Form 10-Q
period 2007-03-31
IPG PHOTONICS CORP
filed 2007-05-15
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33155

IPG PHOTONICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3444218
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

50 Old Webster Road, Oxford, Massachusetts	01540
(Address of principal executive offices)	(Zip code)
(508) 373-1100
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
     As of May 7, 2007, there were 42,921,976 shares of the registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(In thousands, except share and per
	share data)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$49,129	$75,667
Accounts receivable, net	24,413	22,353
Inventories, net	45,167	42,162
Prepaid expenses and other current assets	9,182	6,666
Deferred income taxes	5,548	9,591

Total current assets	133,439	156,439

DEFERRED INCOME TAXES	7,305	3,801

PROPERTY, PLANT AND EQUIPMENT, Net	73,826	67,153

OTHER ASSETS	5,854	5,099

TOTAL	$220,424	$232,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving line-of-credit facilities	$848	$2,603
Current portion of long-term debt	—	8,299
Accounts payable	8,640	7,640
Accrued expenses and other liabilities	13,980	13,940
Income taxes payable	7,516	8,289

Total current liabilities	30,984	40,771

DEFERRED INCOME TAXES	218	232

LONG-TERM DEBT	20,000	30,068

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	3,199	2,827

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized, 42,916,754 shares issued and outstanding at March 31, 2007; 42,901,612 shares issued and outstanding at December 31, 2006	4	4
Additional paid-in capital	271,363	271,122
Notes receivable from stockholders	(23)	(23)
Accumulated deficit	(113,779)	(120,392)
Accumulated other comprehensive income	8,458	7,883

Total stockholders’ equity	166,023	158,594

TOTAL	$220,424	$232,492

See notes to unaudited consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share data)
NET SALES	$41,753	$32,743

COST OF SALES	22,422	20,278

GROSS PROFIT	19,331	12,465

OPERATING EXPENSES:
Sales and marketing	1,909	1,080
Research and development	2,129	1,235
General and administrative	4,241	2,659

Total operating expenses	8,279	4,974

OPERATING INCOME	11,052	7,491

OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	396	(355)
Fair value adjustment to Series B Warrants	—	(1,862)
Other income, net	44	8

Total other expense	440	(2,209)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	11,492	5,282

PROVISION FOR INCOME TAXES	(4,507)	(1,927)

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	(372)	(288)

NET INCOME	$6,613	$3,067

NET INCOME PER SHARE:
Basic	$0.15	$0.08
Diluted	$0.15	$0.07

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	42,909	26,771
Diluted	45,602	30,658
See notes to unaudited consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,613	$3,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,725	1,817
Deferred income taxes	691	1,990
Other	162	224
Fair value adjustment to Series B Warrants	—	1,862
Minority interests in consolidated subsidiaries	372	288
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(2,351)	(2,439)
Inventories	(3,284)	(1,106)
Prepaid expenses and other current assets	(3,218)	(690)
Accounts payable	(93)	387
Accrued expenses and other liabilities	(184)	2,163
Income and other taxes payable	(855)	(769)

Net cash provided by operating activities	578	6,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,262)	(3,865)
Proceeds from sale of property, plant and equipment	57	—
Employee and stockholder loans repaid	11	1,097

Net cash used in investing activities	(7,194)	(2,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	6,052	3,940
Payments on line-of-credit facilities	(7,769)	(3,938)
Principal payments on long-term borrowings	(18,177)	(2,142)
Exercise of employee stock options and related tax benefit from exercise	23	545

Net cash used in financing activities	(19,871)	(1,595)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(51)	61

NET INCREASE IN CASH AND CASH EQUIVALENTS	(26,538)	2,492

CASH AND CASH EQUIVALENTS — Beginning of period	75,667	8,361

CASH AND CASH EQUIVALENTS — End of period	$49,129	$10,853

See notes to unaudited consolidated financial statements.

\

IPG PHOTONICS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying interim unaudited consolidated financial statements have been prepared by IPG Photonics Corporation, or “IPG”, “we”, “our”, or “the Company”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our annual report on Form 10-K for the year ended December 31, 2006.
     In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 became effective for us beginning January 1, 2007. We identified and reviewed potential uncertainties related to taxes upon the adoption of FIN 48. We determined that the exposure to those uncertainties did not have a material impact on our results of operations or financial condition.
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
3. INVENTORIES
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Components and raw materials	$18,939	$19,244
Work-in-process	14,540	12,886
Finished goods	11,688	10,032

Total	$45,167	$42,162

4. FINANCING ARRANGEMENTS
     The Company’s borrowings under existing financing arrangements consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Revolving Line-of-Credit Facilities:
Euro Overdraft Facilities	$—	$84
U.S. Line of Credit	—	—
Japanese Line of Credit	848	2,519

Total	$848	$2,603

Term Debt:
U.S. Construction Loan	$—	$5,589
Subordinated Notes	20,000	20,000
Euro Construction Loan	—	2,886
Euro Variable Rate Loan	—	6,267
Other term debt	—	3,625

Total term debt	20,000	38,367
Less current portion	—	(8,299)

Long-term debt	$20,000	$30,068

  Revolving Line-of-Credit Facilities:
     Euro Overdraft Facilities — The Company maintains a syndicated overdraft facility with available principal of Euro 4,895,500 (approximately $6,527,333 at March 31, 2007). Of the total amount, Euro 1,873,000 (approximately $2,497,000 at March 31, 2007) is available at least through March 2010, Euro 2,000,000 (approximately $2,667,000 at March 31, 2007) is available through September 2007 and Euro 1,022,500 (approximately $1,363,000 at March 31, 2007) is available through May 2007. This facility bears interest at market rates that vary depending upon the principal outstanding (from 7.5% to 9.0% at March 31, 2007). This facility is collateralized by a common pool of the assets of the Company’s German subsidiary, IPG Laser GmbH. A portion of this loan is partially guaranteed by the Company’s largest stockholder. At March 31, 2007, the availability under the Euro Overdraft Facility totaled $6,527,000.
     The Company also maintains Euro credit lines in Italy with available principal of Euro 650,000 (approximately $867,000 as of March 31, 2007) which bear interest at rates ranging from 5.2% to 7.0%. At March 31, 2007, the remaining availability under the Euro credit lines was $867,000.
     U.S. Line of Credit — The Company maintains a credit line with available principal of 80% of eligible receivables, up to $7,000,000, on a revolving basis. This facility bears interest at a variable rate of LIBOR plus 3% (8.2% at March 31, 2007). The facility terminates in June 2007, and is collateralized by all the assets held by the U.S. parent company. At March 31, 2007, the availability under the U.S. Line of Credit totaled $5,089,000.
     Japanese Line of Credit — In September 2006, the Company negotiated two credit lines with available principal of 100% of eligible receivables, up to JPY 441,905,000 (approximately $3,747,000 at March 31, 2007), on a revolving basis. These facilities bear interest at rates ranging from 2.13% to 2.25% at March 31, 2007. The facility is renewable annually and collateralized by accounts receivable and inventory in Japan. At March 31, 2007, the availability under the Japanese Line of Credit totaled $2,899,000.
  Term Debt:
     In the first quarter of 2007, we used $18.2 million of cash to repay substantially all of our bank term debt outstanding as of December 31, 2006 except for the $20.0 million subordinated, unsecured, variable-rate notes, which mature in 2009. The Company issued subordinated notes to the holders of its Series B convertible redeemable preferred stock upon conversion of their shares in December 2006. The subordinated notes bear interest at the greater of the short-term applicable Federal rate (4.97% at December 31, 2006), as published by the Internal Revenue Service, or 4% in the first year, 7% in the second year and 10% in the third year. The notes mature in December 2009 and may be prepaid without penalty.
5. NET INCOME PER SHARE
     For periods during which the Company had two classes of equity securities issued and outstanding, it followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-6”), which established standards regarding the computation of net income per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock accretion and deemed dividends related to beneficial conversion features, to be allocated between the common and convertible securities based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income applicable to common stockholders by the weighted- average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted net income per share for securities other than common stock; therefore, the following per share amounts only pertain to the Company’s common stock.
     The Company calculates diluted net income per share under the if-converted method unless the conversion of the convertible preferred stock is dilutive to basic net income per share. To the extent convertible preferred stock is dilutive, the Company calculates diluted net income per share under the two-class method to include the effect of potential common shares.
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Weighted-average common shares outstanding used to compute basic net income per share; two classes of equity securities were outstanding for the three months ended March 31, 2006	—	26,771

Weighted-average common shares outstanding used to compute basic net income per share after conversion of convertible redeemable preferred stock; one class of common shares was outstanding for the three months ended March 31, 2007	42,909	—

Weighted-average common shares outstanding	42,909	26,771
Add dilutive common equivalents:
Stock options	2,693	2,098
Series A preferred stock	—	—
Series B preferred stock	—	—
Series D preferred stock	—	—
Convertible supplier note payable	—	1,789

Shares used to compute diluted net income per share	45,602	30,658

     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Stock options	5	—
Series A preferred stock — if converted	—	358
Series B preferred stock — if converted	—	2,892
Series D preferred stock — if converted	—	1,789
Convertible supplier note payable — if converted	—	—
     The Series B Warrants were only exercisable upon the completion of an initial public offering of the Company’s common stock or the sale, liquidation, or merger of the Company and, as such, any shares that would have been issued upon the exercise of the Series B Warrants were excluded from the computations of net income per share for all periods presented.
     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006

Calculation of basic net income per share — two-class method:
Net income	$—	$3,067
Accretion of series B preferred stock	—	(518)
Beneficial conversion feature	—	—

Net income, net of assumed stock dividends	$—	$2,549
Percent of net income applicable to common stockholders (1)	100%	85%
Net income applicable to common stockholders	—	2,174
Weighted-average common shares outstanding	—	26,771

Basic net income per share — two-class method	$—	$0.08

Net income for period during which single class of equity securities was outstanding	$6,613	—
Weighted-average common shares outstanding	42,909	—
Basic net income per share for period during which a single class of equity securities was outstanding	$0.15	—

Basic net income per share	$0.15	$0.08

Calculation of diluted net income per share:
Net income applicable to common stockholders	$6,613	$2,174
Interest expense on convertible supplier note payable	—	63
Net income applicable to dilutive convertible preferred	—	—

Net income	6,613	2,237
Weighted-average diluted shares outstanding	45,602	30,658
Diluted net income per share	$0.15	$0.07

(1)	Calculation of percentage of net income applicable to common stockholders:

	Three Months Ended March 31,
	2007	2006
Weighted-average common shares outstanding	42,909	26,771
Weighted-average dilutive convertible preferred stock outstanding	—	—
Weighted-average anti-dilutive convertible preferred stock outstanding	—	5,039

Weighted-average common shares and preferred shares	42,909	31,810
Percent of net income applicable to common stockholders	100%	85%
Percent of net income applicable to dilutive convertible preferred stockholders	—%	—%
6. COMPREHENSIVE INCOME
     Total comprehensive income and its components were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income	$6,613	$3,067
Other comprehensive income:
Foreign currency translation adjustment	575	576

Comprehensive income	$7,188	$3,643

Total accumulated other comprehensive income at each balance sheet date is comprised solely of the cumulative translation adjustment related to our foreign operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
     We develop and manufacture a broad line of high-performance fiber lasers, fiber amplifiers and diode lasers for diverse applications in numerous markets. Our diverse lines of low, mid and high-power lasers and amplifiers are used in materials processing, communications, medical and advanced applications. We sell our products globally to original equipment manufacturers, or OEMs, system integrators and end users. We market our products internationally primarily through our direct sales force and also through agreements with independent sales representatives and distributors.
     We are vertically integrated such that we design and manufacture all key components used in our finished products, from semiconductor diodes to optical fiber preforms, finished fiber lasers and amplifiers. Since our formation in 1990, we have been focused on developing and manufacturing high-power fiber lasers and amplifiers. We established manufacturing and research operations in Germany in 1994 and in the United States in 1998. In December 2006, we completed our initial public offering of 10,350,000 shares of common stock at $16.50 per share (the “IPO”), comprised of 6,241,379 primary shares and 4,108,621 shares offered by selling stockholders. In connection with the IPO, all of the outstanding shares of our preferred stock were converted into an aggregate of 9,295,558 shares of the Company’s common stock.
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
     Gross margin. Our total gross margin in any period can be affected by total net sales in any period, product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower-power products, and by other factors, some of which are not under our control. In 2006 our gross margins increased from 38.1% in the first quarter of 2006 to 47.9% in the fourth quarter of 2006. In the first quarter of 2007, our gross margin was 46.3%. The improvement in gross margins was primarily driven by the increase in net sales, which resulted in improved absorption of fixed manufacturing costs. However, due to the fact that we have high fixed costs, our costs are difficult to adjust in response to changes in demand. Therefore, our manufacturing costs as a percentage of net sales are volatile and can increase or decrease depending on total net sales reported in a period. Our product mix affects our margins because the selling price per watt is higher for low and mid-power devices than for high-power devices. The overall cost of high-power lasers may be partially offset by improved absorption of fixed overhead costs associated with sales of larger volumes of higher-power products. We regularly review our inventory for items that have been rendered obsolete or determined to be excess, and any write-off of such obsolete or excess inventory affects our gross margins.

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
     Major customers. We have historically depended on a few customers for a large percentage of our annual net sales. The composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales were 24% in the first quarter of 2007, and 29%, 37% and 37% for the years ended December 31, 2006, 2005 and 2004, respectively. Sales to our largest customer accounted for less than 10% of our net sales in the first quarter of 2007 and 10%, 13% and 20% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our net sales to our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006
     Net sales. Net sales increased by $9.1 million, or 27.8%, to $41.8 million for the three months ended March 31, 2007 from $32.7 million for the three months ended March 31, 2006. This increase was attributable to a higher volume of sales of fiber lasers in materials processing applications, where net sales increased by $11.5 million or 53.1% and advanced applications, where net sales increased by $1.1 million, or 35.4%. This increase was partially offset by a decrease in sales in communications and medical applications of $2.9 million, or 55.9%, and $0.7 million, or 26.4%, respectively. The growth in materials processing sales resulted primarily from increased market penetration for high-power fiber lasers as well as an increase in sales of pulsed lasers and medium-power fiber lasers. In the first quarter of 2007 sales of high-power lasers increased by $5.7 million, or 74.8%, to $13.3 million while sales of medium-power lasers increased by $1.3 million, or 36.0%, to $4.7 million and sales of pulsed lasers increased by $3.8 million, or 47.3%, to $11.9 million as compared to the same period last year. The decrease in communications sales was due to lower sales of fiber amplifiers to our largest U.S. customer due to increased competition. The decrease in medical sales was caused by lower sales to a large customer that adjusted its inventory carrying levels.
     Cost of sales and gross margin. Cost of sales increased by $2.1 million, or 10.3%, to $22.4 million for the three months ended March 31, 2007 from $20.3 million for the three months ended March 31, 2006, as a result of increased sales volume. Our gross margin increased to 46.3% for the three months ended March 31, 2007 from 38.1% for the three months ended March 31, 2006. The increase in gross margin compared to the same period last year is primarily the result of more favorable absorption of our fixed manufacturing costs due to higher production volumes, ongoing initiatives to improve manufacturing efficiencies and continuing decreases in the cost of our internally manufactured optical components. These initiatives resulted in a reduction of the cost per watt of our fiber lasers, in particular our high-power lasers.
     Sales and marketing expense. Sales and marketing expense increased by $0.8 million, or 72.7%, to $1.9 million for the three months ended March 31, 2007 from $1.1 million for the three months ended March 31,

2006, primarily as a result of an increase of $0.4 million in personnel costs due to the expansion of our worldwide direct sales organization and an increase of $0.3 million in selling expenses related to the expansion of our application centers and the cost of products used for demonstration purposes.
     Research and development expense. Research and development expense increased by $0.9 million, or 75.0%, to $2.1 million for the three months ended March 31, 2007 from $1.2 million for the three months ended March 31, 2006. This increase is primarily due to an increase of $0.6 million in personnel costs to support increased research and development activity. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields and the development of new products operating at different wavelengths and at higher output powers.
     General and administrative expense. General and administrative expense increased by $1.5 million, or 55.6%, to $4.2 million for the three months ended March 31, 2007 from $2.7 million for the three months ended March 31, 2006, primarily due to an increase of $0.7 million in personnel expenses as we expanded the general and administrative function to support the growth of the business and comply with the reporting and regulatory requirements of a public company, and a $0.6 million increase in legal, consulting and accounting costs due to internal control and tax compliance initiatives and litigation. The increase was also due to an increase in bad debt expense of $0.4 million and an increase in insurance expenses of $0.2 million related to directors and officers insurance. The increase was partially offset by realized and unrealized gains related to foreign currency transactions and associated balances of a gain of $0.5 million in the first quarter of 2007 compared to a $0.1 million loss in the same period last year.
     Interest (income) expense, net. Interest (income) expense, net changed by $0.8 million to net interest income of $0.4 million for the three months ended March 31, 2007 from net interest expense of $0.4 million for the three months ended March 31, 2006. The change in interest (income) expense, net resulted from lower interest expense incurred after the repayment of all of our term debt in the first quarter of 2007, lower utilization of our line-of-credit facilities and higher interest income earned on the net proceeds from our IPO.
     Fair value adjustment to series B warrants. There was no expense related to the fair value adjustment of the series B warrants for the three months ended March 31, 2007 as compared to $1.9 million for the three months ended March 31, 2006 because we repurchased the series B warrants in December 2006. As a result, there will be no further charges to record the change in the fair value of the series B warrants.
     (Provision for) benefit from income taxes. Provision for income taxes increased by $2.6 million, to $4.5 million for the three months ended March 31, 2007 from $1.9 million for the three months ended March 31, 2006, representing an effective tax rate of 39.2% in the three months ended March 31, 2007 as compared to 36.5% in the same period last year. The increase in the provision for income taxes resulted from higher pre-tax income and a higher effective tax rate. Excluding the fair value adjustment to series B warrants, the effective tax rate was 27.0% for the three months ended March 31, 2006. The increase in the effective tax rate in 2007 is primarily due to an effective tax rate applied to U.S.-generated income of approximately 34% in the first quarter of 2007 as compared to an effective rate of zero percent in the first quarter of 2006. The valuation allowance for U.S. federal net operating losses was released in the fourth quarter of 2006 and, accordingly, there is no benefit from the release of the valuation allowance in the first quarter of 2007 for U.S. federal net operating losses used.
     Net income. Net income increased by $3.5 million to $6.6 million for the three months ended March 31, 2007 from $3.1 million for the three months ended March 31, 2006. Net income as a percentage of our net sales increased by 6.4 percentage points to 15.8% for the three months ended March 31, 2007 from 9.4% for the same period in 2006.
Liquidity and Capital Resources
     Our principal sources of liquidity as of March 31, 2007 consisted of cash and cash equivalents of $49.1 million, unused credit lines and overdraft facilities of $15.4 million and working capital of $102.5 million. This compares to cash and cash equivalents of $75.7 million, unused credit lines and overdraft facilities of $13.8 million and working capital of $115.7 million as of December 31, 2006. The decrease in cash and cash equivalents of $26.6 million from

December 31, 2006 relates primarily to the repayment of long-term debt of $18.2 million, net decreases in borrowings on credit lines of $1.7 million and capital expenditures of $7.3 million, partially offset by cash provided by operations of $0.6 million.
In the first quarter of 2007, we used $18.2 million of the proceeds from our IPO to repay substantially all of our bank term debt except for the $20.0 million subordinated, unsecured, variable-rate notes described in Note 4 to our consolidated financial statements, which mature in 2009. We expect that the remaining proceeds and cash generated from operations will be sufficient to meet our liquidity and capital needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our rate of net sales growth, the timing and extent of spending to support development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We have made no arrangements to obtain additional financing, and there is no assurance that such additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.
Although we repaid substantially all our fixed-term debt in the first quarter of 2007, we intend to maintain availability under our lines of credit to finance our short term working capital requirements that may arise from time to time.
     The following table details our line-of-credit facilities as of March 31, 2007:

Description	Available Principal	Interest Rate	Maturity	Security
Euro Overdraft Facilities	Euro 4.9 million ($6.5 million)	7.5% – 9.0% depending upon principal outstanding	May 2007 to December 2010	Common pool of assets of German subsidiary

U.S. Demand Line (1)	80% of eligible receivables, up to $7 million	LIBOR plus 3.0%	June 2008	All assets held by our U.S. parent company (IPG Photonics Corporation)

Japanese Overdraft Facility	JPY 442 million ($3.7 million)	2.13% – 2.25%	September 2007	Pool of assets of Japanese subsidiary

(1)	This loan has a minimum debt service coverage covenant, which requires that we maintain a ratio of not less than 1.20:1.00 of (i) earnings before interest, taxes, depreciation and amortization, plus stock-based compensation and fair value adjustments to the series B warrants, less unfunded capital expenditures and cash taxes paid, divided by (ii)(a) current maturities of long-term debt and capital leases, plus (b) interest expense, measured as of each fiscal quarter. We are also required to maintain a ratio of not less than 2.50:1.00 of current assets to current liabilities and a ratio of not less than 2.01:1.00 of total liabilities to tangible net worth, measured each fiscal quarter.
     Operating activities. Cash provided by operating activities in the three months ended March 31, 2007 decreased by $6.2 million to $0.6 million from $6.8 million in the three months ended March 31, 2006. The decrease in cash provided by operating activities in the first quarter of 2007 compared to the first quarter of 2006 primarily resulted from:
•	A decrease in non-cash deferred taxes of $1.3 million resulting from the use of all remaining German net operating losses in 2006 which also resulted in an increase in cash paid for income taxes of $3.6 million in the first quarter of 2007 because of increased estimated tax payments in Germany;

•	An increase in cash used to finance inventory of $2.2 million primarily related to an increase in finished goods inventory due to the timing of shipment of finished product and an increase in components used in our vertically integrated manufacturing processes;

•	An increase in cash used to finance prepayments and other current assets of $2.5 million primarily related to an increase in deferred expenses and an increase in prepayments made to suppliers in Russia; and

•	A decrease in cash provided by accrued expenses and other liabilities of $2.3 million primarily related to a prepayment received from a customer in the first quarter of 2006 which did not recur in 2007.

•	Partially off-set by increased net income.
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
     Investing activities. Cash used in investing activities was $7.2 million and $2.8 million in the three months ended March 31, 2007 and 2006, respectively. The cash used in investing activities in the first quarter of 2007 was related to capital expenditures on plant and machinery and equipment primarily in the United States, Germany, and Russia. The cash used in investing activities in 2006 was related to capital expenditures on plant and machinery and equipment of $3.4 million, primarily in the United States and Germany, which was partially offset by loan repayments from the stockholders. Capital expenditures in the United States, Germany and Russia relate to our new diode wafer growth, fiber and production facilities, respectively. These projects were started in 2006 and are now close to completion. We expect to continue to invest in plant and machinery and to use a significant amount of our cash generated from operations to finance capital expenditures. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer in the event that our net sales are reduced or if our rate of growth slows, with the result that it would be difficult to defer committed capital expenditures to a later period.
     Financing activities. Cash used by financing activities was $19.9 million and $1.6 million in the three months ended March 31, 2007 and 2006, respectively. The cash used in financing activities in the first quarter of 2007 was related to repayment of our long-term bank debt and credit lines. Cash used in financing activities in the first quarter of 2006 included $2.1 million used to repay long-term debt partially offset by $0.6 million of proceeds from the exercise of stock options.
Cautionary Statement Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Quarterly Report on Form 10-Q except for historical information are forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.
     The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, “Business” and Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the period ended December 31, 2006. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Recent Accounting Pronouncements
     In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 became effective for us beginning January 1, 2007. We identified and reviewed potential uncertainties related to taxes upon the adoption of FIN 48. We determined that the exposure to those uncertainties did not have a material impact on our results of operations or financial condition.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
     Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro and the Japanese Yen. Charges related to losses on foreign exchange transactions are reported as a component of general and administrative expense and totaled a $0.5 million gain and a $0.1 million loss in the three months ended March 31, 2007 and 2006, respectively.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision of our chief executive officer and our chief financial officer, our management has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the first quarter of 2007 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits

Exhibit No.	Description

10.1	Non-Employee Directors Compensation Plan

10.2	2000 Incentive Compensation Plan

10.3	2006 Incentive Compensation Plan

10.4	Non-Employees Directors Stock Plan

10.5	Form of Stock Option Agreement under the 2000 Incentive Compensation Plan

10.6	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan

10.7	Form of Stock Option Agreement under the 2006 Non-Employee Directors Stock Plan

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION
Date: May 14, 2007	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2007	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Vice President and Chief Financial Officer (Principal Financial Officer)