Form 10-Q
period 2007-06-30
IPG PHOTONICS CORP
filed 2007-08-13
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
     As of August 8, 2007, there were 43,338,632 shares of the registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Interim Financial Statements
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,709	$75,667
Accounts receivable, net	26,726	22,353
Inventories, net	52,691	42,162
Income taxes receivable	5,881	80
Prepaid expenses and other current assets	7,914	6,586
Deferred income taxes	8,717	9,591

Total current assets	148,638	156,439

DEFERRED INCOME TAXES	3,506	3,801

PROPERTY, PLANT AND EQUIPMENT, Net	81,483	67,153

OTHER ASSETS	6,498	5,099

TOTAL	$240,125	$232,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving line-of-credit facilities	$10,732	$2,603
Current portion of long-term debt	—	8,299
Accounts payable	10,788	7,640
Accrued expenses and other liabilities	14,380	13,940
Income taxes payable	1,930	8,289

Total current liabilities	37,830	40,771

DEFERRED INCOME TAXES	4,955	232

LONG-TERM DEBT	20,000	30,068

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	3,415	2,827

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized, 43,197,920 shares issued and outstanding at June 30, 2007; 42,901,612 shares issued and outstanding at December 31, 2006	4	4
Additional paid-in capital	272,326	271,122
Notes receivable from stockholders	—	(23)
Accumulated deficit	(107,391)	(120,392)
Accumulated other comprehensive income	8,986	7,883

Total stockholders’ equity	173,925	158,594

TOTAL	$240,125	$232,492

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousand, except per share data)
NET SALES	$43,952	$32,184	$85,705	$64,927

COST OF SALES	23,633	18,841	46,055	39,119

GROSS PROFIT	20,319	13,343	39,650	25,808

OPERATING EXPENSES:
Sales and marketing	2,836	1,263	4,745	2,343
Research and development	2,388	1,387	4,517	2,622
General and administrative	4,989	3,154	9,230	5,813

Total operating expenses	10,213	5,804	18,492	10,778

OPERATING INCOME	10,106	7,539	21,158	15,030

OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	117	(354)	513	(709)
Fair value adjustment to Series B Warrants	—	(357)	—	(2,219)
Other (expense) income, net	(8)	4	36	12

Total other income (expense)	109	(707)	549	(2,916)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	10,215	6,832	21,707	12,114

PROVISION FOR INCOME TAXES	(3,611)	(1,939)	(8,118)	(3,866)

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	(216)	(110)	(588)	(398)

NET INCOME	$6,388	$4,783	$13,001	$7,850

NET INCOME PER SHARE:
Basic	$0.15	$0.13	$0.30	$0.22
Diluted	$0.14	$0.12	$0.29	$0.19

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	42,974	27,074	42,942	26,923
Diluted	45,631	31,156	45,616	30,908
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,001	$7,850
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,410	3,754
Deferred income taxes	380	3,063
Stock-based compensation	509	126
Changes related to realized and unrealized (gains)losses on foreign currency transactions	(350)	321
Other	(34)	328
Fair value adjustment to Series B Warrants	—	2,219
Provisions for inventory, warranty & bad debt	2,072	298
Minority interests in consolidated subsidiaries	588	398
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(4,651)	(2,474)
Inventories	(11,746)	(6,389)
Prepaid expenses and other current assets	(2,620)	(1,251)
Accounts payable	2,840	678
Accrued expenses and other liabilities	(273)	976
Income and other taxes payable	(7,117)	411

Net cash (used in) provided by operating activities	(1,991)	10,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,859)	(9,054)
Proceeds from sale of property, plant and equipment	78	20
Employee and stockholder loans repaid	17	1,071

Net cash used in investing activities	(17,764)	(7,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	20,298	8,517
Payments on line-of-credit facilities	(12,118)	(6,325)
Principal payments on long-term borrowings	(18,177)	(2,688)
Exercise of employee stock options and related tax benefit from exercise	851	905

Net cash (used in) provided by financing activities	(9,146)	409

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(57)	167

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,958)	2,921

CASH AND CASH EQUIVALENTS — Beginning of period	75,667	8,361

CASH AND CASH EQUIVALENTS — End of period	$46,709	$11,282

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$350	$716

Income taxes paid	$13,940	$781

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
3. INVENTORIES
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Components and raw materials	$21,964	$19,244
Work-in-process	18,827	12,886
Finished goods	11,900	10,032

Total	$52,691	$42,162

4. FINANCING ARRANGEMENTS
     The Company’s borrowings under existing financing arrangements consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Revolving Line-of-Credit Facilities:
Euro Overdraft Facilities	$3,159	$84
U.S. Line of Credit	4,300	—
Japanese Line of Credit	—	2,519
Chinese Line of Credit	3,273	—

Total	$10,732	$2,603

Term Debt:
U.S. Construction Loan	$—	$5,589
Subordinated Notes	20,000	20,000
Euro Construction Loan	—	2,886
Euro Variable Rate Loan	—	6,267
Other term debt	—	3,625

Total term debt	20,000	38,367
Less current portion	—	(8,299)

Long-term debt	$20,000	$30,068

Revolving Line-of-Credit Facilities:
     Euro Overdraft Facilities — The Company maintains a syndicated overdraft facility with available principal of Euro 4,895,500 (approximately $6,596,000 at June 30, 2007). Of the total amount, Euro 1,873,000 (approximately $2,524,000 at June 30, 2007) is available at least through June 2010 and Euro 3,022,500 (approximately $4,072,000 at June 30, 2007) is available through September 2007. This facility bears interest at market rates that vary depending upon the bank within the syndicate that advances the principal outstanding (from 6.8% to 9.0% at June 30, 2007). This facility is collateralized by a common pool of the assets of the Company’s German subsidiary, IPG Laser GmbH. At June 30, 2007, the remaining availability under the Euro Overdraft Facility totaled $3,578,000.
     The Company also maintains Euro credit lines in Italy with available principal of Euro 650,000 (approximately $876,000 as of June 30, 2007) which bear interest at rates ranging from 4.2% to 5.3%. At June 30, 2007, the remaining availability under the Euro credit lines was $735,000.
     U.S. Line of Credit — Until July 2007 the Company maintained a credit line with available principal of 80% of eligible receivables, up to $7,000,000, on a revolving basis. This facility bears interest at a variable rate of LIBOR plus 3% (8.3% at June 30, 2007). The facility was collateralized by all the assets held by the U.S. parent company. At June 30, 2007, the remaining availability under the U.S. Line of Credit totaled $1,370,000. The Company repaid all amounts outstanding under this line and terminated this facility in July 2007.
     Japanese Line of Credit — The Company maintains two credit lines with available principal of 100% of eligible receivables, up to JPY 600,000,000 (approximately $4,865,000 at June 30, 2007), on a revolving basis. These facilities bear interest at rates ranging from 2.13% to 2.25% at June 30, 2007. The facility is renewable annually and collateralized by accounts receivable and inventory in Japan. At June 30, 2007, the total and remaining availability under the Japanese Line of Credit totaled $1,674,000.
     Chinese Line of Credit — The Company maintains a credit line with available principal up to RMB 24,951,000 (approximately $3,273,000 at June 30, 2007), on a revolving basis. This facility bears interest at a floating rate of 110% of Renminbi base rate (6.7% at June 30, 2007).
     In July 2007, the Company entered into a new $20.0 million unsecured revolving line of credit expiring in July 2010. The new line of credit replaced the U.S. receivables-based, secured line of credit of up to $7.0 million. The new line of credit bears interest at a variable rate of LIBOR plus 0.8% to 1.2% depending, on the Company’s financial performance.

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
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Weighted-average common shares outstanding used to compute basic net income per share:
two classes of equity securities were outstanding for the three and six months ended June 30, 2006	—	27,074	—	26,923

Weighted-average common shares outstanding used to compute basic net income per share after conversion of convertible redeemable preferred stock; one class of equity securities was outstanding for the three and six months ended June 30, 2007	42,974	—	42,942	—

Weighted-average common shares outstanding	42,974	27,074	42,942	26,923
Add dilutive common equivalents:
Stock options	2,657	2,293	2,674	2,196
Series A preferred stock	—	—	—	—
Series B preferred stock	—	—	—	—
Series D preferred stock	—	—	—	—
Convertible supplier note payable	—	1,789	—	1,789

Shares used to compute diluted net income per share	45,631	31,156	45,616	30,908

     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been anti-dilutive (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Actual securities excluded because they would have been anti-dilutive
Stock options	110	—	110	—
Series A preferred stock	—	328	—	358
Series B preferred stock	—	2,944	—	2,918
Series D preferred stock	—	1,789	—	1,789
     The Series B Warrants were only exercisable upon the completion of an initial public offering of the Company’s common stock or the sale, liquidation, or merger of the Company and, as such, any shares that would have been issued upon the exercise of the Series B Warrants were excluded from the computations of net income per share for all applicable periods presented.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Calculation of basic net income per share:
Net income for period during which two classes of equity securites were outstanding	$—	$4,783	$—	$7,850
Accretion of series B preferred stock	—	(518)	—	(1,036)

Net income, net of assumed stock dividends	$—	$4,265	$—	$6,814
Percent of net income allocable to common stockholders (1)	100%	85%	100%	85%
Net income allocable to common stockholders	—	3,637	—	5,811
Weighted-average common shares outstanding	—	27,074	—	26,923
Basic net income per share for period during which two classes of equity securites were outstanding	$—	$0.13	$—	$0.22

Net income for period during which a single class of equity securites was outstanding	$6,388	$—	$13,001	$—
Weighted-average common shares outstanding	42,974	—	42,942	—
Basic net income per share for period during which a single class of equity securites was outstanding	$0.15	$—	$0.30	$—

Basic net income per share	$0.15	$0.13	$0.30	$0.22

Calculation of diluted net income per share:
Net income allocable to common stockholders	$6,388	$3,637	$13,001	$5,811
Interest expense on convertible supplier note payable	—	64	—	127
Net income allocable to dilutive convertible preferred	—	—	—	—

Net income	6,388	3,701	13,001	5,938

Weighted-average diluted shares outstanding	45,631	31,156	45,616	30,908

Diluted net income per share	$0.14	$0.12	$0.29	$0.19

(1)	Calculation of percentage of net income allocable to common stockholders:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Weighted-average common shares outstanding	42,974	27,074	42,942	26,923
Weighted-average anti-dilutive convertible preferred stock outstanding	—	5,061	—	5,065

Weighted-average common shares and preferred shares outstanding	42,974	32,135	42,942	31,988

Percent of net income allocable to common stockholders	100%	85%	100%	85%
Percent of net income allocable to dilutive convertible preferred stockholders	0%	0%	0%	0%
6. COMPREHENSIVE INCOME
     Total comprehensive income and its components were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$6,388	$4,783	$13,001	$7,850
Other comprehensive income:
Foreign currency translation adjustment	528	1,271	1,103	1,847

Comprehensive income	$6,916	$6,054	$14,104	$9,697

Total accumulated other comprehensive income at each balance sheet date is comprised solely of the cumulative translation adjustment related to our foreign operations.

7. STOCK OPTIONS
A summary of option activity is presented below:

			Weighted-Average
			Remaining	Aggregate Intrinsic
	Number of	Weighted-Average	Contractual Life	Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding — January 1, 2007	4,392,161	$2.70	7.31	$93,552
Granted	228,002	19.10
Exercised	(296,308)	1.92
Forfeited	(21,702)	14.17

Outstanding — June 30, 2007	4,302,153	$3.56	7.04	$70,536

Exercisable — June 30, 2007	2,470,612	$1.90	5.85	$44,598
Exercisable — January 1, 2007	2,239,561	$1.57	5.87	$50,230
     The weighted-average grant-date fair value of the options granted to employees in the six months ended June 30, 2007 was $13.37. The intrinsic value of the options exercised during the six months ended June 30, 2007 was $5,649,225.
     The total compensation cost related to non-vested awards not yet recorded at June 30, 2007 was $5,430,000, net of estimated forfeitures of 5%, which is expected to be recognized over 3.6 years on a weighted-average basis.

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
     In April 2007, we opened a new sales and service center in Beijing, China by acquiring certain assets and hiring certain staff from a former distributor. Also, we purchased a new 34,000 square foot facility in Beijing for the new operations in China.
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
     Gross margin. Our total gross margin in any period can be affected by total net sales in any period, product mix, that is, the percentage of our revenue in that period that is attributable to higher- or lower-power products, and by other factors, some of which are not under our control. Due to the fact that we have high fixed costs, our costs are difficult to adjust in response to changes in demand. Therefore, our manufacturing costs as a percentage of net sales are volatile and can increase or decrease depending on total net sales reported in a period. Our product mix affects our margins because the selling price per watt is higher for low and mid-power devices than for high-power devices. The overall cost of high-power lasers may be partially offset by improved absorption of fixed overhead costs associated with sales of larger volumes of higher-power products. We regularly review our inventory for items that have been rendered obsolete or determined to be excess, and any write-off of such obsolete or excess inventory affects our gross margins.
     Sales and marketing expense. We expect to continue to expand our worldwide direct sales organization, build and expand applications centers, hire additional personnel involved in marketing in our existing and new geographic locations, increase the number of units used for demonstration purposes and otherwise increase expenditures on sales and marketing activities in order to support the growth in our net sales. As such, we expect that our sales and marketing expenses will increase in the aggregate.
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
     General and administrative expense. We expect our general and administrative expenses to continue to increase as we expand headcount to support the growth of the Company, public company reporting obligations and regulatory compliance, incur higher insurance expenses related to directors’ and officers’ insurance and continue to invest in our financial reporting systems. Further, legal expenses are expected to increase in response to pending litigation and may increase in response to any future litigation or intellectual property matters, the timing and amount of which may vary substantially from quarter to quarter.
     Major customers. We have historically depended on a few customers for a large percentage of our annual net sales. The composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales were 23% in the six months ended June 30, 2007, and 29%, 37% and 37% for the years ended December 31, 2006, 2005 and 2004, respectively. Sales to our largest customer accounted for less than 10% of our net sales in the first half of 2007. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our net sales to our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended June 30, 2007 compared to the three months ended June 30, 2006
     Net sales. Net sales increased by $11.8 million, or 36.6%, to $44.0 million for the three months ended June 30, 2007 from $32.2 million for the three months ended June 30, 2006. This increase was attributable to higher sales of fiber lasers in materials processing applications, where net sales increased by $10.8 million, or 46.6%, in medical applications, where net sales increased by $1.7 million, or 78.3%, and in advanced applications, where net sales increased by $0.4 million, or 10.9%. These increases were partially offset by a decrease in sales in communications of $1.1 million, or 36.4%. The growth in materials processing sales resulted primarily from increased market penetration for high-power fiber lasers as well as an increase in sales of pulsed fiber lasers. The growth in medical applications resulted primarily from the increased sales of low-power lasers to our major OEM customer in the United States. In the second quarter of 2007, sales of high-power lasers increased by $4.1 million, or 54.6%, to $11.6 million, sales of low-power lasers increased by $2.7 million, or 47.2%, to $8.3 million, and sales of pulsed lasers increased by $2.5 million, or 23.7%, to $13.2 million, as compared to the same period last year. The decrease in communications sales was due to lower sales of fiber amplifiers to our largest U.S. customer due to increased competition as well as completion of a project with a customer in Asia.
     Cost of sales and gross margin. Cost of sales increased by $4.8 million, or 25.5%, to $23.6 million for the three months ended June 30, 2007 from $18.8 million for the three months ended June 30, 2006, as a result of increased sales volume. Our gross margin increased to 46.2% for the three months ended June 30, 2007 from 41.5% for the three months ended June 30, 2006. The increase in gross margin compared to the same period last year is primarily the result of more favorable absorption of our fixed manufacturing costs due to higher production volumes, ongoing initiatives to improve manufacturing efficiencies and continuing decreases in the cost of our internally manufactured optical components, including improvement in high-power fiber modules and packaged diodes. These gains were partially offset by a provision for slow-moving and obsolete inventory of $1.1 million as compared to $0.2 million in the second quarter of 2006.
     Sales and marketing expense. Sales and marketing expense increased by $1.5 million, or over 100%, to $2.8 million for the three months ended June 30, 2007 from $1.3 million for the three months ended June 30, 2006, primarily as a result of an increase of $0.8 million in selling expenses related to an increase in the number of units used for demonstration purposes. To a lesser extent, the increase was due to higher personnel costs related to the expansion of our worldwide direct sales organization, including our new sales and service center in China.
     Research and development expense. Research and development expense increased by $1.0 million, or 71.4%, to $2.4 million for the three months ended June 30, 2007 from $1.4 million for the three months ended June 30, 2006. This increase is primarily due to an increase of $0.7 million in personnel costs to support increased research and development activity. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields and the development of new products operating at different wavelengths and at higher output powers.
     General and administrative expense. General and administrative expense increased by $1.8 million, or 56.3%, to $5.0 million for the three months ended June 30, 2007 from $3.2 million for the three months ended June 30, 2006, primarily due to an increase of $0.8 million in personnel expenses as we expanded the general and administrative function to support the growth of the business and comply with the reporting and regulatory requirements of a public company, higher stock-compensation costs and increased expenses related to our new office in China. Legal, consulting and accounting costs increased by $0.8 million primarily related to audit fees, Sarbanes-Oxley Act compliance costs, tax compliance initiatives, on-going systems implementation and patent litigation defense fees. Additionally, insurance costs increased $0.2 million.
     Interest (income) expense, net. Interest (income) expense, net decreased by $0.5 million to net interest income of $0.1 million for the three months ended June 30, 2007 from net interest expense of $0.4 million for the three months ended June 30, 2006. The change in interest (income) expense, net resulted from lower interest expense incurred after the repayment of all of our term debt in the first quarter of 2007 and higher interest income earned on the net proceeds from our IPO, partially offset by higher utilization of our line-of-credit facilities.
     Fair value adjustment to series B warrants. There was no expense related to the fair value adjustment of the series B warrants for the three months ended June 30, 2007 as compared to $0.4 million for the three months ended June 30, 2006 because we repurchased the series B warrants in December 2006. As a result, there will be no further charges to record the change in the fair value of the series B warrants.
     Provision for income taxes. Provision for income taxes increased by $1.7 million to $3.6 million for the three months ended June 30, 2007 from $1.9 million for the three months ended June 30, 2006, representing an effective tax rate of 35.3% in the three months ended June 30, 2007 as compared to 28.4% in the same period last year. The increase in the provision for income taxes resulted from higher pre-tax income and a higher effective tax rate. Excluding the fair value adjustment to series B warrants, the effective tax rate was 27.0% for the three months ended June 30, 2006. The increase in the effective tax rate in 2007 is primarily due to an effective tax rate applied to U.S.-generated income of approximately 34% in the second quarter of 2007 as compared to an effective rate of zero percent in the second quarter of 2006. The valuation allowance for U.S. federal net operating losses was released in the fourth quarter of 2006 and, accordingly, there is no benefit from the release of the valuation allowance in the second quarter of 2007 for U.S. federal net operating losses used.
     Net income. Net income increased by $1.6 million to $6.4 million for the three months ended June 30, 2007 from $4.8 million for the three months ended June 30, 2006. Net income as a percentage of our net sales decreased by 0.4 percentage points to 14.5% for the three months ended June 30, 2007 from 14.9% for the same period in 2006.

Results of Operations for the six months ended June 30, 2007 compared to the six months ended June 30, 2006
     Net sales. Net sales increased by $20.8 million, or 32.0%, to $85.7 million for the six months ended June 30, 2007 from $64.9 million for the six months ended June 30, 2006. This increase was attributable to higher sales of fiber lasers in materials processing applications, where net sales increased by $21.8 million or 48.7%, advanced applications, where net sales increased by $2.0 million, or 28.9% and medical applications, where net sales increase by $1.0 million, or 19.8%. These increases were partially offset by a decrease in sales in communications of $4.0 million, or 48.5%. The growth in materials processing sales resulted primarily from increased market penetration for high-power fiber lasers as well as an increase in sales of pulsed and medium-power fiber lasers. In the first six months of 2007, sales of high-power lasers increased by $9.8 million, or 64.8%, to $24.9 million, sales of pulsed lasers increased by $6.4 million, or 33.9%, to $25.1 million and sales of medium-power lasers increased by $2.7 million, or 38.3%, to $9.7 million, as compared to the same period last year. The decrease in communications sales was due to lower sales of fiber amplifiers to our largest U.S. telecom customer due to increased competition as well as completion of a project with a customer in Asia.
     Cost of sales and gross margin. Cost of sales increased by $7.0 million, or 17.9%, to $46.1 million for the six months ended June 30, 2007 from $39.1 million for the six months ended June 30, 2006, as a result of increased sales volume. Our gross margin increased to 46.3% for the six months ended June 30, 2007 from 39.7% for the six months ended June 30, 2006. The increase in gross margin compared to the same period last year is primarily the result of more favorable absorption of our fixed manufacturing costs due to higher production volumes, ongoing initiatives to improve manufacturing efficiencies and continuing decreases in the cost of our internally manufactured optical components, including improvement in high-power fiber modules and packaged diodes. These gains were partially offset by a provision for slow-moving and obsolete inventory of $1.1 million as compared to $0.3 million in the six months ended June 30, 2006.
     Sales and marketing expense. Sales and marketing expense increased by $2.4 million, or over 100%, to $4.7 million for the six months ended June 30, 2007 from $2.3 million for the six months ended June 30, 2006, primarily as a result of an increase of $1.1 million in selling expenses related to an increase in the number of units used for demonstration purposes. To a lesser extent the increase was due to higher personnel costs related to the expansion of our worldwide direct sales organization, including our new sales and service center in China.
     Research and development expense. Research and development expense increased by $1.9 million, or 73.1%, to $4.5 million for the six months ended June 30, 2007 from $2.6 million for the six months ended June 30, 2006. This increase is primarily due to an increase of $1.7 million in personnel costs to support increased research and development activity. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields and the development of new products operating at different wavelengths and at higher output powers.
     General and administrative expense. General and administrative expense increased by $3.4 million, or 58.6%, to $9.2 million for the six months ended June 30, 2007 from $5.8 million for the six months ended June 30, 2006, primarily due to an increase of $1.5 million in personnel expenses as we expanded the general and administrative function to support the growth of the business and comply with the reporting and regulatory requirements of a public company, higher stock-compensation costs and increased expenses related to our new office in China. Legal, consulting and accounting costs increased by $1.7 million due primarily to audit fees, Sarbanes-Oxley Act compliance costs, tax compliance initiatives and patent litigation defense fees. Bad debt expense and insurance costs also increased by $0.4 million each. The increase was partially offset by realized and unrealized gains related to foreign currency of $0.5 million in the first six months of 2007 compared to a $0.1 million loss in the same period last year.
     Interest (income) expense, net. Interest (income) expense, net decreased by $1.2 million to net interest income of $0.5 million for the six months ended June 30, 2007 from net interest expense of $0.7 million for the six months ended June 30, 2006. The change in interest (income) expense, net resulted from lower interest expense incurred after the repayment of all of our term debt in the first quarter of 2007 and higher interest income earned on the net proceeds from our IPO.
     Fair value adjustment to series B warrants. There was no expense related to the fair value adjustment of the series B warrants for the six months ended June 30, 2007 as compared to $2.2 million for the six months ended June 30, 2006 because we repurchased the series B warrants in December 2006. As a result, there will be no further charges to record the change in the fair value of the series B warrants.
     Provision for income taxes. Provision for income taxes increased by $4.2 million to $8.1 million for the six months ended June 30, 2007 from $3.9 million for the six months ended June 30, 2006, representing an effective tax rate of 37.4% in the six months ended June 30, 2007 as compared to 31.9% in the same period last year. The increase in the provision for income taxes resulted from higher pre-tax income and a higher effective tax rate. Excluding the fair value adjustment to series B warrants, the effective tax rate was 27.0% for the six months ended June 30, 2006. The increase in the effective tax rate in 2007 is primarily due to an effective tax rate applied to U.S.-generated income of approximately 34% in the first six months of 2007 as compared to an effective rate of zero percent in the first six months of 2006. The valuation allowance for U.S. federal net operating losses was released in the fourth quarter of 2006 and, accordingly, there is no benefit from the release of the valuation allowance in the first six months of 2007 for U.S. federal net operating losses used.
     Net income. Net income increased by $5.2 million to $13.0 million for the six months ended June 30, 2007 from $7.8 million for the six months ended June 30, 2006. Net income as a percentage of our net sales increased by 3.2 percentage points to 15.2% for the six months ended June 30, 2007 from 12.0% for the same period in 2006.

Liquidity and Capital Resources
     Our principal sources of liquidity as of June 30, 2007 consisted of cash and cash equivalents of $46.7 million and unused credit lines and overdraft facilities of $7.4 million and working capital (excluding cash) of $64.1 million. This compares to cash and cash equivalents of $75.7 million, unused credit lines and overdraft facilities of $13.8 million and working capital (excluding cash) of $40.0 million as of December 31, 2006. The decrease in cash and cash equivalents of $29.0 million from December 31, 2006 relates primarily to the repayment of long-term debt of $18.2 million and capital expenditures of $17.8 million, partially offset by net proceeds from our credit lines of $8.2 million.
     In the first quarter of 2007, we used $18.2 million of the proceeds from our IPO to repay substantially all of our bank term debt except for the $20.0 million subordinated, unsecured, variable-rate notes described in Note 4 to our consolidated financial statements, which mature in 2009. We expect that the remaining proceeds and our existing lines-of-credit will be sufficient to meet our liquidity and capital needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our rate of net sales growth, the timing and extent of spending to support development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We have made no arrangements to obtain additional financing, and there is no assurance that such additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.
Although we repaid substantially all our fixed-term debt in the first quarter of 2007, we intend to maintain and use availability under our lines of credit to finance our short-term working capital requirements that may arise from time to time.
     The following table details our line-of-credit facilities as of June 30, 2007:

Description	Available Principal	Interest Rate	Maturity	Security
Euro Overdraft	Euro 4.9 million	6.8% – 9.0% depending	September	Common pool of
Facilities (Germany) (1)	($6.6 million)	upon principal outstanding	2007 to June 2010	assets of German subsidiary

Euro Overdraft	Euro 0.7 million	4.2% - 5.3%	December	Common pool of assets
Facilities (Italy) (1)	($0.9 million)		2007	of Italian subsidiary

U.S. Demand Line (2)	80% of eligible	LIBOR plus 3.0%	June 2008	All assets held by our U.S.
	receivables, up to			parent company (IPG
	$7 million			Photonics Corporation)

Japanese Overdraft	JPY 600 million	2.13% - 2.25%	September	Pool of assets of
Facility (1)	($4.9 million)		2007	Japanese subsidiary

Chinese Overdraft	RMB 25 million	110% of RMB base rate	February	Unsecured
Facility	($3.3 million)		2008

(1)	The Company is currently in the process of negotiating a new facility to replace these facilities.

(2)	This credit facility was terminated and repaid in July 2007. In July 2007, the Company entered into a new $20.0 million unsecured revolving line of credit expiring in July 2010. The new line of credit bears interest at a variable rate of LIBOR plus 0.8% to 1.2%, depending on the Company’s financial performance.
     Operating activities. Cash used in operating activities in the six months ended June 30, 2007 was $2.0 million compared to $10.3 million provided by operating activities in the six months ended June 30, 2006. The increase in cash used in operating activities in the first six months of 2007 compared to the first six months of 2006 primarily resulted from:
•	A decrease in income taxes payable of $7.1 million in the first half of 2007 as compared to an increase in income taxes payable of $0.4 million in the same period last year. The decrease in income taxes payable in the first half of 2007 primarily resulted from estimated cash tax payments in Germany which increased by $12.7 million to $13.2 million in the first half of 2007 from $0.5 million for the first half of 2006. The cash taxes paid were offset by the current tax provision for each period; and

•	An increase in inventory of $11.7 million in the first six months of 2007 as compared to $6.4 million for the first six months of 2006 primarily related to an increase in work-in-process inventory of optical components and sub-assemblies and an increase in purchased components; partially offset by

•	An increase in net income.
     Given our vertical integration, rigorous and time-consuming testing procedures for both internally manufactured and externally purchased components and the lead time required to manufacture components used in our finished product, the rate at which we turn inventory has historically been low. We do not expect this to change significantly in the future and believe that we will maintain a relatively high level of inventory compared to our cost of sales. As a result we continue to expect to have a significant amount of working capital invested in inventory and for changes in our level of inventory to lead to an increase in cash generated from our operations when it is sold or a decrease in cash generated from our operations at times when the amount of inventory is increasing. A reduction in our level of net sales or the rate of growth of our net sales from their current levels would mean that the rate which we are able to convert our inventory into accounts receivable would decrease.
     Investing activities. Cash used in investing activities was $17.8 million and $8.0 million in the six months ended June 30, 2007 and 2006, respectively. The cash used in investing activities in the first six months of 2007 was related to capital expenditures on plant and machinery and equipment primarily in the United States, Germany, China and Russia. The cash used in investing activities in 2006 was related to capital expenditures on plant and machinery and equipment of $9.1 million, primarily in the United States and Germany, which was partially offset by loan repayments of $1.1 million from the stockholders. Capital expenditures in the United States, Germany, China and Russia relate to our new diode wafer growth, fiber, new sales and service center and new production facilities, respectively. We expect to continue to invest in plant and machinery and to use a significant amount of our cash generated from operations to finance capital expenditures. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer in the event that our net sales are reduced or if our rate of growth slows, with the result that it would be difficult to defer committed capital expenditures to a later period.
     Financing activities. Cash used by financing activities was $9.1 million in the six months ended June 30, 2007 compared to cash provided by financing activities of $0.4 million in the six months ended June 30, 2006. The cash used in financing activities in the first six months of 2007 was related to repayment of our long-term bank debt, partially offset by the net proceeds from the use of our credit lines. Cash provided by financing activities in the first six months of 2006 included $0.9 million of proceeds from the exercise of stock options, partially offset by repayments of long-term debt.
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
     Interest rate risk. Our investments have limited exposure to interest risk. To minimize this risk, we maintain a portfolio of cash, cash equivalents and short-term investments, consisting primarily of bank deposits, money market funds and short-term government funds. The interest rates are variable and fluctuate with current market conditions. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.
     Our exposure to interest risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. The interest rate on our existing bank debt is currently fixed except for our U.S. demand line of credit. The rates on our Euro overdraft facilities in Germany and Italy and our Japanese Yen overdraft facility are fixed for twelve-month periods. Approximately 85% of our outstanding debt had a fixed rate of interest as of June 30, 2007. All of our U.S. and German term debt was repaid in the first quarter of 2007 except for the $20 million of subordinated notes issued to our series B stockholders upon completion of our IPO. We do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
     Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro and the Japanese Yen. Charges related to losses on foreign exchange transactions are reported as a component of general and administrative expense and totaled a $0.5 million gain and a $0.1 million loss in the six months ended June 30, 2007 and 2006, respectively.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision of our chief executive officer and our chief financial officer, our management has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
Changes in Internal Controls
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the second quarter of 2007 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results and the risk factor below. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     The markets for our products are highly competitive and increased competition could increase our costs, reduce our sales or cause us to lose market share.
     The industries in which we operate are characterized by significant price and technological competition. Our fiber laser and amplifier products compete with conventional laser technologies and amplifier products offered by several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do. Also, we compete with widely used non-laser production methods, such as resistance welding. We believe that competition will be particularly intense from makers of CO2 and YAG lasers, as these makers of traditional laser solutions may lower prices to maintain current market share and have committed significant research and development resources to pursue opportunities related to these technologies.
     We also face competition from a growing number of fiber laser makers. We also expect competition from established laser makers that may have started or may start programs to develop and sell fiber lasers or solid state laser technology alternatives to fiber lasers Several established laser makers and others have recently introduced low and high-power fiber lasers, or have announced plans to develop fiber-based lasers, that would compete with our products. Because many of the components required to develop and produce low-power fiber lasers and amplifiers are commercially available, barriers to entry are relatively low, and we expect new competitive products to be introduced. We may not be able to successfully differentiate our current and any future products from our competitors’ products and current or prospective customers may not consider our products to be superior to competitors’ products. To maintain our competitive position, we believe that we will be required to continue a high level of investment in research and development, application development and customer service and support, and to react to pricing conditions. We may not have sufficient resources to continue to make these investments and we may not be able to make the technological advances or price adjustments necessary to maintain our competitive position. We also compete against our OEM customers’ internal production of competitive laser technologies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of stockholders of IPG Photonics Corporation held on June 12, 2007, the stockholders considered and voted upon proposals to (i) re-elect the nine members of our board of directors to one-year terms and (ii) ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2007. Of the 39,987,570 shares present, the following number of shares voted for, against or withheld and abstained:
1.	Re-election of directors:

Nominee	Votes For	Votes Withheld
Valentin P. Gapontsev, Ph.D.	39,746,401	125,169
Eugene Shcherbakov, Ph.D.	39,736,732	134,838
Igor Samartsev	34,177,325	5,694,245
Robert A. Blair	39,611,068	260,502
Michael C. Child	39,814,777	56,793
John H. Dalton	39,732,887	138,683
Henry E. Gauthier	39,817,910	53,660
William S. Hurley	39,787,644	83,926
William F. Krupke, Ph.D.	39,790,277	81,293
2.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2007:

Votes For	Votes Withheld	Abstentions
39,802,984	39,462	29,124
Item 5. Other Information
     None.

Item 6. Exhibits
     (a) Exhibits

Exhibit No.	Description

10.1	Loan Agreement dated as of July 26, 2007, between IPG Photonics Corporation and Bank of America, N.A.

10.2	Revolving Credit Note dated July 26, 2007 by IPG Photonics Corporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION
Date: August 10, 2007	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2007	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Vice President and Chief Financial Officer (Principal Financial Officer)