Form 10-Q
period 2007-09-30
IPG PHOTONICS CORP
filed 2007-11-09
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
     As of October 31, 2007, there were 43,777,926 shares of the registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Interim Financial Statements
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(In thousands, except share and per
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,750	$75,667
Accounts receivable, net	33,277	22,353
Inventories, net	58,850	42,162
Income taxes receivable	7,663	80
Prepaid expenses and other current assets	9,449	6,586
Deferred income taxes	7,334	9,591

Total current assets	161,323	156,439

DEFERRED INCOME TAXES	167	3,801

PROPERTY, PLANT AND EQUIPMENT, Net	89,811	67,153

OTHER ASSETS	6,911	5,099

TOTAL	$258,212	$232,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving line-of-credit facilities	$15,566	$2,603
Current portion of long-term debt	—	8,299
Accounts payable	9,204	7,640
Accrued expenses and other liabilities	17,909	13,940
Income taxes payable	199	8,289

Total current liabilities	42,878	40,771

DEFERRED INCOME TAXES	3,731	232

LONG-TERM DEBT	20,000	30,068

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS	4,067	2,827

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized, 43,533,617 shares issued and outstanding at September 30, 2007; 42,901,612 shares issued and outstanding at December 31, 2006	4	4
Additional paid-in capital	273,720	271,122
Notes receivable from stockholders	—	(23)
Accumulated deficit	(98,834)	(120,392)
Accumulated other comprehensive income	12,646	7,883

Total stockholders’ equity	187,536	158,594

TOTAL	$258,212	$232,492

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands, except per share data)
NET SALES	$47,905	$36,201	$133,610	$101,128

COST OF SALES	26,200	18,864	72,255	57,983

GROSS PROFIT	21,705	17,337	61,355	43,145

OPERATING EXPENSES:
Sales and marketing	2,488	1,768	7,233	4,111
Research and development	2,354	1,692	6,871	4,314
General and administrative	4,049	3,539	13,279	9,352

Total operating expenses	8,891	6,999	27,383	17,777

OPERATING INCOME	12,814	10,338	33,972	25,368

OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	198	(342)	711	(1,051)
Fair value adjustment to Series B Warrants	—	(2,137)	—	(4,356)
Other income, net	309	131	345	143

Total other income (expense)	507	(2,348)	1,056	(5,264)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	13,321	7,990	35,028	20,104

PROVISION FOR INCOME TAXES	(3,505)	(2,731)	(11,623)	(6,597)

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	(1,259)	(512)	(1,847)	(910)

NET INCOME	$8,557	$4,747	$21,558	$12,597

NET INCOME PER SHARE:
Basic	$0.20	$0.13	$0.50	$0.34
Diluted	$0.19	$0.12	$0.47	$0.31

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	43,362	27,304	43,083	27,052
Diluted	45,731	32,859	45,656	32,987
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,558	$12,597
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,555	5,664
Deferred income taxes	3,970	76
Stock-based compensation	905	317
Changes related to realized and unrealized (gains) losses on foreign currency transactions	(885)	585
Other	(65)	227
Fair value adjustment to Series B Warrants	—	4,356
Provisions for inventory, warranty & bad debt	2,555	596
Minority interests in consolidated subsidiaries	1,847	910
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(10,174)	(6,828)
Inventories	(14,599)	(12,555)
Prepaid expenses and other current assets	(7,120)	(1,488)
Accounts payable	1,019	1,260
Due from affiliates, net	36	(63)
Repayment of convertible supplier note	—	(5,100)
Accrued expenses and other liabilities	1,715	2,904
Income and other taxes payable	(9,823)	6,417

Net cash (used in) provided by operating activities	(506)	9,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(26,458)	(14,518)
Proceeds from sale of property, plant and equipment	78	123
Purchase of minority interests in consolidated subsidiaries	(336)	—
Employee and stockholder loans repaid	—	1,633

Net cash used in investing activities	(26,716)	(12,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	27,043	15,488
Payments on line-of-credit facilities	(14,299)	(11,809)
Principal payments on long-term borrowings	(18,177)	(5,228)
Proceeds from long-term borrowings	—	6,376
Exercise of employee stock options and related tax benefit from exercise	1,692	1,033
Transaction costs related to initial public offering	—	(590)
Repayment of note due from stockholder	23	440

Net cash (used in) provided by financing activities	(3,718)	5,710

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	23	173

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30,917)	2,996

CASH AND CASH EQUIVALENTS — Beginning of period	75,667	8,361

CASH AND CASH EQUIVALENTS — End of period	$44,750	$11,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$553	$942

Income taxes paid	$17,509	$1,421

Non-cash transactions:
Purchase of minority interest in consolidated subsidiaries in exchange for equipment	$271	$—
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying unaudited interim consolidated financial statements have been prepared by IPG Photonics Corporation, or “IPG”, “we”, “our”, or “the Company”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our annual report on Form 10-K for the year ended December 31, 2006.
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
3. INVENTORIES
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Components and raw materials	$23,282	$19,244
Work-in-process	23,630	12,886
Finished goods	11,938	10,032

Total	$58,850	$42,162

4. FINANCING ARRANGEMENTS
     The Company’s borrowings under existing financing arrangements consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Revolving Line-of-Credit Facilities:
Euro Overdraft Facilities	$3,256	$84
U.S. Line of Credit	11,440	—
Japanese Line of Credit	870	2,519

Total	$15,566	$2,603

Term Debt:
U.S. Construction Loan	$—	$5,589
Subordinated Notes	20,000	20,000
Euro Construction Loan	—	2,886
Euro Variable Rate Loan	—	6,267
Other term debt	—	3,625

Total term debt	20,000	38,367
Less current portion	—	(8,299)

Long-term debt	$20,000	$30,068

Revolving Line-of-Credit Facilities:
     Euro Overdraft Facilities — The Company maintains a syndicated overdraft facility with available principal of Euro 4,895,500 (approximately $6,982,000 at September 30, 2007). Of the total amount, Euro 1,873,000 (approximately $2,671,000 at September 30, 2007) is available at least through June 2010 and Euro 3,022,500 (approximately $4,311,000 at September 30, 2007) is available through September 30, 2007. This facility bears interest at market rates that vary depending upon the bank within the syndicate that advances the principal outstanding (from 7.0% to 8.5% at September 30, 2007). This facility is collateralized by a common pool of the assets of the Company’s German subsidiary, IPG Laser GmbH. At September 30, 2007, the remaining availability under the Euro Overdraft Facility totaled $3,826,000.
     In October 2007, the Company entered into a new unsecured revolving line of credit of Euro 15,000,000. The new line replaced the syndicated Euro overdraft facility. The credit facility bears interest at various rates based upon the type of loan and matures in June 2010.
     The Company also maintains Euro credit lines in Italy with available principal of Euro 650,000 (approximately $927,000 as of September 30, 2007) which bear interest at rates ranging from 6.24% to 6.25%. At September 30, 2007, the remaining availability under the Euro credit lines was $827,000.
     U.S. Line of Credit — The Company maintains an unsecured revolving line with available principal of up to $20,000,000 expiring in July 2010. The line of credit bears interest at a variable rate of LIBOR plus 0.8% to 1.2% depending on the Company’s financial performance (6.2% at September 30, 2007). The line of credit also allows for drawdowns by certain subsidiaries. At September 30, 2007, the remaining availability under the U.S. Line of Credit totaled $8,560,000. The Company also has the option to increase the U.S. Line of Credit by $5,000,000 pursuant to certain notice requirements.
     Japanese Line of Credit — The Company maintains two credit lines with available principal of 100% of eligible receivables, up to JPY 600,000,000 (approximately $5,221,000 at September 30, 2007), on a revolving basis. These facilities bear interest at rates ranging from 2.13% to 2.25% at September 30, 2007. The facility is renewable annually and collateralized by accounts receivable and inventory in Japan. At September 30, 2007, the total and remaining availability under the Japanese Line of Credit totaled $4,351,000.

     Term Debt:
     In the first quarter of 2007, the Company used $18.2 million of cash to repay substantially all of its bank term debt outstanding as of December 31, 2006 except for the $20.0 million subordinated, unsecured, variable-rate notes, which mature in 2009. The Company issued subordinated notes to the holders of its Series B convertible redeemable preferred stock upon conversion of their shares in December 2006. The subordinated notes bear interest at the greater of the short-term applicable Federal rate (4.97% at December 31, 2006), as published by the Internal Revenue Service, or 4% in the first year, 7% in the second year and 10% in the third year. The notes mature in December 2009 and may be prepaid without penalty.
5. NET INCOME PER SHARE
     For periods during which the Company had two classes of equity securities issued and outstanding, it followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-6”), which established standards regarding the computation of net income per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF 03-6 requires earnings available to common stockholders for the period, after deduction of preferred stock accretion and deemed dividends related to beneficial conversion features, to be allocated between the common and convertible securities based on their respective rights to receive dividends. Basic net income per share is then calculated by dividing income applicable to common stockholders by the weighted-average number of shares outstanding. EITF 03-6 does not require the presentation of basic and diluted net income per share for securities other than common stock; therefore, the following per share amounts only pertain to the Company’s common stock.
     The Company calculates diluted net income per share under the if-converted method unless the conversion of the convertible preferred stock is dilutive to basic net income per share. To the extent convertible preferred stock is dilutive, the Company calculates diluted net income per share under the two-class method to include the effect of potential common shares.
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Weighted-average common shares outstanding used to compute basic net income per share:
two classes of equity securities were outstanding for the three and nine months ended September 30, 2006	—	27,304	—	27,052

Weighted-average common shares outstanding used to compute basic net income per share after conversion of convertible redeemable preferred stock; one class of equity securities was outstanding for the three and nine months ended September 30, 2007	43,362	—	43,083	—

Weighted-average common shares outstanding	43,362	27,304	43,083	27,052
Add dilutive common equivalents:
Stock options	2,369	2,657	2,573	2,349
Series A preferred stock	—	349	—	354
Series B preferred stock	—	—	—	—
Series D preferred stock	—	1,732	—	1,770
Convertible supplier note payable	—	817	—	1,462

Shares used to compute diluted net income per share	45,731	32,859	45,656	32,987

     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on net income per share would have been anti-dilutive (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Actual securities excluded because they would have been anti-dilutive
Stock options	203	73	203	73
Series A preferred stock	—	—	—	—
Series B preferred stock	—	2,887	—	2,808
Series D preferred stock	—	—	—	—
     The Series B Warrants were only exercisable upon the completion of an initial public offering of the Company’s common stock or the sale, liquidation, or merger of the Company and, as such, any shares that would have been issued upon the exercise of the Series B Warrants were excluded from the computations of net income per share for all applicable periods presented.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Calculation of basic net income per share:
Net income for period during which two classes of equity securities were outstanding	$—	$4,747	$—	$12,597
Accretion of series B preferred stock	—	(518)	—	(1,554)

Net income, net of assumed stock dividends	$—	$4,229	$—	$11,043
Percent of net income allocable to common stockholders (1)	100%	84%	100%	84%
Net income allocable to common stockholders	—	3,552	—	9,276
Weighted-average common shares outstanding	—	27,304	—	27,052
Basic net income per share for period during which two classes of equity securities were outstanding	$—	$0.13	$—	$0.34

Net income for period during which a single class of equity securities was outstanding	$8,557	$—	$21,558	$—
Weighted-average common shares outstanding	43,362	—	43,083	—
Basic net income per share for period during which a single class of equity securities was outstanding	$0.20	$—	$0.50	$—

Basic net income per share	$0.20	$0.13	$0.50	$0.34

Calculation of diluted net income per share:
Net income allocable to common stockholders	$8,557	$3,552	$21,558	$9,276
Interest expense on convertible supplier note payable	—	31	—	158
Net income allocable to dilutive convertible preferred	—	273	—	731

Net income	8,557	3,856	21,558	10,165

Weighted-average diluted shares outstanding	45,731	32,859	45,656	32,987

Diluted net income per share	$0.19	$0.12	$0.47	$0.31

(1)	Calculation of percentage of net income allocable to common stockholders:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Weighted-average common shares outstanding	43,362	27,304	43,083	27,052
Weighted-average dilutive convertible preferred stock outstanding	—	2,081	—	2,124
Weighted-average anti-dilutive convertible preferred stock outstanding	—	2,887	—	2,907

Weighted-average common shares and preferred shares outstanding	43,362	32,272	43,083	32,083

Percent of net income allocable to common stockholders	100%	84%	100%	84%
Percent of net income allocable to dilutive convertible preferred stockholders	0%	6%	0%	7%
6. COMPREHENSIVE INCOME
     Total comprehensive income and its components were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$8,557	$4,747	$21,558	$12,597
Other comprehensive income:
Foreign currency translation adjustment	3,660	418	4,763	2,265

Comprehensive income	$12,217	$5,165	$26,321	$14,862

Total accumulated other comprehensive income at each balance sheet date is comprised solely of the cumulative translation adjustment related to our foreign operations.

7. STOCK OPTIONS
A summary of option activity is presented below:

				Aggregate
			Weighted-Average	Intrinsic
			Remaining	Value
	Number of	Weighted-Average	Contractual Life	(in
	Options	Exercise Price	(in years)	thousands)
Outstanding — January 1, 2007	4,392,161	$2.70	7.31	$93,552
Granted	228,002	19.10
Exercised	(632,005)	1.85
Forfeited	(21,702)	14.17

Outstanding — September 30, 2007	3,966,456	$3.72	6.92	$63,347

Exercisable — September 30, 2007	2,307,970	$1.96	5.83	$40,848
Exercisable — January 1, 2007	2,239,561	$1.57	5.87	$50,230
     The weighted-average grant-date fair value of the options granted to employees in the nine months ended September 30, 2007 was $13.37. The intrinsic value of the options exercised during the nine months ended September 30, 2007 was $11,488,000.
     The total compensation cost related to non-vested awards not yet recorded at September 30, 2007 was $5,034,000, net of estimated forfeitures of 5%, which is expected to be recognized over 3.4 years on a weighted-average basis.

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
     Major customers. We have historically depended on a few customers for a large percentage of our annual net sales. The composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales were 21% in the nine months ended September 30, 2007, and 29%, 37% and 37% for the years ended December 31, 2006, 2005 and 2004, respectively. Sales to our largest customer accounted for less than 10% of our net sales in the first nine months of 2007. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our net sales to our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006
     Net sales. Net sales increased by $11.7 million, or 32.3%, to $47.9 million for the three months ended September 30, 2007 from $36.2 million for the three months ended September 30, 2006. This increase was attributable to higher sales of fiber lasers in materials processing applications, where net sales increased by $9.3 million, or 36.7%, in communications applications, where net sales increased by $2.0 million, or 73.6%, and in advanced applications, where net sales increased by $1.2 million, or 25.2%. These increases were partially offset by a decrease in sales in medical applications of $0.8 million, or 23.7%. The growth in materials processing sales resulted primarily from an increase in sales of pulsed fiber lasers as well as increased market penetration for high-power fiber lasers. The growth in communications applications resulted primarily from the increased sales of amplifiers and integrated systems, primarily in Russia. In the third quarter of 2007, sales of pulsed lasers increased by $4.3 million, or 41.0% to $14.9 million, sales of high-power lasers increased by $4.1 million, or 40.8%, to $14.0 million, sales of amplifiers increased by $1.4 million, or 49.1%, to $4.3 million, and sales of low-power lasers increased by $1.3 million, or 23.1%, to $6.8 million, as compared to the same period last year. The decrease in medical applications sales was due to lower sales to a large U.S. customer whose demand fluctuates from quarter to quarter.
     Cost of sales and gross margin. Cost of sales increased by $7.3 million, or 38.6%, to $26.2 million for the three months ended September 30, 2007 from $18.9 million for the three months ended September 30, 2006, as a result of increased sales volume. Our gross margin decreased to 45.3% for the three months ended September 30, 2007 from 47.9% for the three months ended September 30, 2006. The decrease in gross margin compared to the same period last year is primarily the result of differences in sales mix. During the three months ended September 30, 2006, we sold a higher proportion of amplifiers, pulsed lasers and low-power lasers than in the same period last year. These products have a higher sales price per watt of output and higher gross margins. During the three months ended September 30, 2007, the proportion of high-power lasers, which have a lower sales price per watt of output and lower overall contribution margin, was higher than the same period last year. In addition, the absorption rate of fixed costs during the three months ended September 30, 2007 was the same as the rate in the corresponding period in 2006 due to the expansion of manufacturing capacity.
     Sales and marketing expense. Sales and marketing expense increased by $0.7 million, or 38.9%, to $2.5 million for the three months ended September 30, 2007 from $1.8 million for the three months ended September 30, 2006, primarily as a result of an increase of $0.3 million in personnel costs related to the expansion of our worldwide direct sales organization, specifically our new sales and service center in China.
     Research and development expense. Research and development expense increased by $0.7 million, or 41.2%, to $2.4 million for the three months ended September 30, 2007 from $1.7 million for the three months ended September 30, 2006. This increase is primarily due to an increase of $0.5 million in personnel costs to support increased research and development activity. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields and the development of new products operating at different wavelengths and at higher output powers.
     General and administrative expense. General and administrative expense increased by $0.5 million, or 14.3%, to $4.0 million for the three months ended September 30, 2007 from $3.5 million for the three months ended September 30, 2006, primarily due to an increase of $0.7 million in personnel expenses as we expanded the general and administrative function to support the growth of the business and comply with the reporting and regulatory requirements of a public company, higher stock-compensation costs and increased expenses related to our new office in China. Legal, consulting and accounting costs increased by $0.4 million primarily related to audit fees, Sarbanes-Oxley Act compliance costs, tax compliance initiatives, on-going systems implementation and patent litigation defense fees. Additionally, insurance costs increased $0.3 million. These increases were partially offset by realized and unrealized gains related to foreign currency of $0.6 million in the three months ended September 30, 2007 as compared to $0.2 million of losses in the same period last year and the release of bad debt reserves in Russia of $0.3 million due to recovered payments.
     Interest (income) expense, net. Interest (income) expense (net), was $0.2 million of net interest income for the three months ended September 30, 2007 compared to $0.3 million of net interest expense for the three months ended September 30, 2006. The change in interest (income) expense, net resulted from lower interest expense incurred after the repayment of all of our term debt in the first quarter of 2007 and higher interest income earned on the net proceeds from our IPO, partially offset by higher utilization of our line-of-credit facilities.
     Fair value adjustment to series B warrants. There was no expense related to the fair value adjustment of the series B warrants for the three months ended September 30, 2007 as compared to $2.1 million for the three months ended September 30, 2006 because we repurchased the series B warrants in December 2006. As a result, there will be no further charges to record the change in the fair value of the series B warrants.
     Provision for income taxes. Provision for income taxes increased by $0.8 million to $3.5 million for the three months ended September 30, 2007 from $2.7 million for the three months ended September 30, 2006, representing an effective tax rate of 26.3% in the three months ended September 30, 2007 as compared to 34.2% in the same period last year. The increase in the provision for income taxes resulted from higher pre-tax income offset by a lower effective tax rate. Excluding the fair value adjustment to series B warrants, the effective tax rate was 27.0% for the three months ended September 30, 2006. The decrease in the effective tax rate in 2007 is primarily due to a $1.0 million reduction in the carrying value of German net deferred tax liabilities due to a recent change in income tax rates in Germany from approximately 38% to approximately 30%. This change in tax rates was enacted by the German government during the third quarter of 2007 and becomes effective on January 1, 2008. This benefit was partially offset by an effective tax rate applied to U.S.-generated income of approximately 34% in the third quarter of 2007 as compared to an effective rate of zero percent in the third quarter of 2006. The valuation allowance for U.S. federal net operating losses was released in the fourth quarter of 2006 and, accordingly, there is no benefit from the release of the valuation allowance in the third quarter of 2007 for U.S. federal net operating losses used.
     Net income. Net income increased by $3.9 million to $8.6 million for the three months ended September 30, 2007 from $4.7 million for the three months ended September 30, 2006. Net income as a percentage of our net sales increased by 4.8 percentage points to 17.9% for the three months ended September 30, 2007 from 13.1% for the same period in 2006.

Results of Operations for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
     Net sales. Net sales increased by $32.5 million, or 32.1%, to $133.6 million for the nine months ended September 30, 2007 from $101.1 million for the nine months ended September 30, 2006. This increase was attributable to higher sales of fiber lasers in materials processing applications, where net sales increased by $31.1 million or 44.4%, advanced applications, where net sales increased by $3.2 million, or 27.3% and medical applications, where net sales increase by $0.2 million, or 2.3%. These increases were partially offset by a decrease in sales in communications applications of $2.0 million, or 18.4%. The growth in materials processing sales resulted primarily from increased market penetration for high-power fiber lasers as well as an increase in sales of pulsed and low-power fiber lasers. In the first nine months of 2007, sales of high-power lasers increased by $13.8 million, or 55.2%, to $38.9 million, sales of pulsed lasers increased by $10.7 million, or 36.5%, to $40.1 million and sales of low-power lasers increased by $3.1 million, or 17.7%, to $20.6 million, as compared to the same period last year. The decrease in communications applications sales was due to lower sales of fiber amplifiers to our largest U.S. telecom customer due to increased competition as well as completion of a project with a customer in Asia. The decrease was partially offset by increased sales of telecommunications systems in Russia.
     Cost of sales and gross margin. Cost of sales increased by $14.3 million, or 24.7%, to $72.3 million for the nine months ended September 30, 2007 from $58.0 million for the nine months ended September 30, 2006, as a result of increased sales volume. Our gross margin increased to 45.9% for the nine months ended September 30, 2007 from 42.7% for the nine months ended September 30, 2006. The increase in gross margin compared to the same period last year is primarily the result of more favorable absorption of our fixed manufacturing costs due to higher production volumes, ongoing initiatives to improve manufacturing efficiencies and continuing decreases in the cost of our internally manufactured optical components, including improvement in high-power fiber modules and packaged diodes. This increase was partially offset by a higher proportion of total high-power sales and a lower proportion of amplifier sales in the nine months ended September 30, 2007 as compared with the same period of 2006. High-power lasers tend to have a lower selling price per watt of output and lower contribution margins than amplifiers, low-power lasers and pulsed lasers.
     Sales and marketing expense. Sales and marketing expense increased by $3.1 million, or 75.6%, to $7.2 million for the nine months ended September 30, 2007 from $4.1 million for the nine months ended September 30, 2006, primarily as a result of an increase of $1.2 million in selling expenses related to an increase in the number of units used for demonstration purposes and an increase of $1.0 million in personnel costs related to the expansion of our worldwide direct sales organization, including our new sales and service center in China. The remainder of the increases related to increases in costs for trade fairs, travel, premises and depreciation.
     Research and development expense. Research and development expense increased by $2.6 million, or 60.5%, to $6.9 million for the nine months ended September 30, 2007 from $4.3 million for the nine months ended September 30, 2006. This increase is primarily due to an increase of $1.8 million in personnel costs and $0.4 million in consulting costs to support increased research and development activity. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields and the development of new products operating at different wavelengths and at higher output powers.
     General and administrative expense. General and administrative expense increased by $3.9 million, or 41.5%, to $13.3 million for the nine months ended September 30, 2007 from $9.4 million for the nine months ended September 30, 2006, primarily due to an increase of $2.1 million in personnel expenses as we expanded the general and administrative function to support the growth of the business and comply with the reporting and regulatory requirements of a public company, higher stock-compensation costs and increased expenses related to our new office in China. Legal, consulting and accounting costs increased by $2.0 million due primarily to audit fees, Sarbanes-Oxley Act compliance costs, tax compliance initiatives and patent litigation defense fees. Insurance costs also increased by $0.7 million. The increase was partially offset by realized and unrealized gains related to foreign currency of $1.1 million in the first nine months of 2007 as compared to $0.3 million of losses in the same period of last year.
     Interest (income) expense, net. Interest (income) expense, net was $0.7 million of net interest income for the nine months ended September 30, 2007 compared to $1.1 million of net interest expense for the nine months ended September 30, 2006. The change in interest (income) expense, net resulted from lower interest expense incurred after the repayment of all of our term debt in the first quarter of 2007 and higher interest income earned on the net proceeds from our IPO.
     Fair value adjustment to series B warrants. There was no expense related to the fair value adjustment of the series B warrants for the nine months ended September 30, 2007 as compared to $4.4 million for the nine months ended September 30, 2006 because we repurchased the series B warrants in December 2006. As a result, there will be no further charges to record the change in the fair value of the series B warrants.
     Provision for income taxes. Provision for income taxes increased by $5.0 million to $11.6 million for the nine months ended September 30, 2007 from $6.6 million for the nine months ended September 30, 2006, representing an effective tax rate of 33.2% in the nine months ended September 30, 2007 as compared to 32.8% in the same period last year. The increase in the provision for income taxes resulted from higher pre-tax income and a higher effective tax rate. Excluding the fair value adjustment to series B warrants, the effective tax rate was 27.0% for the nine months ended September 30, 2006. The increase in the effective tax rate in 2007 is primarily due to an effective tax rate applied to U.S.-generated income of approximately 34% in the first nine months of 2007 as compared to an effective rate of zero percent in the first nine months of 2006. The increase was partially offset by a $1.0 million reduction in the carrying value of German net tax deferred liabilities due to a change in income tax rates in Germany from 38% to approximately 30%. This change in tax rates was enacted by the German government during the third quarter of 2007 and becomes effective on January 1, 2008. The valuation allowance for U.S. federal net operating losses was released in the fourth quarter of 2006 and, accordingly, there is no benefit from the release of the valuation allowance in the first nine months of 2007 for U.S. federal net operating losses used.
     Net income. Net income increased by $9.0 million to $21.6 million for the nine months ended September 30, 2007 from $12.6 million for the nine months ended September 30, 2006. Net income as a percentage of our net sales increased by 3.6 percentage points to 16.1% for the nine months ended September 30, 2007 from 12.5% for the same period in 2006.

Liquidity and Capital Resources
     Our principal sources of liquidity as of September 30, 2007 consisted of cash and cash equivalents of $44.8 million, unused credit lines and overdraft facilities of $17.6 million and working capital (excluding cash) of $73.7 million. This compares to cash and cash equivalents of $75.7 million, unused credit lines and overdraft facilities of $13.8 million and working capital (excluding cash) of $40.0 million as of December 31, 2006. The decrease in cash and cash equivalents of $30.9 million from December 31, 2006 relates primarily to capital expenditures of $26.5 million, the repayment of long-term debt of $18.2 million and increases in working capital, partially offset by cash provided from net income and net proceeds from our credit lines of $12.7 million.
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
     The following table details our line-of-credit facilities as of September 30, 2007:

Description	Available Principal	Interest Rate	Maturity	Security
Euro Overdraft Facilities (Germany)(1)	Euro 4.9 million ($7.0 million)	7.0% – 8.5% depending upon principal outstanding	September 2007 to June 2010	Common pool of assets of German subsidiary

Euro Overdraft Facilities (Italy)(2)	Euro 0.7 million ($0.9 million)	6.24% – 6.25%	December 2007	Common pool of assets of Italian subsidiary

U.S. Revolving Line of Credit(3)	Up to $20 million	LIBOR plus 0.8% to 1.2%, depending on the Company’s performance	July 2010	Unsecured

Japanese Overdraft Facility (2)	JPY 600 million ($5.2 million)	2.13% – 2.25%	September 2007	Pool of assets of Japanese subsidiary

(1)	This credit facility was terminated in October 2007. In October 2007, our German subsidiary entered into a new 15.0 million Euro unsecured revolving line of credit. The credit facility bears interest at Euribor +1.0% or EONIA +1.5% and matures in June 2010. This line is guaranteed by the Company.

(2)	The Company plans to replace this facility with subsidiary facilities under the U.S. Revolving Credit Line.

(3)	The available principal under this facility can be increased to $25 million pursuant to certain notice requirements and other conditions.
     Operating activities. Cash used in operating activities in the nine months ended September 30, 2007 was $0.5 million compared to $9.9 million provided by operating activities in the nine months ended September 30, 2006. The increase in cash used in operating activities in the first nine months of 2007 compared to the first nine months of 2006 primarily resulted from:
•	A decrease in income taxes payable of $9.8 million in the first nine months of 2007 as compared to an increase in income taxes payable of $6.4 million in the same period last year. The decrease in income taxes payable in the first nine months of 2007 primarily resulted from estimated cash tax payments in Germany which increased by $16.2 million to $16.7 million in the first nine months of 2007 from $0.5 million for the first nine months of 2006. The cash taxes paid were offset by the current tax provision for each period; and

•	An increase in inventory of $14.6 million in the first nine months of 2007 as compared to $12.6 million for the first nine months of 2006 primarily related to an increase in work-in-process inventory of optical components and sub-assemblies and an increase in purchased components; partially offset by

•	An increase in net income.
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
     Investing activities. Cash used in investing activities was $26.7 million and $12.8 million in the nine months ended September 30, 2007 and 2006, respectively. The cash used in investing activities in the first nine months of 2007 was related to capital expenditures on plant and machinery and equipment primarily in the United States, Germany, and Russia and sales and services facilities in China. The cash used in investing activities in 2006 was related to capital expenditures on plant and machinery and equipment of $14.5 million, primarily in the United States and Germany, which was partially offset by loan repayments of $1.6 million from our stockholders. Capital expenditures in the United States, Germany, and Russia relate to facilities and equipment for diode wafer growth, fiber, and new production facilities. We expect to continue to invest in plant and machinery and to use a significant amount of our cash generated from operations to finance capital expenditures. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer in the event that our net sales are reduced or if our rate of growth slows, with the result that it would be difficult to defer committed capital expenditures to a later period.
     Financing activities. Cash used by financing activities was $3.7 million in the nine months ended September 30, 2007 compared to cash provided by financing activities of $5.7 million in the nine months ended September 30, 2006. The cash used in financing activities in the first nine months of 2007 was related to repayment of our long-term bank debt, partially offset by the net proceeds from the use of our credit lines. Cash provided by financing activities in the first nine months of 2006 included $3.7 million of net proceeds from credit lines.
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
     Our exposure to interest risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. The interest rate on our existing bank debt is currently fixed except for our U.S. revolving line of credit. The rates on our Euro overdraft facilities in Germany and Italy and our Japanese Yen overdraft facility are fixed for twelve-month periods. Approximately 77% of our outstanding debt had a fixed rate of interest as of September 30, 2007. All of our U.S. and German term debt was repaid in the first quarter of 2007 except for the $20 million of subordinated notes issued to our series B stockholders upon completion of our IPO. We do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
     Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro and the Japanese Yen. Charges related to losses on foreign exchange transactions are reported as a component of general and administrative expense and totaled a $1.1 million gain and a $0.3 million loss in the nine months ended September 30, 2007 and 2006, respectively. Changes in exchange rates can also affect our financial results. Had exchanges rates in the nine months and three months ended September 30, 2007 been the same as in the same period of the previous year, we estimate that our sales would have been lower by approximately $4.2 million and $1.6 million, respectively. Additionally we estimate that cost of sales and operating expenses would have been lower by approximately $3.3 million for the nine months ended September 30, 2007 and $1.3 million for the three months ended September 30, 2007.
     During the third quarter of 2007, the company entered into a foreign currency forward contract, not designated as a hedging instrument under SFAS 133, to offset certain exposures from inter-company loans, receivables and payables. At September 30, 2007, our German subsidiary had an open foreign exchange forward contract of $12 million due to mature in October of 2007. As of September 30, 2007 our German subsidiary had recorded a $0.4 million liability as the estimated fair value of the contract. Management believes that the use of foreign currency financial instruments reduces the risks of certain foreign currency transactions, however, these instruments provide only limited protection. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the third quarter of 2007 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006, except that in October 2007 we settled a lawsuit that was filed in April 2005 in the United States District Court for the District of Massachusetts by Scientific-Atlanta, Inc. a subsidiary of Cisco Systems, Inc. The plaintiff had alleged that certain IPG products infringed a U.S. patent owned by Scientific-Atlanta, Inc. The resolution of this matter is not expected to have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, which could materially affect our business, financial condition or future results and the risk factor below. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
     (a) Exhibits

Exhibit
No.	Description

10.1	Credit Facility Agreement dated October 10, 2007, between IPG Laser GmbH and Deutsche Bank AG

10.2	Guarantee of IPG Photonics Corporation dated October 10, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION
Date: November 8, 2007	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Vice President and Chief Financial Officer (Principal Financial Officer)