Form 10-Q
period 2008-03-31
IPG PHOTONICS CORP
filed 2008-05-12
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33155

IPG PHOTONICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3444218 (I.R.S. Employer Identification Number)

50 Old Webster Road, Oxford, Massachusetts (Address of principal executive offices)	01540 (Zip code)
(508) 373-1100
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     As of May 6, 2008, there were 44,277,252 shares of the registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(In thousands, except share and per
	share date)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38,698	$37,972
Marketable securities, at fair value	1,000	6,950
Accounts receivable, net	37,269	33,946
Inventories, net	69,630	60,412
Income taxes receivable	2,252	3,145
Prepaid expenses and other current assets	9,308	7,071
Deferred income taxes	7,215	6,195

Total current assets	165,372	155,691
DEFERRED INCOME TAXES	2,555	2,795
PROPERTY, PLANT AND EQUIPMENT, Net	107,010	96,369
OTHER ASSETS	12,818	8,466

TOTAL	$287,755	$263,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$15,336	$11,218
Accounts payable	11,364	9,444
Accrued expenses and other liabilities	16,046	13,160
Deferred income taxes	1,305	564
Income taxes payable	1,353	96

Total current liabilities	45,404	34,482

DEFERRED INCOME TAXES	2,149	4,204

LONG-TERM DEBT	20,000	20,000

COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS	4,801	4,455

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 44,206,335 shares issued and outstanding at March 31, 2008; 44,012,341 shares issued and outstanding at December 31, 2007	4	4
Additional paid-in capital	276,203	275,506
Accumulated deficit	(82,348)	(90,497)
Accumulated other comprehensive income	21,542	15,167

Total stockholders’ equity	215,401	200,180

TOTAL	$287,755	$263,321

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per share data)
NET SALES	$52,876	$41,753
COST OF SALES	28,476	22,422

GROSS PROFIT	24,400	19,331

OPERATING EXPENSES:
Sales and marketing	3,147	1,909
Research and development	2,874	2,129
General and administrative	5,839	4,241

Total operating expenses	11,860	8,279

OPERATING INCOME	12,540	11,052

OTHER (EXPENSE) INCOME, NET:
Interest (expense) income, net	(95)	396
Other income, net	47	44

Total other (expense) income	(48)	440

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	12,492	11,492
PROVISION FOR INCOME TAXES	(3,997)	(4,507)
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	(346)	(372)

NET INCOME	$8,149	$6,613

NET INCOME PER SHARE:
Basic	$0.18	$0.15
Diluted	$0.18	$0.15
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	44,095	42,909
Diluted	46,041	45,602
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,149	$6,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,609	2,725
Deferred income taxes	(2,032)	691
Stock-based compensation	387	219
Other	(223)	(454)
Provisions for inventory, warranty and bad debt	1,710	763
Minority interests in consolidated subsidiaries	346	372
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(2,188)	(2,351)
Inventories	(7,298)	(3,284)
Prepaid expenses and other current assets	618	(3,218)
Accounts payable	798	(93)
Accrued expenses and other liabilities	(649)	(550)
Income and other taxes payable	2,132	(855)

Net cash provided by operating activities	5,359	578

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and intangible assets	(12,962)	(7,262)
Proceeds from sale of property, plant and equipment	20	57
Proceeds from sale of marketable securities	4,450	—
Employee and stockholder loans repaid	39	11

Net cash used in investing activities	(8,453)	(7,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	5,926	6,052
Payments on line-of-credit facilities	(2,585)	(7,769)
Principal payments on long-term borrowings	—	(18,177)
Exercise of employee stock options and related tax benefit from exercise	310	23

Net cash provided by (used in) financing activities	3,651	(19,871)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	169	(51)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	726	(26,538)
CASH AND CASH EQUIVALENTS — Beginning of period	37,972	75,667

CASH AND CASH EQUIVALENTS — End of period	$38,698	$49,129

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$108	$242

Income taxes paid	$2,915	$3,889

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$584	$1,039
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying unaudited interim consolidated financial statements have been prepared by IPG Photonics Corporation, or “IPG”, “we”, “our”, or “the Company”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our annual report on Form 10-K for the year ended December 31, 2007.
     In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a single definition of fair value, along with a framework for measuring it, and requires additional disclosure about using fair value to measure assets and liabilities. SFAS No. 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed according to their level within this hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice in certain ways, including requiring entities to include their own credit standing when measuring their liabilities. SFAS No. 157 was initially effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on January 1, 2008 is limited to financial assets and liabilities and adoption did not have a material effect on our results of operations or financial condition. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on its financial statements upon full adoption.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements relating to the use of fair values within the financial statements. The provisions of SFAS No. 159 were effective for the Company beginning January 1, 2008. The Company did not designate any financial assets or liabilities for the accounting allowed by SFAS No. 159, and therefore there was no material impact on adoption.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (revised 2007)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of stockholders’ equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both statements is for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141 (revised 2007) is prospective. The adoption of SFAS No. 160 is prospective. The impact on presentation and disclosure is applied retrospectively. We are currently in the process of evaluating the impact, if any, that the adoption of SFAS No. 141 (revised 2007) and SFAS No. 160 will have on our financial position, consolidated results of operations and cash flows.

3. INVENTORIES
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Components and raw materials	$25,876	$25,363
Work-in-process	31,456	25,831
Finished goods	12,298	9,218

Total	$69,630	$60,412

4. FINANCING ARRANGEMENTS
     The Company’s borrowings under existing financing arrangements consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Revolving Line-of-Credit Facilities:
Euro Overdraft Facilities	$114	$135
U.S. Line of Credit	14,205	11,083
Japanese Line of Credit	1,017	—

Total	$15,336	$11,218

Term Debt:
Subordinated Notes	20,000	20,000

Total long-term debt	$20,000	$20,000

5. NET INCOME PER SHARE
     The following table sets forth the computation of diluted net income per share (in thousands, except per share data):

	Three Months
	Ended March 31,
	2008	2007
Net income	$8,149	$6,613

Weighted average shares	44,095	42,909
Dilutive effect of common stock equivalents	1,946	2,693

Diluted weighted average common shares	46,041	45,602

Basic net income per share	$0.18	$0.15

Diluted net income per share	$0.18	$0.15

     The computation of diluted weighted average common shares excludes 66,000 and 5,000 shares for the three months ended March 31, 2008 and 2007, respectively, because the effect on net income per share would have been anti-dilutive.

6. COMPREHENSIVE INCOME
     Total comprehensive income and its components were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income	$8,149	$6,613
Other comprehensive income:
Foreign currency translation adjustment	6,375	575

Comprehensive income	$14,524	$7,188

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
     Gross margin. Our total gross margin in any period can be affected by total net sales in any period, product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower-power products, production volumes, and by other factors, some of which are not under our control. Our product mix affects our margins because the selling price per watt is higher for low and mid-power devices than for high-power devices. The overall cost of high-power lasers may be partially offset by improved absorption of fixed overhead costs associated with sales of larger volumes of higher-power products.

     Due to the fact that we have high fixed costs, our costs are difficult to adjust in response to changes in demand. In addition, our fixed costs will increase as we expand our capacity. Gross margins generally have improved because of greater absorption of fixed overhead costs associated with an increase in sales. In addition, absorption of fixed costs can benefit gross margins due to an increase in production that is not sold and placed into inventory. Absorption of fixed costs can adversely impact gross margins by lower production and a decrease in inventory that is sold. If the rate at which our fixed costs increases is greater than the growth rate of our net sales or if we have production issues or inventory write-downs, our gross margins could be negatively affected. We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess, and any write-off of such slow-moving, obsolete or excess inventory affects our gross margins.
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
     Major customers. We have historically depended on a few customers for a large percentage of our annual net sales. The composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 37% in 2005, 29% in 2006, 20% in 2007, and 22% for the three months ended March 31, 2008. Sales to our largest customer accounted for 13%, 10%, 7% and 8% of our net sales in 2005, 2006, 2007 and the three months ended March 31, 2008, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our net sales to our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007
     Net sales. Net sales increased by $11.1 million, or 26.6%, to $52.9 million for the three months ended March 31, 2008 from $41.8 million for the three months ended March 31, 2007. This increase was attributable to higher sales of fiber lasers in materials processing applications, where net sales increased by $11.3 million, or 34.4%, advanced applications, where net sales increased by $0.7 million, or 15.9%, and communications applications, where net sales increased by $0.7 million, or 28.6%. These increases were partially offset by a decrease in sales in medical applications of $1.6 million, or 77.2%. The growth in materials processing applications and advanced applications sales resulted primarily from increased sales of pulsed lasers and medium-power lasers and continued market penetration for high-power fiber lasers. The increase in communications applications sales was due to higher sales of fiber amplifiers in Russia. The decrease in sales of medical applications was due to lower sales to our largest customer for this application in the United States and resulted in a decrease in sales of low-power lasers.
     Cost of sales and gross margin. Cost of sales increased by $6.1 million, or 27.0%, to $28.5 million for the three months ended March 31, 2008 from $22.4 million for the three months ended March 31, 2007 as a result of increased sales volume. Our gross margin decreased slightly to 46.1% for the three months ended March 31, 2008 from 46.3% for the three months ended March 31, 2007. The decrease in gross margin was the result of less favorable absorption of our fixed manufacturing costs offset by a favorable product mix in the quarter ended March 31, 2008. Manufacturing expenses increased as we continued to expand our vertically integrated manufacturing capacity and resulted in higher expenses related to manufacturing salaries and benefits, facilities, supplies and tooling and depreciation. Part of our capacity in the first quarter of both 2007 and 2008 was used to produce product that was placed in inventory.
     Sales and marketing expense. Sales and marketing expense increased by $1.2 million, or 64.9%, to $3.1 million for the three months ended March 31, 2008 from $1.9 million for the three months ended March 31, 2007, primarily as a result of an increase of $0.4 million in selling expenses related to an increase in the number of units used for demonstration purposes and an increase of $0.4 million in personnel costs related to the expansion of our worldwide direct sales organization, including our new sales and service center in China and additional sales personnel in the United States, Germany and Japan. The remainder of the increase related to increases in costs for trade fairs, travel, premises and depreciation. As a percentage of sales, sales and marketing expense increased to 6.0% for the three months ended March 31, 2008 from 4.6% for the three months ended March 31, 2007. As we continue to expand our worldwide sales organization, we expect expenditures on sales and marketing to continue to increase in the aggregate.
     Research and development expense. Research and development expense increased by $0.8 million, or 35.0%, to $2.9 million for the three months ended March 31, 2008 from $2.1 million for the three months ended March 31, 2007. This increase was primarily due to an increase of $0.6 million in personnel costs. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields and the development of new products operating at different wavelengths and at higher output powers. As a percentage of sales, research and development expense increased to 5.4% for the three months ended March 31, 2008 from 5.1% for the three months ended March 31, 2007.
     General and administrative expense. General and administrative expense increased by $1.6 million, or 37.7%, to $5.8 million for the three months ended March 31, 2008 from $4.2 million for the three months ended March 31, 2007, primarily due to an increase of $0.9 million in legal costs due to patent litigation defense fees and a $0.7 million increase in personnel expenses as we expanded the general and administrative function to support the growth of the business, and increased expenses related to the office in China we opened in the second quarter of 2007. Expenses for patent litigation were higher in the quarter due to increased activity in one patent litigation and a new patent litigation brought against the Company in the three months ended March 31, 2008. As a percentage of sales, general and administrative expense increased to 11.0% for the three months ended March 31, 2008 from 10.2% for the three months ended March 31, 2007.
     Interest income (expense), net. Interest income (expense), net was $0.1 million of net interest expense for the three months ended March 31, 2008 compared to $0.4 million of net interest income for the three months ended March 31, 2007. The change in interest income (expense), net resulted from higher interest expense due to utilization of credit lines.
     (Provision for) benefit from income taxes. Provision for income taxes decreased by $0.5 million to $4.0 million for the three months ended March 31, 2008 from $4.5 million for the three months ended March 31, 2007, representing an effective tax rate of 32.0% for the three months ended March 31, 2008 as compared to an effective tax rate of 39.2% for the three months ended March 31, 2007. The decrease is primarily due to a change in income tax rates in Germany from 38% to approximately 30% which became effective on January 1, 2008.
     Net income. Net income increased by $1.5 million to $8.1 million for the three months ended March 31, 2008 from $6.6 million for the three months ended March 31, 2007. Net income as a percentage of our net sales decreased by 0.4 percentage points to 15.4% for the three months ended March 31, 2008 from 15.8% for the three months ended March 31, 2007 due to the factors described.
Liquidity and Capital Resources
     Our principal sources of liquidity as of March 31, 2008 consisted of cash and cash equivalents of $38.7 million, marketable securities of $1.0 million, unused credit lines and overdraft facilities of $39.1 million and working capital (excluding cash) of $81.3 million. This compares to cash and cash equivalents of $38.0 million, marketable securities of $7.0 million, unused overdraft facilities of $39.9 million and working capital (excluding cash) of $83.2 million as of December 31, 2007. The increase in cash and cash equivalents of $0.7 million from December 31, 2007 relates primarily to cash provided by operating activities during the first quarter of 2008, sales of marketable securities of $4.5 million and net proceeds from our credit lines of $3.3 million, partially offset by capital expenditures and the acquisition of intangible assets totaling $13.0 million.

     We held approximately $2.5 million in auction-rate securities (ARSs) at March 31, 2008, of which $1.0 million is included in marketable securities and $1.5 million in other long-term assets, as compared to $7.0 million at December 31, 2007. Our investments in ARSs at March 31, 2008 consisted solely of taxable municipal debt securities. None of the ARSs in our portfolio are collateralized debt obligations (CDOs) or mortgage-backed securities.
     The most recent auctions for these ARSs in April 2008 failed and it is uncertain whether future auctions relating to these securities will be successful in resetting a market rate of interest for the ARSs. If an auction is unsuccessful, the terms of the ARSs provide that the issuer will pay interest at the maximum contractual rate and that we will hold these securities until their next scheduled auction reset dates. In May 2008, we received a notice of full call for redemption for $1.0 million of the ARSs we held. The scheduled redemption date is May 15th, 2008. For the $1.5 million of the ARSs not scheduled for redemption, the auction reset dates for the ARSs occur every 35 days. Our ability to dispose of these ARSs at the subsequent auction reset date depends on whether or not the auction is successful. Therefore, failed auctions may limit the short-term liquidity of these investments.
     As a result of the recent auction failures, we continue to hold the ARSs not subject to redemption and the issuers are required to pay interest on the ARSs at the maximum contractual rate. While these auction failures have affected our ability to access these funds in the near term, we do not believe that the fair value of the ARSs has been affected because no default has occurred, the ARSs are insured, and they are rated Aaa/AAA by Moody’s and Standard & Poor’s and AA by Fitch. We have classified these ARSs as other long-term assets. If the credit rating of the issuer of the ARSs were to deteriorate, we may be required to adjust the carrying value of these investments by recording an impairment charge. Based on our ability to access our cash, our expected operating cash flows and our available credit lines, we do not expect that the current lack of liquidity in our investments in ARSs will have a material impact on our overall liquidity, financial condition, or results of operations.
     Our long-term debt consists of $20.0 million subordinated, unsecured, variable-rate notes described in Note 4 to our consolidated financial statements, which mature in December 2010. We expect that the existing cash and marketable securities, our cash flows from operations and our existing lines of credit will be sufficient to meet our liquidity and capital needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our rate of net sales growth, the timing and extent of spending to support development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We have made no arrangements to obtain additional financing, and there is no assurance that such additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.
     Although we repaid substantially all our fixed-term debt in the first quarter of 2007, we intend to maintain and use availability under our lines of credit to finance our short-term working capital requirements that may arise from time to time.

     The following table details our line-of-credit facilities as of March 31, 2008:

Description	Available Principal	Interest Rate	Maturity	Security

U.S. Revolving Line	Up to $20 million	LIBOR plus 0.8% to	July 2010	Unsecured
of Credit (1)		1.2%, depending on
the Company’s
performance

Euro Credit	Euro 15.0 million	5.60%	June 2010	Unsecured,
Facility (Germany)	($23.7 million)			guaranteed by
(2)				parent company

Euro Overdraft	Euro 3.0 million	6.20%-6.95%	Between September	Common pool of
Facilities	($4.7 million)		2008 and September	assets of German
			2009	and Italian
subsidiaries

Japanese Overdraft	JPY 600 million	2.5%	September 2008	Common pool of
Facility	($6.0 million)			assets of Japanese
subsidiary

(1)	The available principal under this facility can be increased to $25 million pursuant to certain notice requirements and other conditions.

(2)	This credit facility bears interest at Euribor + 1.0% or EONIA + 1.0%.
     The financial covenants in our loan documents may cause us to not take or to delay investments and actions that we might otherwise undertake because of limits on capital expenditures and amounts that we can borrow or lease. In the event that we do not comply with any one of these covenants, we would be in default under the loan agreement or loan agreements, which may result in acceleration of the debt, cross-defaults on other debt or a reduction in available liquidity, any of which could harm our results of operations and financial condition. We were in compliance with all financial covenants of our loan agreements as of March 31, 2008.
     Operating activities. Net cash provided by operating activities in the three months ended March 31, 2008 increased by $4.7 million to $5.3 million from $0.6 million in the three months ended March 31, 2007. The increase in cash provided by operating activities in the first quarter of 2008 compared to the first quarter of 2007 primarily resulted from:
•	an increase in net income after adding back non-cash charges of $1.0 million;

•	an increase in accounts payable of $0.8 million in 2008 as compared to a decrease of $0.1 million in 2007;

•	an increase in taxes payable of $2.1 million in 2008 as compared to a decrease of $0.9 million due to tax prepayments in Germany in 2007;

•	a decrease in prepayments and other current assets of $0.6 million in 2008 compared to an increase of $3.2 million in 2007; partially offset by

•	cash used to finance inventory of $7.3 million in 2008 compared to cash used of $3.3 million in 2007 primarily related to an increase in work in process and finished goods.
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
     Investing activities. Net cash used in investing activities was $8.5 million and $7.2 million in the three months ended March 31, 2008 and 2007, respectively. The cash used in investing activities in 2008 was primarily related to $13.0 million of capital expenditures on property, plant and equipment and intangible assets which was partially offset by $4.5 million of proceeds from the sale of marketable securities. The cash used in investing activities in 2007 was related to capital expenditures on property, plant and equipment of $7.3 million, primarily in the United States and Germany. In 2008 and 2007, capital expenditures in the United States, Germany, and Russia related to facilities and equipment for diode wafer growth, burn-in test stations and packaging as well as new fiber assembly and component production facilities. We expect capital expenditures, excluding intangible assets, in the range of $32 million to $35 million for the year ended December 31, 2008. We expect to continue to invest in property, plant and equipment and to use a significant amount of our cash generated from operations to finance capital expenditures, including the expansion of our manufacturing capacity, the acquisition of additional sales and application facilities and the purchase of production equipment. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer in the event that our net sales are reduced or if our rate of growth slows, with the result that it would be difficult to defer committed capital expenditures to a later period.

     Financing activities. Net cash provided by financing activities was $3.7 million in 2008 as compared to net cash used by financing activities of $19.9 million in 2007. The cash provided by financing activities in 2008 was related to the net proceeds of $3.3 million from the use of our credit lines. Net cash used by financing activities in 2007 related to repayment of our long-term bank debt and credit lines.
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
     The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, “Business” and Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the period ended December 31, 2007. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Recent Accounting Pronouncements
     The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) effective January 1, 2008. The provisions of SFAS No. 157 are more fully described in the Notes to Consolidated Financial Statements in Part I, Item 1. The Company’s initial adoption of SFAS No. 157 did not have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on its financial statements upon full adoption.
     The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) effective January 1, 2008., The provisions of SFAS No. 157 are more fully described in the Notes to Consolidate Financial Statements in Part I, Item 1. The Company did not designate any financial assets or liabilities for the accounting allowed by SFAS No. 159, and therefore there was no material impact on adoption.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (revised 2007)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). The provisions of these pronouncements are more fully described in the Consolidated Notes to Financial Statements in Part I, Item 1. The effective date for both statements is for fiscal years beginning after December 15, 2008. The Company is currently in the process of evaluating the impact, if any, that the adoption of SFAS No. 141 (revised 2007) and SFAS No. 160 will have on our financial position, consolidated results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents and our debt and foreign exchange rate risk.
     Auction Rate Securities. We held approximately $2.5 million in auction-rate securities (“ARSs”) at March 31, 2008, of which $1.0 million is included in marketable securities and $1.5 million in other long-term assets, as compared to $7.0 million at December 31, 2007. Our investments in ARSs at March 31, 2008 consisted solely of taxable municipal debt securities. None of the ARSs in our portfolio are collateralized debt obligations (“CDOs”) or mortgage-backed securities.
     The most recent auctions for these ARSs in April 2008 failed and it is uncertain whether future auctions relating to these securities will be successful in resetting a market rate of interest for the ARSs. If an auction is unsuccessful, the terms of the ARSs provide that the issuer will pay interest at the maximum contractual rate and that we will hold these securities until their next scheduled auction reset dates. In May 2008, we received a notice of a call for full redemption for $1.0 million of the ARSs we held. The scheduled redemption date is May 15th, 2008. For the $1.5 million of the ARSs not scheduled for redemption, the auction reset dates for the ARSs occur every 35 days. Our ability to dispose of these ARSs at the subsequent auction reset date depends on whether or not the auction is successful. Therefore, failed auctions may limit the short-term liquidity of these investments.
     While these auction failures have affected our ability to access these funds in the near term, we do not believe that the fair value of the ARSs has been affected because no default has occurred, the ARSs are insured, and they are rated Aaa/AAA by Moody’s and Standard & Poor’s and AA by Fitch. If the credit rating of the issuer of the ARSs were to deteriorate, we may be required to adjust the carrying value of these investments by recording an impairment charge.
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
     Our exposure to interest risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. The interest rate on our existing bank debt is currently fixed except for our U.S. revolving line of credit. The rates on our Euro overdraft facilities in Germany and Italy and our Japanese Yen overdraft facility are fixed for twelve-month periods. Approximately 57% of our outstanding debt had a fixed rate of interest as of March 31, 2008. All of our U.S. and German term debt was repaid in the first quarter of 2007 except for the $20 million of subordinated notes issued to our series B stockholders upon completion of our IPO. We do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
     Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro and the Japanese Yen. Gains on foreign exchange transactions are reported as a component of general and administrative expense and totaled $0.5 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively. Changes in exchange rates can also affect our financial results. If exchange rates in the three months ended March 31, 2008 had been the same as in the previous year, we estimate that our sales would have been lower by approximately $3.2 million. Additionally, we estimate that cost of sales and operating expenses would have been lower by approximately $2.2 million for the three months ended March 31, 2008.
     No derivative instruments were outstanding at March 31, 2008. Management believes that the use of foreign currency financial instruments reduces the risks of certain foreign currency transactions, however, these instruments provide only limited protection. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the first quarter of 2008 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007, except that the U.S. District Court stayed the litigation in an action filed by IMRA America, Inc. until the conclusion of the U.S. Patent and Trademark Office (the “USPTO”) re-examination of the patent. We petitioned the USPTO to re-examine the patent based on several prior art references, which request has not yet been granted.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

IPG PHOTONICS CORPORATION
Date: May 9, 2008	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Vice President and Chief Financial Officer (Principal Financial Officer)