Form 10-Q
period 2008-06-30
IPG PHOTONICS CORP
filed 2008-08-11
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of August 6, 2008, there were 44,611,656 shares of the registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION
     ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(In thousands, except share
	and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,926	$37,972
Marketable securities, at fair value	—	6,950
Accounts receivable, net	37,747	33,946
Inventories, net	76,574	60,412
Income taxes receivable	935	3,145
Prepaid expenses and other current assets	7,759	7,071
Deferred income taxes	8,065	6,195

Total current assets	176,006	155,691
DEFERRED INCOME TAXES	2,654	2,795
PROPERTY, PLANT AND EQUIPMENT, Net	111,207	96,369
OTHER ASSETS	13,164	8,466

TOTAL	$303,031	$263,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$19,850	$11,218
Current portion of long-term debt	1,333	—
Accounts payable	9,613	9,444
Accrued expenses and other liabilities	17,313	13,160
Deferred income taxes	940	564
Income taxes payable	1,875	96

Total current liabilities	50,924	34,482

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	2,645	4,204

LONG-TERM DEBT	18,710	20,000

COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS	5,270	4,455

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 44,520,832 shares issued and outstanding at June 30, 2008; 44,012,341 shares issued and outstanding at December 31, 2007	4	4
Additional paid-in capital	277,875	275,506
Accumulated deficit	(73,796)	(90,497)
Accumulated other comprehensive income	21,399	15,167

Total stockholders’ equity	225,482	200,180

TOTAL	$303,031	$263,321

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
NET SALES	$55,994	$43,952	$108,870	$85,705
COST OF SALES	29,047	23,633	57,523	46,055

GROSS PROFIT	26,947	20,319	51,347	39,650

OPERATING EXPENSES:
Sales and marketing	3,703	2,836	6,850	4,745
Research and development	4,447	2,388	7,321	4,517
General and administrative	6,024	4,989	11,863	9,230

Total operating expenses	14,174	10,213	26,034	18,492

OPERATING INCOME	12,773	10,106	25,313	21,158

OTHER INCOME (EXPENSE), NET:
Interest (expense) income, net	(183)	117	(278)	513
Other income (expense), net	489	(8)	536	36

Total other income	306	109	258	549

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	13,079	10,215	25,571	21,707
PROVISION FOR INCOME TAXES	(4,058)	(3,611)	(8,055)	(8,118)
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	(469)	(216)	(815)	(588)

NET INCOME	$8,552	$6,388	$16,701	$13,001

NET INCOME PER SHARE:
Basic	$0.19	$0.15	$0.38	$0.30
Diluted	$0.19	$0.14	$0.36	$0.29

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	44,355	42,974	44,225	42,942
Diluted	46,132	45,631	46,087	45,616
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,701	$13,001
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,525	5,410
Deferred income taxes	(2,934)	380
Stock-based compensation	1,004	509
Other	(518)	(384)
Provisions for inventory, warranty and bad debt	3,489	2,072
Minority interests in consolidated subsidiaries	815	588
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,846)	(4,651)
Inventories	(15,751)	(11,746)
Prepaid expenses and other current assets	1,032	(2,620)
Accounts payable	(469)	2,840
Accrued expenses and other liabilities	(330)	(273)
Income and other taxes payable	3,930	(7,117)

Net cash provided by (used in) operating activities	11,648	(1,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and intangible assets	(20,325)	(17,859)
Proceeds from sale of property, plant and equipment	20	78
Proceeds from sale of marketable securities	5,450	—
Employee and stockholder loans repaid	116	17

Net cash used in investing activities	(14,739)	(17,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	14,127	20,298
Payments on line-of-credit facilities	(6,041)	(12,118)
Proceeds from long-term borrowings	20,043	—
Principal payments on long-term borrowings	(19,499)	(18,177)
Exercise of employee stock options and related tax benefit from exercise	1,365	851

Net cash provided by (used in) financing activities	9,995	(9,146)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	50	(57)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,954	(28,958)
CASH AND CASH EQUIVALENTS — Beginning of period	37,972	75,667

CASH AND CASH EQUIVALENTS — End of period	$44,926	$46,709

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$849	$350

Income taxes paid	$5,026	$13,940

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$271	$198
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying unaudited interim consolidated financial statements have been prepared by IPG Photonics Corporation (“IPG”, “we”, “our”, or “the Company”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our annual report on Form 10-K for the year ended December 31, 2007.
     In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which addresses how companies measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part our financial statements.
     SFAS 157 establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of June 30, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included a foreign exchange forward contract and an interest rate swap with fair values determined using Level 2 of the hierarchy of ($38) and ($67), respectively and auction rate securities with fair values determined using Level 3 of the hierarchy of $1,425.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements relating to the use of fair values within the financial statements. The provisions of SFAS No. 159 were effective for the Company beginning January 1, 2008. The Company did not designate any financial assets or liabilities for the accounting allowed by SFAS No. 159, and therefore there was no impact on adoption.
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
3. INVENTORIES
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Components and raw materials	$28,488	$25,363
Work-in-process	31,958	25,831
Finished goods	16,128	9,218

Total	$76,574	$60,412

4. FINANCING ARRANGEMENTS
     The Company’s borrowings under existing financing arrangements consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Revolving Line-of-Credit Facilities:
Euro Credit and Overdraft Facilities	$2,715	$135
U.S. Line of Credit	17,135	11,083

Total	$19,850	$11,218

Term Debt:
Secured Note	$20,043	$20,000
Less current portion	(1,333)	—

Long-term debt	$18,710	$20,000

Revolving Line of Credit Facilities:
     U.S. Line of Credit — In June 2008, the Company amended its existing unsecured revolving credit facility in the U.S. increasing the availability of revolving credit under the facility to $35 million from $20 million and extending its maturity date to July 26, 2011 from June 20, 2010. The interest rate for revolving borrowings is unchanged at LIBOR plus 0.8% to 1.2% (3.25% at June 30, 2008). The facility also allows for draw downs by certain subsidiaries in their local currencies.
Term Debt:
     Secured Note — In June 2008, the Company entered into a $20 million term note with a bank due July 26, 2013. Proceeds from the note were used to redeem the $20 million subordinated notes. The new $20 million note is secured by a lien on the

Company’s real property and buildings in Oxford, Massachusetts and bears interest at a variable rate of LIBOR plus 0.8% to 1.2%. Concurrent with the term note, the Company and the bank entered into an interest rate swap instrument which converts the variable LIBOR rate on the term note to a fixed rate of 4.1%. The interest rate on the notes at June 30, 2008 was 4.9%. The interest rate swap has been designated a cash flow hedge under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the swap totaled ($67) at June 30, 2008 and is included in “Deferred Income Taxes and Other Long-Term Liabilities” in the Company’s Consolidated Balance Sheets. The associated change in fair value is included in “Accumulated Other Comprehensive Income”.
5. NET INCOME PER SHARE
     The following table sets forth the computation of diluted net income per share (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$8,552	$6,388	$16,701	$13,001

Weighted average shares	44,355	42,974	44,225	42,942
Dilutive effect of common stock equivalents	1,777	2,657	1,862	2,674

Diluted weighted average common shares	46,132	45,631	46,087	45,616

Basic net income per share	$0.19	$0.15	$0.38	$0.30

Diluted net income per share	$0.19	$0.14	$0.36	$0.29

     The computation of diluted weighted average common shares excludes 233,000 and 110,000 shares for the three months and six months ended June 30, 2008 and 2007, respectively, because the effect on net income per share would have been anti-dilutive.
6. COMPREHENSIVE INCOME
     Total comprehensive income and its components were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$8,552	$6,388	$16,701	$13,001
Other comprehensive income:
Unrealized loss on secured note interest rate swap	(67)	—	(67)	—
Unrealized loss on marketable securities	(75)	—	(75)	—
Foreign currency translation adjustment	(1)	528	6,374	1,103

Comprehensive income	$8,409	$6,916	$22,933	$14,104

7. COMMITMENTS AND CONTINGENCIES
     In November 2006, the Company was sued for patent infringement relating to certain unspecified fiber amplifier products. The plaintiff has made a complaint for damages of over $10 million, treble damages for alleged willful infringement and injunctive relief. Trial had been set for August 5, 2008. In June 2008, the U.S. Patent and Trademark Office (“USPTO”) ordered re-examination of the patent claims asserted by the plaintiff against the Company based on several prior art references that we submitted in an ex parte re-examination request. The U.S. District Court for the Eastern District of Michigan had previously stayed the litigation until the conclusion of the re-examination. The Company believes it has meritorious defenses and intends to vigorously contest the claims. As such, no amounts have been accrued in respect of this contingency.

     In February 2008, the Company was sued for patent infringement relating to two product lines used in medical laser applications. The plaintiff has filed a complaint for unspecified damages, treble damages for alleged willful infringement and injunctive relief. The patent asserted in the lawsuit expired in April 2007. In July 2008, the USPTO ordered re-examination of the patents asserted by the plaintiff against the Company and other defendants in the action based on several prior art references submitted in an ex parte re-examination request. The Company believes it has meritorious defenses and intends to vigorously contest the claims as more fully described in Part II, Item 1, “Legal Proceedings.” As such, no amounts have been accrued in respect to this contingency.

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
     Net sales. Our net sales have historically fluctuated from quarter to quarter. The increase or decrease in sales from a prior quarter can be affected by the timing of orders received from customers, the shipment, installation and acceptance of products at our customers’ facilities, the mix of OEM orders and one-time orders for products with large purchase prices, and seasonal factors such as the purchasing patterns and levels of activity throughout the year in the regions where we operate. Historically, our net sales have been higher in the second half of the year than in the first half of the year. Furthermore, net sales can be affected by the time taken to qualify our products for use in new applications in the end markets that we serve. The adoption of our products by a new customer or qualification in a new application can lead to an increase in net sales for a period, which may then slow until we penetrate new markets or obtain new customers.
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
     Due to the fact that we have high fixed costs, our costs are difficult to adjust in response to changes in demand. In addition, our fixed costs will increase as we expand our capacity. Gross margins generally have improved because of greater absorption of fixed overhead costs associated with an increase in sales. In addition, absorption of fixed costs can benefit gross margins due to an increase in production that is not sold and placed into inventory. Absorption of fixed costs can adversely impact gross margins if there is lower production and a decrease in inventory that is sold. If the rate at which our fixed costs increases is greater than the growth rate of our net sales or if we have production issues or inventory write-downs, our gross margins could be negatively affected. We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess, and any write-off of such slow-moving, obsolete or excess inventory affects our gross margins.

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
     General and administrative expense. We expect our general and administrative expenses to continue to increase as we expand headcount to support the growth of our company, comply with public company reporting obligations and regulatory requirements and continue to invest in our financial reporting systems. We expect future increases in these expenses to be more moderate than those that we experienced in 2007. Legal expenses vary based upon the stage of litigation, including patent re-examinations, and are expected to increase in the pending litigations as the discovery and trial phases of these litigations occur. Litigation expenses also may increase in response to any future litigation or intellectual property matters, the timing and amount of which may vary substantially from quarter to quarter.
     Major customers. We have historically depended on a few customers for a large percentage of our annual net sales. The composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 37% in 2005, 29% in 2006, 20% in 2007 and 21% for the six months ended June 30, 2008. Sales to our largest customer accounted for 13%, 10%, 7% and 7% of our net sales in 2005, 2006, 2007 and the six months ended June 30, 2008, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our net sales to our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
Results of operations for the three months ended June 30, 2008, compared to the three months ended June 30, 2007
     Net sales. Net sales increased by $12.0 million, or 27.4%, to $56.0 million for the three months ended June 30, 2008 from $44.0 million for the three months ended June 30, 2007. The increase was attributable to higher sales of fiber lasers in materials processing applications, where net sales increased by $13.9 million, or 41.9%, advanced applications, where net sales increased by $0.6 million, or 11.5%, and communications applications, where net sales increased by $0.5 million, or 28.1%. These increases were partially offset by a decrease in sales in medical applications of $3.0 million, or 75.9%. The growth in materials processing applications and advanced applications sales resulted primarily from increased sales of pulsed lasers and medium-power lasers and continued market penetration for high-power fiber lasers. The increase in communications applications sales was due to higher sales of telecommunications systems in Russia. The decrease in sales of medical applications was due to lower sales to our largest customer for this application in the United States and resulted in a decrease in sales of low-power lasers.
     Cost of sales and gross margin. Cost of sales increased by $5.4 million, or 22.9%, to $29.0 million for the three months ended June 30, 2008 from $23.6 million for the three months ended June 30, 2007 as a result of increased sales volume. Our gross margin increased to 48.1% for the three months ended June 30, 2008 from 46.2% for the three months ended June 30, 2007. The increase in gross margin was the result of favorable absorption of our fixed manufacturing costs due to high production volumes, part of which was placed into inventories, and favorable product mix related to the increase in sales of medium-power lasers in the quarter ended June 30, 2008. In addition, we recognized approximately $0.5 million of deferred revenue with no associated cost.
     Sales and marketing expense. Sales and marketing expense increased by $0.9 million, or 30.6%, to $3.7 million for the three months ended June 30, 2008 from $2.8 million for the three months ended June 30, 2007, primarily as a result of an increase of $0.4 million in personnel costs related to the expansion of our worldwide direct sales organization, including additional sales personnel in the United States, Germany and Japan. Additionally, the increase resulted from a $0.2 million increase in costs related to units used for demonstration purposes. As a percentage of sales, sales and marketing expense remained consistent at 6.6% for the three months ended June 30, 2008 compared to 6.5% for the three months ended June 30, 2007. As we continue to expand our worldwide sales organization, we expect expenditures on sales and marketing to continue to increase in the aggregate.
     Research and development expense. Research and development expense increased by $2.0 million, or 86.2%, to $4.4 million for the three months ended June 30, 2008 from $2.4 million for the three months ended June 30, 2007. This increase was primarily due to an increase of $1.1 million in personnel costs and $0.8 million in materials used for research and development projects. During 2008, we increased the number of personnel performing research and development activities in the United States, Germany and Russia, our three principal research locations. Increases in material used for research and development related primarily to the United States and Russia. In the United States, material use was driven by activities related to new product development, and in Russia, the increase was driven primarily by supplies related to a new research lab. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields and the development of new products operating at different wavelengths and at higher output powers. As a percentage of sales, research and development expense increased to 7.9% for the three months ended June 30, 2008 from 5.4% for the three months ended June 30, 2007.
     General and administrative expense. General and administrative expense increased by $1.0 million, or 20.7%, to $6.0 million for the three months ended June 30, 2008 from $5.0 million for the three months ended June 30, 2007, primarily due to an increase of $0.6 million in personnel expenses as we expanded the general and administrative function to support the growth of the business and $0.3 million of realized and unrealized losses related to foreign currency. As a percentage of sales, general and administrative expense decreased to 10.8% for the three months ended June 30, 2008 from 11.4% for the three months ended June 30, 2007.
     Interest (expense) income, net. Interest (expense) income, net was $0.2 million of net interest expense for the three months ended June 30, 2008 compared to $0.1 million of net interest income for the three months ended June 30, 2007. The change in interest (expense) income, net resulted from higher interest expense due to utilization of credit lines.
     Other income (expense), net. Other income (expense), net was $0.5 million of net other income for the three months ended June 30, 2008 compared to $8,000 of net other expense for the three months ended June 30, 2007. The increase in income related primarily to a $0.5 million gain on the extinguishment of subordinated debt.
     Provision for income taxes. Provision for income taxes increased by $0.5 million to $4.1 million for the three months ended June 30, 2008 from $3.6 million for the three months ended June 30, 2007, representing an effective tax rate of 31.0% for the three months ended June 30, 2008 as compared to an effective tax rate of 35.3% for the three months ended June 30, 2007. The decrease is primarily due to a change in income tax rates in Germany from 38% to approximately 30% which became effective on January 1, 2008.
     Net income. Net income increased by $2.2 million, or 33.9%, to $8.6 million for the three months ended June 30, 2008 from $6.4 million for the three months ended June 30, 2007. Net income as a percentage of our net sales increased by 0.8 percentage points to 15.3% for the three months ended June 30, 2008 from 14.5% for the three months ended June 30, 2007 due to the aforementioned factors.
Results of operations for the six months ended June 30, 2008, compared to the six months ended June 30, 2007
     Net sales. Net sales increased by $23.2 million, or 27.0%, to $108.9 million for the six months ended June 30, 2008 from $85.7 million for the six months ended June 30, 2007. The increase was attributable to higher sales of fiber lasers in materials processing applications, where net sales increased by $25.2 million, or 38.2%, advanced applications, where net sales increased by $1.3 million, or 13.6%, and communications applications, where net sales increased by $1.2 million, or 28.4%. These increases were partially offset by a decrease in sales in medical applications of $4.5 million, or 76.3%. The growth in materials processing applications and advanced applications sales resulted primarily from increased sales of pulsed lasers and medium-power lasers and continued market penetration for high-power fiber lasers. The increase in communications applications sales was due to higher sales of telecommunications systems in Russia. The decrease in sales of medical applications was due to lower sales to our largest customer for this application in the United States and resulted in a decrease in sales of low-power lasers.
     Cost of sales and gross margin. Cost of sales increased by $11.4 million, or 24.9%, to $57.5 million for the six months ended June 30, 2008 from $46.1 million for the six months ended June 30, 2007 as a result of increased sales volume. Our gross margin increased to 47.2% for the six months ended June 30, 2008 from 46.3% for the six months ended June 30, 2007. The increase in gross margin was the result of favorable absorption of our fixed manufacturing costs due to high production volumes, part of which was placed into inventories, and favorable product mix in the six months ended June 30, 2008.
     Sales and marketing expense. Sales and marketing expense increased by $2.2 million, or 44.4%, to $6.9 million for the six months ended June 30, 2008 from $4.7 million for the six months ended June 30, 2007, primarily as a result of an increase of $0.9 million in personnel costs and $0.3 million in premises costs related to the expansion of our worldwide direct sales organization, including our new sales office in China and additional sales personnel in the United States, Germany and Japan. Additionally, the increase resulted from a $0.6 million increase in costs related to units used for demonstration purposes. As a percentage of sales, sales and marketing expense increased to 6.3% for the six months ended June 30, 2008 compared to 5.5% for the six months ended June 30, 2007. As we continue to expand our worldwide sales organization, we expect expenditures on sales and marketing to continue to increase in the aggregate.
     Research and development expense. Research and development expense increased by $2.8 million, or 62.1%, to $7.3 million for the six months ended June 30, 2008 from $4.5 million for the six months ended June 30, 2007. This increase was primarily due to an increase of $1.7 million in personnel costs and $1.1 million in materials used for research and development projects. During 2008, we have increased the number of personnel performing research and development activities in the United States, Germany and Russia. Increases in material used for research and development related primarily to the United States and Russia. In the United States, material use was driven by activities related to new product development, and in Russia, the increase was driven primarily by supplies related to a new research lab. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields and the development of new products operating at different wavelengths and at higher output powers. As a percentage of sales, research and development expense increased to 6.7% for the six months ended June 30, 2008 from 5.3% for the six months ended June 30, 2007.
     General and administrative expense. General and administrative expense increased by $2.7 million, or 28.5%, to $11.9 million for the six months ended June 30, 2008 from $9.2 million for the six months ended June 30, 2007, primarily due to an increase of $1.3 million in personnel expenses as we expanded the general and administrative function to support the growth of the business, $0.9 million in legal costs due to patent litigation defense fees and increased expenses related to the office in China we opened in the second quarter of 2007. As a percentage of sales, general and administrative expense remained consistent at 10.9% for the six months ended June 30, 2008 compared to 10.8% for the six months ended June 30, 2007.
     Interest (expense) income, net. Interest (expense) income, net was $0.3 million of net interest expense for the six months ended June 30, 2008 compared to $0.5 million of net interest income for the six months ended June 30, 2007. The change in interest (expense) income, net resulted from higher interest expense due to utilization of credit lines.
     Other income (expense), net. Other income (expense), net was $0.5 million of net other income for the six months ended June 30, 2008 compared to $36,000 of net other income for the six months ended June 30, 2007. The increase in income related primarily to a $0.5 million gain on the extinguishment of subordinated debt.

     Provision for income taxes. Provision for income taxes was $8.1 million for the six months ended June 30, 2008 and 2007, representing an effective tax rate of 31.5% for the six months ended June 30, 2008 as compared to an effective tax rate of 37.4% for the six months ended June 30, 2007. The decrease is primarily due to a change in income tax rates in Germany from 38% to approximately 30% which became effective on January 1, 2008.
     Net income. Net income increased by $3.7 million, or 28.5%, to $16.7 million for the six months ended June 30, 2008 from $13.0 million for the six months ended June 30, 2007. Net income as a percentage of our net sales increased to 15.3% for the six months ended June 30, 2008 from 15.3% for the six months ended June 30, 2007 due to the aforementioned factors.
Liquidity and Capital Resources
     Our principal sources of liquidity as of June 30, 2008 consisted of cash and cash equivalents of $44.9 million, unused credit lines and overdraft facilities of $44.5 million and working capital (excluding cash) of $80.2 million. This compares to cash and cash equivalents of $38.0 million, marketable securities of $7.0 million, unused overdraft facilities of $39.9 million and working capital (excluding cash) of $83.2 million as of December 31, 2007. The increase in cash and cash equivalents of $6.9 million from December 31, 2007 relates primarily to cash provided by operating activities during the six months ended June 30, 2008, sales of marketable securities of $5.5 million and net proceeds from our credit lines of $8.1 million, partially offset by capital expenditures and the acquisition of intangible assets totaling $20.3 million.
     We held approximately $1.4 million in auction-rate securities (ARSs) at June 30, 2008, all of which is included in other long-term assets, as compared to $7.0 million at December 31, 2007, which was included in marketable securities. Our investments in ARSs at June 30, 2008 consisted solely of taxable municipal debt securities. None of the ARSs in our portfolio are collateralized debt obligations (CDOs) or mortgage-backed securities.
     As a result of recent auction failures, we continue to hold the ARSs not subject to redemption and the issuers are required to pay interest on the ARSs at the maximum contractual rate. As these auction failures have affected our ability to access these funds in the near term, we have classified these as long-term available for sale securities. Additionally, we have assessed the fair value of these instruments and have identified a temporary decline in their market value related to the lack of liquidity. As a result, we carry these ARSs at 95% of their face value and have recorded a temporary impairment charge to other comprehensive income during the quarter ended June 30, 2008. These ARSs are insured and are rated Aaa/AAA by Moody’s and Standard & Poor’s and AA by Fitch. If the credit rating of the issuer of the ARSs were to deteriorate, we may be required to further adjust the carrying value of these investments by recording additional impairment charges, or impairment could be considered other than temporary, in which case impairment charges would be reflected in current income. Based on our ability to access our cash, our expected operating cash flows and our available credit lines, we do not expect that the current lack of liquidity in our investments in ARSs will have a material impact on our overall liquidity, financial condition or results of operations.
     During the quarter ended June 30, 2008, we refinanced our $20.0 million subordinated notes with long-term debt consisting of a $20.0 million secured, variable-rate term note described in Note 4 to our consolidated financial statements, which matures in July 2013. As part of this refinancing, we also increased our existing U.S. revolving line of credit from $20 million to $35 million. We expect that the existing cash and marketable securities, our cash flows from operations and our existing lines of credit will be sufficient to meet our liquidity and capital needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our rate of net sales growth, the timing and extent of spending to support development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We have made no arrangements to obtain additional financing, and there is no assurance that such additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

     The following table details our line-of-credit facilities as of June 30, 2008:

Description	Available Principal	Interest Rate	Maturity	Security

U.S. Revolving Line of Credit	Up to $35 million	LIBOR plus 0.8% to 1.2%, depending on the Company’s performance	July 2011	Unsecured

Euro Credit Facility (Germany) (1)	Euro 15.0 million ($23.7 million)	5.44%	June 2010	Unsecured, guaranteed by parent company

Euro Overdraft Facilities	Euro 3.0 million ($4.7 million)	6.20%-6.95%	Between September 2008 and September 2009	Common pool of assets of German and Italian subsidiaries

Japanese Overdraft Facility	JPY 100 million ($0.9 million)	2.5%	September 2008	Common pool of assets of Japanese subsidiary

(1)	This credit facility bears interest at Euribor + 1.0% or EONIA + 1.0%.
     The financial covenants in our loan documents may cause us to not take or to delay investments and actions that we might otherwise undertake because of limits on capital expenditures and amounts that we can borrow or lease. In the event that we do not comply with any one of these covenants, we would be in default under the loan agreement or loan agreements, which may result in acceleration of the debt, cross-defaults on other debt or a reduction in available liquidity, any of which could harm our results of operations and financial condition. We were in compliance with all financial covenants of our loan agreements as of June 30, 2008.
     Operating activities. Net cash provided by operating activities in the six months ended June 30, 2008 increased by $13.6 million to cash provided by operating activities of $11.6 million from cash used in operating activities of $2.0 million in the six months ended June 30, 2007. The increase in net cash provided by operating activities in the first six months of 2008 compared to the first six months of 2007 primarily resulted from:
•	an increase in net income after adding back non-cash charges of $4.5 million;

•	an increase in taxes payable of $3.9 million in 2008 as compared to a decrease of $7.1 million due to tax prepayments in Germany in 2007;

•	a decrease in accounts receivable of $2.8 million in 2008 as compared to a decrease of $4.7 million in 2007;

•	a decrease in prepayments and other current assets of $1.0 million in 2008 as compared to an increase of $2.6 million in 2007; partially offset by

•	cash used to finance inventory of $15.8 million in 2008 as compared to cash used of $11.7 million in 2007 primarily related to an increase in work in process and finished goods; and

•	a decrease in accounts payable of $0.5 million in 2008 as compared to an increase of $2.8 million in 2007.
     Given our vertical integration, rigorous and time-consuming testing procedures for both internally manufactured and externally purchased components and the lead time required to manufacture components used in our finished product, the rate at which we turn inventory has historically been low when compared to our cost of sales. Also, our high growth rate requires investment in inventories to support future sales and enable us to quote short delivery times to our customers, providing what we currently believe is a competitive advantage. Furthermore, if there was a disruption to the manufacturing capacity of any of our key technologies, our inventories of components should enable us to continue to build finished products for a period of time. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we expect to have a significant amount of working capital invested in inventory. A reduction in our level of net sales or the rate of growth of our net sales from their current levels would mean that the rate at which we are able to convert our inventory into cash would decrease.
     Investing activities. Net cash used in investing activities was $14.7 million and $17.8 million in the six months ended June 30, 2008 and 2007, respectively. The cash used in investing activities in 2008 was primarily related to

$20.3 million of capital expenditures on property, plant and equipment and intangible assets which was partially offset by $5.5 million of proceeds from the sale of marketable securities. The cash used in investing activities in 2007 was related to capital expenditures on property, plant and equipment of $17.9 million, primarily in the United States and Germany. In 2008 and 2007, capital expenditures in the United States, Germany, and Russia related to facilities and equipment for diode wafer growth, burn-in test stations and packaging as well as new fiber assembly and component production facilities. We expect our capital expenditures to be in the range of $12 million to $15 million for the remainder of the year ended December 31, 2008. We expect to continue to invest in property, plant and equipment and to use a significant amount of our cash generated from operations to finance capital expenditures, including the expansion of our manufacturing capacity, the acquisition of additional sales and application facilities and the purchase of production equipment. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer in the event that our net sales are reduced or if our rate of growth slows, with the result that it would be difficult to defer committed capital expenditures to a later period.
     Financing activities. Net cash provided by financing activities was $10.0 million in the six months ended June 30, 2008 as compared to net cash used in financing activities of $9.1 million in the six months ended June 30, 2007. The cash provided by financing activities in 2008 was related to the net proceeds of $8.1 million from the use of our credit lines. Net cash used in financing activities in 2007 related to repayment of our long-term bank debt, partially offset by the net proceeds from the use of our credit lines.
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

     The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) effective January 1, 2008. The provisions of SFAS No. 159 are more fully described in the Notes to Consolidated Financial Statements in Part I, Item 1. The Company did not designate any financial assets or liabilities for the accounting allowed by SFAS No. 159, and therefore there was no impact on adoption.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (revised 2007)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). The provisions of these pronouncements are more fully described in the Notes to Consolidated Financial Statements in Part I, Item 1. The effective date for both statements is for fiscal years beginning after December 15, 2008. The Company is currently in the process of evaluating the impact, if any, that the adoption of SFAS No. 141 (revised 2007) and SFAS No. 160 will have on our financial position, consolidated results of operations and cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents and our debt and foreign exchange rate risk and market risk on our auction rate securities.
     Auction Rate Securities. We held approximately $1.4 million in auction-rate securities (“ARSs”) at June 30, 2008, which are included in other long-term assets, as compared to $7.0 million at December 31, 2007. Our investments in ARSs at June 30, 2008 consisted solely of taxable municipal debt securities. None of the ARSs in our portfolio are collateralized debt obligations (“CDOs”) or mortgage-backed securities.
     The most recent auctions for these ARSs in June 2008 failed and it is uncertain whether future auctions relating to these securities will be successful in resetting a market rate of interest for the ARSs. If an auction is unsuccessful, the terms of the ARSs provide that the issuer will pay interest at the maximum contractual rate and that we will hold these securities until their next scheduled auction reset dates. For the $1.4 million of the ARSs we continue to hold, the auction reset dates occur every 35 days. Our ability to dispose of these ARSs at the subsequent auction reset date depends on whether or not the auction is successful. Therefore, failed auctions may limit the short-term liquidity of these investments.
     While these auction failures have affected our ability to access these funds in the near term, we do not believe that the fair value of the ARSs has been materially or permanently affected because no default has occurred, the ARSs are insured, and they are rated Aaa/AAA by Moody’s and Standard & Poor’s and AA by Fitch. Nonetheless, we have reduced the carrying value of the ARSs we continue to hold available for sale to 95% of their face value, which we estimate to be the fair value. The reduction in value has been recorded in other comprehensive income because we believe such reduction is temporary. If the credit rating of the issuer of the ARSs were to deteriorate, we may be required to further adjust the carrying value of these investments and future changes in the carrying value may have to be recorded as an impairment charge to the income statement if we believe that the reduction in value is other than temporary.
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
     Our exposure to interest risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. The interest rate on our term debt is based on one-month LIBOR. We have entered into an interest rate swap agreement designated as a cash flow hedge under the provisions of SFAS No. 133 to swap one-month LIBOR for a fixed rate of 4.1% as more fully described in Note 4 to Consolidated

Financial Statements. Our U.S. revolving line of credit , Euro and Yen overdraft facilities are each variable rate facilities. Approximately 50% of our outstanding debt had a fixed rate of interest as of June 30, 2008. We do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
     Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Japanese yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the euro and the Japanese yen. Gains and losses on foreign exchange transactions are reported as a component of general and administrative expense and totaled a $0.3 million loss and a $0.5 million gain for the three months ended June 30, 2008 and 2007, respectively. Changes in exchange rates can also affect our financial results. If exchange rates in the three months ended June 30, 2008 had been the same as in the previous year, we estimate that our sales would have been lower by approximately $3.0 million. If exchange rates in the six months ended June 30, 2008 had been the same as in the previous year, we estimate that our sales would have been lower by approximately $6.2 million. Additionally, we estimate that cost of sales and operating expenses would have been lower by approximately $3.0 and $5.2 million for the three and six months ended June 30, 2008, respectively.
     During the quarter ended June 30, 2008, we entered into a euro 4 million forward contract, which is not designated as a hedge, to manage our foreign currency exposures. The fair value of the forward contract is included in other long-term liabilities on our consolidated balance sheets and the change in fair value of $38,000 has been included in foreign exchange gains and losses on our consolidated income statements. Management believes that the use of foreign currency financial instruments reduces the risks of certain foreign currency transactions, however, these instruments provide only limited protection. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the second quarter of 2008 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:

     On June 3, 2008, the U.S. Patent and Trademark Office (“USPTO”) ordered re-examination of the patent claims asserted by IMRA America, Inc. against the Company based on several prior art references that we submitted in an ex parte re-examination request. The U.S. District Court for the Eastern District of Michigan had previously stayed the litigation until the conclusion of the re-examination.
     We filed an answer with the United States District Court for the District of Massachusetts to the complaint by CardioFocus, Inc. We denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses and we and three other defendants petitioned the USPTO to re-examine the patent asserted against us based upon several prior art references. In July 2008, the USPTO granted the re-examination request of another defendant and ordered re-examination of the patent claims asserted against us by CardioFocus, Inc. The USPTO is considering our re-examination request as well as two re-examination requests filed by other defendants in the action. Also, the plaintiff in this litigation recently alleged that the Company infringes claims of two additional patents and we are investigating a response to such allegations. Discovery has not yet commenced and the trial is scheduled for January 2010.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the annual meeting of stockholders of IPG Photonics Corporation held on June 10, 2008, the stockholders considered and voted upon proposals to (i) re-elect the nine members of our board of directors to one-year terms, (ii) ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2008 and (iii) approve the 2008 Employee Stock Purchase Plan. Of the 42,358,458 shares present or represented by proxy at the meeting, the following number of shares were voted for, against or withheld and abstained:
1. Re-election of directors:

		Votes
Nominee	Votes For	Withheld
Valentin P. Gapontsev, Ph.D.	41,906,446	452,012
Eugene Shcherbakov, Ph.D.	41,911,517	446,941
Igor Samartsev	35,434,792	6,923,666

		Votes
Nominee	Votes For	Withheld
Robert A. Blair	42,211,250	147,208
Michael C. Child	42,279,128	79,330
John H. Dalton	38,083,236	4,275,222
Henry E. Gauthier	42,278,146	80,312
William S. Hurley	42,216,298	142,160
William F. Krupke, Ph.D.	41,156,445	1,202,013
2.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2008:

Votes For	Votes Withheld	Abstentions

42,274,537	59,380	24,541
3.	Approval of 2008 Employee Stock Purchase Plan:

Votes For	Votes Withheld	Abstentions

38,025,721	373,095	10,184
ITEM 5. OTHER INFORMATION
     On August 5, 2008, we agreed to purchase the minority interests in our majority-owned subsidiary NTO IRE-Polus (“IRE-Polus”) from Valentin P. Gapontsev, our Chief Executive Officer and Chairman of the Board, and Igor Samartsev, a member of our Board of Directors and Acting General Manager of IRE-Polus. The purchase prices to be paid to Dr. Gapontsev and Mr. Samartsev for their minority interests are $5,169,300 and $948,673, respectively. Under the Agreement and Plan of Reorganization dated August 5, 2008 (the “Agreement”) among IPG Photonics Corporation, IPG Laser GmbH, Dr. Gapontsev and Mr. Samartsev, we will issue to Dr. Gapontsev and Mr. Samartsev 247,690 and 45,456 shares, respectively, of our common stock in payment of the purchase price. The purchase price was determined based on the net asset value of IRE-Polus at June 30, 2008. After giving effect to the purchases of the IRE-Polus interests from Dr. Gapontsev and Mr. Samartsev and other minority interest purchases that have been previously agreed upon, we would own 100% of IRE-Polus. The transaction is expected to close in October 2008, subject to filing required government notices and receiving required government approvals.
     The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS
     (a) Exhibits

Exhibit
No.	Description

10.1	Agreement and Plan of Reorganization among the Registrant, IPG Laser GmbH, Valentin P. Gapontsev and Igor Samartsev, dated as of August 5, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION
Date: August 8, 2008	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Vice President and Chief Financial Officer (Principal Financial Officer)