Form 10-Q
period 2008-09-30
IPG PHOTONICS CORP
filed 2008-11-10
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     As of November 6, 2008, there were 44,854,676 shares of the registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,339	$37,972
Marketable securities, at fair value	—	6,950
Accounts receivable, net	39,503	33,946
Inventories, net	72,797	60,412
Income taxes receivable	1,015	3,145
Prepaid expenses and other current assets	9,228	7,071
Deferred income taxes	6,871	6,195

Total current assets	173,753	155,691
DEFERRED INCOME TAXES	2,813	2,795
PROPERTY, PLANT AND EQUIPMENT, Net	112,479	96,369
OTHER ASSETS	14,872	8,466

TOTAL	$303,917	$263,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$16,001	$11,218
Current portion of long-term debt	1,333	—
Accounts payable	10,031	9,444
Accrued expenses and other liabilities	19,712	13,160
Deferred income taxes	865	564
Income taxes payable	1,462	96

Total current liabilities	49,404	34,482

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	2,842	4,204

LONG-TERM DEBT	18,356	20,000

COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS	4,896	4,455

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 44,842,289 shares issued and outstanding at September 30, 2008; 44,012,341 shares issued and outstanding at December 31, 2007	4	4
Additional paid-in capital	279,364	275,506
Accumulated deficit	(62,903)	(90,497)
Accumulated other comprehensive income	11,954	15,167

Total stockholders’ equity	228,419	200,180

TOTAL	$303,917	$263,321

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
NET SALES	$62,012	$47,905	$170,882	$133,610
COST OF SALES	32,590	26,200	90,113	72,255

GROSS PROFIT	29,422	21,705	80,769	61,355

OPERATING EXPENSES:
Sales and marketing	3,735	2,488	10,585	7,233
Research and development	4,130	2,354	11,451	6,871
General and administrative	4,468	4,049	16,331	13,279

Total operating expenses	12,333	8,891	38,367	27,383

OPERATING INCOME	17,089	12,814	42,402	33,972

OTHER (EXPENSE) INCOME, NET:
Interest (expense) income, net	(194)	198	(472)	711
Other (expense) income, net	(103)	309	433	345

Total other (expense) income	(297)	507	(39)	1,056

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	16,792	13,321	42,363	35,028

PROVISION FOR INCOME TAXES	(5,310)	(3,505)	(13,365)	(11,623)
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	(589)	(1,259)	(1,404)	(1,847)

NET INCOME	$10,893	$8,557	$27,594	$21,558

NET INCOME PER SHARE:
Basic	$0.24	$0.20	$0.62	$0.50
Diluted	$0.23	$0.19	$0.60	$0.47

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	44,685	43,362	44,380	43,083
Diluted	46,375	45,731	46,184	45,656
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,594	$21,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,101	8,555
Deferred income taxes	(1,629)	3,970
Stock-based compensation	1,499	905
Changes related to realized and unrealized gains from foreign currency transactions	(1,852)	(885)
Other	(566)	(29)
Provisions for inventory, warranty and bad debt	6,045	2,555
Minority interests in consolidated subsidiaries	1,404	1,847
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(6,237)	(10,174)
Inventories	(21,836)	(14,599)
Prepaid expenses and other current assets	3,530	(7,120)
Accounts payable	519	1,019
Accrued expenses and other liabilities	2,314	1,715
Income and other taxes payable	3,140	(9,823)

Net cash provided by (used in) operating activities	25,026	(506)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and intangible assets	(29,489)	(26,458)
Proceeds from sale of property, plant and equipment	39	78
Proceeds from sale of marketable securities	5,450	—
Purchase of minority interests in consolidated subsidiaries	(1,220)	—
Employee and stockholder loans	152	(336)

Net cash used in investing activities	(25,068)	(26,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	21,049	27,043
Payments on line-of-credit facilities	(16,682)	(14,299)
Proceeds from long-term borrowings	20,044	—
Principal payments on long-term borrowings	(19,855)	(18,177)
Exercise of employee stock options and related tax benefit from exercise	2,359	1,692
Debt issuance costs	(75)	—
Repayment of note due from stockholder	—	23

Net cash provided by (used in) financing activities	6,840	(3,718)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(431)	23

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,367	(30,917)
CASH AND CASH EQUIVALENTS — Beginning of period	37,972	75,667

CASH AND CASH EQUIVALENTS — End of period	$44,339	$44,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,317	$553

Income taxes paid	$8,924	$17,509

Non-cash transactions:
Equipment contributed as investment in affiliates	$298	$—
Additions to property, plant and equipment included in accounts payable	$981	$1,097
Purchase of minority interest in consolidated subsidiaries in exchange for equipment	$—	$271
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which addresses how companies measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.
     SFAS No. 157 establishes a three-tier fair value hierarchy, which classifies the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     As of September 30, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included a foreign exchange forward contract and an interest rate swap with fair values determined using Level 2 of the hierarchy of $0.5 million and $(0.2) million, respectively, and auction rate securities with fair values determined using Level 3 of the hierarchy of $1.4 million.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (R)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.

51 (“SFAS No. 160”). SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of stockholders’ equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The effective date for both statements is for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141 (R) is prospective. The adoption of SFAS No. 160 is prospective. The impact on presentation and disclosure is applied retrospectively. We are currently in the process of evaluating the impact, if any, that the adoption of SFAS No. 141 (R) and SFAS No. 160 will have on our financial position, consolidated results of operations and cash flows.
3. INVENTORIES
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Components and raw materials	$27,438	$25,363
Work-in-process	29,489	25,831
Finished goods	15,870	9,218

Total	$72,797	$60,412

4. FINANCING ARRANGEMENTS
The Company’s borrowings under existing financing arrangements consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Revolving Line-of-Credit Facilities:
Euro Credit and Overdraft Facilities	$4,233	$135
U.S. Line of Credit	11,768	11,083

Total	$16,001	$11,218

Term Debt:
Secured Note	$19,689	$20,000
Less current portion	(1,333)	—

Long-term debt	$18,356	$20,000

Revolving Line of Credit Facilities:
     U.S. Line of Credit — In June 2008, the Company amended its existing unsecured revolving credit facility in the U.S. increasing the availability of revolving credit under the facility to $35 million from $20 million and extending its maturity date to July 26, 2011 from June 20, 2010. The interest rate for revolving borrowings is unchanged at LIBOR plus 0.8% to 1.2% (3.29% at September 30, 2008). The facility also allows for draw downs by certain subsidiaries in their local currencies.
Term Debt:
     Secured Note — In June 2008, the Company entered into a $20 million term note with a bank due July 26, 2013. Proceeds from the note were used to redeem the Company’s $20 million subordinated notes. The new $20 million note is secured by a lien on the Company’s real property and buildings in Oxford, Massachusetts and bears interest at a variable rate of LIBOR plus 0.8% to 1.2%. Concurrent with the term note, the Company and the bank entered into an interest rate swap instrument which converts the variable LIBOR rate on the term note to a fixed rate of 4.1%. The interest rate on the notes at September 30, 2008 was 4.9%. The interest rate swap has been designated a cash flow hedge under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the swap totaled $(0.2) million at September 30, 2008 and is included in “Deferred Income Taxes and Other Long-Term Liabilities” in the Company’s Consolidated Balance Sheets. The associated change in fair value is included in “Accumulated Other Comprehensive Income”.
5. NET INCOME PER SHARE
     The following table sets forth the computation of diluted net income per share (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income	$10,893	$8,557	$27,594	$21,558

Weighted average shares	44,685	43,362	44,380	43,083
Dilutive effect of common stock equivalents	1,689	2,369	1,804	2,573

Diluted weighted average common shares	46,375	45,731	46,184	45,656

Basic net income per share	$0.24	$0.20	$0.62	$0.50

Diluted net income per share	$0.23	$0.19	$0.60	$0.47

     The computation of diluted weighted average common shares excludes 152,000 and 203,000 shares as of September 30, 2008 and 2007, respectively, because the effect on net income per share would have been anti-dilutive.
6. COMPREHENSIVE INCOME
     Total comprehensive income and its components were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$10,893	$8,557	$27,594	$21,558
Other comprehensive income:
Unrealized loss on secured note interest rate swap	(132)	—	(199)
Unrealized loss on marketable securities	—	—	(75)
Foreign currency translation adjustment	(9,313)	3,660	(2,939)	4,763

Comprehensive income	$1,448	$12,217	$24,381	$26,321

     Total components of accumulated other comprehensive income were as follows (in thousands):

	September 30,	December 31,
	2008	2007
Foreign currency translation adjustment	$12,228	$15,167
Unrealized loss on secured note interest rate swap	(199)	—
Unrealized loss on marketable securities	(75)	—

Accumulated other comprehensive income	$11,954	$15,167

7. COMMITMENTS AND CONTINGENCIES
     In November 2006, the Company was sued for patent infringement relating to certain products, including but not limited to fiber lasers and fiber amplifiers. The plaintiff has made a complaint for damages of over $10 million, treble damages for alleged willful infringement and injunctive relief. Trial had been set for August 5, 2008. In June 2008, the U.S. Patent and Trademark Office (“USPTO”) ordered re-examination of the patent claims asserted by the plaintiff against the Company based on several prior art references that we submitted in an ex parte re-examination request. The U.S. District Court for the Eastern District of Michigan had previously stayed the litigation until the conclusion of the re-examination. The Company believes it has meritorious defenses and intends to vigorously contest the claims. As such, no amounts have been accrued in respect of this contingency.
     In February 2008, the Company was sued for patent infringement relating to two product lines used in medical laser applications. The plaintiff has filed a complaint for unspecified damages, treble damages for alleged willful infringement and injunctive relief. The patent asserted in the lawsuit expired in April 2007. In July and August 2008, the USPTO ordered re-examination of all of the patent claims asserted by the plaintiff against us and the other defendants in the lawsuit based upon ten re-examination requests filed by us and the other defendants. The court has stayed the litigation until the earlier of October 2009 or the conclusion of the re-examination. The Company believes it has meritorious defenses and intends to vigorously contest the claims as more fully described in Part II, Item 1, “Legal Proceedings.” As such, no amounts have been accrued in respect of this contingency.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q . This discussion contains forward looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors.”
     Overview
          We develop and manufacture a broad line of high-performance fiber lasers, fiber amplifiers and diode lasers for diverse applications in numerous markets. Our low, mid and high-power lasers and amplifiers are used in materials processing, advanced, communications and medical applications. We sell our products globally to original equipment manufacturers, or OEMs, system integrators and end users. We market our products internationally primarily through our direct sales force and also through agreements with independent sales representatives and distributors.
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
          Net sales. Our net sales have historically fluctuated from quarter to quarter. The increase or decrease in sales from a prior quarter can be affected by the timing of orders received from customers, the shipment, installation and acceptance of products at our customers’ facilities, the mix of OEM orders, one-time orders for products with large purchase prices, foreign currency fluctuations, and seasonal factors such as the purchasing patterns and levels of activity throughout the year in the regions where we operate. Historically, our net sales have been higher in the second half of the year than in the first half of the year. Furthermore, net sales can be affected by the time taken to qualify our products for use in new applications in the end markets that we serve. The adoption of our products by a new customer or qualification in a new application can lead to an increase in net sales for a period, which may then slow until we penetrate new markets or obtain new customers.
     While our products bring numerous cost and productivity benefits to our customers, our sales levels are likely to be affected by the weakness in business conditions in industries and geographic markets that we serve, particularly by the effects of the current economic downturn, reduction in customer capital expenditures, potential order cancellations and push-outs and financial and credit market issues.
          Gross margin. Our total gross margin in any period can be affected by total net sales in the period, product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower-power products, production volumes, and by other factors, some of which are not under our control. Our product mix affects our margins because the selling price per watt is higher for low and mid-power devices than for high-power devices.

The overall cost of high-power lasers may be partially offset by improved absorption of fixed overhead costs associated with sales of larger volumes of higher-power products.
          Due to the fact that we have high fixed costs, our costs are difficult to adjust in response to changes in demand. In addition, our fixed costs will increase as we expand our capacity. Gross margins generally have improved because of greater absorption of fixed overhead costs associated with an increase in sales. In addition, absorption of fixed costs can benefit gross margins due to an increase in production that is not sold and placed into inventory. Absorption of fixed costs can adversely impact gross margins if there is lower production and a decrease in inventory that is sold. If the rate at which our fixed costs increases is greater than the growth rate of our net sales or if we have production issues or inventory write-downs, our gross margins could be negatively affected. We regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess, and any write-off of such slow-moving, obsolete or excess inventory affects our gross margins.
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
          General and administrative expense. We expect our general and administrative expenses to continue to increase as we expand headcount to support the growth of our company, comply with public company reporting obligations and regulatory requirements and continue to invest in our financial reporting systems. We expect future increases in these expenses to be more moderate than those that we experienced in 2007. Legal expenses vary based upon the stage of litigation, including patent re-examinations and termination of litigation stays, and are expected to increase in the pending litigations as the discovery and trial phases of these litigations occur. Litigation expenses also may increase in response to any future litigation or intellectual property matters, the timing and amount of which may vary substantially from quarter to quarter.
          Major customers. We have historically depended on a few customers for a large percentage of our annual net sales. The composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 37% in 2005, 29% in 2006, 20% in 2007 and 20% for the nine months ended September 30, 2008. Sales to our largest customer accounted for 13%, 10%, 7% and 7% of our net sales in 2005, 2006, 2007 and the nine months ended September 30, 2008, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our net sales to our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
     Results of operations for the three months ended September 30, 2008, compared to the three months ended September 30, 2007
          Net sales. Net sales increased by $14.1 million, or 29.4%, to $62.0 million for the three months ended September 30, 2008 from $47.9 million for the three months ended September 30, 2007. The increase was attributable to higher sales of fiber lasers in materials processing applications, where net sales increased by $16.3 million, or 47.0%. This increase was partially offset by decreased sales in medical application of $1.0 million, or 40.6%, in advanced applications of $0.8 million, or 12.7%, and in communications applications, where net sales decreased by $0.4 million, or 8.4%. The growth in materials processing applications sales resulted primarily from increased sales of pulsed lasers and medium-power lasers and continued market penetration for high-power fiber lasers, which increased by 41.6%, 101.5% and 36.5%, respectively. The decrease in sales of medical applications and low-power lasers was due to lower sales to our largest medical application customer in the United States. Sales of advanced applications can vary from quarter to quarter due to the timing of large orders. The third quarter of 2007 benefited from the shipment of $1.9 million of high-power lasers related to a single order. The decrease in communications applications sales was due to a slight decline in total volume of sales to our two largest customers.
          Cost of sales and gross margin. Cost of sales increased by $6.4 million, or 24.4%, to $32.6 million for the three months ended September 30, 2008 from $26.2 million for the three months ended September 30, 2007 as a result of increased sales volume. Our gross margin increased to 47.4% for the three months ended September 30, 2008 from 45.3% for the three months ended September 30, 2007. The increase in gross margin for the three months ended September 30, 2008 was the result of favorable absorption of our fixed manufacturing costs due to high production volumes and favorable product mix related to the increase in sales of pulsed and medium-power lasers. These products have a higher selling price of output power per watt and higher gross margins. These benefits were partially offset by inventory write downs of $1.4 million and an increase in depreciation related to facilities and equipment of $0.5 million for the three months ended September 30, 2008.
          Sales and marketing expense. Sales and marketing expense increased by $1.2 million, or 50.1%, to $3.7 million for the three months ended September 30, 2008 from $2.5 million for the three months ended September 30, 2007, primarily as a result of an increase in personnel costs of $0.7 million and in premises expenses of $0.2 million related to the expansion of our worldwide direct sales organization and associated sales personnel in the United States, Germany and Japan. In addition, depreciation related to facilities and demonstration units increased by $0.3 million. As a percentage of sales, sales and marketing expense increased to 6.0% for the three months ended September 30, 2008 compared to 5.2% for the three months ended September 30, 2007.
          Research and development expense. Research and development expense increased by $1.7 million, or 75.4%, to $4.1 million for the three months ended September 30, 2008 from $2.4 million for the three months ended September 30, 2007. This increase was primarily due to an increase of $1.1 million in personnel costs and $0.6 million in materials used for research and development projects. During 2008, we increased the number of personnel performing research and development activities in the United States, Germany and Russia, our three principal research locations. Approximately $0.3 million of the increase related to employees transferred from production to research and development activities. Increases in material used for research and development related primarily to new product development in the United States. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields and the development of new products operating at different wavelengths and at higher output powers. As a percentage of sales, research and development expense increased to 6.7% for the three months ended September 30, 2008 from 4.9% for the three months ended September 30, 2007.
          General and administrative expense. General and administrative expense increased by $0.5 million, or 10.3%, to $4.5 million for the three months ended September 30, 2008 from $4.0 million for the three months ended September 30, 2007, primarily due to an increase in expenses related to bad debt reserves of $0.6 million in the third quarter of 2008 compared to no expenses related to bad debt reserves in the third quarter of 2007. Expenses related to accounting, legal and consulting fees increased by $0.2 million. These increases were offset by an increase in the benefit related to exchange rate gains on foreign currency transactions, which increased by $1.0 million to $1.6 million in the third quarter of 2008 from a benefit of $0.6 million in the third quarter of 2007. In the third quarter of 2008, the benefit related to exchange rates included a $0.5 million gain recorded in relation to a foreign exchange forward rate contract. As a percentage of sales, general and administrative expense decreased to 7.2% for the three months ended September 30, 2008 from 8.5% for the three months ended September 30, 2007. Excluding the benefit related to foreign currency transactions, general and administrative expenses increased by $1.5 million, or 32.6%, to $6.1 million in the three months ended September 30, 2008 from $4.6 million in the three months ended September 30, 2007.

          Interest (expense) income, net. Interest (expense) income, net was $0.2 million of net interest expense for the three months ended September 30, 2008 compared to $0.2 million of net interest income for the three months ended September 30, 2007. The change in interest (expense) income, net resulted from higher interest expense due to utilization of credit lines.
          Other (expense) income, net. Other (expense) income, net was $0.1 million of net other expense for the three months ended September 30, 2008 compared to $0.3 million of net other income for the three months ended September 30, 2007. The change related primarily to the impact of foreign exchange rates on certain non-operating assets in Russia.
          Provision for income taxes. Provision for income taxes increased by $1.8 million to $5.3 million for the three months ended September 30, 2008 from $3.5 million for the three months ended September 30, 2007, representing an effective tax rate of 31.6% for the three months ended September 30, 2008 as compared to an effective tax rate of 26.3% for the three months ended September 30, 2007. The increase in the provision for income taxes resulted from an increase in pre-tax income and a higher effective tax rate in the third quarter of 2008. The effective tax rate in the third quarter of 2007 benefited from a $1.0 million reduction in the carrying value of German net deferred tax liabilities due to a reduction in income tax rates in Germany from approximately 38% to 30% which became effective January 1, 2008.
          Net income. Net income increased by $2.3 million, or 27.3%, to $10.9 million for the three months ended September 30, 2008 from $8.6 million for the three months ended September 30, 2007. Net income as a percentage of our net sales decreased by 0.3 percentage points to 17.6% for the three months ended September 30, 2008 from 17.9% for the three months ended September 30, 2007 due to the aforementioned factors.
     Results of operations for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007
          Net sales. Net sales increased by $37.3 million, or 27.9%, to $170.9 million for the nine months ended September 30, 2008 from $133.6 million for the nine months ended September 30, 2007. The increase was attributable to higher sales of fiber lasers in materials processing applications, where net sales increased by $41.5 million, or 41.2%, communications applications, where net sales increased by $0.8 million, or 9.1%, and advanced applications, where net sales increased by $0.5 million, or 3.5%. These increases were partially offset by a decrease in sales in medical applications of $5.6 million, or 65.6%. The growth in materials processing applications and advanced applications sales resulted primarily from increased sales of pulsed lasers and medium-power lasers and continued market penetration for high-power fiber lasers, which increased by 67.2%, 76.3% and 34.8%, respectively. The increase in communications applications sales was due to higher sales of telecommunications systems in Russia. The decrease in sales of medical applications and low-power lasers was due to lower sales to our largest medical application customer in the United States.
          Cost of sales and gross margin. Cost of sales increased by $17.8 million, or 24.7%, to $90.1 million for the nine months ended September 30, 2008 from $72.3 million for the nine months ended September 30, 2007 as a result of increased sales volume. Our gross margin increased to 47.3% for the nine months ended September 30, 2008 from 45.9% for the nine months ended September 30, 2007. In the nine months ended September 30, 2008, the increase in gross margin was the result of favorable absorption of our fixed manufacturing costs due to higher production volumes and favorable product mix, particularly related to pulsed and medium-power lasers. These products have a higher selling price of output power per watt and higher gross margins. These benefits were partially offset by inventory write downs of $3.0 million and an increase in depreciation related to facilities and equipment of $1.9 million for the nine months ended September 30, 2008.

          Sales and marketing expense. Sales and marketing expense increased by $3.4 million, or 46.3%, to $10.6 million for the nine months ended September 30, 2008 from $7.2 million for the nine months ended September 30, 2007, primarily as a result of an increase of $1.6 million in personnel costs and $0.5 million in premises costs related to the expansion of our worldwide direct sales organization, including our new sales office in China and additional sales personnel in the United States, Germany and Japan. Additionally, the increase resulted from a $0.9 million increase in depreciation related to facilities and units used for demonstration purposes. As a percentage of sales, sales and marketing expense increased to 6.2% for the nine months ended September 30, 2008 compared to 5.4% for the nine months ended September 30, 2007.
          Research and development expense. Research and development expense increased by $4.6 million, or 66.7%, to $11.5 million for the nine months ended September 30, 2008 from $6.9 million for the nine months ended September 30, 2007. This increase was primarily due to an increase of $2.8 million in personnel costs and $1.6 million in materials used for research and development projects. During 2008, we have increased the number of personnel performing research and development activities in the United States, Germany and Russia. Approximately $0.6 million of the increase related to employees transferred from production to research and development activities. Increases in material used for research and development related primarily to the United States and Russia. In the United States, material use was driven by activities related to new product development, and in Russia, the increase was driven primarily by supplies related to a new research lab. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields and the development of new products operating at different wavelengths and at higher output powers. As a percentage of sales, research and development expense increased to 6.7% for the nine months ended September 30, 2008 from 5.1% for the nine months ended September 30, 2007.
          General and administrative expense. General and administrative expense increased by $3.0 million, or 23.0%, to $16.3 million for the nine months ended September 30, 2008 from $13.3 million for the nine months ended September 30, 2007, primarily due to an increase of $1.4 million in personnel expenses as we expanded the general and administrative function to support the growth of the business, $1.1 million in accounting and legal costs due to patent litigation defense fees and $0.8 million related to higher consulting fees. These increases were offset by an increase in gains on foreign currency transactions, which increased to $1.9 million in the nine months ended September 30, 2008 from $1.1 million for the same period in 2007. As a percentage of sales, general and administrative expense remained reasonably consistent at 9.6% for the nine months ended September 30, 2008 compared to 9.9% for the nine months ended September 30, 2007.
          Interest (expense) income, net. Interest (expense) income, net was $0.5 million of net interest expense for the nine months ended September 30, 2008 compared to $0.7 million of net interest income for the nine months ended September 30, 2007. The change in interest (expense) income, net resulted from higher interest expense due to utilization of credit lines.
          Other (expense) income, net. Other (expense) income , net was $0.4 million of net other income for the nine months ended September 30, 2008 compared to $0.3 million of net other income for the nine months ended September 30, 2007.
          Provision for income taxes. Provision for income taxes increased $1.8 million, or 15.0%, to $13.4 million for the nine months ended September 30, 2008 from $11.6 million for the same period in 2007. The effective tax rate was 31.5% for the nine months ended September 30, 2008 as compared to an effective tax rate of 33.2% for the nine months ended September 30, 2007. The increase in the provision for income taxes resulted from an increase in pre-tax income partially offset by a decrease in the effective tax rate. The decrease in the effective tax rate for the nine months ended September 30, 2008 was primarily due to a reduction in German income tax rates from approximately 38% in 2007 to approximately 30% in 2008, which became effective January 1, 2008.
          Net income. Net income increased by $6.0 million, or 28.0%, to $27.6 million for the nine months ended September 30, 2008 from $21.6 million for the nine months ended September 30, 2007. Net income as a percentage of our net sales remained the same at 16.1% for the nine months ended September 30, 2008 as compared to 16.1% for the nine months ended September 30, 2007.
     Liquidity and Capital Resources
          Our principal sources of liquidity as of September 30, 2008 consisted of cash and cash equivalents of $44.3 million, unused credit lines and overdraft facilities of $44.7 million and working capital (excluding cash) of $79.6 million. This compares to cash and cash equivalents of $38.0 million, marketable securities of $7.0 million, unused overdraft facilities of $39.9 million and working capital (excluding cash) of $83.2 million as of December 31, 2007. The increase in cash and cash equivalents of $6.4 million from December 31, 2007 relates primarily to cash provided by operating activities during the nine months ended September 30, 2008 of $25.0 million, sales of marketable securities of $5.5 million and net proceeds from our credit lines of $4.4 million, partially offset by capital expenditures and the acquisition of intangible assets totaling $29.5 million.
          We held approximately $1.4 million in auction-rate securities (ARSs) at September 30, 2008, all of which is included in other long-term assets, as compared to $7.0 million at December 31, 2007, which was included in marketable securities. Our investments in ARSs at September 30, 2008 consisted solely of taxable municipal debt securities. None of the ARSs in our portfolio are collateralized debt obligations (CDOs) or mortgage-backed securities.
          As a result of recent auction failures, we continue to hold the ARSs not subject to redemption and the issuers are required to pay interest on the ARSs at the maximum contractual rate. As these auction failures have affected our ability to access these funds in the near term, we have classified these as long-term available for sale securities. Additionally, we have assessed the fair value of these instruments and have identified a temporary decline in their market value related to the lack of liquidity. As a result, we carry these ARSs at 95% of their face value and recorded a temporary impairment charge to other comprehensive income during the second quarter of 2008. These ARSs are insured and are rated A2 and AA by Moody’s and Standard & Poor’s, respectively. If the credit rating of the issuer of the ARSs were to deteriorate, we may be required to further adjust the carrying value of these investments by recording additional impairment charges, or impairment could be considered other than temporary, in which case impairment charges would be reflected in current income. Based on our ability to access our cash, our expected operating cash flows and our available credit lines, we do not expect that the current lack of liquidity in our investments in ARSs will have a material impact on our overall liquidity, financial condition or results of operations.
          In June 2008, we refinanced our $20.0 million subordinated notes with long-term debt consisting of a $20.0 million secured, variable-rate term note described in Note 4 to our consolidated financial statements, which matures in July 2013. As part of this refinancing, we also increased our existing U.S. revolving line of credit from $20 million to $35 million and extended its maturity to July 2011. We expect that the existing cash and marketable securities, our cash flows from operations and our existing lines of credit will be sufficient to meet our liquidity and capital needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our rate of net sales growth, the impact of economic recessions on our sales levels, the timing and extent of spending to support development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We have made no arrangements to obtain additional financing, and there is no assurance that such additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

          The following table details our line-of-credit facilities as of September 30, 2008:

Description	Available Principal	Interest Rate	Maturity	Security

U.S. Revolving Line of Credit	Up to $35 million	LIBOR plus 0.8% to 1.2%, depending on the Company’s performance	July 2011	Unsecured

Euro Credit Facility (Germany) (1)	Euro 15.0 million ($21.7 million)	Euribor + 1.0% or EONIA + 1.0%	June 2010	Unsecured, guaranteed by parent company

Euro Overdraft Facilities	Euro 3.2 million ($4.6 million)	6.95%-7.2%	Between March 2009 and September 2009	Common pool of assets of German and Italian subsidiaries

(1)	$4.3 million of this credit facility is available to our Russian subsidiary and bears interest at base rate of Central Bank of Russia+ 1.5%
     Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35 million and $21.7 million, respectively, and neither of them is syndicated.
     The financial covenants in our loan documents may cause us to not take or to delay investments and actions that we might otherwise undertake because of limits on capital expenditures and amounts that we can borrow or lease. In the event that we do not comply with any one of these covenants, we would be in default under the loan agreement or loan agreements, which may result in acceleration of the debt, cross-defaults on other debt or a reduction in available liquidity, any of which could harm our results of operations and financial condition. We were in compliance with all financial covenants of our loan agreements as of September 30, 2008.
          Operating activities. Net cash provided by operating activities in the nine months ended September 30, 2008 was $25.0 million compared to cash used in operating activities of $0.5 million in the nine months ended September 30, 2007. The increase in net cash provided by operating activities in the first nine months of 2008 compared to the first nine months of 2007 primarily resulted from:
•	an increase in net income after adding back non-cash charges of $5.1 million;

•	an increase in taxes payable of $3.1 million in 2008 as compared to a decrease of $9.8 million due to tax prepayments in Germany in 2007;

•	a decrease in prepayments and other current assets of $3.5 million in 2008 as compared to an increase of $7.1 million in 2007;

•	an increase in accounts receivable of $6.2 million in 2008 as compared to an increase of $10.2 million in 2007; partially offset by

•	cash used to finance inventory of $21.8 million in 2008 as compared to cash used of $14.6 million in 2007 primarily related to an increase in work-in-process and finished goods.
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
          Investing activities. Net cash used in investing activities was $25.1 million and $26.7 million in the nine months ended September 30, 2008 and 2007, respectively. The cash used in investing activities in 2008 was primarily related to $30.7 million of capital expenditures on property, plant and equipment, intangible assets and the acquisition of part of the minority interests in one our subsidiaries, which was partially offset by $5.5 million of proceeds from the sale of marketable securities. The cash used in investing activities in 2007 was related to capital expenditures on property, plant and equipment of $26.5 million, primarily in the United States and Germany. In 2008 and 2007, capital expenditures in the United States, Germany, and Russia related to facilities and equipment for diode wafer growth, burn-in test stations and packaging as well as new fiber assembly and component production facilities. We expect our capital expenditures to be in the range of $7 million to $8 million for the remainder of the year ending December 31, 2008. We expect to continue to invest in property, plant and equipment and to use a significant amount of our cash generated from operations to finance capital expenditures, including the expansion of our manufacturing capacity, the acquisition of additional sales and application facilities and the purchase of production equipment. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer in the event that our net sales are reduced or if our rate of growth slows, with the result that it would be difficult to defer committed capital expenditures to a later period.
          Financing activities. Net cash provided by financing activities was $6.8 million in the nine months ended September 30, 2008 as compared to net cash used in financing activities of $3.7 million in the nine months ended September 30, 2007. The cash provided by financing activities in 2008 was related to the net proceeds of $4.4 million from the use of our credit lines. Net cash used in financing activities in 2007 related to repayment of our long-term bank debt, partially offset by the net proceeds from the use of our credit lines.
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
     Recent Accounting Pronouncements
          The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), effective January 1, 2008. The provisions of SFAS No. 157 are more fully described in the Notes to Consolidated Financial Statements in Part I, Item 1. Initial adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on its financial statements upon full adoption.
          The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), effective January 1, 2008. The provisions of SFAS No. 159 are more fully described in the Notes to Consolidated Financial Statements in Part I, Item 1. The Company did not designate any financial assets or liabilities for the accounting allowed by SFAS No. 159, and therefore there was no impact on adoption.
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (R)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). The provisions of these pronouncements are more fully described in the Notes to Consolidated Financial Statements in Part I, Item 1. The effective date for both statements is for fiscal years beginning after December 15, 2008. The Company is currently in the process of evaluating the impact, if any, that the adoption of SFAS No. 141 (R) and SFAS No. 160 will have on our financial position, consolidated results of operations and cash flows.
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents and our debt, foreign exchange rate risk and market risk on our auction rate securities.
          Auction Rate Securities. We held approximately $1.4 million in auction-rate securities (“ARSs”) at September 30, 2008, which are included in other long-term assets, as compared to $7.0 million at December 31, 2007. Our investments in ARSs at September 30, 2008 consisted solely of taxable municipal debt securities. None of the ARSs in our portfolio are collateralized debt obligations (“CDOs”) or mortgage-backed securities.

          The most recent auctions for these ARSs in October 2008 failed and it is uncertain whether future auctions relating to these securities will be successful in resetting a market rate of interest for the ARSs. If an auction is unsuccessful, the terms of the ARSs provide that the issuer will pay interest at the maximum contractual rate and that we will hold these securities until their next scheduled auction reset dates. For the $1.4 million of the ARSs we continue to hold, the auction reset dates occur every 35 days. Our ability to dispose of these ARSs at the subsequent auction reset date depends on whether or not the auction is successful. Therefore, failed auctions may limit the short-term liquidity of these investments.
          While these auction failures have affected our ability to access these funds in the near term, we do not believe that the fair value of the ARSs has been materially or permanently affected because no default has occurred, the ARSs are insured, and they are rated A2 and AA by Moody’s and Standard & Poor’s, respectively. Nonetheless, we have reduced the carrying value of the ARSs we continue to hold available for sale to 95% of their face value, which we estimate to be the fair value. The reduction in value has been recorded in other comprehensive income because we believe such reduction is temporary. If the credit rating of the issuer of the ARSs were to deteriorate, we may be required to further adjust the carrying value of these investments and future changes in the carrying value may have to be recorded as an impairment charge to the income statement if we believe that the reduction in value is other than temporary.
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
          Our exposure to interest risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. The interest rate on our term debt is based on one-month LIBOR. We have entered into an interest rate swap agreement designated as a cash flow hedge under the provisions of SFAS No. 133 to swap one-month LIBOR for a fixed rate of 4.1% as more fully described in Note 4 to the Consolidated Financial Statements. Our U.S. revolving line of credit, euro and Yen overdraft facilities are each variable rate facilities. We do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
          Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Japanese yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the euro and the Japanese yen. Gains and losses on foreign exchange transactions are reported as a component of general and administrative expense and totaled a $1.6 million gain and a $0.6 million gain for the three months ended September 30, 2008 and 2007, respectively. Changes in exchange rates can also affect our financial results. If exchange rates in the three months ended September 30, 2008 had been the same as in the previous year, we estimate that our sales would have been lower by approximately $2.1 million. If exchange rates in the nine months ended September 30, 2008 had been the same as in the previous year, we estimate that our sales would have been lower by approximately $8.3 million. Additionally, we estimate that cost of sales and operating expenses would have been lower by approximately $1.8 and $7.3 million for the three and nine months ended September 30, 2008, respectively.
          During the quarter ended June 30, 2008, we entered into a euro 4 million forward contract, which is not designated as a hedge, to manage our foreign currency exposures. The fair value of the forward contract is included in other long-term liabilities on our consolidated balance sheets and the change in fair value of $0.5 million has been included in foreign exchange gains and losses on our consolidated income statements. Management believes that the use of foreign currency financial instruments reduces the risks of certain foreign currency transactions; however, these instruments provide only limited protection. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the third quarter of 2008 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:
     On June 3, 2008, the U.S. Patent and Trademark Office (“USPTO”) ordered re-examination of the patent claims asserted by IMRA America, Inc. against the Company based on several prior art references that we submitted in an ex parte re-examination request. The United States District Court for the Eastern District of Michigan had previously stayed the litigation until the conclusion of the re-examination.
     We filed an answer with the United States District Court for the District of Massachusetts to the complaint made by CardioFocus, Inc. We denied infringement and raised additional defenses that the patent is invalid and unenforceable. In August 2008, the plaintiff in this litigation identified claims of two other patents that it contends that we infringe, although these allegations are not reflected in the complaint. In July and August 2008, the USPTO ordered re-examination of all of the patent claims asserted by CardioFocus against us and the other defendants in the lawsuit based upon ten re-examination requests filed by us and the other defendants. The court has stayed the litigation until the earlier of October 2009 or the conclusion of the re-examination. The Court indicated that it will consider extending the stay for an additional year if the re-examinations are not completed in one year. Discovery has not yet commenced.
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
     Uncertainty and adverse changes in the general economic conditions of markets in which we participate may negatively affect our business.
     Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the many different markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the markets we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. Adverse changes may occur as a result of soft global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products. A prolonged economic downturn could have a material adverse effect on our business, financial condition and results of operations.
     Our ability to access financial markets to finance a portion of our working capital requirements and support our liquidity needs may be adversely affected by factors beyond our control and could negatively impact our ability to finance our operations, meet certain obligations or implement our operating strategy.
     We occasionally borrow under our existing credit facilities to fund operations, including working capital investments. Market disruptions such as those currently being experienced in the United States and abroad have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive, and, in certain cases, have resulted in the unavailability of certain types of financing. Continued uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facilities or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.
     The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers.
     The recent economic downturn has resulted in tighter credit markets, which could adversely affect our customers’ ability to secure the financing necessary to proceed with or continue orders for our products. Our customers’ or potential customers’ inability to secure financing for orders could result in the delay, cancellation or downsizing of new orders or the suspension of orders already under contract, which could cause a decline in the demand for our products and negatively impact our revenues and earnings.
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
     From time to time, we have been notified of allegations and claims that we may be infringing patents or intellectual property rights owned by third parties. In 2007, we settled two patent infringement lawsuits filed against us. We are presently defending two patent infringement lawsuits. In November 2006, IMRA America, Inc. filed an action against us alleging that certain products we produce, including but not limited to our continuous wave and pulsed fiber lasers and fiber amplifiers, which account for a significant portion of our revenues, infringe one U.S. patent allegedly owned by IMRA America. IMRA America alleges willful infringement and seeks damages of at least $10 million, treble damages and injunctive relief. IMRA America also alleges inducement of infringement and contributory infringement. This lawsuit concerns products made, used, sold or offered for sale in or imported into the United States and therefore the lawsuit affects products that account for a substantial portion of our revenues. This lawsuit does not affect revenues that are derived from products that are not made, used, sold or offered for sale in or imported into the United States. In June 2008, the U.S. Patent and Trademark Office (“USPTO”) ordered re-examination of the patent claims asserted by IMRA America, Inc. against the Company based on several prior art references that we submitted in an ex parte re-examination request. The U.S. District Court for the Eastern District of Michigan had previously stayed the litigation until the conclusion of the re-examination.
     In February 2008, CardioFocus Inc. filed an action against us alleging that our erbium and thulium fiber lasers infringe one patent allegedly owned by CardioFocus and seeks unspecified damages, treble damages and attorneys’ fees for alleged willful infringement. The plaintiff also alleges inducement of infringement. The patent claims generally relate to a system for transmitting laser energy via an optical fiber to a surgical site. The patent expired in April 2007. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. Also, the plaintiff in this litigation recently alleged that the Company infringes claims of two additional patents and we are investigating a response to such allegations. In July and August 2008, the USPTO ordered re-examination of all of the patent claims asserted by CardioFocus against us and the other defendants in the lawsuit based upon ten re-examination requests filed by us and the other defendants. The U.S. District Court for the District of Massachusetts has stayed the litigation until the earlier of October 2009 or the conclusion of the re-examination. The Court indicated that it will consider extending the stay for an additional year if the re-examinations are not completed in one year. Discovery has not yet commenced.
     Several outcomes are possible from the re-examinations, including the cancellation or confirmation of one or more of the current claims of the patents. Furthermore, with regard to any unexpired patents in re-examination, the current claims can be amended, and new claims can be added, provided that such amendments and additions do not enlarge the overall scope of the claims. An adverse outcome in a USPTO re-examination could have an adverse impact on our defenses in our litigation with IMRA America and/or CardioFocus.
     There can be no assurance that we will be able to amicably dispose of our pending litigation with IMRA America or CardioFocus, claims or other allegations made against us and claims that may be asserted in the future. The outcome of any litigation, including the pending litigation, is uncertain, as is the outcome of our request for re-examination of the IMRA America patent. Even if we ultimately are successful on the merits of any such litigation or re-examination, legal and administrative proceedings related to intellectual property are typically expensive and time-consuming, generate negative publicity and divert financial and managerial resources. Some litigants may have greater financial resources than we have and may be able to sustain the costs of complex intellectual property litigation more easily than we can.
     If we do not prevail in any intellectual property litigation brought against us, including the lawsuits brought by IMRA America and CardioFocus, it could affect our ability to sell our products and materially harm our business, financial condition and results of operations. These developments could adversely affect our ability to compete for customers and increase our revenues. Plaintiffs in intellectual property cases often seek, and sometimes obtain, injunctive relief. Intellectual property litigation commenced against us, including the lawsuits brought by IMRA America and CardioFocus that we are presently defending, could force us to take actions that could be harmful to our business, competitive position, results of operations and financial condition, including the following:
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
     In addition, intellectual property lawsuits can be brought by third parties against original equipment manufacturers (OEMs) and end users that incorporate our products into their systems or processes. In some cases, we indemnify OEMs against third-party infringement claims relating to our products and we often make representations affirming, among other things, that our products do not infringe on the intellectual property rights of others. As a result, we may incur liabilities in connection with lawsuits against our customers. Any such lawsuits, whether or not they have merit, could be time-consuming to defend, damage our reputation or result in substantial and unanticipated costs.
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

IPG PHOTONICS CORPORATION
Date: November 10, 2008	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Vice President and Chief Financial Officer (Principal Financial Officer)