Form 10-K
period 2008-12-31
IPG PHOTONICS CORP
filed 2009-03-12
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33155

IPG PHOTONICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3444218
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
50 Old Webster Road, Oxford, Massachusetts (Address of principal executive offices)	01540 (Zip Code)

Registrant’s telephone number, including area code:
(508) 373-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, Par Value $0.0001 per share	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $563 million, calculated based upon the closing price of our common stock of $18.81 per share as reported by the Nasdaq Global Market on June 30, 2008.

As of March 4, 2009, 45,348,308 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our diverse lines of low, mid and high-power lasers and amplifiers are used in materials processing, advanced, communications and medical applications. We sell our products globally to original equipment manufacturers, or OEMs, system integrators and end users. We market our products internationally primarily through our direct sales force and also through agreements with independent sales representatives and distributors. We have sales offices in the United States, Germany, Italy, the United Kingdom, France, Japan, China, South Korea, Singapore, India and Russia.

We are vertically integrated such that we design and manufacture most key components used in our finished products, from semiconductor diodes to optical fiber preforms, finished fiber lasers and amplifiers. Our vertically integrated operations allow us to reduce manufacturing costs, ensure access to critical components and rapidly develop and integrate advanced products while protecting our proprietary technology.

Industry Background

Conventional Laser Technologies

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

Lasers emit an intense light beam that can be focused on a small area, causing metals and other materials to melt, vaporize or change their character. These properties are utilized in applications requiring very high-power densities, such as marking, printing, welding, cutting and other materials processing procedures. Lasers are well-suited for imaging and inspection applications, and the ability to confine laser light to narrow wavelengths makes them particularly effective in medical and sensing applications. A laser works by converting electrical energy to optical energy. In a laser, an energy source excites or pumps a lasing medium, which converts the energy from the source into an emission consisting of particles of light, called photons, at a particular wavelength. Lasers are used as an energy or light source for various applications. They are also incorporated into manufacturing, medical and other systems by OEMs, system integrators and end users.

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

Introduction of Fiber Lasers

Fiber lasers use semiconductor diodes as the light source to pump specialty optical fibers, which are infused with rare earth ions. These fibers are called active fibers and are comparable in diameter to a human hair. The laser emission is created within optical fibers and delivered through a flexible cable. As a result of their different design and components, fiber lasers are more reliable, efficient, robust and portable, and easier to operate than conventional lasers. In addition, fiber lasers free the end users from fine mechanical adjustments and the high maintenance costs that are typical for conventional lasers.

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

Advantages of Fiber Lasers over Conventional Lasers

We believe that fiber lasers provide a combination of benefits that include:

•	Superior Performance. Fiber lasers provide high beam quality over the entire power range. In most conventional laser solutions, the beam quality is sensitive to output power, while in fiber lasers, the output beam is virtually non-divergent over a wide power range, meaning the beam can be focused to achieve high levels of precision, increased power densities and greater distances over which processing can be completed. The superior beam quality and greater intensity of a fiber laser’s beam allow tasks to be accomplished rapidly and with lower-power units than comparable conventional lasers.

•	Lower Total Cost of Ownership. Fiber lasers offer strong value to customers because of their generally lower total operating costs due to their lower required maintenance costs, high reliability and energy efficiency. The initial purchase price for fiber lasers is generally below that of YAG lasers and comparable to that of conventional CO2 lasers. Fiber lasers convert electrical energy to optical energy 2 to 3 times more efficiently than diode-pumped YAG lasers, 3 times more efficiently than conventional CO2 lasers and 15 to 30 times more efficiently than lamp-pumped YAG lasers. Because fiber lasers are much more energy-efficient and place lower levels of thermal stress on their internal components, they have substantially lower cooling requirements compared to those of conventional lasers and lower or no maintenance costs.

•	Ease of Use. Many features of fiber lasers make them easier to operate, maintain and integrate into laser-based systems as compared to conventional lasers.

•	Compact Size and Portability. Fiber lasers are typically smaller and lighter in weight than conventional lasers, saving valuable floor space. While conventional lasers are delicate due to the precise alignment of mirrors, fiber lasers are more durable and able to perform in variable environments.

•	Choice of Wavelengths and Precise Control of Beam. The design of fiber lasers generally provides a broad range of wavelength choices, allowing users to select the precise wavelength that best matches their application and materials.

Fiber amplifiers are similar in design to fiber lasers, use many of the same components, such as semiconductor diodes and specialty optical fibers, and provide many of the same advantages in the applications that require amplification.

Notwithstanding the benefits offered by fiber lasers, there remain applications and processes where conventional laser technologies may provide superior performance with respect to particular features. For example, crystal lasers can provide higher peak power pulses and fiber lasers do not generate the deep ultraviolet light that is used for photolithography in many semiconductor applications. In addition, CO2 lasers operate at wavelengths that are optimal for use on many non-metallic materials, including plastics, and may be preferred for certain types of metal cutting because of their wavelength capabilities and other features.

Our Competitive Strengths

We believe that our key strengths and competitive advantages include the following:

Differentiated Proprietary Technology Platform.  At the core of our products is our proprietary pumping technology platform that allows our products to have higher output powers and superior beam quality than are achievable through other techniques. Our technology platform is modular, scalable, robust and electrically efficient.

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

Vertically Integrated Development and Manufacturing.  We develop and manufacture all of our key specialty components, such as semiconductor diodes, active fibers, passive fibers and specialty optical components. Our proprietary components are capable of handling the stress of the high optical powers from our products and we believe many of them exceed the performance of commercially available components. We believe that our vertical integration enhances our ability to meet customer requirements, accelerate development, manage costs and improve component yields, all while maintaining high performance and quality standards.

Diverse Customer Base, End Markets and Applications.  Our diverse customer base, end markets and applications provide us with many growth opportunities. Our products are used in a variety of applications and end markets worldwide. Our principal end markets and representative applications within those markets include:

Materials Processing

• Marking, engraving and printing
General manufacturing	• Welding and cutting
• Prototyping, cleaning and stripping

• High-strength steel cutting and welding
Automotive	• Welding tailored metal blanks, frames and transmissions
• Cutting frames and sheets

• Hardening and welding pipes in nuclear and pipeline industries
Heavy industry	• Welding and cutting thick plates for ships and rail cars
• Drilling concrete and rock

• Welding titanium air frames
Aerospace	• Cladding parts
• Percussion drilling of parts

• Credit card marking
Consumer	• Diamond marking and cutting
• Stent and pacemaker manufacturing

Semiconductor and electronics	• Computer disk manufacturing and texturing • Photovoltaic manufacturing • Memory repair and trim

• Obstacle warning and light detecting and ranging
Advanced Applications	• Materials destruction testing
• Research, sensing and instrumentation

• Broadband — fiber to premises
Communications	• Broadband — cable video signal transport
• Metro and long-haul wire-line DWDM transport

• Skin rejuvenation and wrinkle removal
Medical	• General surgery and urology
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

Our Strategy

Our objective is to maintain and extend our leadership position by pursuing the following key elements of our strategy:

Leverage Our Technology to Gain Market Share.  As fiber lasers become more widely accepted, we plan to leverage our brand and position as the leader in developing and commercializing fiber lasers to increase our market share in the broader market. Our lasers continue to displace conventional lasers in numerous low and mid-power materials processing applications, such as marking, engraving and printing. Our high-power lasers also have been penetrating several applications that use conventional lasers, such as welding and cutting of metal parts.

Target New Applications for Lasers.  We intend to continue to enable and penetrate additional applications where lasers have not traditionally been used. We believe that fiber laser technology can overcome many of the limitations that have hindered the adoption of conventional lasers. We target applications where higher power, portability, efficiency, size and flexible fiber cable delivery can lead customers to adopt fiber lasers instead of non-laser solutions. Examples of such targeted new applications include cutting of high strength steel alloys and battery welding for hybrid automobiles.

Expand Our Product Portfolio.  We continue to invest in research and development to add additional wavelengths, power levels and other parameters while also improving beam quality. In 2008, we started to sell our proprietary diodes, high energy pulsed lasers, and multi-kilowatt single mode lasers. Subsequent to December 31, 2008, we introduced a line of complimentary products used with our fiber lasers, including high power couplers, beam switches and delivery cables, and two types of green fiber lasers. In addition, we are currently developing new lasers, amplifiers and new laser diodes.

Optimize Our Manufacturing Capabilities.  We plan to seek further increases in the automation of our component manufacturing processes and device assembly to improve component yields and increase the power outputs and capacities of the various components that we make. We intend to leverage our technology and operations expertise to manufacture additional components in order to reduce costs, ensure component quality and ensure supply. In 2008, we invested in our own thin film facilities, other new in-house technologies and metal job shops to reduce the cost of housings for our products. Moreover, we have upgraded and simplified the design of our mid and high power systems that allows us to improve quality and decrease costs. These initiatives, in addition to optimizing our manufacturing capabilities and maintaining efficient labor costs, are intended to improve margins.

Expand Global Reach to Attract Customers Worldwide.  In 2008, more than 77% of our sales came from international customers. We intend to capitalize on and grow our global customer base by opening new application development centers as well as sales and service offices in Russia, Asia, Europe and the United States. In 2008, we opened new application development centers in Moscow and Michigan and a new sales office in Singapore. Subsequent to December 31, 2008, we expanded our application and development center in Massachusetts, and we opened a new sales office and an application development center in California and a new sales office in France.

Products

We design and manufacture a broad range of high-performance optical fiber-based lasers and amplifiers. We also make packaged diodes, direct diode laser systems and communications systems that utilize our optical fiber-based products. In addition, we recently developed a compact and efficient CO2 laser. Many of our products are designed to be used as general purpose energy or light sources, making them useful in diverse applications and markets.

Our products are based on a common proprietary technology platform using many of the same core components, such as semiconductor diodes, specialty fibers, beam combiners, isolators, polarizers, splitters and modulators, which we configure to our customers’ specifications. Our engineers and scientists work closely with OEMs and end users to develop and customize our products for their needs. Because of our flexible and modular product architecture, we offer products in different configurations according to the desired application, including modules, rack-mounted units and tabletop units. Our engineers and other technical experts work directly with the customer in our application and development centers to develop and configure the optimal solution for each customer’s manufacturing requirements. We also make complementary products and components that are used with our ultra-high power products, such as fiber couplers, beam delivery cables and chillers. In addition, we make marking systems for sale in India and China.

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

We believe that we produce the highest power solid-state lasers in the industry. Our ytterbium fiber lasers can reach power levels up of to 50,000 watts. We also make single-mode output ytterbium fiber lasers with power levels of up to 5,000 watts and single-mode output erbium and thulium fiber lasers with power levels of up to 400 watts. Our compact, durable design and integrated fiber optic beam delivery allows us to offer versatile laser energy sources and simple laser integration for complex production processes without compromising quality, speed or power.

We also sell laser diode chips and packaged laser diodes operating at 9XX nanometers. Recently, we started to sell our own family of high power process fibers, fiber couplers, optical switches, chillers and other accessories for our fiber lasers.

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

The following summarizes some of our product offerings by product family, primary markets and representative applications for each product family:

Product Family	Primary Markets	Representative Applications
Lasers

Pulsed Ytterbium Lasers	Manufacturing Semiconductor Solar Display Panels Microelectronics Jewelry	• Marking and engraving • Coating removal • Cutting • Diamond marking • Scribing

Multi-Mode Output Ytterbium Lasers	Automobiles Shipbuilding Aerospace Heavy Industry Construction
 •            Welding of automotive tailored blanks and transmissions
•            Remote welding of automotive frames, doors and seats
•            Cutting of hydro-formed automotive frames
•            Pipe welding
•            Materials destruction testing
•            Plate welding and cutting

Product Family	Primary Markets	Representative Applications
Single-Mode Output Ytterbium Lasers	Manufacturing Printing Consumer Medical Devices Microelectronics	• Engraving of printing rolls and plates • Stent cutting • Welding • Ceramic scribing • Optical trapping of cells • Cutting

Diode Lasers	Manufacturing Computers Aerospace Medical	• Welding and bending of disk drive flexure • Plastic welding • Urology and dental

Erbium Fiber Lasers	Medical Manufacturing Aerospace Rapid Prototyping Scientific Research Communications	• Skin rejuvenation and stretch mark removal • Pumping of crystal lasers • Photonic doppler velocimetry • Interferometry • Remote sensing • Non-wireline communications

Tunable, Ytterbium, Erbium and Thulium Fiber Lasers	Scientific Research Medical Instrumentation	• Spectroscopy • Optical fiber and component characterization • Component stress-testing • Diagnostic equipment

Pulsed Erbium Fiber Lasers	Aerospace Manufacturing Scientific Research	• Obstacle detection • LIDAR and 3-D mapping • Atmospheric and remote sensing

Thulium Lasers	Aerospace Manufacturing Scientific Research Medical	• Optical pumping of lasers • Pollution sensing • Medical treatments • Micromachining of plastics

Raman Lasers	Communications Scientific Research	• Distributed Raman amplification • Remote amplifier pumping • Optical pumping of lasers

Picosecond Pulsed Lasers	Scientific Research Manufacturing	• Hole drilling • Memory repair

Amplifiers

Erbium Fiber Amplifiers	Broadband Access Cable TV DWDM Instrumentation Scientific Research	• Telephony, video on demand and high-speed internet • Ultra-long-haul transmission • Non-wireline optical communications • Coherent and spectral beam combining • High-power component testing

Raman Amplifiers	DWDM Instrumentation Scientific Research	• Distributed Raman amplification • Remote amplifier pumping • Repeaterless submarine systems • WDM Raman amplifiers

Communications Systems	DWDM	• 200Km to 400Km long-span transmissions • 2.5 and 10 gbit/second transmissions

Ytterbium Fiber Amplifiers	Scientific Research Life Sciences	• Coherent and spectral beam combining • Detection and sensing systems • Non-linear frequency conversion

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

In the semiconductor industry, lasers typically are used to mark wafers and integrated circuits. In the electronics industry, lasers typically are used to mark electrical components such as contactors and relays, printed circuit boards and keyboards. With the increase in marking speed in the past few years, the cost of laser marking has decreased. In the photovoltaic (solar panel) industry, pulsed lasers increasingly are used to remove materials and to scribe (cut) solar cells. The high beam quality, increased peak output powers, flexible fiber delivery and competitive price of fiber lasers have accelerated the adoption of fiber lasers in these low-power applications.

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

Medical

We sell our commercial fiber and diode lasers to OEMs that incorporate our products into their medical laser systems. Continuous wave and pulsed lasers from 1 to 150 watts and diode laser systems can be used in medical and biomedical applications. Aesthetic applications addressed by lasers include skin rejuvenation, skin resurfacing and stretch mark removal. Purchasers use our diode lasers in dental, skin tightening and fat melting procedures. Fiber lasers have the ability to fine-tune optical penetration depth and absorption characteristics and can be used for ear, nose and throat, urology, gynecology and other surgical procedures. Visible lasers can be used in prostate, ophthalmic and dental procedures in addition to photodynamic therapies.

Technology

Our products are based on our proprietary technology platform that we have developed and refined since our formation. The following technologies are key elements in our products.

Specialty Optical Fibers

We have extensive expertise in the disciplines and techniques that form the basis for the multi-clad active and passive optical fibers used in our products. Active optical fibers form the laser cavity or gain medium in which lasing or amplification of light occurs in our products. Passive optical fibers deliver the optical energy created in our products. Our active fibers consist of an inner core that is infused with the appropriate rare earth ion, such as ytterbium, erbium or thulium, and outer cores of un-doped glass having different indices of refraction. We believe that our large portfolio of specialty active and passive optical fibers has a number of advantages as compared to other commercially available optical fibers. These advantages include higher concentrations of rare earth ions, fibers that will not degrade at the high power levels over the useful life of the product, high lasing efficiency, ability to achieve single-mode outputs at high powers, ability to withstand high optical energies and temperatures and scalable side-pumping capability.

Semiconductor Diode Laser Processing and Packaging Technologies

Another key element of our technology platform is that we use multiple multi-mode, or broad area, single-emitter diodes rather than diode bars or stacks as a pump source. We believe that multi-mode single-emitter diodes are the most efficient and reliable pumping source presently available, surpassing diode bars and stacks in efficiency, brightness and reliability. Single-emitter diodes have substantially reduced cooling requirements and typically have estimated lifetimes of more than 200,000 hours at high operating currents, compared to typical lifetimes of 10,000 to 20,000 hours for diode bars.

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

Specialty Components and Combining Techniques

We developed a wide range of advanced optical components that are capable of handling high optical power levels and contribute to the superior performance, efficiency, reliability and uniqueness of our products. In addition to fibers and diodes, our optical component portfolio includes fiber gratings, isolators and combiners. We also developed special methods and expertise in splicing fibers together with low optical energy loss and on-line loss testing. We believe that our internal development and manufacturing of key optical components allows us to lower our manufacturing costs and improve product performance.

Side Pumping of Fibers and Fiber Block Technologies

Our technology platform allows us to efficiently combine a large number of multi-mode single-emitter semiconductor diodes with our active optical fibers that are used in all of our products. A key element of this technology is that we pump our fiber lasers through the cladding surrounding the active core. We splice our specialty active optical fibers with other optical components and package them in a sealed box, which we call a fiber block. The fiber blocks are compact and eliminate the risk of contamination or misalignment due to mechanical vibrations and shocks as well as temperature or humidity variations. Our design is scalable and modular, permitting us to make products with high output power by coupling a large number of diodes with fiber blocks, which can be combined in parallel and serially.

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

Customers

We sell our products globally to OEMs, system integrators and end users in a wide range of diverse markets who have the in-house engineering capability to integrate our products into their own systems. We have hundreds of customers worldwide. Our end markets include materials processing (comprised of general manufacturing, automotive, heavy industry, aerospace, consumer products, photovoltaic semiconductor and electronics customers), advanced applications (comprised of commercial companies, universities, research entities and government entities), communications (comprised of system integrators, utilities and municipalities) and medical (medical laser systems manufacturers) . We believe that our customer and end market diversification minimizes dependence on any single industry or group of customers.

The following table shows the allocation of our net sales (in thousands) among our principal markets:

	Year Ended December 31,
	2008		2007		2006

Materials Processing	$187,720	81.9%	$140,044	74.2%	$97,600	68.2%
Advanced Applications	24,670	10.8	25,047	13.3	19,224	13.4
Communications	12,904	5.6	13,062	6.9	15,222	10.6
Medical	3,782	1.7	10,524	5.6	11,179	7.8

Total	$229,076	100.0%	$188,677	100.0%	$143,225	100.0%

SUNX Limited, a provider of laser marking systems, accounted for 7%, 7% and 10% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively.

Our net sales (in thousands) were derived from customers in the following geographic regions:

	Year Ended December 31,
	2008		2007		2006

North America(1)	$52,018	22.7%	$53,272	28.2%	$45,519	31.8%
Europe	94,077	41.1	72,795	38.6	48,491	33.9
Asia and Australia	77,582	33.9	62,564	33.2	48,769	34.0
Rest of World	5,399	2.3	46	0.0	446	0.3

Total	$229,076	100.0%	$188,677	100.0%	$143,225	100.0%

(1)	The substantial majority of sales in North America are to customers in the United States.

Backlog

At December 31, 2008, our backlog of orders (generally scheduled for shipment within one year) was approximately $69.3 million compared to $72.6 million at December 31, 2007. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us has not been significant. We manage the risk of cancellation by establishing the right to charge a cancellation fee that generally covers a portion of the purchase price, any materials and development costs incurred prior to the order being cancelled. Our ability to enforce this right depends on many factors including, but not limited to, the customer’s requested length of delay, the number of other outstanding orders with the customer and our ability to quickly convert the cancelled order to another sale.

The Company anticipates shipping a substantial majority of the present backlog during fiscal year 2009. However, the Company’s backlog at any given date is not necessarily indicative of actual sales for any future period.

Sales, Marketing and Support

We market our products internationally primarily through our direct sales force and also through agreements with independent sales representatives and distributors. We have sales offices in the United States, Germany, Russia, Italy, China, Japan, South Korea, India, the United Kingdom, Singapore and France. Our independent sales representatives and distributors are located in the United States, Russia, Japan, Brazil, Mexico and other parts of the world. Only one of these arrangements is on an exclusive basis. Foreign sales to customers are generally priced in local currencies and are therefore subject to currency exchange fluctuations.

We maintain a customer support and field service staff in our major markets. We work closely with customers, customer groups and independent representatives to service equipment, train customers to use our products and explore additional applications for our technologies. We have application centers in the United States, Germany, Russia, China, Japan and South Korea, which we use to demonstrate our products and develop new applications. We may expand our support and field service, particularly in locations where customer concentration or volume requires local service capabilities. We repair products at our facilities or at customer sites.

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

Manufacturing

Vertical integration is one of our core business strategies through which we control our proprietary processes and technologies as well as the supply of key components and assemblies. We believe that our vertically integrated business model gives us the following advantages:

•	maintaining a technological lead over competitors;

•	reducing component and final product costs compared to market prices available to competitors;

•	ensuring access to critical components, enabling us to better meet customer demands;

•	controlling performance, quality and consistency; and

•	enabling rapid development and deployment of new products and technologies.

Our vertically integrated manufacturing operations include optical preform making, specialty fiber drawing, semiconductor wafer growth, diode processing and packaging, specialty optical component manufacturing, fiber block and fiber module assembly for different power units, software and electronics development, final assembly, as well as testing, tool manufacturing and automated production systems. Recently, we added additional production capabilities, including three multi-wafer growth reactors, diode test stations, fiber pre-form and fiber drawing equipment, low, mid and high-power production and testing, in order to increase our capacity as well as reduce the risks associated with our production process.

We operate our own semiconductor foundry for the production of the multi-mode single-emitter diodes. Diodes are the pumps that are used as the light source in each device we make. We also process, package and extensively test all of our diodes. Because pump diodes represent a significant component cost of the final laser or amplifier, we have chosen to develop internal manufacturing capabilities for diodes. As a result of our high volume production levels of pump diodes, proprietary processes and use of limited chip designs, we have been able to increase yields, lower component costs and assure high quality. We also design, manufacture and optimize many of our own test instruments, diode test racks, robotic and automated assembly tools and machines.

We developed these proprietary components, manufacturing tools, equipment and techniques over many years in an effort to address the major issues that had been inhibiting the development of fiber laser technology and to provide products that differentiate us from our competitors. We believe that the proprietary components, manufacturing tools, equipment, techniques and software utilized in all of our product lines provide extensive barriers to potential competitors. Generally, we do not sell our proprietary components to third parties, except that in 2008, we started selling our diodes. Using our technology platform, we configure standard products based upon each customer’s specifications. Through our vertically integrated manufacturing operations, we can develop, test and produce new products and configurations with higher performance and reliability and in less time than by working with external vendors. We have developed proprietary testing methodologies that allow us to develop higher power components and products in short periods of time, enable us to introduce products to the market more quickly, capitalize on new opportunities and provide superior service to our customers.

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

We incurred research and development costs of approximately $15.8 million in 2008, $9.5 million in 2007 and $6.5 million in 2006. We plan to continue our commitment to research and development and to introduce new products, systems and complementary products that would allow us to maintain our competitive position. See Item 7, “Management’s Discussion and Analysis of Financial Condition of Results of Operations.”

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

We have increased our efforts to expand our patent portfolio. In February 2008, we purchased a portfolio of photonics patents from British Telecommunications plc that included approximately 100 U.S. patents and 340 foreign counterparts in the fields of optical fiber lasers and amplifiers, semiconductor devices, integrated optics, fiber gratings, high-speed systems and optical networking. In addition, as of March 1, 2009, we had over 40 patent applications filed and under review by the relevant patent authorities. In 2007 and 2008, we were issued three patents by the U.S. Patent and Trademark Office relating to optical fibers, bulk optics and telecommunications systems. Intellectual property rights, including those that we own and those of others, involve significant risks. See Item 1A, “Risk Factors-Our inability to Protect Our Intellectual Property and Proprietary Technologies Could Result in the Unauthorized Use of Our Technologies by Third Parties, Hurt Our Competitive Position and Adversely Affect Our Operating Results.”

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

We believe we compete favorably with respect to these criteria. In the materials processing market, the competition is fragmented and includes a large number of competitors. We compete with makers of high-power conventional CO2 and solid-state lasers, including Fanuc, Lasag Ltd., Rofin-Sinar Technologies, Inc. and Trumpf GmbH + Co. KG, and makers of mid and low-power conventional CO2 and solid-state lasers such as Coherent, Inc., GSI Group Inc., Newport Corporation and Rofin-Sinar Technologies, Inc. We also compete with fiber laser makers including Rofin-Sinar Technologies, Inc., Trumpf GmbH + Co. KG, GSI Group Inc., Coherent Inc., Newport Corporation, The Furukawa Electric Co., Ltd., Keopsys SA, Mitsubishi Cable Industries, Ltd., Miyachi Unitek Corporation, MPB Communications Inc. and JDS Uniphase Corporation. We believe that we compete favorably with other makers of fiber lasers on price, service, installed base and performance with respect to low and mid-power fiber lasers. Competition from other fiber laser makers has increased in this power range. We currently have limited competition in high-power fiber lasers, but several competitors have announced plans to introduce high-power fiber lasers that would compete with our products. We also compete in the materials processing, advanced and medical applications markets with end users that produce their own solid-state and gas lasers as well as with manufacturers of non-laser methods and tools, such as resistance welding and cutting dies in the materials processing market and scalpels in the medical market.

In the communications market, our principal competitors are manufacturers of mid-power fiber amplifiers and DWDM systems, such as Bookham Inc., the Scientific-Atlanta division of Cisco Systems, Inc. (Scientific-Atlanta), Emcore Corporation, JDS Uniphase Corporation, Huawei Corporation and MPB Communications Inc. We believe that we compete favorably with other high-power fiber amplifier producers with respect to price, product performance and output power. The fiber amplifier market is more established than the fiber laser market and technological change has not occurred as rapidly as it has in the case of fiber lasers.

Many of our competitors are larger than we are and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do.

Employees

As of December 31, 2008, we had approximately 1,420 full-time employees, including 147 in research and development, 1,054 in manufacturing operations, 90 in sales, service and marketing, and 131 in general and administrative functions. Of our total full-time employees at our principal facilities, approximately 392 were in the United States, 510 were in Germany, 383 were in Russia and 51 were in China. We have never experienced a work stoppage and none of our employees is subject to a collective bargaining agreement. We believe that our current relations with our employees are good.

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

Downturns in the markets we serve, particularly materials processing, could have a material adverse effect on our sales and profitability.

Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers in the materials processing market, which includes automotive, marking, electronics and photovoltaic applications. Approximately 81.9% of our revenues in 2008 were from customers in the materials processing market. Although applications in this market are broad, sales for these applications are cyclical and have historically experienced sudden and severe downturns and periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in this market, which, in turn, depend upon the demand for their products or services. Decreased demand for products and services from customers for these applications during an economic downturn may lead to decreased demand for our products, which would reduce our sales or sales growth rate. We may not be able to respond by decreasing our expenses quickly enough, due in part, to our fixed overhead structure related to our vertically-integrated operations and our commitments to continuing investment in research and development.

Uncertainty and adverse changes in the general economic conditions of markets in which we participate negatively affect our business.

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the materials processing, telecommunications, advanced and medical markets and applications in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the markets and applications we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. Adverse changes have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our lasers and amplifiers, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products. A prolonged economic downturn could have a material adverse effect on our business, financial condition and results of operations.

Our sales are dependent upon the continued availability of third-party financing arrangements for our some of our customers.

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

Our sales depend upon our ability to penetrate new applications for fiber lasers and increase our market share in existing applications.

Our level of sales will depend on our ability to generate sales of fiber lasers in applications where conventional lasers, such as CO2 and yttrium aluminum garnet (YAG) lasers, have been used or in new and developing markets and applications for lasers where they have not been used previously. To date, a significant portion of our revenue growth has been derived from sales of fiber lasers primarily for applications where CO2 and YAG lasers historically have been used. In order to maintain or increase market demand for our fiber laser products, we will need to devote substantial resources to:

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

If fiber lasers do not achieve broader market acceptance or if market penetration occurs more slowly than we expect, sales and profitability may be negatively impacted.

Fiber lasers are relatively new when compared to conventional lasers and our future success depends on the development and broader acceptance of fiber lasers. Potential customers may be reluctant to adopt fiber lasers as an alternative to conventional lasers, such as CO2 and YAG, and non-laser methods, such as mechanical tools. Such potential customers may have substantial investments and know-how related to their existing laser and non-laser technologies, and may perceive risks relating to the reliability, quality, usefulness and cost-effectiveness of fiber lasers when compared to other laser or non-laser technologies available in the market. Many of our target markets, such as the automotive, machine tool and other manufacturing, communications and medical industries, have historically adopted new technologies slowly. These markets often require long test and qualification periods or lengthy government approval processes before adopting new technologies. As a result, we may expend significant resources and time to qualify our products for a new customer application, and we cannot assure that our products will be qualified or approved for such markets. If acceptance of fiber laser technology, and of our fiber lasers in particular, does not continue to grow within the markets that we serve, then the opportunities to maintain or increase our revenues and profitability may be severely limited.

Our vertically integrated business results in high levels of fixed costs and inventory levels that may adversely impact our gross profits and our operating results in the event that demand for our products declines or we maintain excess inventory levels.

We have a high fixed cost base due to our vertically integrated business model, including the fact that approximately 74% of our 1,420 employees as of December 31, 2008 were employed in our manufacturing operations. We may not adjust these fixed costs quickly enough to adapt to rapidly changing market conditions. Our gross profit, in absolute dollars and as a percentage of net sales, is impacted by our sales volume, the corresponding absorption of fixed manufacturing overhead expenses and manufacturing yields. In addition, because we are a vertically integrated manufacturer and design and manufacture our key specialty components, insufficient demand for our products may subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to expected demand, we may need to record write-downs for excess or obsolete inventory. Because we are vertically integrated, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory and changes in our level of inventory to lead to an increase in cash generated from our operations when inventory is sold or a decrease in cash generated from our operations at times when the amount of inventory increases. We may be required to write-down inventory costs in the future as we have done in the past, and the high inventory costs may have an adverse effect on our gross profits and our operating results.

Our manufacturing capacity and operations may not be appropriate for future levels of demand and may adversely affect our gross margins.

In response to an increase in demand for our fiber lasers, we started adding substantial manufacturing capacity at our facilities in the United States, Germany and Russia beginning in 2005. We continue to expand our capacity further in Russia. A significant portion of our manufacturing facilities and production equipment, such as our semiconductor production and processing equipment, diode packaging equipment and diode burn-in stations, are special-purpose in nature and cannot be adapted easily to make other products. If the demand for fiber lasers or amplifiers does not increase or decreases from current levels, we may have significant excess manufacturing capacity, which could in turn adversely affect our gross margins and profitability.

To maintain our competitive position as the leading developer and manufacturer of fiber lasers and to meet anticipated demand for our products, we invested significantly in the expansion of our manufacturing and operations throughout the world and may do so in the future. We incurred in the past and will incur significant costs associated with the acquisition, build-out and preparation of our facilities. We had capital expenditures of $37 million and $34 million in 2008 and 2007, respectively, and we expect to incur approximately $15 million in capital expenditures in 2009. In connection with these projects, we may incur cost overruns, construction delays, labor difficulties or regulatory issues which could cause our capital expenditures to be higher than what we currently anticipate, possibly by a material amount, which would in turn adversely impact our operating results. Moreover, we may experience higher costs due to yield loss, production inefficiencies and equipment problems until any operational issues associated with the opening of new manufacturing facilities are resolved.

Because we lack long-term purchase commitments from our customers, our sales can be difficult to predict, which could lead to excess or obsolete inventory and adversely affect our operating results.

We generally do not enter into long-term agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules and, in some cases, orders may be cancelled or delayed without significant penalty. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. In addition, due to the absence of long-term volume purchase agreements, we forecast our revenues and plan our production and inventory levels based upon the demand forecasts of our OEM customers, end users, and distributors, which are highly unpredictable and can fluctuate substantially. This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. In this regard, we recorded provisions for inventory totaling $3.8 million, $2.5 million and $1.0 million in 2008, 2007 and 2006, respectively. These provisions were recorded as a result of changes in market prices of certain components, the value of those inventories that was realizable through finished product sales and uncertainties related to the recoverability of the value of inventories due to technological changes and excess quantities. If our OEM customers, end users or distributors fail to accurately forecast the demand for our products, fail to accurately forecast the timing of such demand, or are unable to consistently negotiate acceptable purchase order terms with customers, our results of operations may be adversely affected.

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

In February 2008, CardioFocus Inc. filed an action against us alleging that our erbium and thulium fiber lasers infringe one patent allegedly owned by CardioFocus and seeks unspecified damages, treble damages and attorneys’ fees for alleged willful infringement. The plaintiff also alleges inducement of infringement. The patent claims generally relate to a system for transmitting laser energy via an optical fiber to a surgical site. The patent expired in April 2007. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. Also, the plaintiff in this litigation recently alleged that the Company infringes claims of two additional patents and we are investigating a response to such allegations. The USPTO granted the reexamination requests submitted by us and other defendants. In two office actions in November 2008, the USPTO rejected all of the claims for the CardioFocus patents alleged to be infringed. In February 2009, CardioFocus responded to the USPTO office actions. The U.S. District Court for the District of Massachusetts has stayed the litigation until the earlier of October 2009 or the conclusion of the re-examination. The Court indicated that it will consider extending the stay for an additional year if the re-examinations are not completed in one year. Discovery has not yet commenced.

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

We rely on patents, trade secret laws, contractual agreements, technical know-how and other unpatented proprietary information to protect our products, product development and manufacturing activities from unauthorized copying by third parties. Although we acquired a patent portfolio in 2008 and started a program in 2007 to increase the number of patent applications we file, our patents do not cover all of our technologies, products and product components and may not prevent third parties from unauthorized copying of our technologies, products and product components. We seek to protect our proprietary technology under laws affording protection for trade secrets. We also seek to protect our trade secrets and proprietary information, in part, by requiring employees to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We have significant international operations and we are subject to foreign laws which differ in many respects from U.S. laws. Policing unauthorized use of our trade secret technologies throughout the world and proving misappropriation of our technologies are particularly difficult, especially due to the number of our employees and operations in numerous foreign countries. The steps that we take to acquire ownership of our employees’ inventions and trade secrets in foreign countries may not have been effective under all such local laws, which could expose us to potential claims or the inability to protect intellectual property developed by our employees. Furthermore, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may adversely affect our ability to enforce our trade secret and intellectual property positions. Costly and time-consuming litigation could be necessary to determine the scope of our confidential information and trade secret protection. We also enter into confidentiality agreements with our consultants and other suppliers to protect our confidential information that we deliver to them. However, there can be no assurance that our confidentiality agreements will not be breached, that we will be able to effectively enforce them or that we will have adequate remedies for any breach.

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

Also, we purchase certain raw materials used to manufacture our products and other components, such as semiconductor wafer substrates, diode packages, modulators, micro-optics, bulk optics and high-power beam delivery products, from single or limited-source suppliers. In general, we have no long-term contractual supply arrangements with these suppliers. Some of our suppliers are also our competitors. Furthermore, other than our current suppliers, there are a limited number of entities from whom we could obtain these supplies. We do not anticipate that we would be able to purchase these components or raw materials that we require in a short period of time or at the same cost from other sources in commercial quantities or that have our required performance specifications. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, could adversely affect our business. If our suppliers face financial or other difficulties or if there are significant changes in demand for the components and materials we obtain from them, they could limit the availability of these components and materials to us, which in turn could adversely affect our business.

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

The laser and amplifier industries are experiencing declining average selling prices, which could cause our gross margins to decline and harm our operating results.

Products in the laser and amplifier industries generally, and our products specifically, are experiencing and may in the future continue to experience a decline in average selling prices (ASPs) as a result of new product and technology introductions, increased competition and price pressures from significant customers. If the ASPs of our products decline further and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of our significant fixed costs, we are limited in our ability to reduce total costs quickly in response to any revenue shortfalls. Because of these factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis if the ASPs of our products continue to decline.

A few customers account for a significant portion of our sales, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations could be adversely affected.

We rely on a few customers for a significant portion of our sales. Our top five customers accounted for 17%, 20% and 29%. of our consolidated net sales in 2008, 2007 and 2006, respectively. Our largest customer accounted for 7%, 7% and 10% of sales in 2008, 2007 and 2006, respectively. We generally do not enter into agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be adversely affected.

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

We conduct our business and incur costs in the local currency of most countries in which we operate. In 2008, our net sales outside the United States represented a significant portion of our total sales. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it receives revenues. Changes in exchange rates can also affect our results of operations by changing the U.S. dollar value of sales and expenses denominated in foreign currencies. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency transaction or translation risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers, which may have an adverse effect on our financial condition, cash flows and profitability.

We depend on our OEM customers and system integrators and their ability to incorporate our products into their systems.

Our sales depend in part on our ability to maintain existing and secure new OEM customers. Our revenues also depend in part upon the ability of our current and potential OEM customers and system integrators to develop and sell systems that incorporate our laser and amplifier products. The commercial success of these systems depends to a substantial degree on the efforts of these OEM customers and system integrators to develop and market products that incorporate our technologies. Relationships and experience with traditional laser makers, limited marketing resources, reluctance to invest in research and development and other factors affecting these OEM customers and third-party system integrators could have a substantial impact upon our financial results. If OEM customers or integrators are not able to adapt existing tools or develop new systems to take advantage of the features and benefits of fiber lasers, then the opportunities to increase our revenues and profitability may be severely limited or delayed. Furthermore, if our OEM customers or third-party system integrators experience financial or other difficulties that adversely affect their operations, our financial condition or results of operations may also be adversely affected.

The markets for our products are highly competitive and increased competition could increase our costs, reduce our sales or cause us to lose market share.

The industries in which we operate are characterized by significant price and technological competition. Our fiber laser and amplifier products compete with conventional laser technologies and amplifier products offered by several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do. Also, we compete with widely used non-laser production methods, such as resistance welding. We believe that competition will be particularly intense from makers of CO2 and YAG lasers, as these makers of conventional solutions may lower prices to maintain current market share and have committed significant research and development resources to pursue opportunities related to these technologies.

In addition, we face competition from a growing number of fiber laser makers, including Rofin-Sinar Technologies, Inc., Trumpf GmbH + Co. KG, GSI Group Inc., Coherent Inc., Newport Corporation, The Furukawa Electric Co., Ltd., Keopsys SA, Mitsubishi Cable Industries, Ltd., Miyachi Unitek Corporation, MPB Communications Inc. and JDS Uniphase Corporation. Competition from other fiber laser makers has increased and several have announced plans to introduce high-power fiber lasers that would compete with our products. We may not be able to successfully differentiate our current and proposed products from our competitors’ products and current or prospective customers may not consider our products to be superior to competitors’ products. To maintain our competitive position, we believe that we will be required to continue a high level of investment in research and development, application development and customer service and support, and to react to market pricing conditions. Many of the laser companies that we compete with are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do.

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

We are also subject to risks of doing business in Russia through our subsidiary, NTO IRE-Polus, which provides components and test equipment to us and sells finished fiber devices to customers in Russia and neighboring countries. The results of operations, business prospects and facilities of NTO IRE-Polus are subject to the economic and political environment in Russia. In recent years Russia has undergone substantial political, economic and social change. As is typical of an emerging market, Russia does not possess a well-developed business, legal and regulatory infrastructure that would generally exist in a more mature free market economy. In addition, the tax, currency and customs legislation within Russia is subject to varying interpretations and changes, which can occur frequently. The future economic direction of Russia remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. Our failure to manage the risks associated with NTO IRE-Polus and our other existing and potential future international business operations could have a material adverse effect upon our results of operations.

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

We currently have no binding commitments or agreements to make any acquisitions and have limited experience in making acquisitions. In the future, we may make acquisitions of and investments in new businesses, products, patents, technologies and geographic areas, or we may acquire operations, products or technologies that expand our current capabilities. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value of the acquired company, asset or technology to us. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products, patents or technologies into our existing business and products. As a result of the rapid pace of technological change in our industry, we may misjudge the long-term potential of an acquired business, product, patent or technology, or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability and result in dilution to our existing and future stockholders.

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

We occasionally borrow under our existing credit facilities to fund operations, including working capital investments. Our major credit lines in the U.S. and Germany expire in July 2011 and June 2010, respectively. Market disruptions such as those currently being experienced in the United States and abroad have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive, and, in certain cases, have resulted in the unavailability of certain types of financing. Continued uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facilities or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.

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

Dr. Valentin P. Gapontsev, our Chairman and Chief Executive Officer, and IP Fibre Devices (UK) Ltd. (IPFD), of which Dr. Gapontsev is the managing director and majority owner, beneficially own approximately 45% of our common stock. In addition, Dr. Denis Gapontsev, our Vice President of Research and Development and the son of Dr. Valentin P. Gapontsev, beneficially owns approximately 3% of our common stock, and collectively with Dr. Valentin P. Gapontsev, approximately 47% of our common stock. As a result, Dr. Valentin P. Gapontsev has a significant influence on the outcome of matters requiring stockholder approval, including:

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

Sales of a substantial number of shares of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. As of December 31, 2008, we had 44,965,960 shares of common stock outstanding and 3,050,301 shares subject to outstanding options. All of our unregistered shares of our common stock are now eligible for sale under Rule 144, Rule 144(k) or Rule 701. We have registered all shares of common stock that we may issue under our stock option plans and our employee stock ownership plan. As these shares are issued, they may be freely sold in the public market, subject to the lock-up restrictions described above, and subject, in the case of any awards under our stock-based compensation plans, to applicable vesting requirements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main facilities at December 31, 2008 include the following:

	Owned or	Lease		Approximate
Location	Leased	Expiration		Size (sq. ft.)	Primary Activity

Oxford, Massachusetts	Owned	—		170,000	Diodes, components, complete device manufacturing, administration
Burbach, Germany	Owned	—		207,000	Optical fiber, components, final assembly, complete device manufacturing, administration
Fryazino, Russia	Leased	February 2009	(1)	69,000	Components, complete device
	Owned	—		7,000	manufacturing, administration
Beijing, China	Owned	—		38,000	Administration, service
Novi, Michigan	Owned	—		16,000	Administration, service
Legnano, Italy	Leased	March 2012		12,000	Complete device manufacturing, administration
Yokohama, Japan	Leased	November 2011		12,000	Administration, service

(1)	We are negotiating a lease renewal and expect this lease to be renewed for an additional 11-month period.

We are expanding our facilities in Massachusetts by adding approximately 77,000 square feet at facilities that we own. The additional space will be used primarily for manufacturing and administration.

We maintain our corporate headquarters in Oxford, Massachusetts, and conduct research and development in Oxford, Massachusetts, Burbach, Germany and Fryazino, Russia. We operate four manufacturing facilities for lasers, amplifiers and components, which are located in the United States, Germany, Russia and Italy. We also manufacture certain optical components and systems in India and China. We are committed to meeting internationally recognized manufacturing standards. Our facilities in the United States and Germany are ISO 9001 certified and we have ISO certification in Russia for specific products. We have sales personnel at each of our manufacturing facilities, and at offices in Novi, Michigan; Santa Clara, California; London, England; Illkirch, France; Yokohama and Chibu, Japan; Daejeon, South Korea; Bangalore, India; Beijing, China; and Singapore.

We believe that our existing facilities are adequate to meet our current needs and that we will be able to obtain additional commercial space as needed.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings and other disputes incidental to our business, including those described below. For a discussion of the risks associated with these legal proceedings and other disputes, see Item 1A. “Risk Factors — We are subject to litigation alleging that we are infringing third-party intellectual property rights. Intellectual property claims could result in costly litigation and harm our business.” In November 2006, IMRA America, Inc. filed an action against us alleging that certain products we produce, including but not limited to our continuous wave and pulsed fiber lasers and fiber amplifiers, which account for a significant portion of our revenues, infringe one U.S. patent allegedly owned by IMRA America. IMRA America alleges willful infringement and seeks damages of at least $10 million, treble damages and injunctive relief. IMRA America also alleges inducement of infringement and contributory infringement. This lawsuit concerns products made, used, sold or offered for sale in or imported into the United States and therefore the lawsuit affects products that account for a substantial portion of our revenues. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. This lawsuit does not affect revenues that are derived from products that are not made, used, sold or offered for sale in or imported into the United States. In June 2008, the USPTO ordered re-examination of the patent claims asserted by

IMRA America, Inc. against the Company based on several prior art references that we submitted in an ex parte re-examination request. The U.S. District Court for the Eastern District of Michigan had previously stayed the litigation until the conclusion of the re-examination. We intend to vigorously contest the claims against us, but we cannot predict the outcome of the proceeding.

In February 2008, CardioFocus Inc. filed an action against us alleging that our erbium and thulium fiber lasers infringe one patent allegedly owned by CardioFocus and seeks unspecified damages, treble damages and attorneys’ fees for alleged willful infringement. CardioFocus also alleges inducement of infringement. The patent claims generally relate to a system for transmitting laser energy via an optical fiber to a surgical site. The patent expired in April 2007. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. Also, CardioFocus recently alleged that the Company infringes claims of two additional patents and we are investigating a response to such allegations. The USPTO granted the reexamination requests submitted by us and other defendants. In two office actions in November 2008, the USPTO rejected all of the claims for the CardioFocus patents alleged to be infringed. In February 2009, CardioFocus responded to the USPTO office actions. The U.S. District Court for the District of Massachusetts has stayed the litigation until the earlier of October 2009 or the conclusion of the re-examination. The Court indicated that it will consider extending the stay for an additional year if the re-examinations are not completed in one year. Discovery has not yet commenced. We intend to vigorously contest the claims against us, but we cannot predict the outcome of the proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the Nasdaq Global Market under the symbol “IPGP”. The following table sets forth the quarterly high and low sale prices of our common stock as reported on the Nasdaq Global Market.

	Common Stock Price
	High	Low

First Quarter ended March 31, 2007	$28.00	$17.78
Second Quarter ended June 30, 2007	$23.94	$17.67
Third Quarter ended September 30, 2007	$20.41	$16.53
Fourth Quarter ended December 31, 2007	$22.34	$18.28
First Quarter ended March 31, 2008	$20.28	$13.80
Second Quarter ended June 30, 2008	$20.31	$14.89
Third Quarter ended September 30, 2008	$22.40	$17.25
Fourth Quarter ended December 31, 2008	$19.66	$11.03

As of March, 2009, there were approximately 45,348,308 shares of our common stock outstanding held by approximately 123 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Stock Price Performance Graph

The following Stock Price Performance Graph and related information includes comparisons required by the SEC. The Graph does not constitute “soliciting material” and should not be deemed “filed” or incorporated by reference into any other filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference into such filing.

The following graph presents the cumulative shareholder returns for the Company’s Common Stock compared with the NASDAQ Composite Index and the S&P Technology Sector Index. The Company selected these comparative groups due to industry similarities and the fact that they contain several direct competitors.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG THE COMPANY, THE NASDAQ COMPOSITE INDEX AND S&P 500
TECHNOLOGY SECTOR INDEX

	Cumulative Total
	12/13/2006	12/31/2006	12/31/2007	12/31/2008

IPG Photonics Corporation	$100.00	$93.75	$78.09	$51.48
Nasdaq Composite (U.S. & Foreign)	$100.00	$99.30	$109.04	$64.83
S&P 500 Technology Sector Index	$100.00	$99.74	$113.91	$66.14

The above graph represents and compares the value, through December 31, 2008, of a hypothetical investment of $100 made at the closing price on December 13, 2006 (which was the date that our common stock began trading on the Nasdaq Global Market) in each of (i) the Company’s common stock, (ii) the NASDAQ Composite Stock Index and (iii) the S&P 500 Technology Sector Index, in each case assuming the reinvestment of dividends. The stock price performance shown in this graph is not necessarily indicative of, and not intended to suggest future stock price performance.

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

2. Since January 1, 2006, we granted options to purchase 1,213,913 shares of our common stock at exercise prices ranging from $3.41 to $9.60 per share to employees, consultants and directors under our 2000 Incentive Compensation Plan, our 2006 Incentive Compensation Plan and our Non-Employee Directors Stock Plan. From January 1, 2006 through December 31, 2008, we issued 705,501 unregistered shares of our common stock pursuant to the exercise of stock options for aggregate consideration of $1.5 million.

3. In December 2008, we issued 50,680 shares of common stock as partial payment of the purchase price for the 20% minority interest in IPG Fibertech, S.r.l. that we did not previously own. The shares were valued at $13.05 per share, the closing price on November 17, 2008.

The sales of securities described in items (1) and (3) above were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Each of these sales was to “accredited investors,” as such term is defined in Rule 501 of Regulation D. Each of the recipients of securities in the transactions deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The issuances of the securities described in item (2) above were deemed to be exempt from registration pursuant to either Rule 701 promulgated under the Securities Act as a transaction pursuant to compensatory benefit plans approved by our board of directors or, where such recipients of securities under these compensatory plans were “accredited investors” because the recipients were directors or executive officers of our company, under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. None of the sales of the securities described in items (1), (2) and (3) above involved the use of an underwriter, and no commissions were paid in connection with the sale of any of the securities that we issued. The sales of these securities were made without general solicitation or advertising.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2008, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

Information Regarding Equity Compensation Plans

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
	and Rights	and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	3,016,967	$6.79	2,475,315
Equity Compensation Plans Not Approved by Security Holders	33,334	$1.50	—

Total	3,050,301		2,475,315

The equity compensation plan not approved by security holders includes a non-plan grant of stock options by the Board of Directors in March 2000 to a non-employee advisor. The stock options were non-qualified stock options to purchase common stock at an exercise price of $1.50 per share. These options vested immediately and expire in March 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, is derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2006, 2005 and 2004, and for the years ended December 31, 2005 and 2004, is derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. Effective January 1, 2006, we were required to begin accounting for stock-based payments at fair value, as discussed in note 2 to the consolidated financial statements. Our historical results are not necessarily indicative of the results for any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net sales	$229,076	$188,677	$143,225	$96,385	$60,707
Cost of sales	121,776	103,695	79,931	62,481	42,274

Gross profit	107,300	84,982	63,294	33,904	18,433

Operating expenses:
Sales and marketing	13,900	10,103	6,222	3,236	2,363
Research and development	15,804	9,527	6,544	5,788	4,831
General and administrative	20,400	19,028	14,522	10,598	8,179

Total operating expenses	50,104	38,658	27,288	19,622	15,373

Operating income	57,196	46,324	36,006	14,282	3,060

Interest (expense) income, net	(777)	674	(1,493)	(1,840)	(2,150)
Fair value adjustment to series B warrants(1)	—	—	(7,444)	(745)	(615)
Other income, net	145	612	1,050	236	196

Net income before (provision for) benefit from income taxes and minority interests in consolidated subsidiaries	56,564	47,610	28,119	11,933	491
(Provision for) benefit from income taxes	(18,111)	(15,522)	2,995	(4,080)	1,601
Minority interests in consolidated subsidiaries	(1,799)	(2,193)	(1,881)	(426)	(80)

Net income	36,654	29,895	29,233	7,427	2,012

Accretion of series B preferred stock	—	—	(1,994)	(2,351)	(2,351)
Beneficial conversion feature	—	—	(18,267)	—	—

Net income (loss) applicable to common stockholders	$36,654	$29,895	$8,972	$5,076	$(339)

Net income (loss) per share:
Basic	$0.82	$0.69	$0.27	$0.16	$(0.01)
Diluted	$0.79	$0.65	$0.26	$0.16	$(0.01)
Weighted-average shares outstanding:
Basic	44,507	43,269	27,896	26,232	25,698
Diluted	46,223	45,749	33,005	30,167	25,698

(1)	The change in value of the series B warrants is a non-cash charge related to recording the increase or decrease in the fair value of the warrants prior to their conversion in December 2006. The change in fair value for this derivative instrument was directly related to the probability that the warrants would be exercised prior to their expiration in April 2008. We used a portion of the net proceeds from our IPO to repurchase the series B warrants.

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,283	$37,972	$75,667	$8,361	$2,548
Working capital	131,997	121,209	115,668	21,487	20,934
Total assets	313,218	263,321	232,492	115,481	110,545
Revolving line-of-credit facilities	19,769	11,218	2,603	8,746	8,259
Long-term debt, including current portion and a provision for contract settlement	19,330	20,000	38,367	26,081	31,454
Series B warrants	—	—	—	14,644	13,899
Convertible redeemable preferred stock	—	—	—	96,348	93,997
Preferred stock	—	—	—	4,880	4,880
Stockholders’ equity (deficit)	238,172	200,180	158,594	(46,504)	(49,038)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop and manufacture a broad line of high-performance fiber lasers for diverse applications in numerous markets. Fiber lasers are a new generation of lasers that combine the advantages of semiconductor diodes, such as long life and high efficiency, with the high amplification and precise beam qualities of specialty optical fibers to deliver superior performance, reliability and usability at a generally lower total cost of ownership compared to conventional CO2 and crystal lasers. Our products are displacing conventional lasers in many current applications and enabling new applications for lasers.

Our diverse lines of low, mid and high-power lasers and amplifiers are used in materials processing, advanced, communications and medical applications. We sell our products globally to original equipment manufacturers, or OEMs, system integrators and end users. We market our products internationally primarily through our direct sales force and also through agreements with independent sales representatives and distributors. We have sales offices in the United States, Germany, Italy, France, the United Kingdom, Japan, China, South Korea, Singapore, India and Russia.

We are vertically integrated such that we design and manufacture most key components used in our finished products, from semiconductor diodes to optical fiber preforms, finished fiber lasers and amplifiers. Our vertically integrated operations allow us to reduce manufacturing costs, ensure access to critical components and rapidly develop and integrate advanced products while protecting our proprietary technology.

Since our formation in 1990 in Russia, we have been focused on developing and manufacturing high-power fiber lasers and amplifiers. We established manufacturing and research operations in Germany in 1994 and in the United States in 1998. In the following years, we developed numerous OEM customer relationships for our advanced, active fiber-based products and generated a substantial majority of our sales from communications companies. Despite the significant economic downturn in the communications industry during 2001 and 2002, we invested in developing and manufacturing our own semiconductor diodes, one of our highest-cost components, rather than purchasing them from third-party vendors. Also, we developed new products with higher output levels, targeting new applications and markets outside of the communications industry, particularly materials processing, which is now the largest market for our products.

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

Due to our vertical integration strategy, we maintain a relatively high fixed manufacturing overhead. We may not adjust these fixed costs quickly enough to adapt to rapidly changing market conditions. Our gross profit, in absolute dollars and as a percentage of net sales, is greatly impacted by our sales volume and the corresponding absorption of fixed manufacturing overhead expenses. Therefore, reductions in sales volumes generally decrease our gross profit. Additionally, because many of our products are customized, we are frequently required to devote significant engineering resources to the sales process, which we also include in cost of product sales as incurred.

Sales and marketing.  Our sales and marketing expense consists primarily of compensation, costs of advertising, trade shows, professional and technical conferences, promotions, travel related to our sales and marketing operations, related occupancy and demonstration equipment costs and other marketing costs.

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

General and administrative.  Our general and administrative expense consists primarily of compensation and associated costs for executive management, finance, legal and other administrative personnel, outside legal and professional fees, allocated facilities costs and other corporate expenses.

Minority interests in consolidated subsidiaries.  Our financial statements consolidate the financial results of our subsidiaries, including the subsidiaries that are not wholly owned by us. We own all of the stock of our subsidiaries, except for 34% of our Russian subsidiary, NTO IRE-Polus, 20% of our Japanese subsidiary, IPG Photonics (Japan) Ltd. (IPG Japan), and 10% of our South Korean subsidiary, IPG Photonics (Korea) Ltd. We reduce or increase our net income by the net income or loss, respectively, attributable to the minority ownership interest in such subsidiaries.

Factors and Trends That Affect Our Operations and Financial Results

In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.

Net sales.  From 2003 to 2008, our net sales grew from $33.7 million to $229.1 million, representing a compound annual growth rate of approximately 47%. The principal drivers of our net sales growth have been (i) introduction of new products, including our high-power lasers, and increasing demand for our products, fueled by the decreasing average cost per watt of output power, (ii) the expansion of our product line into higher output power levels, (iii) the growing market acceptance of fiber lasers, and (iv) the development of new applications for our products and new OEM customer relationships. Our annual revenue growth rates have decreased from 80% in 2004 to 59% in 2005, 49% in 2006, 32% in 2007, and 21% in 2008. Furthermore, during 2008 our growth rate decreased over prior year levels from the first half to the second half from 27% to 17%, respectively. Uncertainties surrounding current economic conditions also make it difficult to predict sales in 2009.

Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers in the materials processing market, which include automotive, marking, electronics and photovoltaic applications. Approximately 82% of our revenues in 2008 were from customers in the materials processing market. Although applications in this marketplace are broad, sales for these applications are cyclical and have historically experienced sudden and severe downturns and periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in this market, which, in turn, depend upon the demand for their products or services. Decreased demand for products and services from customers for these applications during an economic downturn may lead to decreased demand for our products, which would reduce our sales or sales growth rate.

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

Gross margin.  In the last three years our gross margins have increased from 44.2% in 2006 to 45.0% in 2007 and 46.8% in 2008.

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

Due to the fact that we have significant fixed costs, our costs are difficult to adjust in response to changes in demand. In addition, our fixed costs will increase as we expand our capacity. Gross margins generally have improved because of greater absorption of fixed overhead costs associated with sales of larger volumes of higher-power products. However, if sales decline or if we have production issues or inventory write-downs, our gross margins could be negatively affected, and could be more volatile period to period than in the past.

We also regularly review our inventory for items that are slow moving, have been rendered obsolete or determined to be excess, and any write-off of such slow moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $3.8 million, $2.5 million and $1.0 million in 2008, 2007 and 2006, respectively.

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

Cost of diodes.  Prior to 2004, we used semiconductor diodes purchased from a third-party supplier. In 2004, we began production at our semiconductor diode manufacturing facility, which enabled us to significantly reduce the cost of our semiconductor diodes and eliminate reliance upon suppliers for this component. For many of our products, particularly at higher power levels, the cost of diodes is the most important factor in determining the price of the product. In addition, we have increased the output power of individual semiconductor diodes and diode packages, further reducing our cost per watt.

Sales and marketing expense.  We have expanded our worldwide direct sales organization and applications centers around the world, hired additional personnel involved in marketing in our existing and new geographic locations, increased the number of units used for demonstration purposes, and otherwise increased expenditures on sales and marketing activities in order to support the growth in our net sales. We expect to continue to invest in our sales and marketing resources and such costs may increase in the aggregate. However, the rate of growth in such costs is not expected to be as high as rates experienced in previous years.

Research and development expense.  We plan to continue to invest in research and development to improve our existing components and products and develop new components and products, such as diodes, gas lasers and visible lasers. The amount of research and development expenses we incur may vary period to period.

General and administrative expense.  We have increased our general and administrative expenses and expanded headcount to support the growth of our company and to comply with public company reporting obligations and regulatory requirements, incurred higher insurance expenses related to directors’ and officers’ insurance and invested in our financial reporting systems. We expect future increases in general and administrative expenses to be limited, however the timing and amount of litigation related expenses may vary substantially from quarter to quarter in response to unforeseen circumstances and events.

Major customers.  We have historically depended on a few customers for a large percentage of our annual net sales. The composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 29% in 2006, 20% in 2007 and 17% in 2008. Sales to our largest customer accounted for 10%, 7% and 7% of our net sales in 2006, 2007 and 2008, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our net sales to our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.

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

Revenue from orders with multiple deliverables is divided into separate units of accounting when certain criteria are met. The consideration for the arrangement is then allocated to the separate units of accounting based on their relative fair values. We defer the revenue on multiple element arrangements if the fair values of all the undelivered elements are not known or if customer acceptance is contingent on delivery of specified items or performance conditions, if the performance conditions cannot be satisfactorily tested prior to shipment or if the Company has not met such conditions in the past. Applicable revenue recognition criteria are then applied separately to each separate unit of accounting.

Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. We receive a customer purchase order or contract as evidence of an arrangement and product shipment terms are typically free on board (F.O.B.) shipping point. Periodically, our revenue arrangements include customer acceptance clauses. Revenue is deferred until customer acceptance has been obtained.

Inventory.  Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. We maintain a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory. The reserve is based upon a review of inventory materials on hand, which we compare with estimated future usage and age. In addition, we review the inventory and compare recorded costs with estimates of current market value. Write-downs are recorded to reduce the carrying value to the net realizable value with respect to any part with costs in excess of current market value. Estimating demand and current market values is inherently difficult, particularly given that we make unique components and products. We determine the valuation of excess and obsolete inventory by making our best estimate considering the current quantities of inventory on hand and our forecast of the need for this inventory to support future sales of our products. We often have limited information on which to base our forecasts. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change and additional inventory provisions may be required. Because of the Company’s vertical integration, as significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory. We recorded inventory charges of $3.8 million, $2.5 million and $1.0 million in 2008, 2007 and 2006, respectively.

Stock-based compensation.  Stock-based compensation is included in the following financial statement captions as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cost of sales	$328	$285	$127
Sales and marketing	407	113	62
Research and development	490	237	43
General and administrative	849	689	301

Total	$2,074	$1,324	$533

Compensation costs for all share-based payment awards granted subsequent to January 1, 2006 are recognized based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We allocate and record stock-based compensation expense on a straight-line basis over the requisite service period.

Under SFAS No. 123(R), we calculate the fair value of stock option grants using the Black-Scholes option pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. The weighted average assumptions used in the Black-Scholes model were as follows for the years ended December 31:

	2008	2007	2006

Expected Term	4.33-7.23 years	6.25 years	6.25 years
Volatility	39%-65%	65%	65%
Risk Free Rate of Return	2.51%-5.20%	3.87%-5.20%	4.70%-4.75%
Dividend Yield	0%	0%	0%
Forfeiture Rate	2%-5%	2%-5%	2%-5%

The weighted average expected option term for awards granted in 2007 and 2006 reflects the application of the simplified method set forth in Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 107. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Commencing in 2008, the Company began to use historic exercise activities of its own stock options as well as projections based on historic experience.

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

As stock-based compensation expense recorded in our statements of operations is based on options ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation reflects an estimated forfeiture rate of 5% annually.

In 2008 the Company adopted an employee stock purchase plan covering its U.S. employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee’s compensation. Compensation expense related to the employee stock purchase plan for the year ended December 31, 2008 was approximately $67,000.

Income Taxes and Deferred Taxes.  Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate.

We file federal and state income tax returns in the United States and tax returns in nine international jurisdictions. We must estimate our income tax expense after considering, among other factors, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. As we continue to expand globally, there is a risk that, due to complexity within and diversity among the various jurisdictions in which we do business, a governmental agency may disagree with the manner in which we have computed our taxes. Additionally, due to the lack of uniformity among all of the foreign and domestic taxing authorities, there may be situations where the tax treatment of an item in one jurisdiction is different from the tax treatment in another jurisdiction or that the transaction causes a tax liability to arise in another jurisdiction.

A 1% change in our 2008 effective income tax rate would have the effect of changing net income by approximately $566,000, or $0.01 per diluted share after tax.

Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. At December 31, 2008, we recorded a net deferred tax asset of $5,649,000. If insufficient evidence of our ability to generate future taxable income arises, we may be required to record a valuation allowance against these assets, which will result in additional income tax expense. On a quarterly basis, we evaluate whether the deferred tax assets may be realized in the future and assess the need for a valuation allowance.

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. In 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result, reserves recorded subsequent to adoption are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is “more likely than not” to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. At December 31, 2008, the Company had unrecognized tax benefits of approximately $1,672,000, that if recognized would be recorded as a reduction in income tax expense.

Additionally, undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. We have formulated a specific plan for reinvestment of undistributed earnings of its foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable tax jurisdictions.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated in dollar amounts and expressed as a percentage of net sales.

	Year Ended December 31,
	2008		2007		2006
	(In thousands, except percentages and per share data)

Net sales	$229,076	100.0%	$188,677	100.0%	$143,225	100.0%
Cost of sales	121,776	53.2	103,695	55.0	79,931	55.8

Gross profit	107,300	46.8	84,982	45.0	63,294	44.2

Operating expenses:
Sales and marketing	13,900	6.1	10,103	5.4	6,222	4.4
Research and development	15,804	6.9	9,527	5.0	6,544	4.6
General and administrative	20,400	8.9	19,028	10.1	14,522	10.1

Total operating expenses	50,104	21.9	38,658	20.5	27,288	19.1

Operating income	57,196	24.9	46,324	24.5	36,006	25.1

Interest (expense) income, net	(777)	(0.3)	674	0.4	(1,493)	(1.0)
Fair value adjustment to series B warrants	—	—	—	—	(7,444)	(5.2)
Other income, net	145	0.1	612	0.3	1,050	0.7

Net income before (provision for) benefit from income taxes and minority interests in consolidated subsidiaries	56,564	24.7	47,610	25.2	28,119	19.6
(Provision for) benefit from income taxes	(18,111)	(7.9)	(15,522)	(8.2)	2,995	2.1
Minority interests in consolidated subsidiaries	(1,799)	(0.8)	(2,193)	(1.2)	(1,881)	(1.3)

Net income	36,654	16.0	29,895	15.8	29,233	20.4

Accretion of series B preferred stock	—	—	—	—	(1,994)	(1.4)
Beneficial conversion feature	—	—	—	—	(18,267)	(12.7)

Net income applicable to common stockholders	$36,654	16.0%	$29,895	15.8%	$8,972	6.3%

Net income per share:
Basic	$0.82		$0.69		$0.27
Diluted	$0.79		$0.65		$0.26
Weighted-average shares outstanding:
Basic	44,507		43,269		27,896
Diluted	46,223		45,749		33,005

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Net sales.  Net sales increased by $40.4 million, or 21.4%, to $229.1 million in 2008 from $188.7 million in 2007. This increase was attributable to higher sales of fiber lasers in materials processing applications where net sales increased by $47.7 million, or 34.0%. This increase was partially offset by a decrease in sales in medical applications of $6.7 million, or 64.1%, advanced applications of $0.4 million, or 1.5%, and communications applications, where net sales decreased by $0.2 million, or 1.2%. The growth in materials processing applications sales resulted primarily from increased sales of medium-power lasers and pulsed lasers and continued market penetration for high-power fiber lasers, which increased by 55.5%, 37.5% and 29.4%, respectively. The decrease in sales of medical applications and low-power lasers was due to lower sales to our largest medical application customer in the United States.

Cost of sales and gross margin.  Cost of sales increased by $18.1 million, or 17.4%, to $121.8 million in 2008 from $103.7 million in 2007, as a result of increased sales volume. Our gross margin increased to 46.8% in 2008 from 45.0% in 2007. The increase in gross margin resulted from favorable absorption of fixed manufacturing costs due to higher production volumes and favorable product mix, particularly related to pulsed and medium-power lasers. These products have a higher selling price of output power per watt and higher gross margins. These benefits were partially offset by inventory write-downs of $3.8 million compared to $2.5 million in 2007 and an increase in depreciation related to facilities and equipment of $2.5 million in 2008.

Sales and marketing expense.  Sales and marketing expense increased by $3.8 million, or 37.6%, to $13.9 million in 2008 from $10.1 million in 2007, primarily as a result of an increase of $1.8 million in personnel costs and $0.5 million in premises costs related to a larger worldwide direct sales organization, including our new sales and applications facilities in China, Japan and the United States (Michigan) and additional sales personnel worldwide. Additionally, the increase resulted from a $0.6 million increase in depreciation related to facilities and units used for demonstration purposes. As a percentage of sales, sales and marketing expense increased to 6.1% in 2008 compared to 5.4% in 2007.

Research and development expense.  Research and development expense increased by $6.3 million, or 65.9%, to $15.8 million in 2008 from $9.5 million in 2007. This increase was primarily due to an increase of $3.6 million in personnel costs and $2.1 million in materials used for research and development projects. During 2008, we increased the number of personnel performing research and development activities in the United States, Germany and Russia. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields and the development of new products. As a percentage of sales, research and development expense increased to 6.9% in 2008 from 5.0% in 2007.

General and administrative expense.  General and administrative expense increased by $1.4 million, or 7.2%, to $20.4 million in 2008 from $19.0 million in 2007, primarily due to a $1.1 million increase in personnel expenses as we expanded the general and administrative function to support the growth of the business, $0.9 million related to higher consulting fees and $0.9 million related to the increase in bad debt reserves. These increases were offset by an increase in gains on foreign currency transactions, which increased to $2.8 million in 2008 from $1.2 million in 2007. As a percentage of sales, general and administrative expense decreased to 8.9% in 2008 compared to 10.1% in 2007.

Interest (expense) income, net.  Interest (expense) income, net was $0.8 million of net interest expense in 2008 compared to $0.7 million of net interest income in 2007. Interest expense in 2008 totaled $1.7 million while interest income was $0.9 million. The change in interest (expense) income, net resulted from higher interest expense due to increased utilization of credit lines.

(Provision for) benefit from income taxes.  The provision for income taxes increased by $2.6 million to an $18.1 million expense in 2008 from a $15.5 million expense in 2007. The effective tax rate was 32.0% in 2008 as compared to 32.6% in 2007.

Net income.  Net income increased by $6.8 million to $36.7 million in 2008 from $29.9 million in 2007. Net income as a percentage of our net sales increased to 16.0% in 2008 compared to 15.8% in 2007.

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

Cost of sales and gross margin.  Cost of sales increased by $23.8 million, or 29.8%, to $103.7 million in 2007 from $79.9 million in 2006, as a result of increased sales volume. Our gross margin increased to 45.0% in 2007 from 44.2% in 2006. The increase in gross margin was the result of slightly more favorable absorption of our fixed manufacturing costs in 2007 due to higher production volumes, which was reduced by higher expenses related to continue expansion of our vertically integrated manufacturing capacity, higher expenses related to manufacturing salaries and benefits, facilities, supplies and tooling and depreciation. A higher proportion of high-power sales and a lower proportion of amplifier sales in 2007 as compared to 2006 and lower diode yields late in 2007. High-power lasers tend to have a lower selling price per watt of output and lower contribution margins than amplifiers, low-power lasers and pulsed lasers.

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

General and administrative expense.  General and administrative expense increased by $4.5 million, or 31.0%, to $19.0 million in 2007 from $14.5 million in 2006, primarily due to an increase of $2.3 million in personnel expenses as we expanded the general and administrative function to support the growth of the business and comply with the reporting and regulatory requirements of a public company, higher stock-compensation costs and increased expenses related to our new office in China. General legal, consulting and accounting costs increased by $0.6 million due primarily to higher audit fees, Sarbanes-Oxley Act compliance costs and tax compliance initiatives. Patent litigation defense fees increased by $1.5 million. Insurance costs also increased by $0.9 million. These increases were partially offset by realized and unrealized gains related to foreign currency of $1.2 million in 2007 as compared to $0.8 million of losses in 2006. As a percentage of sales, general and administrative expenses were the same in 2007 and 2006.

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

Net income.  Net income increased by $0.7 million to $29.9 million in 2007 from $29.2 million in 2006. Net income as a percentage of our net sales decreased by 4.6 percentage points to 15.8% in 2007 from 20.4% in 2006 due to the factors described above and in particular the release in 2006 of the valuation allowance for U.S federal net operating losses, offset by the charges in 2006 related to the changes in the fair value of the series B warrants.

Liquidity and Capital Resources

Our principal sources of liquidity as of December 31, 2008 consisted of cash and cash equivalents of $51.3 million, unused credit lines and overdraft facilities of $40.9 million and working capital (excluding cash) of $80.7 million. This compares to cash and cash equivalents of $38.0 million, marketable securities of $7.0 million, unused credit lines and overdraft facilities of $39.9 million and working capital (excluding cash) of $83.2 million as of December 31, 2007. The increase in cash and cash equivalents of $13.3 million from December 31, 2007 relates primarily to cash provided by operating activities in 2008 of $34.7 million, sales of marketable securities of $5.5 million and net proceeds from our credit lines of $7.8 million, offset by capital expenditures and the acquisition of intangible assets totaling $37.1 million.

We held approximately $1.3 million in auction-rate securities (ARSs) at December 31, 2008, all of which is included in other long-term assets, as compared to $7.0 million at December 31, 2007, which was included in marketable securities. Our investments in ARSs at December 31, 2008 consisted solely of taxable municipal debt securities. None of the ARSs in our portfolio are collateralized debt obligations (CDOs) or mortgage-backed securities.

As a result of recent auction failures, we continue to hold the ARSs not subject to redemption and the issuers are required to pay interest on the ARSs at the maximum contractual rate. As these auction failures have affected our ability to access these funds in the near term, we have classified these as long-term available for sale securities. Additionally, we have assessed the fair value of these instruments and have identified an other-than-temporary decline in their market value related to the lack of liquidity. As a result, we carry these ARSs at approximately 86% of their face value and recorded a charge totaling $191,000 during 2008. These ARSs are insured and are rated A2 and AA by Moody’s and Standard & Poor’s, respectively. If the credit rating of the issuer of the ARSs were to deteriorate, we may be required to further adjust the carrying value of these investments by recording additional impairment charges. Based on our ability to access our cash, our expected operating cash flows and our available credit lines, we do not expect that the current lack of liquidity in our investments in ARSs will have a material impact on our overall liquidity, financial condition or results of operations.

In June 2008, we refinanced our $20.0 million subordinated notes with long-term debt consisting of a $20.0 million secured, variable-rate term note described in Note 6 to our consolidated financial statements, which matures in July 2013. As part of this refinancing, we also increased our existing U.S. revolving line of credit from $20.0 million to $35.0 million and extended its maturity to July 2011.

We expect that the existing cash and marketable securities, our cash flows from operations and our existing lines of credit will be sufficient to meet our liquidity and capital needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of economic recessions on our sales levels, the timing and extent of spending to support development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We have made no arrangements to obtain additional financing, and there is no assurance that such additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

The following table details our line-of-credit facilities as of December 31, 2008:

Available
Description	Principal	Interest Rate	Maturity	Security

U.S. Revolving Line of Credit	Up to $35 million	LIBOR plus 0.8% to 1.2%, depending on the Company’s performance	July 2011	Unsecured
Euro Credit Facility (Germany)(1)	Euro 15.0 million ($21.1 million)	Euribor + 1.0% or EONIA + 1.0%	June 2010	Unsecured, guaranteed by parent company
Euro Overdraft Facilities	Euro 3.2 million ($4.5 million)	5.65%-7.2%	Between March 2009 and September 2009	Common pool of assets of German and Italian subsidiaries

(1)	$4.3 million of this credit facility is available to our Russian subsidiary and bears interest at the base rate of the Central Bank of Russia + 1.5%

Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35 million and $21.1 million, respectively, and neither of them is syndicated.

The Company is required to meet certain financial covenants associated with its U.S. revolving line of credit and long term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. For trailing twelve month periods until June 2010, up to $15.0 million of our capital expenditures are treated as being funded from the proceeds of our initial public offering. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the year ended December 31, 2008.

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

Operating activities.  Net cash provided by operating activities was $34.7 million and $10.7 million in the years ended December 31, 2008 and 2007, respectively. The increase in net cash provided by operating activities of $24.0 million in 2008 as compared to 2007 primarily resulted from:

•	a decrease in prepayments and other current assets of $6.8 million in 2008 as compared to an increase of $6.8 million in 2007;

•	a decrease in taxes payable of $2.1 million in 2008 as compared to a decrease of $11.0 million due to tax prepayments in Germany in 2007;

•	an increase in accounts payable of $2.3 million in 2008 as compared to a decrease of $1.1 million in 2007;

•	an increase in net income after adding back non-cash charges of $5.9 million; partially offset by;

•	cash used to finance inventory of $21.7 million in 2008 as compared to cash used of $15.3 million in 2007 primarily related to an increase in work-in-process and finished goods; and

•	an increase in accounts receivable of $8.5 million in 2008 as compared to an increase of $11.3 million in 2007.

Given our vertical integration, rigorous and time-consuming testing procedures for both internally manufactured and externally purchased components and the lead time required to manufacture components used in our finished product, the rate at which we turn inventory has historically been low when compared to our cost of sales. Also, our historic growth rates required investment in inventories to support future sales and enable us to quote short delivery times to our customers, providing what we believe is a competitive advantage. Furthermore, if there was a disruption to the manufacturing capacity of any of our key technologies, our inventories of components should enable us to continue to build finished products for a period of time. We believe that we will maintain a relatively high level of inventory compared to our cost of sales. As a result, we expect to have a significant amount of working capital invested in inventory. A reduction in our level of net sales or the rate of growth of our net sales from their current levels would mean that the rate at which we are able to convert our inventory into cash would decrease.

Investing activities.  Net cash used in investing activities was $33.7 million and $41.9 million in the years ended December 31, 2008 and 2007, respectively. The cash used in investing activities in 2008 was primarily related to $37.1 million of capital expenditures on property, plant and equipment, intangible assets and the acquisition of part of the minority interests in one our subsidiaries, which was partially offset by $5.5 million of proceeds from the sale of marketable securities. The cash used in investing activities in 2007 was related to investments in marketable securities of $7.0 million and capital expenditures on property, plant and equipment of $34.3 million, primarily in the United States and Germany. In 2008 and 2007, capital expenditures in the United States, Germany and Russia related to facilities and equipment for diode wafer growth, burn-in test stations and packaging as well as new fiber assembly and component production facilities. We expect to continue to invest in property, plant and equipment, including approximately $15.0 million in 2009. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow.

Financing activities.  Net cash provided by financing activities was $12.5 million in the year ended December 31, 2008 as compared to net cash used in financing activities of $6.8 million in the year ended December 31, 2007. The cash provided by financing activities in 2008 was related to the net proceeds of $7.8 million from the use of our credit lines and $5.0 million related to the exercises of stock options by employees. Net cash used in financing activities in 2007 related to repayment of our long-term bank debt, partially offset by the net proceeds from the use of our credit lines.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2008 (in thousands).

	Payments Due in
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$10,404	$3,057	$4,819	$1,995	$533
Contractual obligations(1)	1,313	1,313	—	—	—
Long-term debt obligations (including interest)(2)	22,997	2,194	6,395	14,408	—

Total(3)	$34,714	$6,564	$11,214	$16,403	$533

(1)	Represents minimum purchase commitments for property, plant and equipment.

(2)	Interest for long-term debt obligations was calculated including the effect of our interest rate swap. The effect of the interest rate swap, which is accounted for as a cash flow hedge, is to fix the LIBOR component of the interest rate of the underlying floating rate loan at 4.9% for the term of the debt.

(3)	Excludes obligations related to FIN 48 because we are unable to provide a reasonable estimate of the timing of future payments relating to the remainder of these obligations. See Note 13 to our consolidated financial statements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements relating to the use of fair values within the financial statements. The provisions of SFAS No. 159 are effective for the Company beginning after January 1, 2008. The Company did not designate any financial assets or liabilities to be accounted for at fair value, and therefore SFAS No. 159 did not have a material impact on adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (revised 2007)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS No. 141 (revised 2007) is required to be applied prospectively beginning January 1, 2009.

SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of stockholders’ equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for the Company beginning January 1, 2009. The adoption of SFAS No. 160 will impact the presentation of minority interests on the consolidated balance sheets and consolidated statements of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), and related hedged items accounted for under SFAS 133. SFAS 161 requires additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 161 on the consolidated financial statements.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. The interest rate on our existing bank debt is currently fixed except for our U.S. revolving line of credit. The rates on our Euro overdraft facilities in Germany and Italy and our Japanese Yen overdraft facility are fixed for twelve-month periods. Approximately 49% of our outstanding debt had a fixed rate of interest as of December 31, 2008. We do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.

Exchange rates.  Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Russian Ruble. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen and the Russian Ruble. Gains and losses on foreign exchange transactions are reported as a component of general and administrative expense and totaled a $2.8 million gain, and a $1.2 million loss and a $0.8 million loss for the years ended December 31, 2008, 2007 and 2006, respectively. Changes in exchange rates can also affect our financial results. If exchange rates in the year ended December 31, 2008 had been the same as in the previous year, we estimate that our sales would have been lower by approximately $6.8 million. Additionally, we estimate that cost of sales and operating expenses would have been lower by approximately $5.1 million for the year ended December 31, 2008.

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

This information is incorporated by reference from pages F-1 through F-26 of this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IPG Photonics Corporation
Oxford, MA

We have audited the internal control over financial reporting of IPG Photonics Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 11, 2009 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Boston, MA
March 11, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5, “Information Regarding Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2009.

IPG Photonics Corporation

By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Valentin P. Gapontsev Valentin P. Gapontsev	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 11, 2009

/s/ Timothy P.V. Mammen Timothy P.V. Mammen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2009

/s/ Robert A. Blair Robert A. Blair	Director	March 11, 2009

/s/ Michael C. Child Michael C. Child	Director	March 11, 2009

/s/ John H. Dalton John H. Dalton	Director	March 11, 2009

/s/ Henry E. Gauthier Henry E. Gauthier	Director	March 11, 2009

/s/ William S. Hurley William S. Hurley	Director	March 11, 2009

/s/ William F. Krupke William F. Krupke	Director	March 11, 2009

/s/ Eugene Shcherbakov Eugene Shcherbakov	Director	March 11, 2009

/s/ Igor Samartsev Igor Samartsev	Director	March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IPG Photonics Corporation
Oxford, Massachusetts

We have audited the accompanying consolidated balance sheets of IPG Photonics Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, convertible redeemable preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPG Photonics Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/
Deloitte & Touche LLP

Boston, Massachusetts
March 11, 2009

IPG PHOTONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,283	$37,972
Marketable securities, at fair value	—	6,950
Accounts receivable, net	41,842	33,946
Inventories, net	72,555	60,412
Income taxes receivable	1,968	3,145
Prepaid expenses and other current assets	7,200	7,071
Deferred income taxes	6,175	6,195

Total current assets	181,023	155,691
DEFERRED INCOME TAXES	2,400	2,795
PROPERTY, PLANT, AND EQUIPMENT — Net	114,492	96,369
OTHER ASSETS	15,303	8,466

TOTAL	$313,218	$263,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$19,769	$11,218
Current portion of long-term debt	1,333	—
Accounts payable	7,739	9,444
Accrued expenses and other liabilities	17,988	13,160
Deferred income taxes	1,690	564
Income taxes payable	507	96

Total current liabilities	49,026	34,482

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	2,896	4,204
LONG-TERM DEBT	17,997	20,000
COMMITMENTS AND CONTINGENCIES (Note 10)
MINORITY INTERESTS	5,127	4,455
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value — 175,000,000 shares authorized at December 31, 2008 and 2007, 44,965,960 and 44,012,341 shares issued and outstanding at December 31, 2008 and 2007, respectively	4	4
Additional paid-in capital	283,217	275,506
Accumulated deficit	(53,843)	(90,497)
Accumulated other comprehensive income	8,794	15,167

Total stockholders’ equity	238,172	200,180

TOTAL	$313,218	$263,321

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

NET SALES	$229,076	$188,677	$143,225
COST OF SALES	121,776	103,695	79,931

GROSS PROFIT	107,300	84,982	63,294

OPERATING EXPENSES:
Sales and marketing	13,900	10,103	6,222
Research and development	15,804	9,527	6,544
General and administrative	20,400	19,028	14,522

Total operating expenses	50,104	38,658	27,288

OPERATING INCOME	57,196	46,324	36,006

OTHER (EXPENSE) INCOME — Net:
Interest (expense) income — net	(777)	674	(1,493)
Fair value adjustment to Series B Warrants	—	—	(7,444)
Other income — net	145	612	1,050

Total other (expense) income	(632)	1,286	(7,887)

INCOME BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES AND MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	56,564	47,610	28,119
(PROVISION FOR) BENEFIT FROM INCOME TAXES	(18,111)	(15,522)	2,995
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	(1,799)	(2,193)	(1,881)

NET INCOME	36,654	29,895	29,233
Accretion of series B preferred stock	—	—	(1,994)
Beneficial conversion feature	—	—	(18,267)

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$36,654	$29,895	$8,972

NET INCOME PER SHARE:
Basic	$0.82	$0.69	$0.27
Diluted	$0.79	$0.65	$0.26
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,507	43,269	27,896
Diluted	46,223	45,749	33,005

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

					Convertible					Note			Accumulated
	Convertible Redeemable Preferred Stock				Preferred Stock		Common Stock		Additional	Receivable			Other		Other
	Series B		Series D		Series A			Par	Paid-in	From	Deferred	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Value	Capital	Stockholders	Compensation	Deficit	Income	Total	Income
	(In thousands, except share and per share data)
BALANCE — January 1, 2006	3,800,000	$91,248	2,684,211	$5,100	488,000	$4,880	26,659,212	$4	95,029	$(463)	$(111)	$(149,625)	$3,782	$(46,504)
Comprehensive income:
Net income												29,233		29,233	$29,233
Translation adjustments													4,101	4,101	4,101

Total comprehensive income															$33,334

Repayment of note receivable from stockholder										440				440
Adoption of SFAS No. 123(R)									(111)		111
Accretion of Series B Preferred Stock		1,994							(1,994)					(1,994)
Common stock issued							6,241,379		93,169					93,169
Beneficial conversion charge		(18,204)				(63)			18,267					18,204
Conversion of Series A Preferred Stock					(488,000)	(4,817)	359,463		4,817
Conversion of Series B Preferred Stock	(3,800,000)	(55,038)					7,252,927		55,038					55,038
Conversion of Series D Preferred Stock			(2,684,211)	(5,100)			1,683,168		5,100					5,100
Issuance of subordinated notes to Series B Preferred Stockholders		(20,000)
Distribution to stockholders							(38)
Exercise of stock options							705,501		1,076					1,076
Excess tax benefit on exercise of options									198					198
Stock-based compensation									533					533

BALANCE — December 31, 2006	—	—	—	—	—	—	42,901,612	4	271,122	(23)	—	(120,392)	7,883	158,594
Comprehensive income:
Net income												29,895		29,895	$29,895
Translation adjustments													7,284	7,284	7,284

Total comprehensive income															$37,179

Repayment of note receivable from stockholder										23				23
Stock-based compensation									1,324					1,324
Exercise of stock options							1,110,729		2,007					2,007

					Convertible					Note			Accumulated
	Convertible Redeemable Preferred Stock				Preferred Stock		Common Stock		Additional	Receivable			Other		Other
	Series B		Series D		Series A			Par	Paid-in	From	Deferred	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Value	Capital	Stockholders	Compensation	Deficit	Income	Total	Income
	(In thousands, except share and per share data)
Excess tax benefit on exercise of options									1,053					1,053

BALANCE — December 31, 2007	—	—	—	—	—	—	44,012,341	4	$275,506	—	—	(90,497)	15,167	200,180
Comprehensive income:
Net income												36,654		36,654	$36,654
Translation adjustments													(5,327)	(5,327)	(5,327)
Unrealized loss on derivatives, net of tax													(1,046)	(1,046)	(1,046)

Total comprehensive income															$30,281

Common stock issued in purchase of minority interest							50,680		678					678
Common stock issued under employee stock purchase plan							17,662		198					198
Stock-based compensation											2,074			2,074
Exercise of stock options							885,277		1,921					1,921
Excess tax benefit on exercise of options									2,840					2,840

BALANCE — December 31, 2008	—	$—	—	$—	—	$—	44,965,960	$4	$283,217	$—	$—	$(53,843)	$8,794	$238,172

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,654	$29,895	$29,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,834	12,304	9,105
Deferred income taxes	2,445	8,116	(10,159)
Stock-based compensation	2,074	1,324	533
Other	(251)	(42)	214
Unrealized (gains) losses on foreign currency transactions	(3,776)	(1,050)	1,114
Provision for inventory, warranty and bad debt	7,902	4,077	1,037
Fair value adjustment to Series B Warrants	—	—	7,444
Minority interests in consolidated subsidiaries	1,799	2,193	1,881
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(8,466)	(11,292)	(6,876)
Due from affiliates — net	—	—	854
Inventories	(21,661)	(15,305)	(19,884)
Prepaid expenses and other current assets	6,810	(6,756)	(1,148)
Accounts payable	(2,267)	1,086	342
Repayment of convertible supplier note	—	—	(5,100)
Accrued expenses and other liabilities	(304)	(2,889)	3,447
Income and other taxes payable, net of excess tax benefit	(2,122)	(11,004)	7,165

Net cash provided by operating activities	34,671	10,657	19,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment and intangibles	(37,111)	(34,341)	(20,442)
Proceeds from sale of property, plant, and equipment	39	78	90
Purchase of marketable securities	—	(6,950)	—
Proceeds from sale of marketable securities	5,450	—	—
Purchase of minority interests in consolidated subsidiaries	(2,034)	(596)	—
Employee and stockholder loans repaid	4	(69)	1,225

Net cash used in investing activities	(33,652)	(41,878)	(19,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	29,693	36,542	16,695
Payments on line-of-credit facilities	(21,936)	(28,269)	(18,282)
Proceeds from long-term borrowings	20,041	—	6,384
Principal payments on long-term borrowings	(20,196)	(18,177)	(10,684)
Exercise of employee stock options	2,119	2,007	1,076
Excess tax benefits related to employee stock options	2,840	1,053	198
Repayment of Series B Warrants	—	—	(22,087)
Proceeds from initial public offering, net of offering expenses	—	—	93,169
Other	(75)	57	440

Net cash provided by (used in) financing activities	12,486	(6,787)	66,909

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(194)	313	322

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,311	(37,695)	67,306
CASH AND CASH EQUIVALENTS — Beginning of period	37,972	75,667	8,361

CASH AND CASH EQUIVALENTS — End of period	$51,283	$37,972	$75,667

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,778	$741	$1,449

Income taxes paid	$11,751	$16,788	$2,010

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$1,216	$971	$996
Inventory contributed as investment in affiliates	$298	$—	$—
Purchase of minority interest in consolidated subsidiaries in exchange for Common Stock	$678	$—	$—
Beneficial conversion feature embedded in Series B Preferred Stock	$—	$—	$18,267
Accretion of Series A and Series B Preferred Stock	$—	$—	$1,994
Issuance of subordinated notes upon conversion of Series B Preferred Stock	$—	$—	$20,000
Exchange of IP Fibre Devices credit facility for stockholder note	$—	$—	$4,614

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency — The financial information for entities outside the United States is measured using local currencies as the functional currency, except for our Russian subsidiary, for which the functional currency is the U.S. dollar. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates. Income and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for directly as a component of accumulated other comprehensive income except in Russia where translation gains and losses are reported in net income. Gains or losses from foreign currency transactions are reflected in general and administrative expenses in the consolidated statements of income.

Cash and Cash Equivalents — Cash and cash equivalents consist primarily of highly liquid investments, such as bank deposits, with insignificant interest rate risk and remaining maturities of three months or less at the date of acquisition.

Marketable Securities — Marketable securities consist primarily of auction-rate securities. Auction-rate securities (ARSs) trade on a shorter term than the maturity date of the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals of generally less than 90 days. The Company classifies these investments as available for sale as the securities are not held to the maturity date of the underlying instrument and the maturity date of the underlying instrument is greater than 3 months. These securities are carried at fair value. During 2008, the Company disposed of the majority of these securities at par. The auctions for these remaining ARSs, with par value of $1.5 million, have failed during 2008. The ARSs are classified as other long-term assets at December 31, 2008 and are carried at fair value of $1.3 million, after recognizing an other-than-temporary impairment of $200,000 during 2008.

Inventories — Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories include parts and components that may be specialized in nature and subject to rapid obsolescence. The Company periodically reviews the quantities and carrying values of inventories to assess whether the inventories are recoverable. Because of the Company’s vertical integration, a significant or sudden decrease in sales activity could result in a significant change in the estimates of excess or obsolete inventory valuation. The costs associated with provisions for excess quantities, technological obsolescence, or component rejection are charged to cost of sales as incurred.

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

Expenditures for maintenance and repairs are charged to operations. Interest expense associated with significant capital projects is capitalized as a cost of the project. The Company capitalized $388,000, $178,000 and $198,000 of interest expense in 2008, 2007 and 2006, respectively.

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

Included in other long-term assets is certain demonstration equipment as well as intangible assets, comprised of purchased technologies and customer relationships. The demonstration equipment and intangible assets are amortized over the respective estimated economic lives, generally 3 years for demonstration equipment and 5 years for intangible assets. The carrying value of the demonstration equipment totaled $6.8 million and $6.0 million, at December 31, 2008 and 2007, respectively. The recorded cost of the intangibles was $7.5 million and $2.5 million at December 31, 2008 and 2007, respectively. The accumulated amortization of the intangibles was $2.4 million and $1.8 million at December 31, 2008 and 2007, respectively. Amortization expense for the year ended December 31, 2008 totaled $0.6 million and the intangible amortization is expected to be approximately $1.0 million annually for the next 4 years.

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

Revenue from orders with multiple deliverables is divided into separate units of accounting when certain criteria are met. The consideration for the arrangement is then allocated to the separate units of accounting based on their relative fair values. The Company defers revenue on multiple element arrangements if the fair values of the undelivered elements are not known or if customer acceptance is contingent on delivery of specified items or performance conditions and if the performance conditions cannot be satisfactorily tested prior to shipment or if the Company has not met such conditions in the past. Applicable revenue recognition criteria are then applied separately for each separate unit of accounting.

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

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

Activity related to the allowance for doubtful accounts was as follows (in thousands):

Balance at January 1, 2006	$198
Provision for bad debts	25
Uncollectible accounts written off	(4)
Foreign currency translation	8

Balance at December 31, 2006	227
Provision for bad debts	72
Uncollectible accounts written off	(3)
Foreign currency translation	13

Balance at December 31, 2007	309
Provision for bad debts	936
Uncollectible accounts written off	(9)
Foreign currency translation	5

Balance at December 31, 2008	$1,241

Warranties — In general, the Company’s products carry a warranty against defect for a period of one to three years, depending upon the product type and customer negotiations. The expected cost associated with these warranty obligations is recorded when the revenue is recognized. Activity related to the warranty accrual was as follows (in thousands):

Balance at January 1, 2006	$1,065
Provision for warranty accrual	1,212
Warranty claims and other reductions	(326)
Foreign currency translation	47

Balance at December 31, 2006	1,998
Provision for warranty accrual	1,269
Warranty claims and other reductions	(1,392)
Foreign currency translation	82

Balance at December 31, 2007	1,957
Provision for warranty accrual	3,177
Warranty claims and other reductions	(1,899)
Foreign currency translation	(12)

Balance at December 31, 2008	$3,223

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

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Prior to 2007, these reserves were recorded when management determined that it was probable that a loss would be incurred related to these matters and the amount of the loss was reasonably determinable. In 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). As a result, reserves recorded subsequent to adoption are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of uncertainties related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains substantially all of its cash and marketable securities in four financial institutions, which are believed to be high-credit, quality financial institutions. The Company grants credit to customers in the ordinary course of business and provides a reserve for potential credit losses. Such losses historically have been within management’s expectations (see discussion related to significant customers in Note 14).

Fair Value of Financial Instruments — The Company’s financial instruments consist of accounts receivable, auction rate securities, accounts payable, drawings on revolving lines of credit, long-term debt and certain derivative instruments. SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) establishes a fair value hierarchy, which classifies the inputs used in measuring fair value. These inputs include: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of accounts receivable, accounts payable and drawings on revolving lines of credit are considered reasonable estimates of their fair market value, due to the short maturity of these instruments or as a result of the competitive market interest rates, which have been negotiated. Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities as the Company’s long-term debt, the fair value of long-term debt was $18.5 million at December 31, 2008. In 2007, the carrying value of the Company’s long-term debt was considered a reasonable estimate of fair value.

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Description	Level 1	Level 2	Level 3	Total

Assets:
Auction rate securities	$—	$—	$1,309	$1,309
Liabilities:
Interest rate swap	$—	$1,667	$—	$1,667

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rate swap is designated as a cash flow hedge and was based on quoted market prices or pricing models using current market rates. Fair value at December 31, 2008 for the auction rate securities was determined using an analysis of discounted cash. In 2007, the ARSs were included in marketable securities and their carrying value was the same as their quoted fair value.

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (in thousands):

Auction Rate
Securities
Balance at December 31, 2007	$—
Transfer into Level 3	6,950
ARSs redeemed by issuers at par	(5,450)
Impairment charge included in other income, net	(191)

Balance at December 31, 2008	$1,309

Comprehensive Income — Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive income for the Company is the cumulative translation adjustment and unrealized gains or losses on derivatives. These adjustments are accumulated within the consolidated statements of convertible redeemable preferred stock and stockholders’ equity.

Total components of accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2008	2007

Foreign currency translation adjustment	$9,840	$15,167
Unrealized loss on derivatives, net of tax of $631	(1,046)	—

Accumulated other comprehensive income	$8,794	$15,167

Derivative Instruments — Derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative. The Company determines the fair value of derivative instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

Derivative instruments are not held for speculative purposes, but are generally acquired to provide protection against adverse changes in the fair value of assets or liabilities or adverse changes in expected cash flows. The Company has an established risk management policy, and appropriate documentation of hedging relationships is put in place prior to designating an instrument as an accounting hedge. At December 31, 2008, the only derivative instrument held by the Company consists of an interest rate swap, designated as a hedge of interest payments expected to be incurred associated with the Company’s U.S. Long-Term Note payable through 2013 (which bear interest at a variable rate). The swap is assessed for effectiveness each quarter, and to date has been highly effective at offsetting changes in interest payments due to changes in interest rates and is expected to continue to be so through the maturity of the swap.

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

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion feature is presented as a discount to the related debt or a deemed dividend to the related equity holders, with an offsetting amount increasing additional paid-in capital.

Business Segment Information — The Company operates in one segment which involves the design, development, production and distribution of fiber lasers, fiber amplifiers and related optical components. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The chief decision maker, who is the company’s Chief Executive Officer, measures financial performance as a single enterprise and not on legal entity or end-market basis. Throughout the year, the chief decision maker allocates capital resources on a project-by-project basis across the Company’s entire asset base to maximize profitability without regard to legal entity or end-market basis. The Company operates in a number of countries throughout the world in a variety of product lines. Information regarding geographic financial information and product lines is provided in Note 14.

Recent Accounting Pronouncements — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements relating to the use of fair values within the financial statements. The provisions of SFAS No. 159 were effective for the Company beginning after January 1, 2008. The Company did not designate any financial assets or liabilities to be accounted for at fair value, and therefore SFAS No. 159 did not have an impact on adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (revised 2007)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS No. 141 (revised 2007) is required to be applied prospectively beginning January 1, 2009.

SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as a component of stockholders’ equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective for the Company beginning January 1, 2009. The adoption of SFAS No. 160 will impact the presentation of minority interests on the consolidated balance sheets and consolidated statements of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), and related hedged items accounted for under SFAS 133. SFAS 161 requires additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 161 on the consolidated financial statements.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	STOCK-BASED COMPENSATION

Stock-based compensation is included in the following financial statement captions for the years ended December 31, as follows (in thousands):

	2008	2007	2006

Cost of sales	$328	$285	$127
Sales and marketing	407	113	62
Research and development	490	237	43
General and administrative	849	689	301

Total stock-based compensation	2,074	1,324	533
Tax benefit recognized	(594)	(392)	(158)

Net stock-based compensation	$1,480	$932	$375

Compensation cost for all share-based payment awards is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). The Company allocates and records stock-based compensation expense on a straight-line basis over the requisite service period.

Under SFAS No. 123(R), the Company calculates the fair value of stock option grants using the Black-Scholes option-pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. The weighted average assumptions used in the Black-Scholes model were as follows for the years ended December 31:

	2008	2007	2006

Expected term	4.33-7.23 years	6.25 years	6.25 years
Volatility	39%-65%	65%	65%
Risk-free rate of return	2.51%-5.20%	3.87%-5.20%%	4.70%-4.75%
Dividend yield	0%	0%	0%
Forfeiture rate	2%-5%	2%-5%	2%-5%

The weighted average expected option term for awards granted in 2007 and 2006 reflects the application of the simplified method set forth in Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 107. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Commencing in 2008, the Company began to use historic exercise activities of its own stock options as well as projections based on historic experience.

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

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company. In this latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation.

Incentive Plans — In April 2000, the Company’s board of directors adopted the 2000 Incentive Compensation Plan, or 2000 plan, and in February 2006, the Company’s board of directors adopted the 2006 Incentive Compensation Plan, or 2006 plan, which provide for the issuance of stock options and other stock and non-stock based awards to the Company’s directors, employees, consultants and advisors. The Company reserved 5,833,333 shares under the 2000 plan and 4,000,000 shares under the 2006 plan for the issuance of awards under the plans. In June 2006, the Company’s board of directors adopted the Non-Employee Directors Stock Plan (the “Directors Plan”). Only non-employee directors are eligible to receive awards under the Directors Plan. The Company reserved 166,666 shares for issuance under the Directors Plan. Under the three plans, the Company may grant nonstatutory stock options at an exercise price at least equal to the fair market value of the Company’s common stock on the date of grant, unless the board of directors or compensation committee determines otherwise on the date of grant. Incentive stock options may be granted under the 2000 plan and the 2006 plan at exercise prices equal to or exceeding the fair market value of the common stock on the date of grant. Options generally become exercisable over periods of one to five years and expire seven to ten years from the date of the grant. The awards under the 2000 plan and the 2006 plan may become exercisable earlier upon the occurrence of certain change of control events at the election of the board of directors or compensation committee, and all awards under the Directors Plan automatically become exercisable upon a change of control. All shares issued under the stock option plans are registered shares newly issued by the Company. At December 31, 2008, 2,475,315 shares were available for future grant under the three option plans.

A summary of option activity is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(In years)	(In thousands)

Outstanding — January 1, 2008	3,531,980	$4.23
Granted	506,002	17.44
Exercised	(885,277)	2.18
Forfeited	(102,404)	10.45

Outstanding — December 31, 2008	3,050,301	$6.73	6.80	$23,548

Vested or expected to vest — December 31, 2008	2,951,259	$6.50	6.74	$23,234

Exercisable — December 31, 2008	1,561,592	$3.16	5.54	$16,067

The intrinsic value of the options exercised during the years ended December 31, 2008, 2007 and 2006, was $14,287,000, $20,330,000 and $1,495,000, respectively.

The total compensation cost related to nonvested awards not yet recorded at December 31, 2008 was $6,783,000, which is expected to be recognized over a weighted average of 3.1 years.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2008	2007

Components and raw materials	$27,482	$25,363
Work-in-process	28,653	25,831
Finished goods	16,420	9,218

Total	$72,555	$60,412

The Company recorded inventory provisions totaling $3,789,000, $2,461,000 and $1,037,000 in 2008, 2007 and 2006, respectively. These provisions were recorded as a result of the changes in market prices of certain components, the realizable value of those inventories through finished product sales and uncertainties related to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.

4.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2008	2007

Land	$7,122	$7,283
Buildings	83,625	61,440
Machinery and equipment	75,724	64,318
Office furniture and fixtures	15,472	11,585
Construction-in-progress	2,447	12,661

Total property, plant, and equipment	184,390	157,287
Accumulated depreciation	(69,898)	(60,918)

Total property, plant, and equipment — net	$114,492	$96,369

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2008	2007

Accrued compensation	$7,644	$7,023
Customer deposits and deferred revenue	4,131	1,926
Accrued warranty	3,223	1,957
Other	2,990	2,254

	$17,988	$13,160

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	FINANCING ARRANGEMENTS

The Company’s existing borrowings under financing arrangements consist of the following (in thousands):

	December 31,
	2008	2007

Revolving Line-of-Credit Facilities:
Euro Overdraft Facilities	$670	$135
U.S. Line of Credit	19,099	11,083

Total	$19,769	$11,218

Term Debt:
U.S. Long-Term Note	$19,330	$—
Subordinated Notes	—	20,000

Total term debt	19,330	20,000
Less current portion	(1,333)	—

Long-term debt	$17,997	$20,000

Revolving Line-of-Credit Facilities:

U.S. Line of Credit — The Company maintains an unsecured revolving line of credit with available principal of up to $35,000,000 expiring in July 2011. The line of credit bears interest at a variable rate of LIBOR plus 0.8% to 1.2% depending on the Company’s financial performance (4.2% at December 31, 2008). The line of credit also allows for draw downs by certain subsidiaries. At December 31, 2008, the remaining availability under the U.S. Line of Credit totaled $15,900,000 at December 31, 2008.

Euro Line of Credit — In October 2007, the Company entered into a new unsecured revolving line of credit with a principal amount of Euro 15,000,000 (approximately $21,142,000 at December 31, 2008). The credit facility bears interest at various rates based upon the type of loan and matures in June 2010. No amounts were drawn on the Euro Line of Credit during 2008 and 2007.

Euro Overdraft Facilities — The Company maintains a syndicated overdraft facility with available principal of Euro 1,873,000 (approximately $2,639,000 at December 31, 2008). This amount is available through September 2009. This facility bears interest at market rates that vary depending upon the bank within the syndicate that advances the principal outstanding (6.95% at December 31, 2008). This facility is collateralized by a common pool of the assets of the Company’s German subsidiary, IPG Laser GmbH.

Other European Facilities — The Company maintains two Euro credit lines in Italy with aggregate available principal of Euro 1,300,000 (approximately $1,878,000 as of December 31, 2008) which bear interest at rates ranging from 5.65% to 6.75%. At December 31, 2008, the aggregate remaining availability under the Euro credit lines was $1,208,000. These facilities are collateralized by a common pool of the assets of the Company’s Italian subsidiary, IPG Photonics (Italy) S.r.l. (“IPG Italy”). One of these facilities requires annual renewal, while the other does not have a maturity date.

Term Debt:

U.S. Long-Term Note — In 2008, the Company refinanced its subordinated notes with a U.S Long-Term Note. Outstanding principal under the U.S. Long-Term Note bears interest at LIBOR plus 0.8% to 1.2%, depending on certain financial ratios and requires monthly principal payments of $111,000 and interest through August 2013, at which time the remaining principal is payable. This note is collateralized by a

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mortgage on the real estate and building, in Massachusetts, housing the Company’s U.S. operations. The Company entered into an interest rate swap instrument which converts the variable LIBOR rate on the term note to a fixed rate of 4.9%. The interest rate swap has been designated a cash flow hedge under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the swap totaled $(1.7) million at December 31, 2008 and is included in “Deferred Income Taxes and Other Long-Term Liabilities” in the consolidated balance sheet. Changes in fair value of the swap are included in “Accumulated Other Comprehensive Income”. The unrealized loss on the swap will be recognized into income over the term of the swap as a charge to interest expense.

Subordinated Notes — The Company issued subordinated notes to the holders of its Series B convertible redeemable preferred stock upon conversion of their shares in December 2006. The subordinated notes bore interest at 4.97% in the first year and 7% in the second year. In August 2008, the Company repaid the subordinated notes with the proceeds from the U.S. Long-Term Note.

The Company is required to meet certain financial covenants associated with its U.S. Line of Credit and U.S. Long-Term Note. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires the Company to maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. For trailing twelve month periods until June 2010, up to $15.0 million of our capital expenditures are treated as being funded from the proceeds of our initial public offering. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA.

7.	PREFERRED STOCK, STOCKHOLDERS’ EQUITY AND MINORITY INTERESTS

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

Preferred Stock — Upon the Company’s initial public offering in December 2006, 488,000 outstanding shares of Series A convertible preferred stock (the “Series A”) converted into 359,463 shares of common stock, 3,800,000 outstanding shares of Series B convertible redeemable preferred stock (the “Series B”) converted into 7,252,927 shares of common stock and $20.0 million principal amount of subordinated promissory notes, and 2,684,211 outstanding shares of Series D convertible redeemable preferred stock converted into 1,683,168 shares of common stock.

Because of the anti-dilution provision in the Series A and Series B, as a result of the initial public offering, the Company recorded a deemed dividend related to the beneficial conversion of the Series A and Series B of $63,000 and $18,204,000, respectively. The deemed dividend was recorded to give effect to the additional shares issued to the holders of Series A and Series B.

Warrants — In connection with the issuance of the Series B in 2000, the Company issued Series B Warrants to purchase, in the aggregate, $47,500,000 of the Company’s common stock at an equivalent per-share price of 50% of the fair value on the date of an initial public offering of common stock or the sale, merger or liquidation of the Company. The Company repurchased all of the Series B Warrants in connection with its initial public offering in December 2006 for $22,087,000. As freestanding derivative instruments, changes in fair value of the Series B Warrants were recognized in earnings and reported as other income (expense). For the year ended December 31, 2006 the fair value of the Series B Warrants increased by $7,443,500.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interests — Minority interests reported in the accompanying consolidated financial statements consist of the 34.1% of NTO IRE-POLUS, Russia (“NTO”) held by the company’s chief executive officer, certain other Company employees and other parties; 20% of IPG Photonics (Japan) Ltd., Japan held by the Company’s Japanese distributor; and 10% of IPG Photonics (Korea) (“IPG Korea”) held by the management of IPG Korea. During 2007, the minority stockholder of IPG Korea contributed an additional $36,000. The Company purchased the interests of certain minority stockholders of NTO, who collectively owned 7.6%, for $596,000 in 2007 and purchased an additional 7.3% in 2008 for $1,220,000. In 2008, the Company purchased the 20% minority interest in IPG Italy for $1,355,000.

8.	RELATED-PARTY TRANSACTIONS

Through July 2006, IP Fibre Devices (UK) Ltd. (“IPFD”), an entity that is controlled by the Company’s chief executive officer, two management directors and certain other members of management, provided the Company with a revolving credit facility. Interest expense on the IPFD credit facility totaled $94,000 during 2006. In July 2006, IPFD purchased from the Company’s chief executive officer 770,670 shares of the Company’s common stock in exchange for $357,000 in cash and $4.6 million in the form of the assignment of the amounts due under the IPFD credit facility. Simultaneously, the Company exchanged with the chief executive officer the note due from him with a remaining principal amount of $5.0 million for $357,000 in cash and $4.6 million in the form of the assignment of amounts due under the IPFD credit facility. Consequently, the IPFD credit facility and the note receivable from the chief executive officer were fully repaid and were no longer outstanding at December 31, 2006.

From November 2004 to August 2006, the Company’s chief executive officer provided a personal guarantee for a U.S. credit facility that has since been repaid. In consideration of the personal guarantee, the Company paid him a guarantee fee equal to the interest on his loan from the Company (with a tax gross-up) while the credit facility was outstanding. The guarantee fee was $71,000 in 2006.

The Company leases office space from IPFD and reimburses IPFD for general and administrative expenses. The costs related to the lease and services totaled $183,000, $116,000 and $115,000 for 2008, 2007 and 2006, respectively.

In April 2006, a director of one of the Company’s then-existing customers joined the Company’s board of directors. Sales to this customer totaled $2,351,000, $10,296,000 and $10,366,000 for 2008, 2007 and 2006, respectively.

The Company paid $295,000, $252,000 and $181,000 to the father of the Company’s chief financial officer in 2008, 2007 and 2006, respectively. The amounts included payments for consulting services, commissions and reimbursement of expenses.

During 2008, the Company repaid its subordinated notes as described in Note 6. A member of the Company’s board of directors is affiliated with several holders of the subordinated notes, which received $10.3 million in principal in conjunction with the repayment of the subordinated notes. These holders earned $320,000, $540,000 and $20,000 of interest in 2008, 2007, and 2006, respectively.

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

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Weighted-average common shares outstanding used to compute basic net income per share; two classes of equity securities were outstanding prior to December 13, 2006			27,117

Weighted-average common shares outstanding used to compute basic net income per share after conversion of convertible redeemable preferred stock; one class of equity securities was outstanding as of December 13, 2006	44,507	43,269	42,902

Weighted-average common shares outstanding	44,507	43,269	27,896
Add dilutive common equivalents:
Stock options	1,716	2,480	2,351
Series D preferred stock	—	—	1,665
Convertible supplier note payable	—	—	1,093

Shares used to compute diluted net income per share	46,223	45,749	33,005

The following is a summary of the securities outstanding that have been excluded from the calculations because the effect on net income per share would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2008	2007	2006

Stock options	667	160	—
Series A preferred stock	—	—	342
Series B preferred stock	—	—	2,810

The Series B Warrants were only exercisable upon the completion of an initial public offering of the Company’s common stock or the sale, liquidation, or merger of the Company and, as such, any shares that would have been issued upon the exercise of the Series B Warrants were excluded from the computations of net income per share for all periods presented.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006

Calculation of basic net income per share:
Net income for the period during which two classes of equity securities were outstanding			$27,790
Accretion of series B preferred stock			(1,994)
Beneficial conversion feature			(18,267)

Net income, net of assured stock dividends			$7,529
Percent of net income applicable to common stockholders(1)			85%
Net income applicable to common stockholders			6,435
Weighted average common shares outstanding			27,117
Basic net income per share for the period during which two classes of equity securities were outstanding			$0.24

Net income for the period during which a single class of equity securities was outstanding	$36,654	$29,895	$1,443
Weighted average common shares outstanding	44,507	43,269	42,902
Basic net income per share for the period during which a single class of equity securities was outstanding	$0.82	$0.69	$0.03

Basic net income per share	$0.82	$0.69	$0.27

Calculation of diluted net income per share:
Net income applicable to common stockholders	$36,654	$29,895	$7,877
Interest expense on convertible supplier note payable	—	—	158
Net income applicable to dilutive convertible preferred	—	—	384

Net income	36,654	29,895	8,419
Weighted average diluted shares outstanding	46,223	45,749	33,005
Diluted net income per share	$0.79	$0.65	$0.26

(1)	Calculation of percentage of net income applicable to common stockholders

Year Ended
December 31,
2006

Weighted average common shares outstanding	27,896
Weighted average dilutive convertible preferred stock	1,665
Weighted average anti-dilutive convertible preferred stock outstanding	3,079

Weighted average common shares and preferred shares outstanding	32,640
Percent of net income applicable to common stockholders	85%
Percent of net income applicable to dilutive convertible preferred stockholders	5%

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases certain facilities under cancelable and noncancelable operating lease agreements which expire through January 2014. In addition, the Company leases capital equipment under operating leases. Rent expense for the years ended December 31, 2008, 2007 and 2006 totaled $791,000, $466,000 and $383,000, respectively.

Commitments under the noncancelable lease agreements as of December 31, 2008, are as follows (in thousands):

Years Ending December 31	Facilities	Equipment	Total

2009	$1,126	$1,931	$3,057
2010	851	1,720	2,571
2011	714	1,533	2,247
2012	65	1,018	1,083
2013	64	848	912
2014	—	441	441
Thereafter	—	93	93

Total	$2,820	$7,584	$10,404

Employment Agreements — The Company has entered into employment agreements with certain members of senior management. The terms of these agreements are up to three years and include noncompete and nondisclosure provisions, as well as provide for defined severance payments in the event of termination.

Contractual Obligations — The Company has entered into building agreements related to expansion of its manufacturing facilities. Obligations under these agreements were $1,313,000 as of December 31, 2008.

11.	LEGAL PROCEEDINGS

In November 2006, the Company was sued for patent infringement relating to fiber laser and amplifier products we produce. The plaintiff has made a complaint for damages of over $10 million, treble damages for alleged willful infringement and injunctive relief. The case has been stayed until the termination of a pending patent re-examination.

In February 2008, the Company was sued for patent infringement relating to two product lines used in medical laser applications. The plaintiff has filed a complaint for unspecified damages, treble damages for alleged willful infringement and injunctive relief. The patent asserted in the lawsuit expired in April 2007. The case has been stayed until October 2009 in connection with a pending patent re-examination.

The Company believes it has meritorious defenses and intends to vigorously contest these claims. No loss is deemed probable at December 31, 2008 and no amounts have been accrued in respect to these contingencies.

12.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement savings plan covering all of its U.S. employees. The Company makes matching contributions equal to 50% of the employee’s contributions, subject to a maximum of 6% of eligible compensation. Compensation expense related to the Company’s contribution to the plan for the years ended December 31, 2008, 2007 and 2006, approximated $504,000, $405,000 and $321,000, respectively.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2008, the Company adopted an employee stock purchase plan covering its U.S. employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or the last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee’s compensation. Compensation expense related to the employee stock purchase plan for the year ended December 31, 2008 approximated $67,000.

13.	INCOME TAXES

Income before the impact of income taxes and minority interests in consolidated subsidiaries for the years ended December 31, consisted of the following (in thousands):

	2008	2007	2006

U.S.	$11,527	$18,079	$1,307
Foreign	45,037	29,531	26,812

Total	$56,564	$47,610	$28,119

The Company’s (provision for) benefit from income taxes for the years ended December 31, consisted of the following (in thousands):

	2008	2007	2006

Current:
U.S.	$(1,215)	$(30)	$2,859
Foreign	(14,451)	(7,376)	(10,023)

Total current	(15,666)	(7,406)	(7,164)

Deferred:
Federal	(3,177)	(6,659)	(4,329)
State	(308)	(436)	(290)
Foreign	731	(2,178)	(2,902)
Change in valuation allowance	309	1,157	17,680

Total deferred	(2,445)	(8,116)	10,159

(Provision for) benefit from income taxes	$(18,111)	$(15,522)	$2,995

In 2006, the Company determined that it was more likely than not that a benefit would be realized from the domestic deferred tax assets and released $13,060,000 related to the valuation allowance in addition to a favorable change of $4,620,000 resulting from the use of net operating losses in 2006. In 2007, the provision for income taxes was affected by a change in valuation of deferred tax assets and liabilities as a result of a reduction in enacted tax rates in Germany. Additionally, there was a change in certain U.S. deferred tax assets and liabilities as a result of a change in estimated state tax rates and a change in valuation allowance due to the utilization of state tax loss carry-forwards. In 2008, the provision for income taxes was affected by a change in valuation of deferred tax assets and liabilities as a result of a reduction in enacted tax rates in Russia as well as a release of valuation allowance due to the utilization of the remaining state tax loss carry-forwards.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax (provision) benefit for the years ended December 31, is as follows (in thousands):

	2008	2007	2006

Tax at statutory rate	$(19,797)	$(16,663)	$(9,560)
Non-U.S. rate differential — net	2,261	7	(1,388)
State income taxes — net	(308)	(522)	(121)
Effect of changes in enacted tax rates on deferred tax assets and liabilities	(176)	1,124	—
Fair value adjustment to series B warrants			(2,531)
Nondeductible stock compensation expense	(448)	(226)	(76)
Tax Credits	1,183	829	—
Change in Reserves	(934)	(636)	—
Change in valuation allowance	309	1,157	17,680
Other — net	(201)	(592)	(1,009)

	$(18,111)	$(15,522)	$2,995

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows (in thousands):

	2008	2007

Property, plant, and equipment	$(235)	$(1,089)
Inventory provisions	4,510	3,226
Allowances and accrued liabilities	(266)	803
Other tax credits	1,919	2,232
Deferred compensation	(520)	(2,247)
Net operating loss carryforwards	241	1,911
Valuation allowance	—	(309)

Net deferred tax assets	$5,649	$4,527

As of December 31, 2008, the Company has U.S. federal and state tax net operating loss carryforwards available for future periods of approximately $9,250,000 and $3,000,000, respectively. The federal and state tax net operating loss carryforwards begin expiring in 2022 and 2008, respectively. All of the federal net operating loss carryforward will be credited to paid in capital when realized.

In 2007, the Company adopted the provisions of FIN 48. The effect of adoption on the results of operations and financial condition of the Company as of and for the year ended December 31, 2007 was not material. The Company had unrecognized tax benefits of $1,672,000 and $865,000 at December 31, 2008 and 2007, respectively. If recognized, all of the Company’s unrecognized tax benefits would be recorded as a component of income tax expense. Estimated penalties and interest related to the underpayment of income taxes are $129,000 and $179,000 for the years ended December 31, 2008 and 2007. Total accrued penalties and interest related to the underpayment of income taxes are $308,000 and $179,000 for the years ended December 31, 2008 and 2007, respectively.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. Open tax years by major jurisdictions are:

•	United States	2002 — 2008
•	Germany	2003 — 2008
•	Russia	2008

We are currently undergoing an examination by German tax authorities for the years 2003 to 2007. It is not expected that the outcome of this examination will have a material effect on unrecognized tax benefits.

14.	GEOGRAPHIC AND PRODUCT INFORMATION

The Company markets and sells its products throughout the world through both direct sales and distribution channels. The geographic sources of the Company’s net sales, based on billing addresses of the Company’s customers are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

United States and other North America	$52,018	$53,272	$45,519
Europe:
Germany	44,771	33,450	24,454
Other including Eastern Europe/CIS	49,306	39,345	24,037
Asia and Australia:
Japan	41,310	32,894	35,585
Other	36,272	29,670	13,184
Rest of the World	5,399	46	446

Total	$229,076	$188,677	$143,225

Sales are derived from products for different applications: fiber lasers and diode lasers for materials processing, fiber lasers and amplifiers for advanced applications, fiber amplifiers for communications applications, and fiber lasers for medical applications. Net sales for these product lines are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Materials processing	$187,720	$140,044	$97,600
Advanced applications	24,670	25,047	19,224
Communications	12,904	13,062	15,222
Medical	3,782	10,524	11,179

Total	$229,076	$188,677	$143,225

The Company had one customer that individually comprised 7%, 7% and 10% of net sales during the years ended December 31, 2008, 2007 and 2006, respectively. Accounts receivable related to this customer totaled approximately 5% and 7% of the net accounts receivable balance as of December 31, 2008 and 2007, respectively.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The geographic locations of the Company’s long-lived assets, based on physical location of the assets, as of December 31, 2008 and 2007, are as follows (in thousands):

	December 31,
	2008	2007

United States	$61,943	$44,560
Germany	48,424	41,112
Russia	9,418	5,988
China	4,269	3,712
Other	2,396	998

	$126,450	$96,370

15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$52,876	$55,994	$62,012	$58,194
Gross profit	24,400	26,947	29,422	26,531
Net income applicable to common stockholders	8,149	8,552	10,893	9,060
Basic earnings per share applicable to common stockholders	0.18	0.19	0.24	0.20
Diluted earnings per share applicable to common stockholders	0.18	0.19	0.23	0.20

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$41,753	$43,952	$47,905	$55,067
Gross profit	19,331	20,319	21,705	23,627
Net income applicable to common stockholders	6,613	6,388	8,557	8,337
Basic earnings per share applicable to common stockholders	0.15	0.15	0.20	0.19
Diluted earnings per share applicable to common stockholders	0.15	0.14	0.19	0.18

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Form of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-136521 filed with the Securities and Exchange Commission (the “Commission”) on August 11, 2006)
3.2	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to Registration Statement No. 333-136521 filed with the Commission on November 24, 2006)
3.3	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.3 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-136521 filed with the Commission on November 14, 2006)
4.2	Registration Rights Agreement by and among the Registrant and the Investors named therein, dated as of August 30, 2000, as amended (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)
10.1	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.2	Amendment to Section 4.2 of 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.3	2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.4	Amendment to Section 4.2 of 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.5	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 4, 2009)
10.6	Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.7	Amendment to Section 4.2 of Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.8	Senior Executive Short-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)
10.9	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.10	Form of Subordinated Note of the Registrant to be issued to holders of series B preferred stock (incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)
10.11	Employment Agreement by and between the Registrant and Valentin P. Gapontsev, dated May 9, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.12	Service Agreement by and between the Registrant and Eugene Shcherbakov, dated May 9, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.13	Form of Employment Agreement dated May 9, 2008, between the Registrant and each of Timothy P.V. Mammen, Angelo P. Lopresti, George H. BuAbbud, William S. Shiner and Alexander Ovtchinnikov (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.14	Form of Confidentiality, Non-Competition and Confirmatory Assignment Agreement between the Registrant and each of the named executive officers and certain other executive officers. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)

Exhibit
Number	Description

10.15	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)
10.16	Form of Stock Option Agreement under the 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.17	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.18	Form of Stock Option Agreement under the 2006 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.19	Form of Confidentiality, Non-Competition and Confirmatory Assignment Agreement (incorporated by reference to Exhibit 10.16 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)
10.20	Sublease Agreement between IP Fibre Devices (UK) Ltd. and IPG Photonics (UK) Ltd., dated October 31, 2006 (incorporated by reference to Exhibit 10.45 to Registration Statement No. 333-136521 filed with the Commission on November 14, 2006)
10.21	Loan Agreement between the Registrant and Bank of America, N.A. dated as of June 4, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)
10.22	Revolving Credit Note by the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)
10.23	Term Note by the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)
10.24	Mortgage and Security Agreement between Registrant and Bank of America, N.A. dated as of June 4, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)
10.25	Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated October 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2007)
10.26	Amendment 1 to the Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated March 5, 2009.
10.27	Guarantee of the Registrant dated October 10, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2007)
10.28	Annex 1 dated March 5, 2009, to Guaranty of the Registrant dated October 10, 2007.
10.29	Agreement and Plan of Reorganization among the Registrant, IPG Laser GmbH, Valentin P. Gapontsev and Igor Samartsev, dated as of August 5, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008)
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350