Form 10-Q
period 2009-03-31
IPG PHOTONICS CORP
filed 2009-05-11
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐       NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
     As of May 7, 2009, there were 45,369,925 shares of the registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(In thousands, except share and per share date)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,601	$51,283
Accounts receivable, net	29,740	41,842
Inventories, net	66,445	72,555
Income taxes receivable	1,585	1,968
Prepaid expenses and other current assets	6,265	7,200
Deferred income taxes	8,042	6,175

Total current assets	183,678	181,023
DEFERRED INCOME TAXES	2,765	2,400
PROPERTY, PLANT AND EQUIPMENT, Net	112,865	114,492
OTHER ASSETS	14,497	15,303

TOTAL	$313,805	$313,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$29,760	$19,769
Current portion of long-term debt	1,333	1,333
Accounts payable	5,029	7,739
Accrued expenses and other liabilities	17,507	17,988
Deferred income taxes	337	1,690
Income taxes payable	2,364	507

Total current liabilities	56,330	49,026

DEFERRED INCOME TAXES AND OTHER LONG-TERM
LIABILITIES	2,089	2,896

LONG-TERM DEBT	17,649	17,997

COMMITMENTS AND CONTINGENCIES
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 45,352,033 shares issued and outstanding at March 31, 2009; 44,965,960 shares issued and outstanding at December 31, 2008	5	4
Additional paid-in capital	288,209	283,217
Accumulated deficit	(52,572)	(53,843)
Accumulated other comprehensive income	1,886	8,794

Total IPG Photonics Corporation stockholders’ equity	237,528	238,172
NONCONTROLLING INTERESTS	209	5,127

Total equity	237,737	243,299

TOTAL	$313,805	$313,218

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)
NET SALES	$45,408	$52,876
COST OF SALES	29,547	28,476

GROSS PROFIT	15,861	24,400

OPERATING EXPENSES:
Sales and marketing	3,189	3,147
Research and development	4,142	2,874
General and administrative	4,990	6,412
Loss (gain) on foreign exchange	1,515	(573)

Total operating expenses	13,836	11,860

OPERATING INCOME	2,025	12,540

OTHER (EXPENSE) INCOME, NET:
Interest expense	(390)	(95)
Other (expense) income, net	(148)	47

Total other expense	(538)	(48)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,487	12,492
PROVISION FOR INCOME TAXES	(461)	(3,997)

NET INCOME	1,026	8,495
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(245)	346

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$1,271	$8,149

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$0.03	$0.18
Diluted	$0.03	$0.18
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	45,094	44,095
Diluted	46,152	46,041
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,026	$8,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,380	3,609
Deferred income taxes	(4,174)	(2,032)
Stock-based compensation	635	387
Unrealized losses (gains) on foreign currency transactions	1,513	(353)
Other	(31)	130
Provisions for inventory, warranty and bad debt	3,728	1,710
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	10,281	(2,188)
Inventories	859	(7,298)
Prepaid expenses and other current assets	(1,626)	618
Accounts payable	(1,156)	798
Accrued expenses and other liabilities	(697)	(649)
Income and other taxes payable	2,772	2,132

Net cash provided by operating activities	17,510	5,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and intangible assets	(4,686)	(12,962)
Proceeds from sale of marketable securities	—	4,450
Other	22	59

Net cash used in investing activities	(4,664)	(8,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	13,528	5,926
Payments on line-of-credit facilities	(3,298)	(2,585)
Purchases of noncontrolling interests	(455)	—
Principal payments on long-term borrowings	(344)	—
Exercise of employee stock options and related tax benefit from exercise	137	310

Net cash provided by financing activities	9,568	3,651

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(2,096)	169

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,318	726
CASH AND CASH EQUIVALENTS — Beginning of period	51,283	37,972

CASH AND CASH EQUIVALENTS — End of period	$71,601	$38,698

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$403	$108

Income taxes paid	$2,795	$2,915

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$365	$1,556
Purchases of noncontrolling interests in exchange for Common Stock	$2,191	$—
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2009		2008
		(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	44,965,960	$4	44,012,341	$4
Common stock issued in purchase of noncontrolling interests	293,146	1	—	—
Exercise of stock options	92,927	—	193,994	—

Balance, end of period	45,352,033	5	44,206,335	4

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		283,217		275,506
Common stock issued in purchase of noncontrolling interests		2,190		—
Discount on purchase of noncontrolling interests		2,028		—
Exercise of stock options		139		310
Stock-based compensation		635		387

Balance, end of period		288,209		276,203

ACCUMULATED DEFICIT
Balance, beginning of year		(53,843)		(90,497)
Net income attributable to IPG Photonics Corporation		1,271		8,149

Balance, end of period		(52,572)		(82,348)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year		8,794		15,167
Translation adjustments		(5,893)		6,375
Unrealized loss on derivatives, net of tax		(1,015)		—

Balance, end of period		1,886		21,542

TOTAL IPG PHONTONICS CORPORATION STOCKHOLDERS’ EQUITY		237,528		215,401

NONCONTROLLING INTERESTS
Balance, beginning of year		5,127		4,455
Net (loss) income attributable to noncontrolling interests		(245)		346
Purchase of noncontrolling interests		(2,645)		—
Discount on purchase of noncontrolling interests		(2,028)		—

Balance, end of period		209		4,801

TOTAL EQUITY		$237,737		$220,202

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying unaudited interim consolidated financial statements have been prepared by IPG Photonics Corporation, or “IPG”, “we”, “our”, or “the Company”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our annual report on Form 10-K for the year ended December 31, 2008.
     Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 was retrospectively applied, and
•	clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements,

•	requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest,

•	establishes standards for accounting for changes in a parent’s ownership interest in a subsidiary, and

•	requires expanded disclosures that clearly identify and distinguish between interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.
     The calculation of earnings per share continues to be based on income amounts attributable to the parent. SFAS No. 160 was effective for the Company beginning January 1, 2009. The changes in presentation prescribed by SFAS No. 160 are incorporated in the accompanying Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Equity.
     In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (revised 2007)”). SFAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS No. 141 (revised 2007) was required to be applied prospectively beginning January 1, 2009 and has not had a material effect on our financial statements.
     In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), and related hedged items accounted for under SFAS 133. SFAS 161 requires additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 was effective for the Company beginning January 1, 2009. The disclosures prescribed by SFAS 161 are included in Note 7 of these Notes to Consolidated Financial Statements.
3. INVENTORIES
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Components and raw materials	$25,073	$27,482
Work-in-process	26,719	28,653
Finished goods	14,653	16,420

Total	$66,445	$72,555

     The Company recorded inventory provisions totaling $2,743,000 and $733,000 for the three months ended March 31, 2009 and 2008, respectively. These provisions were recorded as a result of changes in market prices of certain components, the realizable value of those inventories through finished product sales and uncertainties related to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. FINANCING ARRANGEMENTS
     The Company’s borrowings under existing financing arrangements consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Revolving Line-of-Credit Facilities:
Euro Credit and Overdraft Facilities	$1,213	$670
U.S. Line of Credit	28,547	19,099

Total	$29,760	$19,769

Term Debt:
U.S. Long-Term Note	18,982	19,330
Less current portion	(1,333)	(1,333)

Total long-term debt	$17,649	$17,997

5. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
     The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share (in thousands, except per share data):

	Three Months
	Ended March 31,
	2009	2008
Net income attributable to IPG Photonics Corporation	$1,271	$8,149
Weighted average shares	45,094	44,095
Dilutive effect of common stock equivalents	1,058	1,946

Diluted weighted average common shares	46,152	46,041

Basic net income attributable to IPG Photonics Corporation per share	$0.03	$0.18

Diluted net income attributable to IPG Photonics Corporation per share	$0.03	$0.18

     The computation of diluted weighted average common shares excludes 1,399,000 and 66,000 shares for the three months ended March 31, 2009 and 2008, respectively, because the effect on net income attributable to IPG Photonics Corporation per share would have been anti-dilutive.
6. COMPREHENSIVE INCOME
     Total comprehensive income and its components were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income attributable to IPG Photonics Corporation	$1,271	$8,149
Other comprehensive income:
Unrealized loss on derivatives, net of tax	31	—
Foreign currency translation adjustment	(6,939)	6,375

Comprehensive income	$(5,637)	$14,524
7. DERIVATIVE FINANCIAL INSTRUMENTS
     On January 1, 2009, we adopted SFAS No. 161, which requires enhanced disclosures regarding an entity’s derivative and hedging activities as provided below.
     Our primary market exposures are to interest rates and foreign exchange rates. We use certain derivative financial instruments to help manage these exposures. We execute these instruments with financial institutions we judge to be credit-worthy and the majority are denominated in currencies of major industrial countries. We do not hold or issue derivative financial instruments for trading or speculative purposes.
     We recognize all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheet. We have used foreign currency forward contracts as cash flow hedges of forecasted intercompany settlements denominated in foreign currencies. We have no outstanding foreign currency forward contracts. We have an interest rate swap that is classified as a cash flow hedge of our variable rate debt.
     Cash flow hedges - Our cash flow hedge is an interest rate swap under which we agree to pay fixed rates of interest. We have no derivatives that are not accounted for as a hedging instrument. The fair value amounts in the consolidated balance sheet at March 31, 2009 were (in thousands):

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value

Interest rate swap	Other Assets	$—	Deferred income taxes and other long-term liabilities	$1,628

Total		$—		$1,628

     The derivative gains and losses in the consolidated statement of operations for the three months ended March 31, 2009, related to our interest rate swap contract was as follows (in thousands):

	Pretax Loss Recognized in	Pretax Loss on Effective
	Other Comprehensive	Portion of Derivative		Ineffective Portion of Gain on
	Income on	Reclassified from		Derivative and Amount Excluded
Derivatives in Cash Flow	Effective Portion of	Accumulated Other		from Effectiveness Testing
Hedging Relationships	Derivative	Comprehensive Loss		Recognized in Income
	Amount	Location	Amount	Location	Amount
Interest Rate Swap	$49		$—		$—

     The notional amount of the outstanding interest rate swap was $18,982,000. We made no adjustments to the fair value of this derivative as a result of evaluating counterparty risk.
8. FAIR VALUE MEASUREMENTS
     Effective January 1, 2009, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. We adopted SFAS No. 157 for financial assets and liabilities in 2008. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

		Fair Value Measurements at
		March 31, 2009
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$9,027	$9,027	$—	$—
Treasury Bills	30,664	30,664	—	—
Auction Rate Securities	1,309	—	—	1,309

Total assets	$41,000	$39,691	$—	$1,309

Liabilities
Interest Rate Swap	$(1,638)	$—	$(1,638)	$—

Total liabilities	$(1,638)	$—	$(1,638)	$—

		Fair Value Measurements at
		December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$22,560	$22,560	$—	$—
Treasury Bills	9,090	9,090	—	—
Auction Rate Securities	1,309	—	—	1,309

Total assets	$32,959	$31,650	$—	$1,309

Liabilities
Interest Rate Swap	$(1,667)	$—	$(1,667)	$—

Total liabilities	$(1,667)	$—	$(1,667)	$—

9. INTANGIBLE ASSETS

	March 31,	December 31,
(In thousands)	2009	2008
Amortizable intangible assets
Patents	$3,650	$3,650
Customer relationships	1,574	1,655
Other identifiable intangibles	437	544

	5,661	5,849
Accumulated amortization	(959)	(737)

	$4,702	$5,112

     The estimated future amortization expense for intangibles as of March 31, 2009 is as follows (in thousands):

2009	2010	2011	2012	2013	Thereafter
$1,047	$1,183	$1,183	$924	$292	$73
10. PRODUCT WARRANTIES
     The company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the three months ended March 31, 2009 and 2008 (in thousands).

	2009	2008
Beginning balance — January 1	$3,224	$1,986
Additions for current year deliveries	603	831
Reductions for payments made	(389)	(436)
Impact of foreign currency rate changes	(94)	65

Ending balance — March 31	$3,344	$2,446

11. COMMITMENTS AND CONTINGENCIES
     In November 2006, the Company was sued for patent infringement relating to certain products, including but not limited to fiber lasers and fiber amplifiers. The plaintiff has made a complaint for damages of over $10 million, treble damages for alleged willful infringement and injunctive relief. The case has been stayed until the termination of a pending patent re-examination.
     In February 2008, the Company was sued for patent infringement relating to two product lines used in medical laser applications. The plaintiff has filed a complaint for unspecified damages, treble damages for alleged willful infringement and injunctive relief. The patent asserted in the lawsuit expired in April 2007. The case has been stayed until October 2009 in connection with a patent reexamination.
     The Company believes it has meritorious defenses and intends to vigorously contest the claims. No loss is deemed probable at March 31, 2009 and no amounts have been accrued in respect of these contingencies.

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
     Net sales. Our net sales have historically fluctuated from quarter to quarter. The increase or decrease in sales from a prior quarter can be affected by the timing of orders received from customers, the shipment, installation and acceptance of products at our customers’ facilities, the mix of OEM orders and one-time orders for products with large purchase prices, and seasonal factors such as the purchasing patterns and levels of activity throughout the year in the regions where we operate. Historically, our net sales have been higher in the second half of the year than in the first half of the year. Furthermore, net sales can be affected by the time taken to qualify our products for use in new applications in the end markets that we serve. The adoption of our products by a new customer or qualification in a new application can lead to an increase in net sales for a period, which may then slow until we further penetrate new markets or obtain new customers. Our net sales can also be affected from quarter to quarter by the general level of worldwide economic activity, including economic expansion or contraction, and expenditures on capital equipment. In general, increases in worldwide economic activity have a positive effect on our sales and decreases in economic activity have a negative effect our sales.
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
     Due to the fact that we have high fixed costs, our costs are difficult to adjust in response to changes in demand. In addition, our fixed costs will increase as we expand our capacity. Gross margins generally improve when greater absorption of fixed overhead costs is associated with an increase in sales. In addition, absorption of fixed costs can benefit gross margins due to an increase in production that is not sold and placed into inventory. Gross margins generally decline if production volumes are lower as a result of a decrease in sales or inventory because the absorption of fixed manufacturing costs will be reduced. If both sales and inventory decrease in the same period the decline in gross margin may be magnified if we cannot reduce fixed costs or chose not to reduce fixed costs to match the decrease in the level of production. We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. If we experience a decline in sales that reduces absorption of our fixed costs, or if we have production issues or inventory write-downs, our gross margins will be negatively affected.
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
     General and administrative expense. We expect our general and administrative expenses to increase moderately as we continue to invest in systems and resources to support our worldwide operations. Legal expenses vary from quarter to quarter based upon the stage of litigation, including patent re-examinations and termination of litigation stays but could increase in response to any future litigation or due to a change in status of current intellectual property matters. The timing and amount of legal expenses may vary substantially from quarter to quarter.
     Major customers. We have historically depended on a few customers for a large percentage of our annual net sales. The composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 29% in 2006, 20% in 2007, 17% in 2008, and 15% for the three months ended March 31, 2009. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our net sales to our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008
     Overview. The worldwide economic downturn negatively affected our results of operations for the three months ended March 31, 2009. With uncertain end market demand, we will continue to focus on controlling costs and reducing inventories in order to maximize cash flow. At the same time, we plan to continue to build on our technology by investing in new sales and application personnel and R&D for new products. We anticipate that economic conditions will continue to have a negative effect on our financial results in the second quarter of 2009 as we experience continued weakness across many of our end markets, especially in materials processing.
     Net sales. Net sales decreased by $7.5 million, or 14.1%, to $45.4 million for the three months ended March 31, 2009 from $52.9 million for the three months ended March 31, 2008. This decrease was attributable to lower sales of fiber lasers in materials processing applications, where net sales decreased by $9.4 million or 21.3% and communications applications, where net sales decreased by $0.3 million or 9.0%, offset by increases in sales of advanced applications, where net sales increased by $1.8 million, or 34.7%, and medical applications, where net sales increased by $0.4 million, or 78.4%. The decrease in materials processing applications resulted from decreased sales of pulsed lasers and low-power lasers used in marking, engraving and printing applications. The decrease in pulsed laser sales was partially off-set by an increase in sales of high power laser for materials processing. The decrease in communications applications sales resulted primarily from decreased sales of amplifiers and high power amplifiers. The increase in sales of advanced applications was due to higher sales of high power lasers used in government and defense research. We estimate that if exchange rates had been approximately the same as one year ago our first quarter 2009 sales would have been $2.1 million higher.
     Cost of sales and gross margin. Cost of sales increased by $1.0 million, or 3.8%, to $29.5 million for the three months ended March 31, 2009 from $28.5 million for the three months ended March 31, 2008. Our gross margin decreased to 34.9% for the three months ended March 31, 2009 from 46.1% for the three months ended March 31, 2008. The decrease in gross margin was the result of less favorable absorption of our fixed manufacturing costs due to a decline in sales volume and reduction of inventory as well as an increase in charges related to inventory write-downs. These increases were offset by a reduction in manufacturing expenses in the period primarily related to reduced salaries and benefits expense and other manufacturing supplies. Expenses related to inventory reserves and other valuation adjustments increased by $2.0 million to $2.7 million or 6.0% of sales for the three months ended March 31, 2009 as compared to 1.5% of sales for the three months ended March 31, 2008. We estimate that if exchange rates had been approximately the same as one year ago our first quarter 2009 gross profit would have been $0.5 million higher.
     Sales and marketing expense. Sales and marketing expense increased by $0.1 million, or 1.3%, to $3.2 million for the three months ended March 31, 2009 from $3.1 million for the three months ended March 31, 2008, primarily as a result of an increase of $0.2 million in contractor, advertising and travel expenses offset by a $0.1 million decrease in selling expenses related to decreased depreciation of units used for demonstration purposes. As a percentage of sales, sales and marketing expense increased to 7.0% for the three months ended March 31, 2009 from 6.0% for the three months ended March 31, 2008. As we continue to expand our worldwide sales organization, we expect expenditures on sales and marketing to continue to increase in the aggregate although the near term increases will be more moderate. We estimate that if exchange rates had been approximately the same as one year ago our first quarter 2009 sales and marketing expense would have been $0.2 million higher.
     Research and development expense. Research and development expense increased by $1.2 million, or 44.2%, to $4.1 million for the three months ended March 31, 2009 from $2.9 million for the three months ended March 31, 2008. This increase was primarily due to an increase of $0.6 million in material costs and $0.3 million in personnel costs. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields and the development of new products operating at different wavelengths and at higher output powers and new complimentary accessories used with our products. As a percentage of sales, research and development expense increased to 9.1% for the three months ended March 31, 2009 from 5.4% for the three months ended March 31, 2008. We estimate that if exchange rates had been approximately the same as one year ago our first quarter 2009 research and development expenses would have been $0.4 million higher.
     General and administrative expense. General and administrative expense decreased by $1.4 million, or 22.2%, to $5.0 million for the three months ended March 31, 2009 from $6.4 million for the three months ended March 31, 2008, primarily due to a decrease of $1.2 million in patent litigation defense fees and a $0.6 million decrease in personnel and contractor expenses partially offset by $0.4 million increase in reserves for bad debts. Expenses for patent litigation defense were higher for the three months ended March 31, 2008 due to activity in one patent litigation and a new patent litigation brought against the Company. As a percentage of sales, general and administrative expense decreased to 11.0% for the three months ended March 31, 2009 from 12.1%. We estimate that if exchange rates had been approximately the same as one year ago our first quarter 2009 general and administrative expenses would have been $0.4 million higher.
     Loss (gain) on foreign exchange. Loss (gain) on foreign exchange increased by $2.1 million to a loss of $1.5 million for the three months ended March 31, 2009 from a gain of $0.6 million for the three months ended March 31, 2008 and was primarily attributable to the depreciation of the Russian Ruble and Euro against the U.S. Dollar.
     Interest expense. Interest expense, net was $0.4 million for the three months ended March 31, 2009 compared to $0.1 million for the three months ended March 31, 2008. The change in interest expense resulted from higher interest expense due to increased utilization of credit lines.
     Provision for income taxes. Provision for income taxes decreased by $3.5 million to $0.5 million for the three months ended March 31, 2009 from $4.0 million for the three months ended March 31, 2008, representing an effective tax rate of 31.0% for the three months ended March 31, 2009 as compared to an effective tax rate of 32.0% for the three months ended March 31, 2008. The decrease in the effective tax rate is primarily due to changes in distribution of income among tax jurisdictions subject to differing tax rates.
     Net income attributable to IPG Photonics Corporation . Net income attributable to IPG Photonics Corporation decreased by $6.9 million to $1.3 million for the three months ended March 31, 2009 from $8.1 million for the three months ended March 31, 2008. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 12.6 percentage points to 2.8% for the three months ended March 31, 2009 from 15.4% for the three months ended March 31, 2008 due to the factors described above.
Liquidity and Capital Resources
     Our principal sources of liquidity as of March 31, 2009 consisted of cash and cash equivalents of $71.6 million, unused credit lines and overdraft facilities of $29.2 million and working capital (excluding cash) of $55.7 million. This compares to cash and cash equivalents of $51.3 million, unused overdraft facilities of $40.9 million and working capital (excluding cash) of $80.7 million as of December 31, 2008. The increase in cash and cash equivalents of $20.3 million from December 31, 2008 relates primarily to cash provided by operating activities during the first quarter of 2009 of $17.5 million and net proceeds from our credit lines of $10.3 million, partially offset by capital expenditures and the acquisition of noncontrolling interests totaling $5.1 million and the negative effect of foreign exchange on cash and cash equivalents of $2.1 million.
     We held approximately $1.3 million in auction-rate securities (ARSs) at March 31, 2009 all of which is included in other long-term assets. Our investments in ARSs at March, 31, 2009 consisted solely of taxable municipal debt securities. None of the ARSs in our portfolio are collateralized debt obligations (CDOs) or mortgage-backed securities.
     As a result of continued auction failures, we continue to hold the ARSs not subject to redemption and the issuers are required to pay interest on the ARSs at the maximum contractual rate. As these auction failures have affected our ability to access these funds in the near term, we have classified these as long-term available for sale securities. Additionally, we have assessed the fair value of these instruments and have identified an other-than-temporary decline in their market value related to the lack of liquidity. As a result, we carry these ARSs at approximately 86% of their face value and recorded a charge totaling $191,000 during 2008. These ARSs are insured and are rated A2 and AA by Moody’s and Standard & Poor’s, respectively. If the credit rating of the issuer of the ARSs were to deteriorate, we may be required to further adjust the carrying value of these investments by recording additional impairment charges. Based on our ability to access our cash, our expected operating cash flows and our available credit lines, we do not expect that the current lack of liquidity in our investments in ARSs will have a material impact on our overall liquidity, financial condition or results of operations.
     Our long-term debt consists of a $19.0 million secured variable-rate note described in Note 4 to our consolidated financial statements which matures in August 2013. The note is secured by a mortgage on real estate and buildings in Massachusetts. We expect that the existing cash and marketable securities, our cash flows from operations and our existing lines of credit will be sufficient to meet our liquidity and capital needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our rate of net sales growth, the timing and extent of spending to support development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We have made no arrangements to obtain additional financing, and there is no assurance that such additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.
The following table details our line-of-credit facilities as of March 31, 2009:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit	Up to $35 million	LIBOR plus 0.8% to 1.2%, depending on the Company’s performance	July 2011	Unsecured

Euro Credit Facility (Germany) (1)	Euro 15.0 million ($19.8 million)	Euribor + 1.0% or EONIA + 1.5%	June 2010	Unsecured, guaranteed by parent company

Euro Overdraft Facilities	Euro 3.2 million ($4.2 million)	3.90%-6.95%	Between July 2009 and March 2010	Common pool of assets of German and Italian subsidiaries

(1)	$4.0 million of this credit facility is available to our Russian subsidiary and $1.3 million is available to our Italian subsidiary
     The Company is required to meet certain financial covenants associated with its U.S. revolving line of credit and long term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. For trailing twelve month periods until June 2010, up to $15.0 million of our capital expenditures are treated as being funded from the proceeds of our initial public offering. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of March 31, 2009.
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
     Operating activities. Net cash provided by operating activities in the three months ended March 31, 2009 increased by $12.1 million to $17.5 million from $5.4 million in the three months ended March 31, 2008. The increase in cash provided by operating activities in the first quarter of 2009 compared to the first quarter of 2008 primarily resulted from:
•	A decrease in accounts receivable of $10.3 million compared to an increase of $2.2 million;

•	A decrease in inventory of $0.9 million compared to an increase of inventory of $7.3 million; partially offset by

•	A decrease in cash provided by net income after adding back non-cash charges of $4.9 million.

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
     Investing activities. Net cash used in investing activities was $4.7 million and $8.5 million in the three months ended March 31, 2009 and 2008, respectively. The cash used in investing activities in the first quarter of 2009 was related to $4.7 million of capital expenditures on property, plant and equipment. The cash used in investing activities in the first quarter of 2008 was primarily related to capital expenditures on property, plant and equipment of $13.0 million. In 2009 and 2008, capital expenditures in the United States, Germany, and Russia related to facilities and equipment for diode wafer growth, burn-in test stations and packaging as well as new fiber assembly and component production facilities. We expect capital expenditures, excluding intangible assets, in the range of $13 million to $15 million for the year ended December 31, 2009. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer, with the result that it would be difficult to defer such committed capital expenditures to a later period.
     Financing activities. Net cash provided by financing activities was $9.6 million in the three months ended March 31, 2009 as compared $3.7 million in the three months ended March 31, 2008. The cash provided by financing activities in 2009 was primarily related to the net proceeds of $10.2 million from the use of our credit lines, partially offset by cash used to purchase noncontrolling interests of $0.4 million. The cash provided by financing activities in 2008 was primarily related to the net proceeds of $3.3 million from the use of our credit lines. The increase in net drawings on credit lines in 2009 was primarily related to a plan to increase cash liquidity in response to economic uncertainties present during the three months ended March 31, 2009.
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
     The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, “Business” and Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the period ended December 31, 2008. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (revised 2007)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”).
     SFAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. SFAS No. 141 (revised 2007) was required to be applied prospectively beginning January 1, 2009 and did not have a material effect on our financial statements.
     SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as a component of stockholders’ equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 was effective for the Company beginning January 1, 2009. The changes in presentation prescribed by SFAS No. 160 have been incorporated in the accompanying Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Equity.
     In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), and related hedged items accounted for under SFAS 133. SFAS 161 requires additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The disclosures prescribed by SFAS 161 have been included in the accompanying Notes to Consolidated Financial Statements.
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
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. The interest rate on our existing bank debt is currently fixed except for our U.S. revolving line of credit and our Euro credit facility. The rates on our Euro overdraft facilities in Germany and Italy and our Japanese Yen overdraft facility are fixed for twelve-month periods. Approximately 39% of our outstanding debt had a fixed rate of interest as of March 31, 2009. We do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
     Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Russian Ruble. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen and the Russian Ruble. Gains and losses on foreign exchange transactions totaled a $1.5 million loss, and a $0.6 million gain for the three months ended March 31, 2009 and 2008, respectively. Management believes that the use of foreign currency financial instruments reduces the risks of certain foreign currency transactions, however, these instruments provide only limited protection. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future. No foreign currency derivative instruments were outstanding at March 31, 2009.
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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the first quarter of 2009 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the three months ended March 31, 2009, we have sold and issued 293,146 unregistered shares of common stock as payment of the purchase price for the 31.6% minority interest in NTO IRE-Polus that we did not previously own. NTO- IRE-Polus is now 99.9% owned by us. The aggregate purchase price was $6,117,973. The sales of securities described above 3 above were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Each of these sales was to “accredited investors,” as such term is defined in Rule 501 of Regulation D. Each of the recipients of securities in the transactions deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. None of the sales of the securities described above involved the use of an underwriter, and no commissions were paid in connection with the sale of any of the securities that we issued. The sales of these securities were made without general solicitation or advertising.
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

IPG PHOTONICS CORPORATION
Date: May 11, 2009	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Vice President and Chief Financial Officer (Principal Financial Officer)