Form 10-Q
period 2009-06-30
IPG PHOTONICS CORP
filed 2009-08-10
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     As of August 5, 2009, there were 45,523,701 shares of the registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(In thousands, except share and per share
	date)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,068	$51,283
Accounts receivable, net	32,006	41,842
Inventories, net	62,085	72,555
Income taxes receivable	1,995	1,968
Prepaid expenses and other current assets	6,138	7,200
Deferred income taxes	9,539	6,175

Total current assets	189,831	181,023
DEFERRED INCOME TAXES	3,008	2,400
PROPERTY, PLANT AND EQUIPMENT, Net	115,258	114,492
OTHER ASSETS	15,004	15,303

TOTAL	$323,101	$313,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$31,401	$19,769
Current portion of long-term debt	1,333	1,333
Accounts payable	6,065	7,739
Accrued expenses and other liabilities	18,929	17,988
Deferred income taxes	343	1,690
Income taxes payable	1,653	507

Total current liabilities	59,724	49,026

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	1,819	2,896

LONG-TERM DEBT	17,334	17,997

COMMITMENTS AND CONTINGENCIES IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 45,516,231 shares issued and outstanding at June 30, 2009; 44,965,960 shares issued and outstanding at December 31, 2008	5	4
Additional paid-in capital	289,242	283,217
Accumulated deficit	(53,801)	(53,843)
Accumulated other comprehensive income	8,683	8,794

Total IPG Photonics Corporation stockholders’ equity	244,129	238,172
NONCONTROLLING INTERESTS	95	5,127

Total equity	244,224	243,299

TOTAL	$323,101	$313,218

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
NET SALES	$40,385	$55,994	$85,793	$108,870
COST OF SALES	28,613	29,047	58,160	57,523

GROSS PROFIT	11,772	26,947	27,633	51,347

OPERATING EXPENSES:
Sales and marketing	3,880	3,703	7,069	6,850
Research and development	4,734	4,447	8,876	7,321
General and administrative	4,944	5,765	9,934	12,177
(Gain) loss on foreign exchange	(500)	259	1,015	(314)

Total operating expenses	13,058	14,174	26,894	26,034

OPERATING (LOSS) INCOME	(1,286)	12,773	739	25,313

OTHER (EXPENSE) INCOME, NET:
Interest expense	(367)	(183)	(757)	(278)
Other (expense) income, net	(36)	489	(184)	536

Total other (expense) income	(403)	306	(941)	258

(LOSS) INCOME BEFORE BENEFIT FROM (PROVISION FOR) INCOME TAXES	(1,689)	13,079	(202)	25,571
BENEFIT FROM (PROVISION FOR) INCOME TAXES	524	(4,058)	63	(8,055)

NET (LOSS) INCOME	(1,165)	9,021	(139)	17,516

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	64	469	(181)	815

NET (LOSS) INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$(1,229)	$8,552	$42	$16,701

NET (LOSS) INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$(0.03)	$0.19	$0.00	$0.38
Diluted	$(0.03)	$0.19	$0.00	$0.36

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	45,431	44,355	45,263	44,225
Diluted	45,431	46,132	46,336	46,087
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(139)	$17,516
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,043	7,525
Deferred income taxes	(5,699)	(2,934)
Stock-based compensation	1,205	1,004
Loss (gain) on foreign currency transactions	1,015	(314)
Other	(20)	(204)
Provisions for inventory, warranty and bad debt	6,152	3,489
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	8,197	(2,846)
Inventories	1,686	(15,751)
Prepaid expenses and other current assets	398	1,032
Accounts payable	(335)	(469)
Accrued expenses and other liabilities	(406)	(330)
Income and other taxes payable	2,703	3,930

Net cash provided by operating activities	23,800	11,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and intangible assets	(7,726)	(20,325)
Proceeds from sale of marketable securities	—	5,450
Other	(54)	136

Net cash used in investing activities	(7,780)	(14,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	16,502	14,127
Payments on line-of-credit facilities	(4,716)	(6,041)
Purchases of noncontrolling interests	(508)	—
Proceeds from long-term borrowings	—	20,043
Principal payments on long-term borrowings	(677)	(19,499)
Exercise of employee stock options and related tax benefit from exercise	477	1,365

Net cash provided by financing activities	11,078	9,995

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(313)	50

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,785	6,954
CASH AND CASH EQUIVALENTS — Beginning of period	51,283	37,972

CASH AND CASH EQUIVALENTS — End of period	$78,068	$44,926

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$794	$849

Income taxes paid	$5,059	$5,026

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$360	$1,243
Inventory contributed to unconsolidated affiliate	$237	$—
Purchases of noncontrolling interests in exchange for Common Stock	$3,027	$—
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	2009		2008
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	44,965,960	$4	44,012,341	$4
Common stock issued in purchase of noncontrolling interests	368,146	1	—	—
Common stock issued under employee stock purchase plan	24,076	—	—	—
Exercise of stock options	158,049	—	508,491	—

Balance, end of period	45,516,231	5	44,520,832	4

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		283,217		275,506
Common stock issued in purchase of noncontrolling interests		3,027		—
Premium on purchase of noncontrolling interests		(712)		—
Discount on purchase of noncontrolling interests		2,028		—
Common stock issued under employee stock purchase plan		224		—
Exercise of stock options and related tax benefit from exercise		253		1,365
Stock-based compensation		1,205		1,004

Balance, end of period		289,242		277,875

ACCUMULATED DEFICIT
Balance, beginning of year		(53,843)		(90,497)
Net income attributable to IPG Photonics Corporation		42		16,701

Balance, end of period		(53,801)		(73,796)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year		8,794		15,167
Translation adjustments		(446)		6,374
Unrealized loss on marketable securities		—		(75)
Unrealized gain (loss) on derivatives, net of tax		335		(67)

Balance, end of period		8,683		21,399

TOTAL IPG PHONTONICS CORPORATION STOCKHOLDERS’ EQUITY		244,129		225,482

NONCONTROLLING INTERESTS
Balance, beginning of year		5,127		4,455
Net (loss) income attributable to noncontrolling interests		(181)		815
Purchase of noncontrolling interests		(3,535)		—
Premium on purchase of noncontrolling interests		712		—
Discount on purchase of noncontrolling interests		(2,028)		—

Balance, end of period		95		5,270

TOTAL EQUITY		$244,224		$230,752

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
     Effective June 30, 2009, we adopted Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), Subsequent Events. SFAS No. 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. The adoption of SFAS No. 165 required the Company to provide additional disclosures stating that we consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 10, 2009, the date of issuance of these financial statements.
     Effective June 30, 2009, we adopted FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The adoption of FSP FAS 107-1 and APB 28-1 required the Company to provide additional disclosures, which are included in Note 8.
3. INVENTORIES
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Components and raw materials	$22,447	$27,482
Work-in-process	23,704	28,653
Finished goods	15,934	16,420

Total	$62,085	$72,555

     The Company recorded inventory provisions totaling $4.2 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively. These provisions were recorded as a result of changes in market prices of certain components, the realizable value of those inventories through finished product sales and uncertainties related to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. FINANCING ARRANGEMENTS
     The Company’s borrowings under existing financing arrangements consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Revolving Line-of-Credit Facilities:
Euro Credit and Overdraft Facilities	$1,436	$670
U.S. Line of Credit	29,965	19,099

Total	$31,401	$19,769

Term Debt:
U.S. Long-Term Note	18,667	19,330
Less current portion	(1,333)	(1,333)

Total long-term debt	$17,334	$17,997

5. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
     The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income attributable to IPG Photonics Corporation	$(1,229)	$8,552	$42	$16,701

Weighted average shares	45,431	44,355	45,263	44,225
Dilutive effect of common stock equivalents	—	1,778	1,073	1,862

Diluted weighted average common shares	45,431	46,132	46,336	46,087

Basic net income attributable to IPG Photonics	$(0.03)	$0.19	$0.00	$0.38

Diluted net income attributable to IPG Photonics Corporation per share	$(0.03)	$0.19	$0.00	$0.36

     The computation of diluted weighted average common shares excludes options to purchase 2,240,000 shares for the three months ended June 30, 2009, because the effect on net income attributable to IPG Photonics Corporation per share would have been anti-dilutive as a result of the Company’s net loss during the period. The computation of diluted weighted average common shares excludes options to purchase 1,153,000 shares for the six months ended June 30, 2009 and 233,000 shares for the three months and six months ended June 30, 2008, because these options were out-of-the-money.
6. COMPREHENSIVE INCOME
     Total comprehensive income and its components were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (loss) income	$(1,229)	$8,552	$42	$16,701

Other comprehensive income (loss):
Unrealized gain (loss) on secured note interest rate swap	304	(67)	335	(67)
Unrealized loss on marketable securities	—	(75)	—	(75)
Foreign currency translation adjustment	6,493	(1)	(446)	6,374

Comprehensive income (loss)	$5,568	$8,409	$(69)	$22,933

7. DERIVATIVE FINANCIAL INSTRUMENTS
     On January 1, 2009, we adopted SFAS No. 161, which requires enhanced disclosures regarding an entity’s derivative and hedging activities as provided below.
     Our primary market exposures are to interest rates and foreign exchange rates. We use certain derivative financial instruments to help manage these exposures. We execute these instruments with financial institutions we judge to be credit-worthy. We do not hold or issue derivative financial instruments for trading or speculative purposes.
     We recognize all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheet. We have used foreign currency forward contracts as cash flow hedges of forecasted intercompany settlements denominated in foreign currencies of major industrial countries. We have no outstanding foreign currency forward contracts. We have an interest rate swap that is classified as a cash flow hedge of our variable rate debt.
     Cash flow hedges — Our cash flow hedge is an interest rate swap under which we agree to pay fixed rates of interest. We have no derivatives that are not accounted for as a hedging instrument. The fair value amounts in the consolidated balance sheet at June 30, 2009 were (in thousands):

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
			Deferred income taxes and
Interest rate swap	Other Assets	$—	other long-term liabilities	$1,141

Total		$—		$1,141

     The derivative gains and losses in the consolidated statement of operations for the three months ended June 30, 2009, related to our interest rate swap contract was as follows (in thousands):

	Pretax Gain Recognized in	Pretax Loss on Effective
	Other Comprehensive	Portion of Derivative		Ineffective Portion of Gain on
	Income on	Reclassified from		Derivative and Amount Excluded
Derivatives in Cash Flow	Effective Portion of	Accumulated Other		from Effectiveness Testing
Hedging Relationships	Derivative	Comprehensive Loss		Recognized in Income
	Amount	Location	Amount	Location	Amount
Interest Rate Swap	$488		$—		$—
     The derivative gains and losses in the consolidated statement of operations for the six months ended June 30, 2009, related to our interest rate swap contract was as follows (in thousands):

	Pretax Gain Recognized in	Pretax Loss on Effective
	Other Comprehensive	Portion of Derivative		Ineffective Portion of Gain on
	Income on	Reclassified from		Derivative and Amount Excluded
Derivatives in Cash Flow	Effective Portion of	Accumulated Other		from Effectiveness Testing
Hedging Relationships	Derivative	Comprehensive Loss		Recognized in Income
	Amount	Location	Amount	Location	Amount
Interest Rate Swap	$537		$—		$—
     The notional amount of the outstanding interest rate swap was $18,667,000. We made no adjustments to the fair value of this derivative as a result of evaluating counterparty risk.
8. FAIR VALUE MEASUREMENTS
     Effective January 1, 2009, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for our nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis. We adopted SFAS No. 157 for financial assets and liabilities in 2008. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

		Fair Value Measurements at
		June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$22,624	$22,624	$—	$—
Treasury Bills	17,103	17,103	—	—
Auction Rate Securities	1,309	—	—	1,309

Total assets	$41,036	$39,727	$—	$1,309

Liabilities
Interest Rate Swap	$1,141	$—	$1,141	$—

Total liabilities	$1,141	$—	$1,141	$—

		Fair Value Measurements at
		December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$22,560	$22,560	$—	$—
Treasury Bills	9,090	9,090	—	—
Auction Rate Securities	1,309	—	—	1,309

Total assets	$32,959	$31,650	$—	$1,309

Liabilities
Interest Rate Swap	$1,678	$—	$1,678	$—

Total liabilities	$1,678	$—	$1,678	$—

     The fair value of the auction rate securities was estimated utilizing a discounted cash flow analysis. The discounted cash flow analysis considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction rate securities were also compared to other observable market data with similar characteristics to the securities held by the Company.
9. INTANGIBLE ASSETS

	June 30,	December 31,
(In thousands)	2009	2008
Amortizable intangible assets
Patents	$3,650	$3,650
Customer relationships	1,908	1,655
Other identifiable intangibles	157	544

	5,715	5,849
Accumulated amortization	(1,327)	(737)

	$4,388	$5,112

Amortization expense for the six months ended June 30, 2009 was $0.6 million.
The estimated future amortization expense for intangibles as of June 30, 2009 is as follows (in thousands):

2009	2010	2011	2012	2013	Thereafter
$725	$1,198	$1,198	$919	$308	$40
10. PRODUCT WARRANTIES
     The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the sales offices provide support to customers in their respective geographic areas. Warranty reserves have been generally sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the six months ended June 30, 2009 and 2008 (in thousands):

	2009	2008
Beginning balance — January 1	$3,223	$1,957
Additions for current year deliveries	1,206	1,827
Reductions for payments made	(874)	(1,050)
Impact of foreign currency fluctuation	3	65

Ending balance — June 30	$3,558	$2,799

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
     The Company believes it has meritorious defenses and intends to vigorously contest the claims. No loss is deemed probable at June 30, 2009 and no amounts have been accrued in respect of these contingencies.
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
     Gross margin. Our total gross margin in any period can be affected by total net sales in any period, product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower-power products, production volumes, changes to the sales prices of our products in response to the competitive environment and by other factors, some of which are not under our control. Our product mix affects our margins because the selling price per watt is higher for low-power and mid-power devices than for high-power devices. The overall cost of high-power lasers may be partially offset by improved absorption of fixed overhead costs associated with sales of larger volumes of higher-power products.

     Due to the fact that we have high fixed costs, our costs are generally difficult or slow to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. Gross margins generally decline if production volumes are lower as a result of a decrease in sales or inventory because the absorption of fixed manufacturing costs will be reduced. Gross margins generally improve when the opposite occurs. In addition, absorption of fixed costs can benefit gross margins due to an increase in production that is not sold and placed into inventory. If both sales and inventory decrease in the same period, the decline in gross margin may be magnified if we cannot reduce fixed costs or chose not to reduce fixed costs to match the decrease in the level of production. We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. If we experience a decline in sales that reduces absorption of our fixed costs, or if we have production issues or inventory write-downs, our gross margins will be negatively affected.
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
     Major customers. We have historically depended on a few customers for a large percentage of our annual net sales. The composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 29% in 2006, 20% in 2007, 17% in 2008, and 13% for the six months ended June 30, 2009. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our net sales to our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected. Our sales have been affected recently by a substantial reduction in purchases of pulsed lasers from several customers, including one what was formerly our largest customer for several years.
Results of Operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008
     Overview. The worldwide economic downturn continued to negatively affected our results of operations for the three months ended June 30, 2009 as we experience continued weakness across many of our end markets, especially in materials processing. With uncertain end market demand over the longer-term, we will continue to focus on controlling costs and reducing inventories in order to maximize cash flow. At the same time, we plan to continue to build on our technology by investing in new sales and application personnel and R&D for new products.
     Net sales. Net sales decreased by $15.6 million, or 27.9%, to $40.4 million for the three months ended June 30, 2009 from $56.0 million for the three months ended June 30, 2008. This decrease was attributable to lower sales of fiber lasers in materials processing applications, where net sales decreased by $16.9 million or 36.1%. This decrease was partially offset by the increases in medical applications, where net sales increased by $0.9 million, or 99.8%, communications applications, where net sales increased by $0.3 million or 10.2%, and sales of advanced applications, where net sales increased by $0.1 million, or 2.2%. The decrease in materials processing applications resulted from substantially decreased sales of pulsed lasers and medium-power lasers used in marking, engraving and drilling applications. The decrease in pulsed laser sales was partially off-set by an increase in sales of high-power lasers for materials processing, particularly cutting and welding. The increase in medical is due to the increased demand from our established customer in the US and new OEM customers. The increase in communications applications sales resulted primarily from increased sales of amplifiers, particularly in Russia. The increase in sales of advanced applications was due to higher sales of high power lasers used in government and defense research.
     Cost of sales and gross margin. Cost of sales decreased by $0.4 million, or 1.5%, to $28.6 million for the three months ended June 30, 2009 from $29.0 million for the three months ended June 30, 2008. Our gross margin decreased to 29.1% for the three months ended June 30, 2009 from 48.1% for the three months ended June 30, 2008. The decrease in gross margin was the result of less favorable absorption of our fixed manufacturing costs due to a decline in sales volume and reduction of inventory, increases in charges related to inventory write-downs, as well as lower sales prices due to pricing pressure caused by the industry-wide reduction in demand. These increases were offset partially by a reduction in manufacturing expenses in the period primarily related to reduced salaries and benefits expense and other manufacturing overhead. Expenses related to inventory reserves and other valuation adjustments were $1.5 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively.
     Sales and marketing expense. Sales and marketing expense increased by $0.2 million, or 4.8%, to $3.9 million for the three months ended June 30, 2009 from $3.7 million for the three months ended June 30, 2008, primarily as a result of an increase selling expenses related to depreciation of units used for demonstration purposes, premises and depreciation expenses, and sales personnel. As a percentage of sales, sales and marketing expense increased to 9.6% for the three months ended June 30, 2009 from 6.6% for the three months ended June 30, 2008. As we continue to expand our worldwide sales organization, we expect expenditures on sales and marketing to continue to increase in the aggregate although the near term increases may be more moderate.
     Research and development expense. Research and development expense increased by $0.3 million, or 6.5%, to $4.7 million for the three months ended June 30, 2009 from $4.4 million for the three months ended June 30, 2008. This increase was primarily due to an increase of $0.4 million in material costs. As a percentage of sales, research and development expense increased to 11.7% for the three months ended June 30, 2009 from 7.9% for the three months ended June 30, 2008.
     General and administrative expense. General and administrative expense decreased by $0.9 million, or 14.2%, to $4.9 million for the three months ended June 30, 2009 from $5.8 million for the three months ended June 30, 2008, primarily due to a decrease of $0.9 million in personnel and contractor expenses. As a percentage of sales, general and administrative expense increased to 12.2% for the three months ended June 30, 2009 from 10.3% for the three months ended June 30, 2008. We expect that legal expenses will increase in future quarters in connection with defending two patent infringement actions against the Company.
     Effect of exchange rates on Sales, Gross Margin and Operating Expenses. We estimate that if exchange rates had been the same as one year ago, our second quarter 2009 sales would have been $2.0 million higher, gross margin would have been $1.4 million higher and operating expenses in total would have been $0.3 million higher.
     Gain (loss) on foreign exchange. Gain (loss) on foreign exchange increased by $0.8 million to a gain of $0.5 million for the three months ended June 30 , 2009 from a loss of $0.3 million for the three months ended June 30, 2008 and was primarily attributable to the appreciation of the Russian Ruble and Euro against the U.S. Dollar.
     Interest expense. Interest expense, net was $0.4 million for the three months ended June 30, 2009 compared to $0.2 million for the three months ended June 30, 2008. The change in interest expense resulted from higher interest expense due to increased utilization of credit lines.
     Benefit from (Provision for) income taxes. Benefit from income taxes was $0.5 million for the three months ended June 30, 2009 compared to provision for income taxes of $4.1 million for the three months ended June 30, 2008, representing a consistent effective tax rate of 31.0% for the three months ended June 30, 2009 and for the three months ended June 30, 2008.
     Net income (loss) attributable to IPG Photonics Corporation. Net income (loss) attributable to IPG Photonics Corporation decreased by $9.8 million to a $1.2 million loss for the three months ended June 30, 2009 from $8.6 million in income for the three months ended June 30, 2008.
Results of Operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008
     Overview. The worldwide economic downturn negatively affected our results of operations for the six months ended June 30, 2009. With uncertain end market demand over the longer-term, we will continue to focus on controlling costs and reducing inventories in order to maximize cash flow. At the same time, we plan to continue to build on our technology by investing in new sales and application personnel and R&D for new products.
     Net sales. Net sales decreased by $23.1 million, or 21.2%, to $85.8 million for the six months ended June 30, 2009 from $108.9 million for the six months ended June 30, 2008. This decrease was attributable to lower sales of fiber lasers in materials processing applications, where net sales decreased by $26.3 million or 28.9%. This decrease was partially offset by the increases sales of advanced applications, where net sales increased by $2.0 million or 18.1% and in medical applications, where net sales increased by $1.3 million, or 92.7%. Communications applications sales remained flat. The decrease in materials processing applications resulted from substantially decreased sales of pulsed lasers and medium-power lasers used in marking, engraving and drilling applications. The decrease in pulsed laser sales was partially offset by an increase in sales of high-power laser for materials processing, particularly cutting and welding. The increase in sales of advanced applications was due to higher sales of high power lasers used in government and defense research. The increase in medical is due to the increased demand from our established customer in the US and new OEM customers.
     Cost of sales and gross margin. Cost of sales increased by $0.7 million, or 1.1%, to $58.2 million for the six months ended June 30, 2009 from $57.5 million for the six months ended June 30, 2008. Our gross margin decreased to 32.2% for the six months ended June 30, 2009 from 47.2% for the six months ended June 30, 2008. The decrease in gross margin was the result of less favorable absorption of our fixed manufacturing costs due to a decline in sales volume and reduction of inventory, increases in charges related to inventory write-downs and lower prices due to pricing pressure caused by the industry-wide reduction in demand. These increases were offset partially by a reduction in manufacturing expenses in the period primarily related to reduced salaries and benefits expense and other manufacturing supplies. Expenses related to inventory reserves and other valuation adjustments increased by $2.6 million to $4.2 million or 4.9% of sales for the six months ended June 30, 2009 as compared to $1.6 million or 1.5% of sales for the six months ended June 30, 2008.
     Sales and marketing expense. Sales and marketing expense increased by $0.2 million, or 3.2%, to $7.1 million for the six months ended June 30, 2009 from $6.9 million for the six months ended June 30, 2008, primarily as a result of an increase in premises and depreciation expenses. As a percentage of sales, sales and marketing expense increased to 8.2% for the six months ended June 30, 2009 from 6.3% for the six months ended June 30, 2008. As we continue to expand our worldwide sales organization, we expect expenditures on sales and marketing to continue to increase in the aggregate although the near term increases may be more moderate.

     Research and development expense. Research and development expense increased by $1.6 million, or 21.2%, to $8.9 million for the six months ended June 30, 2009 from $7.3 million for the six months ended June 30, 2008. This increase was primarily due to an increase of $1.1 million in material costs. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields and the development of new products operating at different wavelengths and at higher output powers and new complimentary accessories used with our products. As a percentage of sales, research and development expense increased to 10.3% for the six months ended June 30, 2009 from 6.7% for the six months ended June 30, 2008.
     General and administrative expense. General and administrative expense decreased by $2.3 million, or 18.4%, to $9.9 million for the six months ended June 30, 2009 from $12.2 million for the six months ended June 30, 2008, primarily due to a decrease of $1.3 million decrease in legal defense fees and $1.4 million decrease in personnel and contractor expenses. We expect that legal expenses will increase in future quarters in connection with defending two patent infringement actions against the Company. As a percentage of sales, general and administrative expense increased to 11.6% for the six months ended June 30, 2009 from 11.2% for the six months ended June 30, 2008.
     Effect of exchange rates on Sales, Gross Margin and Operating Expenses. We estimate that if exchange rates had been the same as one year ago, sales for the six months ended June 30, 2009 would have been $4.1 million higher, gross margin would have been $1.9 million higher and operating expenses in total would have been $1.2 million higher.
     (Loss) gain on foreign exchange. Loss (gain) on foreign exchange increased by $1.3 million to a loss of $1.0 million for the six months ended June 30, 2009 from a gain of $0.3 million for the six months ended June 30, 2008 and was primarily attributable to the depreciation of the Russian Ruble and Euro against the U.S. Dollar.
     Interest expense. Interest expense, net was $0.8 million for the six months ended June 30, 2009 compared to $0.3 million for the six months ended June 30, 2008. The change in interest expense resulted from higher interest expense due to increased utilization of credit lines.
     Benefit from (Provision for) income taxes. Benefit from income taxes was $63,000 for the six months ended June 30, 2009 compared to provision for income taxes of $8.1 million for the six months ended June 30, 2008, representing an effective tax rate of 31.0% for the six months ended June 30, 2009 and 31.5% for the six months ended June 30, 2008.
     Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $16.7 million to $42,000 for the six months ended June 30, 2009 from $16.7 million for the six months ended June 30, 2008. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 15.2 percentage points to 0.1% for the six months ended June 30, 2009 from 15.3% for the six months ended June 30, 2008 due to the factors described above.
Liquidity and Capital Resources
     Our principal sources of liquidity as of June 30, 2009 consisted of cash and cash equivalents of $78.1 million, unused credit lines and overdraft facilities of $30.6 million and working capital (excluding cash) of $52.0 million. This compares to cash and cash equivalents of $51.3 million, unused overdraft facilities of $40.9 million and working capital (excluding cash) of $80.7 million as of December 31, 2008. The increase in cash and cash equivalents of $26.8 million from December 31, 2008 relates primarily to cash provided by operating activities during the six months ended June 30, 2009 of $23.8 million and net proceeds from our credit lines of $11.8 million, partially offset by capital expenditures and the acquisition of non-controlling interests totaling $8.2 million.
     We held approximately $1.3 million in auction-rate securities (ARSs) at June 30, 2009, all of which is included in other long-term assets. Our investments in ARSs at June 30, 2009 consisted solely of taxable municipal debt securities.
     As a result of continued auction failures, we have classified these as long-term available for sale securities. Additionally, we have assessed the fair value of these instruments and have identified an other-than-temporary decline in their market value related to the lack of liquidity. As a result, we carry these ARSs at approximately 86% of their face value and recorded a charge totaling $191,000 during 2008.
     Our long-term debt consists of an $18.7 million secured variable-rate note which matures in July 2013. The note is secured by a mortgage on real estate and buildings in Massachusetts. We expect that the existing cash and marketable securities, our cash flows from operations and our existing lines of credit will be sufficient to meet our liquidity and capital needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our rate of net sales growth, the timing and extent of spending to support development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We have made no arrangements to obtain additional financing, and there is no assurance that such additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.
The following table details our line of credit facilities as of June 30, 2009:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit	$35 million	LIBOR plus 0.8% to 1.2%, depending on the Company’s performance	July 2011	Unsecured

Euro Credit Facility (Germany) (1)	Euro 15.0 million ($21.1 million)	Euribor + 1.0% or EONIA + 1.5%	June 2010	Unsecured, guaranteed by parent company

Euro Overdraft Facilities	Euro 3.2 million ($4.5 million)	3.40%-6.95%	Between September 2009 and March 2010	Common pool of assets of German and Italian subsidiaries

(1)	$4.0 million of this credit facility is available to our Russian subsidiary and $1.3 million is available to our Italian subsidiary

     The Company is required to meet certain financial covenants associated with its U.S. revolving line of credit and long term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. For trailing twelve month periods until June 2010, up to $15.0 million of our capital expenditures are treated as being funded from the proceeds of our initial public offering. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of June 30, 2009.
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
     Operating activities. Net cash provided by operating activities in the six months ended June 30, 2009 increased by $12.2 million to $23.8 million from $11.6 million in the six months ended June 30, 2008. The increase in cash provided by operating activities in the first six months of 2009 compared to the first six months of 2008 primarily resulted from:
•	A decrease in accounts receivable of $8.2 million in 2009 compared to an increase of $2.8 million in 2008;

•	A decrease in inventory of $1.7 million in 2009 compared to an increase of inventory of $15.8 million in 2008; partially offset by

•	A decrease in cash provided by net income after adding back non-cash charges of $14.5 million in 2009 as compared to 2008.
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
     Investing activities. Net cash used in investing activities was $7.8 million and $14.7 million in the six months ended June 30, 2009 and 2008, respectively. The cash used in investing activities in the first six months of 2009 was related to $7.7 million of capital expenditures on property, plant and equipment. The cash used in investing activities in the first six months of 2008 was primarily related to capital expenditures on property, plant and equipment of $20.3 million. In 2009 and 2008, capital expenditures in the United States, Germany, and Russia related to facilities and equipment for diode wafer growth, burn-in test stations and packaging as well as new fiber assembly and component production facilities. We expect capital expenditures, excluding intangible assets, to be lower than $15 million for the year ended December 31, 2009. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer, with the result that it would be difficult to defer such committed capital expenditures to a later period.
     Financing activities. Net cash provided by financing activities was $11.1 million in the six months ended June 30, 2009 as compared $10.0 million in the six months ended June 30, 2008. The cash provided by financing activities in 2009 was primarily related to the net proceeds of $11.8 million from the use of our credit lines, partially offset by cash used to purchase noncontrolling interests of $0.5 million. The cash provided by financing activities in 2008 was primarily related to the net proceeds of $8.1 million from the use of our credit lines. The increase in net drawings on credit lines in 2009 was primarily related to a plan to increase cash liquidity in response to economic uncertainties present during the six months ended June 30, 2009.
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
     In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and related hedged items accounted for under SFAS 133. SFAS 161 requires additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The disclosures prescribed by SFAS 161 have been included in the accompanying Notes to Consolidated Financial Statements.
     Effective June 30, 2009, we adopted Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), Subsequent Events. SFAS No. 165 defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. The adoption of SFAS No. 165 required the Company to provide additional disclosures stating that we consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 10, 2009, the date of issuance of these financial statements.
     Effective June 30, 2009, we adopted FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The adoption of FSP FAS 107-1 and APB 28-1 required the Company to provide additional disclosures, which are included in Note 8 in the accompanying Notes to Consolidated Financial Statements.

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
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. The interest rates for our U.S. revolving line of credit and our Euro credit facility are variable. The rates on our Euro overdraft facilities in Germany and Italy and our Japanese Yen overdraft facility are fixed for twelve-month periods. The interest rate on our other bank debt is currently fixed through interest-rate swaps. Approximately 28% of our outstanding debt had a fixed rate of interest as of June 30, 2009. We do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
     Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Russian Ruble. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen and the Russian Ruble. Gains and losses on foreign exchange transactions totaled a $0.5 million gain, and a $0.3 million loss for the three months ended June 30, 2009 and 2008, respectively. Management believes that the use of foreign currency financial instruments reduces the risks of certain foreign currency transactions, however, these instruments provide only limited protection. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future. No foreign currency derivative instruments were outstanding at June 30, 2009.
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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the second quarter of 2009 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:
     In July 2009, the United States Patent and Trademark Office (“USPTO”) confirmed the patentability of all of the claims in the IMRA America Inc. patent over the prior art cited in the reexamination, as well as of new claims added during the reexamination. The U.S. District Court for the Eastern District of Michigan had previously stayed the litigation until the conclusion of the re-examination.
     In June 2009, we submitted an additional reexamination request to the USPTO with respect to a patent asserted by CardioFocus Inc. against us. This request also been granted by the USPTO. The USPTO issued further office actions in July 2009 on the two patents not expressly asserted against us in the complaint, but that were referred to in the subsequent infringement allegations against us. All of the claims of one of the two patents were rejected, as were all but three claims of the other patent, the patentability of which was confirmed. The U.S. District Court for the District of Massachusetts has stayed the litigation until the earlier of October 2009 or the conclusion of the re-examination. The Court indicated that it will consider extending the stay for up to an additional year for good cause shown.

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
     From time to time, we have been notified of allegations and claims that we may be infringing patents or intellectual property rights owned by third parties. In 2007, we settled two patent infringement lawsuits filed against us. We are presently defending two patent infringement lawsuits. In November 2006, IMRA America, Inc. filed an action against us alleging that certain products we produce, including but not limited to our continuous wave and pulsed fiber lasers and fiber amplifiers, which account for a significant portion of our revenues, infringe one U.S. patent allegedly owned by IMRA America. IMRA America alleges willful infringement and seeks damages of at least $10 million, treble damages and injunctive relief. IMRA America also alleges inducement of infringement and contributory infringement. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. This lawsuit concerns products made, used, sold or offered for sale in or imported into the United States and therefore the lawsuit affects products that account for a substantial portion of our revenues. This lawsuit does not affect revenues that are derived from products that are not made, used, sold or offered for sale in or imported into the United States. In June 2008, the U.S. Patent and Trademark Office (“USPTO”) ordered re-examination of the patent claims asserted by IMRA America against the Company based on several prior art references that we submitted in an ex parte re-examination request. In July 2009, the USPTO confirmed the patentability of all of the claims in the IMRA America patent over the prior art cited in the reexamination, as well as of new claims added during the reexamination. The U.S. District Court for the Eastern District of Michigan had previously stayed the litigation until the conclusion of the re-examination.
     In February 2008, CardioFocus Inc. filed an action against us and other co-defendants alleging that our erbium and thulium fiber lasers infringe one patent allegedly owned by CardioFocus and seeks unspecified damages, treble damages and attorneys’ fees for alleged willful infringement. The plaintiff also alleges inducement of infringement. The patent claims generally relate to a system for transmitting laser energy via an optical fiber to a surgical site. The patent expired in April 2007. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. CardioFocus subsequently alleged that the Company infringes claims of two additional patents and we are investigating a response to such allegations. We and several of our co-defendants filed reexamination requests, which were granted by the USPTO. In two office actions in November 2008, the USPTO rejected all of the claims of the CardioFocus patents alleged to be infringed. In February 2009, CardioFocus responded to the USPTO office actions, and in June 2009, we submitted an additional reexamination request to the USPTO, which request has also been granted. The USPTO issued further office actions in July 2009 on the two patents not expressly asserted against the Company in the Complaint, but that were referred to in the subsequent infringement allegations against the Company. All of the claims of one of the two patents were rejected, as were all but three claims of the other patent, the patentability of which was confirmed. The U.S. District Court for the District of Massachusetts has stayed the litigation until the earlier of October 2009 or the conclusion of the re-examination. The Court indicated that it will consider extending the stay for up to an additional year for good cause shown. Discovery has not yet commenced.
     Several outcomes are possible from the ongoing re-examinations, including the cancellation or confirmation of one or more of the current claims of the patents. Furthermore, with regard to any unexpired patents in re-examination, the current claims can be amended, and new claims can be added, provided that such amendments and additions do not enlarge the overall scope of the claims. An adverse outcome in a USPTO re-examination could have an adverse impact on our defenses in our litigation with IMRA America and/or CardioFocus.
     There can be no assurance that we will be able to amicably dispose of our pending litigation with IMRA America or CardioFocus, claims or other allegations made against us and claims that may be asserted in the future. The outcome of any litigation, including the pending litigation, is uncertain, as is the outcome of the re-examination of the CardioFocus patent. Even if we ultimately are successful on the merits of any such litigation or re-examination, legal and administrative proceedings related to intellectual property are typically expensive and time-consuming, generate negative publicity and divert financial and managerial resources. Some litigants may have greater financial resources than we have and may be able to sustain the costs of complex intellectual property litigation more easily than we can.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the three months ended June 30, 2009, we have sold and issued 75,000 unregistered shares of common stock as partial payment of the purchase price for the 20% minority interest in IPG Photonics Japan, Ltd. that we did not previously own. IPG Photonics (Japan), Ltd. is now 100% owned by us. The aggregate sale price for the Company shares were $838,000. The sale of securities described above was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. This sale was to an “accredited investor,” as such term is defined in Rule 501 of Regulation D. The recipient of securities in the transaction received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sale of the securities described above did not involve the use of an underwriter, and no commissions were paid in connection with the sale of the securities that we issued. The sale of such securities was made without general solicitation or advertising.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the annual meeting of stockholders of IPG Photonics Corporation held on June 9, 2009, the stockholders considered and voted upon proposals to (i) re-elect the nine members of our board of directors to one-year terms, and (ii) ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2009. Of the 42,715,229 shares present or represented by proxy at the meeting, the following numbers of shares were voted for, against, withheld or abstained:
1.	Re-election of directors:

Nominee	Votes For	Votes Withheld
Valentin P. Gapontsev, Ph.D.	42,197,503	517,726
Eugene Shcherbakov, Ph.D.	42,261,882	453,347
Igor Samartsev	42,276,179	439,050
Robert A. Blair	42,321,078	394,151
Michael C. Child	42,349,767	365,462
John H. Dalton	38,530,091	4,185,138
Henry E. Gauthier	42,501,907	213,322
William S. Hurley	42,339,965	375,264
William F. Krupke, Ph.D.	41,758,952	956,277

2.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009:

Votes For	Votes Against	Abstentions
42,541,466	149,730	24,033
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

IPG PHOTONICS CORPORATION
Date: August 10, 2009	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Vice President and Chief Financial Officer (Principal Financial Officer)