Form 10-Q
period 2009-09-30
IPG PHOTONICS CORP
filed 2009-11-06
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33155

IPG PHOTONICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3444218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

50 Old Webster Road, Oxford, Massachusetts (Address of principal executive offices)	01540 (Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     As of November 02, 2009, there were 45,688,249 shares of the registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(In thousands, except share and per share date)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,309	$51,283
Accounts receivable, net	29,768	41,842
Inventories, net	59,155	72,555
Income taxes receivable	975	1,968
Prepaid expenses and other current assets	6,581	7,200
Deferred income taxes	11,275	6,175

Total current assets	184,063	181,023
DEFERRED INCOME TAXES	4,077	2,400
PROPERTY, PLANT AND EQUIPMENT, Net	114,957	114,492
OTHER ASSETS	15,842	15,303

TOTAL	$318,939	$313,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$15,476	$19,769
Current portion of long-term debt	1,333	1,333
Accounts payable	4,624	7,739
Accrued expenses and other liabilities	21,276	17,988
Deferred income taxes	201	1,690
Income taxes payable	3,341	507

Total current liabilities	46,251	49,026

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	2,485	2,896

LONG-TERM DEBT	17,000	17,997

COMMITMENTS AND CONTINGENCIES
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 45,665,424 shares issued and outstanding at September 30, 2009; 44,965,960 shares issued and outstanding at December 31, 2008	5	4
Additional paid-in capital	291,673	283,217
Accumulated deficit	(51,546)	(53,843)
Accumulated other comprehensive income	12,965	8,794

Total IPG Photonics Corporation stockholders’ equity	253,097	238,172
NONCONTROLLING INTERESTS	106	5,127

Total equity	253,203	243,299

TOTAL	$318,939	$313,218

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
NET SALES	$45,808	$62,012	$131,601	$170,882
COST OF SALES	29,085	32,590	87,245	90,113

GROSS PROFIT	16,723	29,422	44,356	80,769

OPERATING EXPENSES:
Sales and marketing	3,788	3,735	10,857	10,585
Research and development	4,569	4,130	13,445	11,451
General and administrative	4,758	6,062	14,692	18,239
(Gain) loss on foreign exchange	(40)	(1,594)	975	(1,908)

Total operating expenses	13,075	12,333	39,969	38,367

OPERATING INCOME	3,648	17,089	4,387	42,402

OTHER (EXPENSE) INCOME, NET:
Interest expense, net	(266)	(194)	(1,023)	(472)
Other (expense) income, net	(75)	(103)	(259)	433

Total other (expense) income	(341)	(297)	(1,282)	(39)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,307	16,792	3,105	42,363
PROVISION FOR INCOME TAXES	(1,041)	(5,310)	(978)	(13,365)

NET INCOME	2,266	11,482	2,127	28,998

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	11	589	(170)	1,404

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$2,255	$10,893	$2,297	$27,594

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$0.05	$0.24	$0.05	$0.62
Diluted	$0.05	$0.23	$0.05	$0.60

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	45,573	44,685	45,368	44,380
Diluted	46,695	46,375	46,457	46,184
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,127	$28,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,024	11,101
Deferred income taxes	(8,119)	(1,629)
Stock-based compensation	1,992	1,499
Loss (gain) on foreign currency transactions	1,077	(1,852)
Other	(29)	(566)
Provisions for inventory, warranty and bad debt	8,635	6,045
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	10,730	(6,237)
Inventories	2,844	(21,836)
Prepaid expenses and other current assets	(264)	3,530
Accounts payable	(1,481)	519
Accrued expenses and other liabilities	760	2,314
Income and other taxes payable	5,396	3,140

Net cash provided by operating activities	37,692	25,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and intangible assets	(9,580)	(29,489)
Proceeds from sale of marketable securities	—	5,450
Other	58	191

Net cash used in investing activities	(9,522)	(23,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	17,393	21,049
Payments on line-of-credit facilities	(21,779)	(16,682)
Purchases of noncontrolling interests	(508)	(1,220)
Proceeds from long-term borrowings	—	20,044
Principal payments on long-term borrowings	(1,011)	(19,855)
Exercise of employee stock options and related tax benefit from exercise	2,121	2,359
Other	(61)	(75)

Net cash (used in) provided by financing activities	(3,845)	5,620

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	701	(431)

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,026	6,367
CASH AND CASH EQUIVALENTS — Beginning of period	51,283	37,972

CASH AND CASH EQUIVALENTS — End of period	$76,309	$44,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,163	$1,317

Income taxes paid	$4,595	$8,924

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$50	$981
Inventory contributed to unconsolidated affiliate	$238	$—
Purchases of noncontrolling interests in exchange for Common Stock	$3,027	$—
Equipment contributed as investment in affiliates	$—	$298
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2009		2008
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	44,965,960	$4	44,012,341	$4
Common stock issued in purchase of noncontrolling interests	368,146	1	—	—
Common stock issued under employee stock purchase plan	24,076	—	—	—
Exercise of stock options	307,242	—	829,948	—

Balance, end of period	45,665,424	5	44,842,289	4

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		283,217		275,506
Common stock issued in purchase of noncontrolling interests		3,027		—
Premium on purchase of noncontrolling interests		(712)		—
Discount on purchase of noncontrolling interests		2,028		—
Common stock issued under employee stock purchase plan		224		—
Exercise of stock options and related tax benefit from exercise		1,897		2,359
Stock-based compensation		1,992		1,499

Balance, end of period		291,673		279,364

ACCUMULATED DEFICIT
Balance, beginning of year		(53,843)		(90,497)
Net income attributable to IPG Photonics Corporation		2,297		27,594

Balance, end of period		(51,546)		(62,903)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year		8,794		15,167
Translation adjustments		3,919		(3,071)
Unrealized loss on marketable securities		—		(75)
Unrealized gain (loss) on derivatives, net of tax		252		(67)

Balance, end of period		12,965		11,954

TOTAL IPG PHONTONICS CORPORATION STOCKHOLDERS’ EQUITY		253,097		228,419

NONCONTROLLING INTERESTS
Balance, beginning of year		5,127		4,455
Net (loss) income attributable to noncontrolling interests		(170)		441
Purchase of noncontrolling interests		(3,535)		—
Premium on purchase of noncontrolling interests		712		—
Discount on purchase of noncontrolling interests		(2,028)		—

Balance, end of period		106		4,896

TOTAL EQUITY		$253,203		$233,315

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
      Effective January 1, 2009, we adopted provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, which were previously issued as Statement of Financial Accounting Standard( “SFAS”) 160 Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. The new provisions of FASB ASC 810 which were retrospectively applied:
•	clarify that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements,
•	require consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest,
•	establish standards for accounting for changes in a parent’s ownership interest in a subsidiary, and
•	require expanded disclosures that clearly identify and distinguish between interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.
     The calculation of earnings per share continues to be based on income amounts attributable to the parent. The changes in presentation prescribed by the new provisions of FASB ASC 810 are incorporated in the accompanying Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Equity.
     In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.
     In March 2008, the FASB issued standards requiring further disclosure on derivative instruments and hedging activities. The new standard applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted . The new standard requires additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This standard was effective for the Company beginning January 1, 2009. The disclosures prescribed by this standard are included in Note 7.

     Effective June 30, 2009, we adopted a new FASB standard on disclosing related to financial instruments FASB ASC 825, Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The adoption of the new standard required the Company to provide additional disclosures, which are included in Note 8.
3. INVENTORIES
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Components and raw materials	$19,458	$27,482
Work-in-process	23,409	28,653
Finished goods	16,288	16,420

Total	$59,155	$72,555

     The Company recorded inventory provisions totaling $5.6 million and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively. These provisions were recorded as a result of changes in market prices of certain components, the realizable value of those inventories through finished product sales and uncertainties related to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. FINANCING ARRANGEMENTS
     The Company’s borrowings under existing financing arrangements consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Revolving Line-of-Credit Facilities:
Euro Credit and Overdraft Facilities	$1,280	$670
U.S. Line of Credit	14,196	19,099

Total	$15,476	$19,769

Term Debt:
U.S. Long-Term Note	$18,333	$19,330
Less current portion	(1,333)	(1,333)

Total long-term debt	$17,000	$17,997

5. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
     The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income attributable to IPG Photonics Corporation	$2,255	$10,893	$2,297	$27,594
Weighted average shares	45,573	44,685	45,368	44,380
Dilutive effect of common stock equivalents	1,122	1,689	1,089	1,804

Diluted weighted average common shares	46,695	46,375	46,457	46,184

Basic net income attributable to IPG Photonics Corporation per share	$0.05	$0.24	$0.05	$0.62

Diluted net income attributable to IPG Photonics Corporation per share	$0.05	$0.23	$0.05	$0.60

6. COMPREHENSIVE INCOME
     Total comprehensive income and its components were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$2,255	$10,893	$2,297	$27,594
Other comprehensive income:
Unrealized loss on secured note interest rate swap, net of tax	(83)	(132)	252	(199)
Unrealized loss on marketable securities, net of tax	—	—	—	(75)
Foreign currency translation adjustment	4,365	(9,313)	3,919	(2,939)

Comprehensive income	$6,537	$1,448	$6,468	$24,381

7. DERIVATIVE FINANCIAL INSTRUMENTS
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
     Cash flow hedges — Our cash flow hedge is an interest rate swap under which we agree to pay fixed rates of interest. We have no derivatives that are not accounted for as a hedging instrument. The fair value amounts in the consolidated balance sheet at September 30, 2009 were (in thousands):

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value
			Deferred income taxes
			and other long-term
Interest rate swap	Other Assets	$—	liabilities	$1,273

Total		$—		$1,273

     The derivative gains and losses in the consolidated statement of operations for the three months ended September 30, 2009, related to our interest rate swap contract were as follows (in thousands):

Pretax Gain
	Recognized in	Pretax Loss on Effective		Ineffective Portion of
	Other Comprehensive	Portion of Derivative		Gain on Derivative and
	Income on Effective	Reclassified from		Amount Excluded from
Derivatives in Cash Flow	Portion of	Accumulated Other		Effectiveness Testing
Hedging Relationships	Derivative	Comprehensive Loss		Recognized in Income
	Amount	Location	Amount	Location	Amount
Interest rate swap	$(133)	—	$—	—	$—
     The derivative gains and losses in the consolidated statement of operations for the nine months ended September 30, 2009, related to our interest rate swap contract was as follows (in thousands):

Pretax Gain
	Recognized in	Pretax Loss on Effective		Ineffective Portion of
	Other Comprehensive	Portion of Derivative		Gain on Derivative and
	Income on Effective	Reclassified from		Amount Excluded from
Derivatives in Cash Flow	Portion of	Accumulated Other		Effectiveness Testing
Hedging Relationships	Derivative	Comprehensive Loss		Recognized in Income
	Amount	Location	Amount	Location	Amount
Interest rate swap	$405	—	$—	—	$—
     The notional amount of the outstanding interest rate swap was $18,333,000. We made no adjustments to the fair value of this derivative as a result of evaluating counterparty risk.
8. FAIR VALUE MEASUREMENTS
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

		Fair Value Measurements at
		September 30, 2009
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$2,209	$2,209	$—	$—
Treasury bills	31,676	31,676	—	—
Auction rate securities	1,309	—	—	1,309

Total assets	$35,194	$33,885	$—	$1,309

Liabilities
Interest rate swap	$1,273	$—	$1,273	$—

Total liabilities	$1,273	$—	$1,273	$—

		Fair Value Measurements at
		December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$22,560	$22,560	$—	$—
Treasury bills	9,090	9,090	—	—
Auction rate securities	1,309	—	—	1,309

Total assets	$32,959	$31,650	$—	$1,309

Liabilities
Interest rate swap	$1,678	$—	$1,678	$—

Total liabilities	$1,678	$—	$1,678	$—

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
9. INTANGIBLE ASSETS

	September 30,	December 31,
(In thousands)	2009	2008
Amortizable intangible assets
Patents	$3,650	$3,650
Customer relationships	1,958	1,655
Other identifiable intangibles	136	544

	5,744	5,849
Accumulated amortization	(1,634)	(737)

	$4,110	$5,112

     Amortization expense for the nine months ended September 30, 2009 was $0.9 million.
     The estimated future amortization expense for intangibles as of September 30, 2009 is as follows (in thousands):

2009	2010	2011	2012	2013	Thereafter
$407	$1,208	$1,208	$929	$318	$40
10. PRODUCT WARRANTIES
     The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the sales offices provide support to customers in their respective geographic areas. Warranty reserves have been generally sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the nine months ended September 30, 2009 and 2008 (in thousands):

	2009	2008
Beginning balance — January 1	$3,223	$1,957
Additions for current year deliveries	1,959	2,484
Reductions for payments made	(1,659)	(1,423)
Impact of foreign currency fluctuation	64	(16)

Ending balance — September 30	$3,587	$3,002

11. COMMITMENTS AND CONTINGENCIES
     In November 2006, the Company was sued for patent infringement relating to certain products, including but not limited to fiber lasers and fiber amplifiers. The plaintiff has made a complaint for damages of over $10 million, treble damages for alleged willful infringement and injunctive relief. The case is now in the discovery stages.
     In February 2008, the Company was sued for patent infringement relating to two product lines used in medical laser applications. The plaintiff has filed a complaint for unspecified damages, treble damages for alleged willful infringement and injunctive relief. The patent asserted in the lawsuit expired in April 2007. The case was stayed until October 2009 in connection with a patent reexamination. The Company is seeking an extension of the stay.
     The Company believes it has meritorious defenses and intends to vigorously contest the claims. No loss is deemed probable at September 30, 2009 and no amounts have been accrued in respect of these contingencies.
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
     Major customers. We have historically depended on a few customers for a large percentage of our annual net sales. The composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 29% in 2006, 20% in 2007, 17% in 2008, and 12% for the nine months ended September 30, 2009. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our net sales to our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected. Our sales have been affected recently by a substantial reduction in purchases of pulsed lasers from several customers, including one that was formerly our largest customer for several years.
Results of Operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008
     Overview. The worldwide economic downturn continued to negatively affect our results of operations for the three months ended September 30, 2009 as we experience continued weakness across many of our end markets, especially in materials processing. We continue to have limited longer term visibility to end market demand. Until end market demand becomes clearer, we will continue to focus on controlling costs and capital expenditures and reducing inventories in order to maximize cash flow. At the same time, we plan to continue to build on our technology by investing in new sales and application personnel and R&D for new products.
     Net sales. Net sales decreased by $16.2 million, or 26.1%, to $45.8 million for the three months ended September 30, 2009 from $62.0 million for the three months ended September 30, 2008. This decrease was attributable to lower sales of fiber lasers in materials processing applications, where net sales decreased by $16.0 million or 31.4% and communications applications, where net sales decreased by $2.3 million or 53.6%. These decreases were partially offset by the increases in advanced applications, where net sales increased by $1.7 million, or 33.4%, and medical applications, where net sales increased by $0.4 million or 24.0%. The decrease in materials processing sales resulted from lower sales of high and medium power lasers and pulsed lasers used in welding, marking, engraving and drilling applications. The decrease in communications applications sales resulted primarily from decreased sales of amplifiers, particularly in Russia. The increase in sales of advanced applications was due to higher sales of high power lasers used in government and defense research and pulsed and low power lasers used for sensing and optical pumping applications. The increase in medical is due to the increased demand from our established customer in the US and new OEM customers.
     Cost of sales and gross margin. Cost of sales decreased by $3.5 million, or 10.8%, to $29.1 million for the three months ended September 30, 2009 from $32.6 million for the three months ended September 30, 2008. Our gross margin decreased to 36.5% for the three months ended September 30, 2009 from 47.4% for the three months ended September 30, 2008. The decrease in gross margin was the result of less favorable absorption of our fixed manufacturing costs due to a decline in sales volume, less favorable product mix due to lower sales of medium power lasers and reduction of inventory as well as lower sales prices due to pricing pressure caused by the industry-wide reduction in demand. These cost of sales increases were partially offset by a reduction in manufacturing expenses in the period primarily related to reduced salaries and benefits expense and other manufacturing overhead. Expenses related to inventory reserves and other valuation adjustments decreased by $0.4 million to $1.3 million or 2.8% of sales for the three months ended September 30, 2009 as compared to $1.7 million or 2.7% of sales for the three months ended September 30, 2008.
     Sales and marketing expense. Sales and marketing expense increased by $0.1 million, or 1.4%, to $3.8 million for the three months ended September 30, 2009 from $3.7 million for the three months ended September 30, 2008, primarily as a result of an increase in selling expenses related to depreciation of units used for demonstration purposes. As a percentage of sales, sales and marketing expense increased to 8.3% for the three months ended September 30, 2009 from 6.0% for the three months ended September 30, 2008. As we continue to expand our worldwide sales organization, we expect expenditures on sales and marketing to continue to increase in the aggregate although the near term increases may be more moderate.
     Research and development expense. Research and development expense increased by $0.5 million, or 10.6%, to $4.6 million for the three months ended September 30, 2009 from $4.1 million for the three months ended September 30, 2008. This increase was primarily due to an increase of $0.2 million in material costs. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of new products operating at different wavelengths and higher output powers and new complimentary accessories used with our products. As a percentage of sales, research and development expense increased to 10.0% for the three months ended September 30, 2009 from 6.7% for the three months ended September 30, 2008.
     General and administrative expense. General and administrative expense decreased by $1.3 million, or 21.5%, to $4.8 million for the three months ended September 30, 2009 from $6.1 million for the three months ended September 30, 2008, primarily due to a decrease of $0.9 million in bad debt, accounting, legal and contractor expenses. As a percentage of sales, general and administrative expense increased to 10.4% for the three months ended September 30, 2009 from 9.8% for the three months ended September 30, 2008. We expect that legal expenses will increase in future quarters in connection with defending two patent infringement actions against the Company.
     Effect of exchange rates on Sales, Gross Margin and Operating Expenses. We estimate that if exchange rates had been the same as one year ago, our third quarter 2009 sales would have been $0.2 million higher, gross margin would have been $0.6 million higher and operating expenses in total would have been $0.2 million higher.
     Gain on foreign exchange. Gain on foreign exchange decreased by $1.6 million to almost no gain or loss for the three months ended September 30, 2009 from a gain of $1.6 million for the three months ended September 30, 2008 and was primarily attributable to the stabilization of the Russian Ruble and appreciation of Japanese Yen and Korean Won against the U.S. Dollar off-set by the depreciation of the U.S. Dollar against the Euro.
     Interest expense. Interest expense, net was $0.3 million for the three months ended September 30, 2009 compared to $0.2 million for the three months ended September 30, 2008. The change in interest expense resulted from increased utilization of credit lines.
     Provision for income taxes. Provision for income taxes was $1.0 million for the three months ended September 30, 2009 compared to $5.3 million for the three months ended September 30, 2008, representing an effective tax rate of 31.5% for both the three months ended September 30, 2009 and 31.6% for the three months ended September 30, 2008.
     Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $8.6 million to $2.3 million for the three months ended September 30, 2009 from $10.9 million in income for the three months ended September 30, 2008. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 12.7 percentage points to 4.9% for the three months ended September 30, 2009 from 17.6% for the three months ended September 30, 2008 due to the factors described above.
Results of Operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
     Overview. The worldwide economic downturn continued to negatively affect our results of operations for the nine months ended September 30, 2009 as we experience continued weakness across many of our end markets, especially in materials processing. We continue to have limited longer term visibility to end market demand. Until end market demand becomes clearer, we will continue to focus on controlling costs and capital expenditures and reducing inventories in order to maximize cash flow. At the same time, we plan to continue to build on our technology by investing in new sales and application personnel and R&D for new products.
     Net sales. Net sales decreased by $39.3 million, or 23.0%, to $131.6 million for the nine months ended September 30, 2009 from $170.9 million for the nine months ended September 30, 2008. This decrease was attributable to lower sales of fiber lasers in materials processing applications, where net sales decreased by $42.3 million or 29.8% and a decrease in communications applications, where net sales decreased by $2.3 million or 23.6%. These decreases were partially offset by the increases sales of advanced applications, where net sales increased by $3.7 million or 23.0% and in medical applications, where net sales increased by $1.7 million, or 57.0%. The decrease in materials processing applications resulted from substantially decreased sales of pulsed lasers and medium-power lasers used in marking, engraving and drilling applications. The decrease in communications applications sales resulted primarily from decreased sales of amplifiers, particularly in Russia. The increase in sales of advanced applications was due to higher sales of high power lasers used in government and defense research and pulsed and low power lasers used for sensing and optical pumping applications. The increase in medical is due to the increased demand from our established customer in the US and new OEM customers.
     Cost of sales and gross margin. Cost of sales decreased by $2.9 million, or 3.2%, to $87.2 million for the nine months ended September 30, 2009 from $90.1 million for the nine months ended September 30, 2008. Our gross margin decreased to 33.7% for the nine months ended September 30, 2009 from 47.3% for the nine months ended September 30, 2008. The decrease in gross margin was the result of less favorable absorption of our fixed manufacturing costs due to a decline in sales volume, less favorable product mix due to lower sales of medium power lasers, a reduction in inventory, increases in charges related to inventory write-downs and lower prices due to pricing pressure caused by the industry-wide reduction in demand. These cost of sales increases were offset partially by a reduction in manufacturing expenses in the period, primarily, related to reduced salaries and benefits expense and other manufacturing supplies. Expenses related to inventory reserves and other valuation adjustments increased by $2.3 million to $5.6 million, or 4.3%, of sales for the nine months ended September 30, 2009 as compared to $3.3 million, or 1.9%, of sales for the nine months ended September 30, 2008.
     Sales and marketing expense. Sales and marketing expense increased by $0.3 million, or 2.6%, to $10.9 million for the nine months ended September 30, 2009 from $10.6 million for the nine months ended September 30, 2008, primarily as a result of an increase in selling and depreciation expenses. As a percentage of sales, sales and marketing expense increased to 8.2% for the nine months ended September 30, 2009 from 6.2% for the nine months ended September 30, 2008. As we continue to expand our worldwide sales organization, we expect expenditures on sales and marketing to continue to increase in the aggregate although the near term increases may be more moderate.
     Research and development expense. Research and development expense increased by $1.9 million, or 17.4%, to $13.4 million for the nine months ended September 30, 2009 from $11.5 million for the nine months ended September 30, 2008. This increase was primarily due to an increase of $1.2 million in material costs. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of new products operating at different wavelengths and higher output powers and new complimentary accessories used with our products. As a percentage of sales, research and development expense increased to 10.2% for the nine months ended September 30, 2009 from 6.7% for the nine months ended September 30, 2008.
     General and administrative expense. General and administrative expense decreased by $3.5 million, or 19.5%, to $14.7 million for the nine months ended September 30, 2009 from $18.2 million for the nine months ended September 30, 2008, primarily due to a decrease of $1.6 million decrease in accounting and legal defense fees and a $1.8 million decrease in personnel and contractor expenses. We expect that legal expenses will increase in future quarters in connection with defending two patent infringement actions against the Company. As a percentage of sales, general and administrative expense increased to 11.2% for the nine months ended September 30, 2009 from 10.7% for the nine months ended September 30, 2008.
     Effect of exchange rates on Sales, Gross Margin and Operating Expenses. We estimate that if exchange rates had been the same as one year ago, sales for the nine months ended September 30, 2009 would have been $4.2 million higher, gross margin would have been $2.5 million higher and operating expenses in total would have been $1.5 million higher.
     Loss (gain) on foreign exchange. Loss (gain) on foreign exchange increased by $2.9 million to a loss of $1.0 million for the nine months ended September 30, 2009 from a gain of $1.9 million for the nine months ended September 30, 2008 and was primarily attributable to the depreciation of the Russian Ruble and Euro against the U.S. Dollar.
     Interest expense. Interest expense, net was $1.0 million for the nine months ended September 30, 2009 compared to $0.5 million for the nine months ended September 30, 2008. The change in interest expense resulted from higher interest expense due to increased utilization of credit lines.
     Provision for income taxes. Provision for income taxes was $1.0 million for the nine months ended September 30, 2009 compared to $13.4 million for the nine months ended September 30, 2008, representing an effective tax rate of 31.5% for both the nine months ended September 30, 2009 and for the nine months ended September 30, 2008.
     Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $25.3 million to $2.3 million for the nine months ended September 30, 2009 from $27.6 million for the nine months ended September 30, 2008. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 14.4 percentage points to 1.7% for the nine months ended September 30, 2009 from 16.1% for the nine months ended September 30, 2008 due to the factors described above.
Liquidity and Capital Resources
     Our principal sources of liquidity as of September 30, 2009 consisted of cash and cash equivalents of $76.3 million, unused credit lines and overdraft facilities of $47.6 million and working capital (excluding cash) of $61.5 million. This compares to cash and cash equivalents of $51.3 million, unused overdraft facilities of $40.9 million and working capital (excluding cash) of $80.7 million as of December 31, 2008. The increase in cash and cash equivalents of $25.0 million from December 31, 2008 relates primarily to cash provided by operating activities during the nine months ended September 30, 2009 of $37.7 million, partially offset by capital expenditures of $9.6 million, net repayments of our credit lines of $4.4 million and the acquisition of non-controlling interests totaling $0.5 million.
     We held approximately $1.3 million in auction-rate securities (ARSs) at September 30, 2009, all of which is included in other long-term assets. Our investments in ARSs at September 30, 2009 consisted solely of taxable municipal debt securities which are classified as long-term available for sale securities due to continued auction failures.
     Our long-term debt consists of an $18.3 million secured variable-rate note which matures in July 2013. The note is secured by a mortgage on real estate and buildings in Massachusetts. We expect that the existing cash and marketable securities, our cash flows from operations and our existing lines of credit will be sufficient to meet our liquidity and capital needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our rate of net sales growth, the timing and extent of spending to support development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We have made no arrangements to obtain additional financing, and there is no assurance that such additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

     The following table details our line of credit facilities as of September 30, 2009:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit	$35 million	LIBOR plus 0.8% to 1.2%, depending on the Company’s performance	July 2011	Unsecured

Euro Credit Facility (Germany) (1)	Euro 15.0 million ($21.9 million)	Euribor + 1.0% or EONIA + 1.5%	September 2010	Unsecured, guaranteed by parent company

Euro Overdraft Facilities	Euro 3.2 million ($4.6 million)	2.82%-6.95%	Between September 2009 and March 2010	Common pool of assets of German and Italian subsidiaries

(1)	$4.0 million of this credit facility is available to our Russian subsidiary and $1.3 million is available to our Italian subsidiary
     The Company is required to meet certain financial covenants associated with its U.S. revolving line of credit and long term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. For trailing twelve month periods until September 2010, up to $15.0 million of our capital expenditures are treated as being funded from the proceeds of our initial public offering. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of September 30, 2009.
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
     Operating activities. Net cash provided by operating activities in the nine months ended September 30, 2009 increased by $12.7 million to $37.7 million from $25.0 million in the nine months ended September 30, 2008 and primarily resulted from:
•	A decrease in inventory of $2.8 million in 2009 compared to an increase of inventory of $21.8 million in 2008;

•	A decrease in accounts receivable of $10.7 million in 2009 compared to an increase of $6.2 million in 2008; partially offset by

•	A decrease in cash provided by net income after adding back non-cash charges of $23.9 million in 2009 as compared to 2008.
     Given our vertical integration, rigorous and time-consuming testing procedures for both internally manufactured and externally purchased components and the lead time required to manufacture components used in our finished product, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory.
     Investing activities. Net cash used in investing activities was $9.5 million and $23.8 million in the nine months ended September 30, 2009 and 2008, respectively. The cash used in investing activities in the first nine months of 2009 was related to capital expenditures on property, plant and equipment. The cash used in investing activities in the first nine months of 2008 was primarily related to capital expenditures on property, plant and equipment and intangible assets of $29.5 million, partially offset by $5.5 million of proceeds from sale of marketable securities. In 2009 and 2008, capital expenditures in the United States, Germany, and Russia related to facilities and equipment for diode wafer growth, burn-in test stations and packaging as well as new fiber assembly and component production facilities. We expect capital expenditures to be lower than $15 million for the year ended December 31, 2009. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer, with the result that it would be difficult to defer such committed capital expenditures to a later period.
     Financing activities. Net cash used by financing activities was $3.8 million in the nine months ended September 30, 2009 as compared to cash provided by financing activities of $5.6 million in the nine months ended September 30, 2008. The cash used by financing activities in 2009 was primarily related to the net repayments of $4.4 million from the use of our credit lines and by cash used to purchase non-controlling interests of $0.5 million, partially offset by $2.1 million of exercise of employee stock options and related tax benefits. The cash provided by financing activities in 2008 was primarily related to the net proceeds of $4.4 million from the use of our credit lines.

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
Recent Accounting Pronouncements
     See Note 2 to the condensed consolidated financial statements in Part I, Item 1 for information related to recent accounting pronouncements.
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
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. The interest rates for our U.S. revolving line of credit and our Euro credit facility are variable. The rates on our Euro overdraft facilities in Germany and Italy and our Japanese Yen overdraft facility are fixed for twelve-month periods. The interest rate on our other bank debt is currently fixed through interest-rate swaps. Approximately 54% of our outstanding debt had a fixed rate of interest as of September 30, 2009. We do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
     Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Russian Ruble. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen and the Russian Ruble. Gains and losses on foreign exchange transactions had no significant impact on the financial results for the three months ended September 30, 2009 and totaled a $1.6 million gain for the three months ended September 30, 2008. Gains and losses on foreign exchange transactions totaled a $1.0 million loss for the nine months ended September 30, 2009 and a $1.9 million gain for the nine months ended September 30, 2008. Management believes that the use of foreign currency financial instruments reduces the risks of certain foreign currency transactions; however, these instruments provide only limited protection. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future. No foreign currency derivative instruments were outstanding at September 30, 2009.
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
     In July 2009, the United States Patent and Trademark Office (“USPTO”) confirmed the patentability of all of the claims in the IMRA America Inc., patent over the prior art cited in the reexamination, as well as of new claims added during the reexamination. The USPTO issued a reexamination certificate in October 2009. As result, the U.S. District Court for the Eastern District of Michigan lifted the stay on the litigation. A trial is scheduled for August 2010 and discovery has recommenced.
     In June 2009, we submitted an additional reexamination request to the USPTO with respect to a patent asserted by CardioFocus Inc. against us. This request also been granted by the USPTO. The USPTO issued further office actions in July 2009 on the two patents not expressly asserted against us in the complaint, but that were referred to in the subsequent infringement allegations against us. All of the claims of one of the two patents were rejected, as were all but three claims of the other patent, the patentability of which was confirmed. The U.S. District Court for the District of Massachusetts has stayed the litigation until the earlier of October 2009 or the conclusion of the re-examination. The Court indicated that it will consider extending the stay for up to an additional year for good cause shown. We and the other defendants have requested that the Court extend the stay until the earlier of October 2010 or the conclusion of the re-examinations.
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
     From time to time, we have been notified of allegations and claims that we may be infringing patents or intellectual property rights owned by third parties. In 2007, we settled two patent infringement lawsuits filed against us. We are presently defending two patent infringement lawsuits. In November 2006, IMRA America, Inc. filed an action against us alleging that certain products we produce, including but not limited to our continuous wave and pulsed fiber lasers and fiber amplifiers, which account for a significant portion of our revenues, infringe one U.S. patent allegedly owned by IMRA America. IMRA America alleges willful infringement and seeks damages of at least $10 million, treble damages and injunctive relief. IMRA America also alleges inducement of infringement and contributory infringement. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. This lawsuit concerns products made, used, sold or offered for sale in or imported into the United States and therefore the lawsuit affects products that account for a substantial portion of our revenues. This lawsuit does not affect revenues that are derived from products that are not made, used, sold or offered for sale in or imported into the United States. In June 2008, the U.S. Patent and Trademark Office (“USPTO”) ordered re-examination of the patent claims asserted by IMRA America against the Company based on several prior art references that we submitted in an ex parte re-examination request. In July 2009, the USPTO confirmed the patentability of all of the claims in the IMRA America patent over the prior art cited in the reexamination, as well as of new claims added during the reexamination. The USPTO issued a reexamination certificate in October 2009. As result, the U.S. District Court for the Eastern District of Michigan lifted the stay on the litigation. A trial is scheduled for August 2010 and discovery has recommenced. In August 2009, IPG submitted an additional reexamination request, which is being reviewed by the USPTO.
     In February 2008, CardioFocus Inc. filed an action against us and other co-defendants alleging that our erbium and thulium fiber lasers infringe one patent allegedly owned by CardioFocus and seeks unspecified damages, treble damages and attorneys’ fees for alleged willful infringement. The plaintiff also alleges inducement of infringement. The patent claims generally relate to a system for transmitting laser energy via an optical fiber to a surgical site. The patent expired in April 2007. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. CardioFocus subsequently alleged that the Company infringes claims of two additional patents and we are investigating a response to such allegations. We and several of our co-defendants filed reexamination requests, which were granted by the USPTO. In two office actions in November 2008, the USPTO rejected all of the claims of the CardioFocus patents alleged to be infringed. In February 2009, CardioFocus responded to the USPTO office actions, and in June 2009, we submitted an additional reexamination request to the USPTO, which request has also been granted. The USPTO issued further office actions in July 2009 on the two patents not expressly asserted against the Company in the Complaint, but that were referred to in the subsequent infringement allegations against the Company. All of the claims of one of the two patents were rejected, as were all but three claims of the other patent, the patentability of which was confirmed. The U.S. District Court for the District of Massachusetts has stayed the litigation until the earlier of October 2009 or the conclusion of the re-examinations. The Court indicated that it will consider extending the stay for up to an additional year for good cause shown. We and the other defendants have requested that the Court extend the stay until the earlier of October 2010 or the conclusion of the re-examinations. Discovery has not yet commenced.
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

IPG PHOTONICS CORPORATION
Date: November 6, 2009	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2009	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Vice President and Chief Financial Officer (Principal Financial Officer)