Form 10-K
period 2009-12-31
IPG PHOTONICS CORP
filed 2010-03-15
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $363 million, calculated based upon the closing price of our common stock of $10.97 per share as reported by the Nasdaq Global Market on June 30, 2009.

As of March 8, 2010, 46,105,854 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our Company

IPG Photonics Corporation (“IPG,” the “Company,” the “Registrant,” “we”, “us” or “our”) was incorporated in Delaware in 1998. We are the leading developer and manufacturer of a broad line of high-performance fiber lasers for diverse applications in numerous markets. Fiber lasers are a new generation of lasers that combine the advantages of semiconductor diodes, such as long life and high efficiency, with the high amplification and precise beam qualities of specialty optical fibers to deliver superior performance, reliability and usability.

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

We are vertically integrated. We design and manufacture most key components used in our finished products, including semiconductor diodes, optical fiber preforms and cables, finished fiber lasers and amplifiers. Our vertically integrated operations allow us to reduce manufacturing costs, ensure access to critical components, rapidly develop and integrate advanced products and protect our proprietary technology.

Industry Background

Conventional Laser Technologies

Since the laser was invented over 50 years ago, laser technology has revolutionized a broad range of applications and products in various industries, including automotive, medical, research, consumer products, electronics, semiconductors and communications. Lasers provide flexible, non-contact and high-speed ways to process and treat various materials. They are widely used to transmit large volumes of data in optical communications systems, in various medical applications and in test and measurement systems. For a wide variety of applications, lasers provide superior performance and a more cost-effective solution than non-laser technologies.

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

Historically, CO2 gas lasers and crystal lasers have been the two principal laser types used in materials processing and many other applications. They are named for the materials used to create the lasing action. A CO2 laser produces light by electrically stimulating a gas-filled tube. A crystal laser uses an arc lamp, pulsed flash lamp, or diode stack or array to optically pump a special crystal. The most common crystal lasers use yttrium aluminum garnet (YAG) crystals infused with neodymium or ytterbium.

Introduction of Fiber Lasers

Fiber lasers use semiconductor diodes as the light source to pump specialty optical fibers, which are infused with rare earth ions. These fibers are called active fibers and are comparable in diameter to a human hair. The laser emission is created within optical fibers and delivered through a flexible optical fiber cable. As a result of their different design and components, fiber lasers are more reliable, efficient, robust and portable, and easier to operate than conventional lasers. In addition, fiber lasers free the end users from fine mechanical adjustments and the high maintenance costs that are typical for conventional lasers.

Although low-power fiber lasers have existed for approximately four decades, their increased recent adoption has been driven primarily by our improvements in their performance, increases in output power levels and decreased costs including technological improvements in optical components such as active fibers that have increased their power capacities and resulted in overall performance improvements in fiber lasers. Fiber lasers now offer output powers that exceed those of conventional lasers in many categories. Also, semiconductor diodes historically have represented the majority of the cost of fiber lasers. The high cost of diodes meant that fiber lasers could not compete with conventional lasers on price and limited their use to high value-added applications. Over the last several years, however, our semiconductor diodes have become more affordable and reliable due, in part, to substantial advancements in semiconductor diode technology and increased production volumes. As a result, the average cost per watt of output power has decreased dramatically over the last decade. Because of these improvements, our fiber lasers can now effectively compete with conventional lasers over a wide range of output powers and applications. As a pioneer in the development and commercialization of fiber lasers, we have contributed to many advancements in fiber laser technology and products.

Advantages of Fiber Lasers over Conventional Lasers

We believe that fiber lasers provide a combination of benefits that include:

•	Superior Performance. Fiber lasers provide high beam quality over the entire power range. In most conventional laser solutions, the beam quality is sensitive to output power, while in fiber lasers, the output beam is virtually non-divergent over a wide power range, meaning the beam can be focused to achieve high levels of precision, increased power densities and greater distances over which processing can be completed. The superior beam quality and greater intensity of a fiber laser’s beam allow tasks to be accomplished rapidly and with lower-power units than comparable conventional lasers.

•	Lower Total Cost of Ownership. Fiber lasers offer strong value to customers because of their generally lower total operating costs due to their lower required maintenance costs, high reliability and energy efficiency. The initial purchase price for fiber lasers is generally below that of YAG lasers and comparable to that of conventional CO2lasers. Fiber lasers convert electrical energy to optical energy approximately 2 to 3 times more efficiently than diode-pumped YAG lasers, approximately 3 times more efficiently than conventional CO2 lasers and approximately 15 to 30 times more efficiently than lamp-pumped YAG lasers. Because fiber lasers are much more energy-efficient and place lower levels of thermal stress on their internal components, they have substantially lower cooling requirements compared to those of conventional lasers and lower or no maintenance costs.

•	Ease of Use. Many features of fiber lasers make them easier to operate, maintain and integrate into laser-based systems as compared to conventional lasers.

•	Compact Size and Portability. Fiber lasers are typically smaller and lighter in weight than conventional lasers, saving valuable floor space. While conventional lasers are delicate due to the precise alignment of mirrors, fiber lasers are more durable and able to perform in variable environments.

•	Choice of Wavelengths and Precise Control of Beam. The design of fiber lasers generally provides a broad range of wavelength choices, allowing users to select the precise wavelength that best matches their application and materials.

Fiber amplifiers are similar in design to fiber lasers, use many of the same components, such as semiconductor diodes and specialty optical fibers, and provide many of the same advantages in the applications that require amplification.

Notwithstanding the benefits offered by fiber lasers, there remain applications and processes where conventional laser technologies may provide superior performance with respect to particular features. For example, crystal lasers can provide higher peak power pulses and fiber lasers do not generate the deep ultraviolet light that is used for photolithography in many semiconductor applications. In addition, CO2 lasers operate at wavelengths that are optimal for use on many non-metallic materials, including plastics.

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

Leading Market Position.  As a pioneer and technology leader in fiber lasers, we have built leading positions in our various end markets with a large and diverse customer base. Based on our leadership positions, we are driving the proliferation of fiber lasers in existing and new applications.

Breadth and Depth of Expertise.  Since the founding of our company in 1990, our core business has been developing, designing, manufacturing and marketing advanced fiber lasers and amplifiers. We have extensive know-how in materials sciences, which enables us to make our specialty optical fibers, semiconductor diodes and other critical components.

Vertically Integrated Development and Manufacturing.  We develop and manufacture all of our key specialty components, including semiconductor diodes, active fibers, passive fibers and specialty optical components. Our proprietary components are capable of handling the stress of the high optical powers from our products and we believe many of them exceed the performance of commercially available components. We believe that our vertical integration enhances our ability to meet customer requirements, accelerate development, manage costs and improve component yields, all while maintaining high performance and quality standards.

Diverse Customer Base, End Markets and Applications.  Our diverse customer base, end markets and applications provide us with many growth opportunities. Our products are used in a variety of applications and end markets worldwide. Our principal end markets and representative applications within those markets include:

Materials Processing

• Marking, engraving and printing
General manufacturing	• Welding and cutting
• Prototyping, cleaning and stripping

• High-strength steel cutting and welding
Automotive	• Welding tailored metal blanks, frames, air bag detonators and transmissions
• Cutting frames, sheets and plastic bumpers

• Hardening and welding pipes in nuclear, wind turbines and pipeline industries
Heavy industry	• Welding and cutting thick plates for ships and rail cars
• Drilling concrete and rock

• Welding titanium air frames
Aerospace	• Cladding parts
• Percussion drilling of parts

• Credit card marking
Consumer	• Diamond marking and cutting
• Welding razor blades and batteries
• Stent and pacemaker manufacturing

• Computer disk manufacturing and texturing
Semiconductor and electronics	• Photovoltaic manufacturing
• Memory repair and trim

• Directed energy
Advanced Applications	• Obstacle warning and light detecting and ranging
• Materials destruction testing
• Research, sensing and instrumentation

• Broadband — fiber to premises
Communications	• Broadband — cable video signal transport
• Metro and long-haul wire-line DWDM transport

• Skin rejuvenation and wrinkle removal
Medical	• General surgery and urology
• Dental
• Fat removal

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

Our Strategy

Our objective is to maintain and extend our leadership position by pursuing the following key elements of our strategy:

Leverage Our Technology to Gain Market Share.  As fiber lasers become more widely accepted, we plan to continue to leverage our brand and position as the leader in developing and commercializing fiber lasers to increase our position in the broader market. Our lasers continue to displace conventional lasers in numerous low and mid-power materials processing applications, such as marking, engraving and printing. Our high-power lasers also have been penetrating several applications that use conventional lasers, such as welding and cutting of metal parts.

Target New Applications for Lasers.  We intend to continue to enable and penetrate additional applications where lasers have not traditionally been used. We believe that fiber laser technology can overcome many of the limitations that have hindered the adoption of conventional lasers. We target applications where higher power, portability, efficiency, size and flexible fiber cable delivery can lead customers to adopt fiber lasers instead of non-laser solutions. Examples of such targeted new applications include cutting of high strength steel alloys and high-speed welding for automobiles.

Expand Our Product Portfolio.  We continue to invest in research and development to add additional wavelengths, power levels and other parameters while also improving beam quality. In 2009, we introduced a line of complementary products used with our fiber lasers, including high-power couplers, beam switches and optical beam delivery cables, high-power packaged diodes, long-pulse high peak power fiber lasers and a pulsed green fiber laser. In January 2010, we acquired a producer of active and passive laser materials and tunable lasers for scientific, biomedical, technological and eye-safe range-finding applications.

Optimize Our Manufacturing Capabilities.  We plan to seek further increases in the automation of our component manufacturing processes and device assembly to improve component yields and increase the power outputs and capacities of the various components that we make. We intend to leverage our technology and operations expertise to manufacture additional components in order to reduce costs, ensure component quality and ensure supply. In 2009, we started to sell our internally manufactured beam switches, optical beam delivery cables and high-power couplers to reduce our costs and improve our margins. Moreover, we are redesigning the electronics of our low and mid-power products to simplify manufacturing, improve quality and decrease costs. These initiatives, in addition to optimizing our manufacturing capabilities and maintaining efficient labor costs, are intended to improve margins.

Expand Global Reach to Attract Customers Worldwide.  In 2009, more than 75% of our sales came from international customers. We intend to capitalize on and grow our global customer base by opening new application development centers as well as sales and service offices in Russia, Asia, Europe and the United States. Last year, we expanded our application and development center in Massachusetts, and we opened a new sales office and an application development center in California and a new sales office in France.

Products

We design and manufacture a broad range of high-performance optical fiber-based lasers and amplifiers. We also make packaged diodes, direct diode laser systems and communications systems that utilize our optical fiber-based products. Many of our products are designed to be used as general purpose energy or light sources, making them useful in diverse applications and markets.

Our products are based on a common proprietary technology platform using many of the same core components, such as semiconductor diodes and specialty fibers, which we configure to our customers’ specifications. Our engineers and scientists work closely with OEMs and end users to develop and customize our products for their needs. Because of our flexible and modular product architecture, we offer products in different configurations according to the desired application, including modules, rack-mounted units and tabletop units. Our engineers and other technical experts work directly with the customer in our application and development centers to develop and configure the optimal solution for each customer’s manufacturing requirements. We also make complementary products and components that are used with our ultra-high power products, such as fiber couplers, beam switches, optical beam delivery cables and chillers. In addition, we make marking systems for sale in India and China.

Lasers

Our laser products include low (1 to 99 watts), medium (100 to 999 watts) and high (1,000 watts and above) output power lasers from 0.5 to 2 microns in wavelength. These lasers either may be continuous wave (CW) or may be modulated at different rates. We offer several different types of lasers, which are defined by the type of gain medium they use. These are ytterbium, erbium, thulium and Raman. We also sell fiber pigtailed packaged diodes and fiber coupled direct diode laser systems that use semiconductor diodes rather than optical fibers as their gain medium. In addition, we offer high-energy pulsed lasers, multi-wavelength lasers, tunable lasers, single-polarization and single-frequency lasers, as well as other versions of our products.

We believe that we produce the highest power solid-state lasers in the industry. Our ytterbium fiber lasers reach power levels up of to 50,000 watts. We also make single-mode output ytterbium fiber lasers with power levels of up to 10,000 watts and single-mode output erbium and thulium fiber lasers with power levels of up to 400 watts. Our compact, durable design and integrated fiber optic beam delivery allows us to offer versatile laser energy sources and simple laser integration for complex production processes without compromising quality, speed or power.

We also sell laser diode chips and packaged laser diodes operating at 9XX nanometers. Recently, we started to sell our own family of high power optical fiber delivery cables, fiber couplers, beam switches, chillers and other accessories for our fiber lasers.

Amplifiers

Our amplifier products range from milliwatts to up to 1,500 watts of output power from 1 to 2 microns in wavelength. We offer erbium-doped fiber amplifiers, commonly called EDFAs, Raman amplifiers and integrated communications systems that incorporate our amplifiers. These products are predominantly deployed in broadband networks and dense wavelength division multiplexing, or DWDM, networks such as fiber to the home (FTTH), fiber to the curb (FTTC), and passive optical networks (PON). We also offer ytterbium and thulium specialty fiber amplifiers and broadband light sources that are used in advanced applications. In addition, we sell single-frequency, linearly polarized and polarization-maintaining versions of our amplifier products. As with our fiber lasers, our fiber amplifiers offer some of the highest output power levels and highest number of optical outputs in the industry. We believe our line of fiber amplifiers offers the best commercially available output power and performance.

The following summarizes some of our product offerings by product family, primary markets and representative applications for each product family:

Product Family	Primary Markets	Representative Applications
Lasers

Short Pulse Ytterbium Fiber Lasers	Manufacturing Semiconductor Solar Display Panels Microelectronics Jewelry	• Marking and engraving • Coating removal • Cutting • Diamond marking • Scribing

Multi-Mode Output Ytterbium Fiber Lasers	Automobiles Shipbuilding Aerospace Heavy Industry Construction Defense
  •            Welding of automotive tailored blanks and transmissions
•            Remote welding of automotive frames, doors and seats
•            Cutting of hydro-formed automotive frames
•            Pipe welding
•            Materials destruction testing
•            Plate welding and cutting

Single-Mode Output Ytterbium Fiber Lasers	Manufacturing Printing Consumer Medical Devices Microelectronics Defense	• Engraving of printing rolls and plates • Stent cutting • Welding • Ceramic scribing • Optical trapping of cells • Cutting

Long Pulse Ytterbium Fiber Lasers	Manufacturing Aerospace Medical	• Welding • Drilling • Medical device welding

Diode Lasers	Manufacturing Computers Aerospace Medical	• Welding and bending of disk drive flexure • Plastic welding • Urology and dental

Erbium Fiber Lasers	Medical Manufacturing Aerospace Rapid Prototyping Scientific Research Communications	• Skin rejuvenation and stretch mark removal • Pumping of crystal lasers • Photonic Doppler velocimetry • Interferometry • Remote sensing • Non-wireline communications

Tunable, Ytterbium, Erbium and Thulium Fiber Lasers	Scientific Research Medical Instrumentation	• Spectroscopy • Optical fiber and component characterization • Component stress-testing • Diagnostic equipment

Pulsed Erbium Fiber Lasers	Aerospace Manufacturing Scientific Research	• Obstacle detection • LIDAR and 3-D mapping • Atmospheric and remote sensing

Thulium Fiber Lasers	Aerospace Manufacturing Scientific Research Medical	• Optical pumping of lasers • Pollution sensing • Medical treatments • Micromachining of plastics

Raman Fiber Lasers	Communications Scientific Research	• Distributed Raman amplification • Remote amplifier pumping • Optical pumping of lasers

Picosecond Pulsed Lasers	Scientific Research Manufacturing	• Hole drilling • Memory repair

Green Fiber Lasers	Semiconductor Consumer Medical	• LCD display processing • Scribing • Marking

Product Family	Primary Markets	Representative Applications
Amplifiers

Erbium Fiber Amplifiers	Broadband Access Cable TV DWDM Instrumentation Scientific Research	• Telephony, video on demand and high-speed internet • Ultra-long-haul transmission • Non-wireline optical communications • Coherent and spectral beam combining • High-power component testing

Raman Fiber Amplifiers	DWDM Instrumentation Scientific Research	• Distributed Raman amplification • Remote amplifier pumping • Repeaterless submarine systems • WDM Raman amplifiers

Communications Systems	DWDM	• 200Km to 400Km long-span transmissions • 2.5 and 10 gbit/second transmissions

Ytterbium Fiber Amplifiers	Scientific Research Life Sciences	• Coherent and spectral beam combining • Detection and sensing systems • Non-linear frequency conversion

In January 2010, we completed the acquisition of Photonics Innovations, Inc., a maker of active and passive laser materials and tunable lasers for scientific, biomedical, technological, and eye-safe range-finding applications. The acquisition allows us to expand our product offerings to the middle infrared region (approximately 2 to 5 microns).

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

Welding Applications.  Laser welding offers several important advantages over conventional welding technology as it is non-contact, easy to automate, provides high process speed and results in narrow-seamed, high quality welds that generally require little or no post-processing machining. Parts can be accurately machined before welding because laser welding does not overly heat or otherwise damage or distort the material being processed. The high beam quality of our fiber lasers coupled with high CW power offers deep penetration welding as well as shallow conduction mode welding. High modulation frequencies offer very high throughput in pulsed applications. In addition, fiber lasers can be focused to a small spot with extremely long focal lengths, enabling remote welding “on the fly,” a flexible method of three-dimensional welding in which the laser beam is positioned by a robot-guided scanner. Such remote welding stations equipped with fiber lasers are used for welding door panels and the multiple welding of spot and lap welds over the entire auto body frame. Typically, mid to high-power ytterbium fiber lasers and long pulse quasi-continuous wave ytterbium fiber lasers are used in welding applications.

Cutting Applications.  Laser-based cutting technology has several advantages compared to alternative technologies. Laser cutting is fast, flexible, and highly precise and can be used to cut complex contours on flat, tubular or three-dimensional materials. The laser source can be programmed to process many different kinds of materials such as steel, aluminum, brass, copper, glass, ceramic and plastic at various thicknesses. Laser cutting technology is a non-contact process that is easy to integrate into an automated production line and is not subject to wear of the cutting medium. We sell low, mid and high-power ytterbium fiber lasers for laser cutting. The operating wavelength, high beam quality, wide operating power range, power stability and small spot size are some of the qualities offered by fiber lasers for most cutting applications.

Advanced Applications

Our fiber lasers and amplifiers are utilized by commercial firms and by academic and government institutions worldwide for manufacturing of commercial systems and for research in advanced technologies and products. These markets may use specialty products developed by us or commercial versions of our products.

Directed Energy.  Our high-power fiber lasers and amplifiers have been used in variety of demonstrations.

Obstacle Warning and Mapping.  Our products are used aboard aircraft for obstacle warning and 3-dimensional mapping of earth surfaces.

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

Medical

We sell our commercial fiber and diode lasers to OEMs that incorporate our products into their medical laser systems. Continuous wave and pulsed lasers from 1 to 150 watts and diode laser systems can be used in medical and biomedical applications. Aesthetic applications addressed by lasers include skin rejuvenation, skin resurfacing and stretch mark removal. Purchasers use our diode lasers in dental, skin tightening and fat removal procedures. Surgical applications include prostate surgery. Fiber lasers have the ability to fine-tune optical penetration depth and absorption characteristics and can be used for ear, nose and throat, urology, gynecology and other surgical procedures.

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

Customers

We sell our products globally to OEMs, system integrators and end users in a wide range of diverse markets who have the in-house engineering capability to integrate our products into their own systems. We have hundreds of customers worldwide. Our end markets include materials processing (comprised of general manufacturing, automotive, heavy industry, aerospace, consumer products and medical device manufacturing, photovoltaic semiconductor and electronics customers), advanced applications (comprised of commercial companies, universities, research entities and government entities), communications (comprised of system integrators, utilities and municipalities) and medical (medical laser systems manufacturers and researchers).

We believe that our customer and end market diversification minimizes dependence on any single industry or group of customers.

The following table shows the allocation of our net sales (in thousands) among our principal markets:

	Year Ended December 31,
	2009		2008		2007

Materials Processing	$140,864	75.8%	$187,720	81.9%	$140,044	74.2%
Advanced Applications	26,557	14.3	24,670	10.8	25,047	13.3
Communications	10,867	5.8	12,904	5.6	13,062	6.9
Medical	7,606	4.1	3,782	1.7	10,524	5.6

Total	$185,894	100.0%	$229,076	100.0%	$188,677	100.0%

None of our customers accounted for 10% or more of our net sales for the years ended December 31, 2009, 2008 or 2007.

Our net sales (in thousands) were derived from customers in the following geographic regions:

	Year Ended December 31,
	2009		2008		2007

North America(1)	$45,668	24.6%	$52,018	22.7%	$53,272	28.2%
Europe	70,413	37.9	94,077	41.1	72,795	38.6
Asia and Australia	66,100	35.5	77,582	33.9	62,564	33.2
Rest of World	3,713	2.0	5,399	2.3	46	0.0

Total	$185,894	100.0%	$229,076	100.0%	$188,677	100.0%

(1)	The substantial majority of sales in North America are to customers in the United States.

Backlog

At December 31, 2009, our backlog of orders (generally scheduled for shipment within one year) was approximately $68.1 million compared to $69.3 million at December 31, 2008. At December 31, 2009, our backlog included $47.8 million of orders with firm shipment dates and $20.3 million of frame agreements that we expect to ship within one year, compared to $47.0 million of orders with firm shipment dates and $22.3 million of frame agreements at December 31, 2008. Frame agreements generally are agreements without committed shipment dates. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us has not been significant. We manage the risk of cancellation by establishing the right to charge a cancellation fee that generally covers a portion of the purchase price, any materials and development costs incurred prior to the order being cancelled. Our ability to enforce this right depends on many factors including, but not limited to, the customer’s requested length of delay, the number of other outstanding orders with the customer and our ability to quickly convert the cancelled order to another sale.

We anticipate shipping a substantial majority of the present backlog during fiscal year 2010. However, our backlog at any given date is not necessarily indicative of actual sales for any future period.

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

We maintain a customer support and field service staff in our major markets. We work closely with customers, customer groups and independent representatives to service equipment, train customers to use our products and explore additional applications for our technologies. We have materials processing application centers in the United States, Germany, Russia, China, Italy, Japan and South Korea, which we use to demonstrate our products and develop new applications. We may expand our support and field service, particularly in locations where customer concentration or volume requires local service capabilities. We repair products at our facilities or at customer sites.

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

Our vertically integrated manufacturing operations include optical preform making, specialty fiber drawing, semiconductor wafer growth, diode processing and packaging, specialty optical component manufacturing, fiber block and fiber module assembly for different power units, software and electronics development, final assembly, as well as testing, tool manufacturing and automated production systems. Over the last three years, we added additional production capabilities, including three multi-wafer growth reactors, diode test stations, fiber pre-form and fiber drawing equipment, low, mid and high-power production and testing, in order to increase our capacity as well as reduce the risks associated with our production process.

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

We developed these proprietary components, manufacturing tools, equipment and techniques over many years in an effort to address the major issues that had been inhibiting the development of fiber laser technology and to provide products that differentiate us from our competitors. We believe that the proprietary components, manufacturing tools, equipment, techniques and software utilized in all of our product lines provide extensive barriers to potential competitors. Generally, we do not sell our proprietary components to third parties, except that in 2008, we started selling our diodes to third parties. Using our technology platform, we configure standard products based upon each customer’s specifications. Through our vertically integrated manufacturing operations, we can develop, test and produce new products and configurations with higher performance and reliability and in less time than by working with external vendors. We have developed proprietary testing methodologies that allow us to develop higher power components and products in short periods of time, enable us to introduce products to the market more quickly, capitalize on new opportunities and provide superior service to our customers.

Our in-house manufacturing generally includes only those operations and components that are critical to the protection of our intellectual property, the reduction of our costs or the achievement of performance and quality standards. We purchase from vendors common and specialized mechanical, electrical and optical parts and raw materials, such as printed circuit boards, wafer substrates and various optical components.

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

We incurred research and development costs of approximately $18.5 million in 2009, $15.8 million in 2008 and $9.5 million in 2007. We plan to continue our commitment to research and development and to introduce new products, systems and complementary products that would allow us to maintain our competitive position. See Item 7, “Management’s Discussion and Analysis of Financial Condition of Results of Operations.”

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

We have increased our efforts to expand our patent portfolio. In February 2008, we purchased a portfolio of photonics patents from British Telecommunications plc that included approximately 100 U.S. patents and 340 foreign counterparts in the fields of optical fiber lasers and amplifiers, semiconductor devices, integrated optics, fiber gratings, high-speed systems and optical networking. In addition, as of March 1, 2010, we had over 55 patent applications filed and under review by the relevant patent authorities. In 2007, 2008 and 2009, we were issued seven patents by the U.S. Patent and Trademark Office relating to optical fibers, bulk optics and telecommunications systems. Intellectual property rights, including those that we own and those of others, involve significant risks. See Item 1A, “Risk Factors-Our inability to Protect Our Intellectual Property and

Proprietary Technologies Could Result in the Unauthorized Use of Our Technologies by Third Parties, Hurt Our Competitive Position and Adversely Affect Our Operating Results.”

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

We believe we compete favorably with respect to these criteria. In the materials processing market, the competition is fragmented and includes a large number of competitors. We compete with makers of high-power CO2 and solid-state lasers, including Fanuc, Lasag Ltd., Rofin-Sinar Technologies, Inc. and Trumpf GmbH + Co. KG, and makers of mid and low-power CO2 and solid-state lasers such as Coherent, Inc., GSI Group Inc., Newport Corporation and Rofin-Sinar Technologies, Inc. We also compete with fiber laser makers including Rofin-Sinar Technologies, Inc., Trumpf GmbH + Co. KG, GSI Group Inc., Coherent Inc., Newport Corporation, The Furukawa Electric Co., Ltd., Keopsys SA, Mitsubishi Cable Industries, Ltd., Miyachi Unitek Corporation, MPB Communications Inc., and JDS Uniphase Corporation. We believe that we compete favorably with other makers of fiber lasers on price, service, installed base and performance with respect to low and mid-power fiber lasers. Recently competition from other fiber laser makers increased in this power range. We currently have limited competition in high-power fiber lasers, but recently some competitors introduced high-power fiber lasers that compete with our products. We also compete in the materials processing, advanced and medical applications markets with end users that produce their own solid-state and gas lasers as well as with manufacturers of non-laser methods and tools, such as resistance welding and cutting dies in the materials processing market and scalpels in the medical market.

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

Employees

As of December 31, 2009, we had approximately 1,430 full-time employees, including 140 in research and development, 1,090 in manufacturing operations, 70 in sales, service and marketing, and 130 in general and administrative functions. Of our total full-time employees at our principal facilities, approximately 380 were in the United States, 520 were in Germany, 380 were in Russia and 50 were in China. We have never experienced a work stoppage and none of our employees is subject to a collective bargaining agreement. We believe that our current relations with our employees are good.

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

Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers in the materials processing market, which includes automotive, marking, electronics and photovoltaic applications. Approximately 76% of our revenues in 2009 were from customers in the materials processing market. Although applications in this market are broad, sales for these applications are cyclical and have historically experienced sudden and severe downturns and periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. In 2009, our sales decreased by approximately 25% in the materials processing market as a result of the global economic recession during 2009. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in this market, which, in turn, depend upon the demand for their products or services. Decreased demand for products and services from customers for these applications during an economic downturn may lead to decreased demand for our products, which would reduce our sales and margins. We may not be able to respond by decreasing our expenses quickly enough, due in part, to our fixed overhead structure related to our vertically-integrated operations and our commitments to continuing investment in research and development.

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

Our level of sales will depend on our ability to generate sales of fiber lasers in applications where conventional lasers, such as CO2 and yttrium aluminum garnet (YAG) lasers, have been used or in new and developing markets and applications for lasers where they have not been used previously. To date, a significant portion of our revenue growth has been derived from sales of fiber lasers primarily for applications where CO2 and YAG lasers historically have been used. In order to maintain or increase market demand for our fiber laser products, we will need to devote substantial resources to:

•	demonstrate the effectiveness of fiber lasers in new applications;

•	increase our direct and indirect sales efforts;

•	effectively service and support our installed product base.

•	extend our product line to address new applications for our products;

•	continue to reduce our manufacturing costs and enhance our competitive position; and

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

Fiber lasers are relatively new when compared to conventional lasers and our future success depends on the development and broader acceptance of fiber lasers. Potential customers may be reluctant to adopt fiber lasers as an alternative to conventional lasers, such as CO2 and YAG, and non-laser methods, such as mechanical tools. Such potential customers may have substantial investments and know-how related to their existing laser and non-laser technologies, and may perceive risks relating to the reliability, quality, usefulness and cost-effectiveness of fiber lasers when compared to other laser or non-laser technologies available in the market. Many of our target markets, such as the automotive, machine tool and other manufacturing, communications and medical industries, have historically adopted new technologies slowly. These markets often require long test and qualification periods or lengthy government approval processes before adopting new technologies. As a result, we may expend significant resources and time to qualify our products for a new customer application, and we cannot assure that our products will be qualified or approved for such markets. If acceptance of fiber laser technology and of our fiber lasers in particular does not continue to grow within the markets that we serve, then the opportunities to maintain or increase our revenues and profitability may be severely limited.

Our vertically integrated business results in high levels of fixed costs and inventory levels that may adversely impact our gross profits and our operating results in the event that demand for our products declines or we maintain excess inventory levels.

We have a high fixed cost base due to our vertically integrated business model, including the fact that approximately 76% of our 1,430 employees as of December 31, 2009 were employed in our manufacturing operations. We may not adjust these fixed costs quickly enough to adapt to rapidly changing market conditions. Our gross profit, in absolute dollars and as a percentage of net sales, is impacted by our sales volume, the corresponding absorption of fixed manufacturing overhead expenses and manufacturing yields. In addition, because we are a vertically integrated manufacturer and design and manufacture our key specialty components, insufficient demand for our products may subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to expected demand, we may need to record write-downs for excess or obsolete inventory. Because we are vertically integrated, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. Changes in our level of inventory lead to an increase in cash generated from our operations when inventory is sold or a decrease in cash generated from our operations at times when the amount of inventory increases.

Our manufacturing capacity and operations may not be appropriate for future levels of demand and may adversely affect our gross margins.

In response to an increase in demand for our fiber lasers, we started adding substantial manufacturing capacity at our facilities in the United States, Germany and Russia beginning in 2005. We continue to expand our capacity further in Russia. A significant portion of our manufacturing facilities and production equipment, such as our semiconductor production and processing equipment, diode packaging equipment and diode burn-in stations, are special-purpose in nature and cannot be adapted easily to make other products. If the demand for fiber lasers or amplifiers does not increase or decreases from current levels, we may have significant excess manufacturing capacity and under-absorption of our fixed costs, which could in turn adversely affect our gross margins and profitability.

To maintain our competitive position as the leading developer and manufacturer of fiber lasers and to meet anticipated demand for our products, we invested significantly in the expansion of our manufacturing and operations throughout the world and may do so in the future. We incurred in the past and will incur significant costs associated with the acquisition, build-out and preparation of our facilities. We had capital expenditures of $10.5 million and $37.1 million in 2009 and 2008, respectively, and we expect to incur approximately $25 million in capital expenditures, including acquisitions, in 2010. In connection with these projects, we may incur cost overruns, construction delays, labor difficulties or regulatory issues which could cause our capital expenditures to be higher than what we currently anticipate, possibly by a material amount, which would in turn adversely impact our operating results. Moreover, we may experience higher costs due to yield loss, production inefficiencies and equipment problems until any operational issues associated with the opening of new manufacturing facilities are resolved.

The laser and amplifier industries are experiencing declining average selling prices, which could cause our gross margins to decline and harm our operating results.

Products in the laser and amplifier industries generally, and our products specifically, are experiencing and may in the future continue to experience a decline in average selling prices (ASPs) as a result of new product and technology introductions, increased competition and price pressures from significant customers. If the ASPs of our products decline further and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of our significant fixed costs, we are limited in our ability to reduce total costs quickly in response to any revenue shortfalls. Because of these factors, we have experienced and we may experience in the future material adverse fluctuations in our operating results on a quarterly or annual basis if the ASPs of our products continue to decline.

Because we lack long-term purchase commitments from our customers, our sales can be difficult to predict, which could lead to excess or obsolete inventory and adversely affect our operating results.

We generally do not enter into long-term agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules and, in some cases, orders may be cancelled or delayed without significant penalty. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. In addition, due to the absence of long-term volume purchase agreements, we forecast our revenues and plan our production and inventory levels based upon the demand forecasts of our OEM customers, end users, and distributors, which are highly unpredictable and can fluctuate substantially. This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. In this regard, we recorded provisions for inventory totaling $5.3 million, $3.8 million and $2.5 million in 2009, 2008 and 2007, respectively. These provisions were recorded as a result of changes in market prices of certain components, the value of those inventories that was realizable through finished product sales and uncertainties related to the recoverability of the value of inventories due to technological changes and excess quantities. If our OEM customers, end users or distributors fail to accurately forecast the demand for our products, fail to accurately forecast the timing of such demand, or are unable to consistently negotiate acceptable purchase order terms with customers, our results of operations may be adversely affected.

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

In November 2006, IMRA America, Inc. filed an action against us alleging that certain products we produce, including but not limited to our continuous wave and pulsed fiber lasers and fiber amplifiers, which account for a significant portion of our revenues, infringe one U.S. patent allegedly owned by IMRA America. IMRA America alleges willful infringement and seeks damages of at least $10 million, treble damages and injunctive relief. IMRA America also alleges inducement of infringement and contributory infringement. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. This lawsuit concerns products made, used, sold or offered for sale in or imported into the United States and therefore the lawsuit affects products that account for a substantial portion of our revenues. This lawsuit does not affect revenues that are derived from products that are not made, used, sold or offered for sale in or imported into the United States. IMRA America has informed us that it has patents and applications in foreign jurisdictions directed to similar subject matter as the patent subject to this lawsuit, but has not asserted them against us. In June 2008, the U.S. Patent and Trademark Office (“USPTO”) ordered re-examination of the patent claims asserted by IMRA America against the Company based on several prior art references that we submitted in an ex parte re-examination request. In July 2009, the USPTO confirmed the patentability of all of the claims in the IMRA America patent over the prior art cited in the re-examination, as well as of new claims added during the re-examination. In August 2009, IPG submitted an additional re-examination request, which was denied by the USPTO. The USPTO issued a re-examination certificate in October 2009. As a result, the U.S. District Court for the Eastern District of Michigan lifted the stay on the litigation. A trial is scheduled for August 2010 and discovery has recommenced.

In February 2008, CardioFocus Inc. filed an action against us and other co-defendants alleging that our erbium and thulium fiber lasers infringe one patent allegedly owned by CardioFocus and seeking unspecified damages, treble damages and attorneys’ fees for alleged willful infringement. CardioFocus also alleges inducement of infringement. The patent claims generally relate to a system for transmitting laser energy via an optical fiber to a surgical site. The patent expired in April 2007. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. CardioFocus subsequently alleged that the Company infringes claims of two additional patents. We and several of our co-defendants filed re-examination requests, which were granted by the USPTO. As a result of three separate office actions in the second half of 2009, the USPTO rejected a substantial number of claims in the three patents, many of which CardioFocus disclaimed, and the USPTO confirmed the patentability of several other claims of these patents. The U.S. District Court for the District of Massachusetts initially stayed the litigation until the earlier of October 2009 or the conclusion of the re-examinations, and indicated that it will consider extending the stay for up to an additional year for good cause shown. We and the other defendants have requested that the Court extend the stay until the earlier of October 2010 or the conclusion of the re-examinations. The Court has not yet ruled on this request, and discovery has not yet resumed.

There can be no assurance that we will be able to dispose without a material effect the litigations with IMRA America or CardioFocus, claims or other allegations made against us and claims that may be asserted in the future. The outcome of any litigation, including the pending litigation, is uncertain, as is the outcome of any remaining re-examination of the CardioFocus patents. Even if we ultimately are successful on the merits of any such litigation or re-examination, legal and administrative proceedings related to intellectual property are typically expensive and time-consuming, generate negative publicity and divert financial and managerial resources. Some litigants may have greater financial resources than we have and may be able to sustain the costs of complex intellectual property litigation more easily than we can.

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

Also, we purchase certain raw materials used to manufacture our products and other components, such as semiconductor wafer substrates, diode packages, modulators, micro-optics, bulk optics and high-power beam delivery products, from single or limited-source suppliers. In general, we have no long-term contractual supply arrangements with these suppliers. Some of our suppliers are also our competitors. In 2009, some of our suppliers reduced their inventory levels and manufacturing capacity as a result of the recession, and we may experience longer lead times or delays in fulfillment of our orders. Furthermore, other than our current suppliers, there are a limited number of entities from whom we could obtain these supplies. We do not anticipate that we would be able to purchase these components or raw materials that we require in a short period of time or at the same cost from other sources in commercial quantities or that have our required performance specifications. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, could adversely affect our business. If our suppliers face financial or other difficulties, if our suppliers do not maintain sufficient inventory on hand or if there are significant changes in demand for the components and materials we obtain from them, they could limit the availability of these components and materials to us, which in turn could adversely affect our business.

We rely on the significant experience and specialized expertise of our senior management and scientific staff and if we are unable to retain these key employees and attract other highly skilled personnel necessary to grow our business successfully, our business and results of operations could suffer.

Our future success is substantially dependent on the continued service of our executive officers, particularly our founder and chief executive officer, Dr. Valentin P. Gapontsev, age 71, and the managing director of our German subsidiary IPG Laser GmbH, Dr. Eugene Shcherbakov, age 62, our highly trained team of scientists, many of whom have numerous years of experience and specialized expertise in optical fibers, semiconductors and optical component technology, and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may leave, which could harm our business. The members of our scientific staff who are expected to make significant individual contributions to our business are also members of our executive management team as disclosed under Item 10, “Directors, Executive Officers and Corporate Governance” below. Furthermore, our business requires scientists and engineers with experience in several disciplines, including physics, optics, materials sciences, chemistry and electronics. We will need to continue to recruit and retain highly skilled scientists and engineers for certain functions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled research and development, managerial, operations, sales, marketing and customer service personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to extend and maintain our scientific expertise and grow our business could suffer significantly.

Failure to effectively build and expand our direct field service and support organization could have an adverse effect on our business.

We believe that it will become increasingly important for us to provide rapid, responsive service directly to our customers throughout the world and to build and expand our own personnel resources to provide these services. Any actual or perceived lack of direct field service in the locations where we sell or try to sell our products may negatively impact our sales efforts and, consequently, our revenues. Accordingly, we have an ongoing effort to develop our direct support systems worldwide. This requires us to recruit and train additional qualified field service and support personnel as well as maintain effective and highly trained organizations that can provide service to our customers in various countries. We may not be able to attract and train additional qualified personnel to expand our direct support operations successfully. We may not be able to find and engage additional qualified third-party resources to supplement and enhance our direct support operations. Further, we may incur significant costs in providing these direct field and support services. Failure to implement our direct support operation effectively could adversely affect our relationships with our customers, and our operating results may suffer.

A few customers account for a significant portion of our sales, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations could be adversely affected.

We rely on a few customers for a significant portion of our sales. In the aggregate, our top five customers accounted for 12%, 17% and 20% of our consolidated net sales in 2009, 2008 and 2007, respectively. Our largest customer accounted for 3%, 7% and 7% of sales in 2009, 2008 and 2007, respectively. We generally do not enter into agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be adversely affected.

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

We have experienced, and expect to continue to experience, fluctuations in our quarterly operating results. We believe that fluctuations in quarterly results may cause the market price of our common stock to fluctuate, perhaps substantially. Factors which may have an influence on our operating results in a particular quarter include:

•	the increase, decrease, cancellation or rescheduling of significant customer orders;

•	the timing of revenue recognition based on the installation or acceptance of certain products shipped to our customers;

•	seasonality attributable to different purchasing patterns and levels of activity throughout the year in the areas where we operate;

•	the timing of customer qualification of our products and commencement of volume sales of systems that include our products;

•	Our ability to obtain export licenses for our products on a timely basis or at all;

•	the rate at which our present and future customers and end users adopt our technologies;

•	the gain or loss of a key customer;

•	product or customer mix;

•	competitive pricing pressures;

•	the relative proportions of our U.S. and international sales;

•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	our ability to manage our inventory levels and any inventory write-downs;

•	the incurrence of expenses to develop and improve application and support capabilities, the benefits of which may not be realized until future periods, if at all;

•	different capital expenditure and budget cycles for our customers, which affect the timing of their spending;

•	foreign currency fluctuations; and

•	our ability to control expenses.

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

We conduct our business and incur costs in the local currency of most countries in which we operate. In 2009, our net sales outside the United States represented a significant portion of our total sales. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it receives revenues. Changes in exchange rates can also affect our results of operations by changing the U.S. dollar value of sales and expenses denominated in foreign currencies. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency transaction or translation risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers, which may have an adverse effect on our financial condition, cash flows and profitability.

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

In addition, we face competition from a growing number of fiber laser makers, including Rofin-Sinar Technologies, Inc., Trumpf GmbH + Co. KG, GSI Group Inc., Coherent Inc., Newport Corporation, The Furukawa Electric Co., Ltd., Keopsys SA, Mitsubishi Cable Industries, Ltd., Miyachi Unitek Corporation, MPB Communications Inc. and JDS Uniphase Corporation. Competition from other fiber laser makers increased and some have introduced high-power fiber lasers that compete with our products. We may not be able to successfully differentiate our current and proposed products from our competitors’ products and current or prospective customers may not consider our products to be superior to competitors’ products. To maintain our competitive position, we believe that we will be required to continue a high level of investment in research and development, application development and customer service and support, and to react to market pricing conditions. Many of the laser companies that we compete with are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do.

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

A significant part of our business involves the export of our products to other countries. The U.S. government has in place a number of laws and regulations that control the export, re-export or transfer of U.S.-origin products, software and technology. The governments of other countries in which we do business have similar regulations regarding products, software and technology originating in those countries. These laws and regulations may require that we obtain a license before we can export, re-export or transfer certain products, software or technology. The requirement to obtain a license could put us at a competitive disadvantage by restricting our ability to sell products to customers in certain countries or by giving rise to delays or expenses related to obtaining a license. In applying for a license and responding to questions from licensing authorities, we have experienced and, in the future, may experience delays in obtaining export licenses based on issues solely within the control of the applicable government agency. Under the discretion of the issuing government agency, an export license may permit the export of one unit to a single customer or multiple units to one or more customers. Licenses may also include conditions that limit the use, resale, transfer, re-export, modification, disassembly, or transfer of a product, software or technology after it is exported without first obtaining permission from the relevant government agency. Failure to comply with these laws and regulations could result in government sanctions, including substantial monetary penalties, denial of export privileges, debarment from government contracts and a loss of revenues. Delays in obtaining or failure to obtain required export licenses may require us to defer shipments for substantial periods or cancel orders. Any of these circumstances could adversely affect our operations and, as a result, our financial results could suffer.

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

Dr. Valentin P. Gapontsev, our chairman, Chief Executive Officer and principal stockholder, controls approximately 41% of our voting power and has a significant influence on the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Valentin P. Gapontsev, our Chairman and Chief Executive Officer, and IP Fibre Devices (UK) Ltd. (IPFD), of which Dr. Gapontsev is the managing director and majority owner, beneficially own approximately 41% of our common stock. Dr. Gapontsev has a significant influence on the outcome of matters requiring stockholder approval, including:

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

Substantial sales of our common stock, including shares issued upon the exercise of currently outstanding options or pursuant to our universal shelf registration statement, could cause our stock price to decline.

Sales of a substantial number of shares of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. As of December 31, 2009, we had 46,076,000 shares of common stock outstanding and 3,028,000 shares subject to outstanding options. We have registered all shares of common stock that we may issue under our stock option plans and our employee stock ownership plan. In addition, all of our unregistered shares of our common stock are now eligible for sale under Rule 144, Rule 144(k) or Rule 701. As these shares are issued, they may be freely sold in the public market, and subject, in the case of any awards under our stock-based compensation plans, to applicable vesting requirements.

We currently have the ability to offer and sell common stock, preferred stock, warrants, debt and convertible securities under a currently effective universal shelf registration statement. In the future, we may issue additional options, warrants or other securities convertible into our common stock. Sales of substantial amounts of shares of our common stock or other securities under our universal shelf registration statement could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main facilities at December 31, 2009 include the following:

	Owned or	Lease	Approximate
Location	Leased	Expiration	Size (sq. ft.)	Primary Activity

Oxford, Massachusetts	Owned	—	247,000	Diodes, components, complete device manufacturing, administration
Burbach, Germany	Owned	—	207,000	Optical fiber, components, final assembly, complete device manufacturing, administration
Fryazino, Russia	Leased	December 2010	69,000	Components, complete device
	Owned	—	30,000	manufacturing, administration
Beijing, China	Owned	—	35,000	Administration, service
Novi, Michigan	Owned	—	16,000	Administration, service
Legnano, Italy	Leased	March 2012	12,000	Complete device manufacturing, administration
Yokohama, Japan	Leased	November 2011	12,000	Administration, service

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

In November 2006, IMRA America, Inc. filed an action against us alleging that certain products we produce, including but not limited to our continuous wave and pulsed fiber lasers and fiber amplifiers, which account for a significant portion of our revenues, infringe one U.S. patent allegedly owned by IMRA America. IMRA America alleges willful infringement and seeks damages of at least $10 million, treble damages and injunctive relief. IMRA America also alleges inducement of infringement and contributory infringement. This lawsuit concerns products made, used, sold or offered for sale in or imported into the United States and therefore the lawsuit affects products that account for a substantial portion of our revenues. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. This lawsuit does not affect revenues that are derived from products that are not made, used, sold or offered for sale in or imported into the United States. IMRA America has informed us that it has patents and applications in foreign jurisdictions directed to similar subject matter as the patent subject to this lawsuit, but has not asserted them against us. In June 2008, the USPTO ordered re-examination of the patent claims asserted by IMRA America, Inc. against the Company based on several prior art references that we submitted in an ex parte re-examination request. In July 2009, the United States Patent and Trademark Office (“USPTO”) confirmed the patentability of all of the claims in the IMRA America Inc., patent over the prior art cited in the re-examination, as well as of new claims added during the re-examination. The USPTO issued a re-examination certificate in October 2009. As result, the U.S. District Court for the Eastern District of Michigan lifted the stay on the litigation. A trial is scheduled for August 2010 and discovery has recommenced. We intend to vigorously contest the claims against us, but we cannot predict the outcome of the proceeding.

In February 2008, CardioFocus Inc. filed an action against us and other co-defendants alleging that our erbium and thulium fiber lasers infringe one patent allegedly owned by CardioFocus and seeks unspecified damages, treble damages and attorneys’ fees for alleged willful infringement. CardioFocus also alleges inducement of infringement. The patent claims generally relate to a system for transmitting laser energy via an optical fiber to a surgical site. The patent expired in April 2007. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. CardioFocus subsequently alleged that the Company infringes claims of two additional patents. The USPTO granted the re-examination requests submitted by us and other defendants. As a result of three separate office actions occurring in the second half of 2009, the USPTO rejected a substantial number of claims in the three patents, many of which CardioFocus disclaimed, and the USPTO confirmed the patentability of several other claims of these patents. The U.S. District Court for the District of Massachusetts initially stayed the litigation until the earlier of October 2009 or the conclusion of the re-examination, and indicated that it would consider extending the stay for up to an additional year for good cause shown. We and the other defendants have requested that the Court extend the stay until the earlier of October 2010 or the conclusion of the re-examinations. The Court has not yet ruled on this request, and discovery has not yet commenced. We intend to vigorously contest the claims against us, but we cannot predict the outcome of the proceeding.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the Nasdaq Global Market under the symbol “IPGP”. The following table sets forth the quarterly high and low sale prices of our common stock as reported on the Nasdaq Global Market.

	Common Stock Price
	High	Low

First Quarter ended March 31, 2008	$20.28	$13.80
Second Quarter ended June 30, 2008	$20.31	$14.89
Third Quarter ended September 30, 2008	$22.40	$17.25
Fourth Quarter ended December 31, 2008	$19.66	$11.03
First Quarter ended March 31, 2009	$13.56	$6.79
Second Quarter ended June 30, 2009	$11.80	$8.36
Third Quarter ended September 30, 2009	$15.35	$9.48
Fourth Quarter ended December 31, 2009	$17.62	$12.98

As of March 8, 2010, there were 46,105,854 shares of our common stock outstanding held by approximately 100 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Stock Price Performance Graph

The following Stock Price Performance Graph and related information includes comparisons required by the SEC. The Graph does not constitute “soliciting material” and should not be deemed “filed” or incorporated by reference into any other filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference into such filing.

The following graph presents the cumulative shareholder returns for our Common Stock compared with the NASDAQ Composite Index and the S&P Technology Sector Index. We selected these comparative groups due to industry similarities and the fact that they contain several direct competitors.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG THE COMPANY, THE NASDAQ COMPOSITE INDEX AND S&P 500
TECHNOLOGY SECTOR INDEX

	Cumulative Total Return
	12/13/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009

IPG Photonics Corporation	$100.00	$93.75	$78.09	$51.48	$65.35
Nasdaq Composite (U.S. & Foreign)	$100.00	$99.30	$109.04	$64.83	$93.29
S&P 500 Technology Sector Index	$100.00	$99.74	$113.91	$66.14	$98.14

The above graph represents and compares the value, through December 31, 2009, of a hypothetical investment of $100 made at the closing price on December 13, 2006 (which was the date that our common stock began trading on the Nasdaq Global Market) in each of (i) our common stock, (ii) the NASDAQ Composite Stock Index and (iii) the S&P 500 Technology Sector Index, in each case assuming the reinvestment of dividends. The stock price performance shown in this graph is not necessarily indicative of, and not is intended to suggest, future stock price performance.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the past three years, we have sold and issued the following unregistered securities:

1. In December 2008, we issued 50,680 unregistered shares of common stock as partial payment of the purchase price for the 20% noncontrolling interest in IPG Photonics (Italy), S.r.l. that we did not previously own. IPG Photonics (Italy), S.r.l. is now 100% owned by us. The shares were valued at $13.05 per share, the closing price on November 17, 2008.

2. In March 2009, we issued 293,146 unregistered shares of common stock as payment of the purchase price for a 31.6% noncontrolling interest in NTO IRE-Polus. NTO IRE-Polus is now 99.9% owned by us. The aggregate sale price for the shares was $6,117,973.

3. In May 2009, we issued 75,000 unregistered shares of common stock as partial payment of the purchase price for the 20% noncontrolling interest in IPG Photonics (Japan), Ltd. . IPG Photonics (Japan), Ltd. is now 100% owned by us. The aggregate sale price for the shares was $848,000.

The sales of securities described in items (1), (2) and (3) above were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Each of these sales was to “accredited investors,” as such term is defined in Rule 501 of Regulation D. Each of the recipients of securities in the transactions deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. None of the sales of the securities described in items (1), (2) and (3) above involved the use of an underwriter, and no commissions were paid in connection with the sale of any of the securities that we issued. The sales of these securities were made without general solicitation or advertising.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2009, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

Information Regarding Equity Compensation Plans

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available
	to be Issued upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
	and Rights	and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	2,994,614	$6.99	1,812,829
Equity Compensation Plans Not Approved by Security Holders	33,334	$1.50	—

Total	3,027,948		1,812,829

The equity compensation plan not approved by security holders includes a non-plan grant of stock options by the Board of Directors in March 2000 to a non-employee advisor. The stock options were non-qualified stock options to purchase common stock at an exercise price of $1.50 per share. These options vested immediately and expired in March 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007, is derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2007, 2006 and 2005, and for the years ended December 31, 2006 and 2005, is derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. Effective January 1, 2006, we were required to begin accounting for stock-based payments at fair value. Our historical results are not necessarily indicative of the results for any future period.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net sales	$185,894	$229,076	$188,677	$143,225	$96,385
Cost of sales	121,626	121,776	103,695	79,931	62,481

Gross profit	64,268	107,300	84,982	63,294	33,904
Operating expenses:
Sales and marketing	15,157	13,900	10,103	6,222	3,236
Research and development	18,543	15,804	9,527	6,544	5,788
General and administrative	20,489	23,198	20,203	13,757	10,480
Loss (gain) on foreign exchange	1,022	(2,798)	(1,175)	765	118

Total operating expenses	55,211	50,104	38,658	27,288	19,622

Operating income	9,057	57,196	46,324	36,006	14,282
Interest (expense) income, net	(1,252)	(777)	674	(1,493)	(1,840)
Fair value adjustment to series B warrants(1)	—	—	—	(7,444)	(745)
Other (expense) income, net	(36)	145	612	1,050	236

Income before (provision for) benefit from income taxes	7,769	56,564	47,610	28,119	11,933
(Provision for) benefit from income taxes	(2,485)	(18,111)	(15,522)	2,995	(4,080)

Net income(2)	5,284	38,453	32,088	31,114	7,853
Less: Net (loss) income attributable to noncontrolling interests	(135)	1,799	2,193	1,881	426

Net income attributable to IPG Photonics Corporation	5,419	36,654	29,895	29,233	7,427
Accretion of series B preferred stock	—	—	—	(1,994)	(2,351)
Beneficial conversion feature	—	—	—	(18,267)	—

Net income attributable to common shareholders	$5,419	$36,654	$29,895	$8,972	$5,076

Net income per share:
Basic	$0.12	$0.82	$0.69	$0.27	$0.16
Diluted	$0.12	$0.79	$0.65	$0.26	$0.16
Weighted-average shares outstanding:
Basic	45,489	44,507	43,269	27,896	26,232
Diluted	46,595	46,223	45,749	33,005	30,167

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

(2)	The new guidance on noncontrolling interests requiring consolidated net income to be reported at amounts that include income attributable to both the parent and noncontrolling interests was retrospectively applied to all prior periods.

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$82,920	$51,283	$37,972	$75,667	$8,361
Working capital	144,083	131,997	121,209	115,668	21,487
Total assets	312,636	313,218	263,321	232,492	115,481
Revolving line-of-credit facilities	6,007	19,769	11,218	2,603	8,746
Long-term debt, including current portion and a provision for contract settlement	18,000	19,330	20,000	38,367	26,081
Series B warrants	—	—	—	—	14,644
Convertible redeemable preferred stock	—	—	—	—	96,348
Preferred stock	—	—	—	—	4,880
Stockholders’ equity (deficit)	256,430	238,172	200,180	158,594	(46,504)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop and manufacture a broad line of high-performance fiber lasers for diverse applications in numerous markets. Fiber lasers are a new generation of lasers that combine the long life and high efficiency of semiconductor diodes with the high amplification and precise beam qualities of specialty optical fibers. Fiber lasers deliver superior performance, reliability and usability at a generally lower total cost of ownership compared to CO 2 and crystal lasers. Our products are displacing conventional lasers in many current applications and also enable new applications for lasers.

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

We are vertically integrated. We design and manufacture most key components used in our finished products, including semiconductor diodes, optical fiber preforms and cables, finished fiber lasers and amplifiers. Our vertically integrated operations allow us to reduce manufacturing costs, ensure access to critical components, rapidly develop and integrate advanced products and protect our proprietary technology.

Since our formation in Russia in 1990, we have been focused on developing and manufacturing high-power fiber lasers and amplifiers. We established manufacturing and research operations in Germany in 1994 and in the United States in 1998. In the following years, we developed numerous OEM customer relationships for our advanced, active fiber-based products and generated a substantial majority of our sales from communications companies. During 2001 and 2002, we invested in developing and manufacturing our own semiconductor diodes, one of our highest-cost components, rather than purchasing them from third-party vendors. Also, we developed new products with higher output levels, targeting new applications and markets outside of the communications industry, particularly materials processing, which is now the largest market for our products.

Description of Our Net Sales, Costs and Expenses

Net sales.  We derive net sales primarily from the sale of fiber lasers and amplifiers. We also sell diode lasers, communications systems and complementary products. We sell our products through our direct sales organization and our network of distributors and sales representatives, as well as system integrators. We sell our products to OEMs that supply materials processing laser systems, communications systems and medical laser systems to end users. We also sell our products to end users that build their own systems which incorporate our products or use our products as an energy or light source. Our scientists and engineers work closely with OEMs and end users to analyze their system requirements and match appropriate fiber laser or amplifier specifications. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more.

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

Due to our vertical integration strategy, we maintain a relatively high fixed manufacturing overhead. We may not adjust these fixed costs quickly enough to adapt to rapidly changing market conditions. Our gross margin is greatly affected by our sales volume and the corresponding absorption of fixed manufacturing overhead expenses. Additionally, because many of our products are customized, we are frequently required to devote significant engineering resources to the sales process, which we also include in cost of product sales as incurred.

Sales and marketing.  Our sales and marketing expense consists primarily of costs related to compensation, trade shows, professional and technical conferences, travel, facilities, depreciation of equipment used for demonstration purposes and other marketing costs.

Research and development.  Our research and development expense consists primarily of compensation, development expenses related to the design of our products and certain components, and facilities costs. We use a common research and development platform for our products. Costs related to product development are recorded as research and development expenses in the period in which they are incurred.

General and administrative.  Our general and administrative expense consists primarily of compensation and associated costs for executive management, finance, legal and other administrative personnel, outside legal and professional fees, allocated facilities costs and other corporate expenses.

Factors and Trends That Affect Our Operations and Financial Results

Management believes that the following factors and trends are important in understanding our financial statements and overall financial performance.

Net sales  Our net sales grew from $60.7 million in 2004 to $185.9 million in 2009, representing a compound annual growth rate of approximately 25%. Net sales growth was driven by (i) increasing demand for our products, fueled by the decreasing average cost per watt of output power and resulting increased cost competitiveness compared to traditional lasers, (ii) the introduction of new products, including our high-power lasers with higher output power levels, (iii) the growing market acceptance of fiber lasers and (iv) the development of new applications for our products and new OEM customer relationships. Our annual revenue growth rates have decreased to 21% in 2008 from 32% in 2007, 49% in 2006 and 59% in 2005. In 2009, our net sales decreased by 19% primarily due, in part, to the global economic downturn.

Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers in the materials processing market, which include automotive, marking, electronics and photovoltaic applications. Approximately 76% of our revenues in 2009 were from customers in the materials processing market. Although applications in this market are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in the materials processing market and will be subject to the broader fluctuations of capital equipment spending.

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

Gross margin.  Our total gross margin in any period can be significantly affected by total net sales in any period, by product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower-power products, and by other factors, some of which are not under our control.

Our product mix affects our margins because the selling price per watt generally is higher for low and mid-power devices than for high-power devices. The overall cost of high-power lasers may be partially offset by improved absorption of fixed overhead costs associated with sales of larger volumes of higher-power products.

Due to our vertical integration, we have significant fixed costs and our costs are difficult to adjust in response to changes in demand. Significant decreases in net sales, such as those experienced during 2009, will negatively affect gross margins. Prior to 2009, gross margins generally improved because of increasing sales and associated greater absorption of fixed overhead costs. Gross margin can also vary from quarter to quarter based on changes in manufacturing activity levels, which may not be consistent with changes in net sales. In periods where work in process and finished goods levels increase, there is generally greater absorption of manufacturing overhead relative to sales volume, which can improve gross margins in those periods. In periods where work in process and finished goods levels decrease, there is generally less absorption of manufacturing overhead relative to sales volume, which can reduce gross margins in those periods.

We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $5.3 million, $3.8 million and $2.5 million in 2009, 2008 and 2007, respectively.

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

Cost of diodes.  Prior to 2004, we used semiconductor diodes purchased from a third-party supplier. In 2004, we began production at our semiconductor diode manufacturing facility, which enabled us to significantly reduce the cost of our semiconductor diodes and eliminate reliance upon suppliers for this component. For many of our products, particularly at higher power levels, the cost of diodes is the most important factor in determining the price of the product. In addition, since 2004 we have continually increased the output power of individual semiconductor diodes and diode packages, further reducing our cost per watt.

Sales and marketing expense.  We have expanded our worldwide direct sales organization, opened applications centers around the world, hired additional personnel involved in marketing in our existing and new geographic locations, increased the number of units used for demonstration purposes, and otherwise increased expenditures on sales and marketing activities in order to support the growth in our net sales. We expect to continue to invest in our sales and marketing resources and such costs may increase in the aggregate. However, the rate of growth in such costs is not expected to be as high as rates experienced in previous years.

Research and development expense.  We plan to continue to invest in research and development to improve our existing components and products and develop new components and products, such as diodes, gas lasers and visible lasers. The amount of research and development expenses we incur may vary period to period.

General and administrative expense.  We have increased our general and administrative expenses and expanded headcount to support the growth of our company and to comply with public company reporting obligations and regulatory requirements, incurred higher insurance expenses related to directors’ and officers’ insurance and invested in our financial reporting systems. We expect future increases in general and administrative expenses to be limited, however the timing and amount of litigation-related expenses may vary substantially from quarter to quarter in response to the level of litigation activity and other unforeseen circumstances and events.

Major customers.  We have historically depended on a few customers for a large percentage of our annual net sales. The composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 12% in 2009, 17% in 2008 and 20% in 2007. Sales to our largest customer accounted for 3%, 7% and 7% of our net sales in 2009, 2008 and 2007, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our net sales to our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to inventories, income taxes and the fair value of certain debt and equity instruments including stock-based compensation. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, which may materially affect our operating results and financial position. The accounting policies described below are those which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations and financial position.

Revenue recognition.  Our net sales are generated from sales of fiber lasers, fiber amplifiers, diode lasers and complementary products. Our products are used in a wide range of applications by different types of end users or used as components integrated into systems by OEMs or system integrators. We also sell communications systems that include our fiber lasers and amplifiers as components.

We recognize revenue when four basic criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Revenue from the sale of our products is generally recognized upon shipment, provided that the other revenue recognition criteria have been met. We have no obligation to provide upgrades, enhancements or customer support subsequent to the sale, other than warranty.

Revenue from orders with multiple deliverables is divided into separate units of accounting when certain criteria are met. The consideration for the arrangement is then allocated to the separate units of accounting based on their relative fair values. We defer the revenue on multiple element arrangements if the fair values of all the undelivered elements are not known or if customer acceptance is contingent on delivery of specified items or performance conditions, if the performance conditions cannot be satisfactorily tested prior to shipment or if we have not met such conditions in the past. Applicable revenue recognition criteria are then applied separately to each separate unit of accounting.

Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. We receive a customer purchase order or contract as evidence of an arrangement and product shipment terms are typically free on board (F.O.B.) shipping point. Periodically, our revenue arrangements include customer acceptance clauses. If an acceptance clause defines a performance requirement in a process or application that we cannot effectively test prior to delivery or that has not been accepted previously, we defer recognition of revenue until the performance requirement has been proved.

Inventory.  Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. We maintain a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory. The reserve is based upon a review of inventory materials on hand, which we compare with estimated future usage and age. In addition, we review the inventory and compare recorded costs with estimates of current market value. Write-downs are recorded to reduce the carrying value to the net realizable value with respect to any part with costs in excess of current market value. Estimating demand and current market values is inherently difficult, particularly given that we make unique components and products. We determine the valuation of excess and obsolete inventory by making our best estimate considering the current quantities of inventory on hand and our forecast of the need for this inventory to support future sales of our products. We often have limited information on which to base our forecasts. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory. We recorded inventory charges of $5.3 million, $3.8 million and $2.5 million in 2009, 2008 and 2007, respectively.

Stock-based compensation.  Stock-based compensation is included in the following financial statement captions as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cost of sales	$578	$328	$285
Sales and marketing	727	407	113
Research and development	344	490	237
General and administrative	1,118	849	689

Total	$2,767	$2,074	$1,324

We allocate and record stock-based compensation expense on a straight-line basis over the requisite service period.

We calculate the fair value of stock option grants using the Black-Scholes option pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. The assumptions used to calculate the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. The weighted average assumptions used in the Black-Scholes model were as follows for the years ended December 31:

	2009	2008	2007

Expected Term	1.74-7.10 years	4.33-7.23 years	6.25 years
Volatility	46%-65%	39%-65%	65%
Risk Free Rate of Return	0.56%-2.78%	2.51%-5.20%	3.87%-5.20%
Dividend Yield	0%	0%	0%
Forfeiture Rate	2%-6.5%	2%-5%	2%-5%

The weighted average expected option term for awards granted in 2007 reflects the application of the simplified method set forth in Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 107. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Commencing in 2008, we began using historic exercise activities of its own stock options as well as projections based on historic experience.

For options granted with an expected term shorter than the history of Company-specific trading data, the Company-specific historical and implied volatility was used to calculate expected volatility. For options granted with an expected term longer than the available history of Company-specific trading data, the trading data of similar entities whose share prices are publicly available was used to calculate expected volatility. We used the following factors to identify similar public entities: industry, stage of life cycle, size and profitability. We intend to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of its own share price becomes available, or unless circumstances change such that the identified entities are no longer similar to us. In this latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation.

As stock-based compensation expense recorded in our statements of operations is based on options ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from the estimates.

We have offered an employee stock purchase plan covering our U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee’s compensation. Compensation expense related to the employee stock purchase plan for the years ended December 31, 2009 and 2008 was approximately $205,000 and $67,000, respectively.

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

Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. At December 31, 2009, we recorded a net deferred tax asset of $9,926,000. If insufficient evidence of our ability to generate future taxable income arises, we may be required to record a valuation allowance against these assets, which will result in additional income tax expense. On a quarterly basis, we evaluate whether the deferred tax assets may be realized in the future and assess the need for a valuation allowance.

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves recorded are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is “more likely than not” to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. At December 31, 2009, we had unrecognized tax benefits of approximately $2,131,000 that, if recognized, would be recorded as a reduction in income tax expense.

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

	Year Ended December 31,
	2009		2008		2007
	(In thousands, except percentages and per share data)

Net sales	$185,894	100.0%	$229,076	100.0%	$188,677	100.0%
Cost of sales	121,626	65.4	121,776	53.2	103,695	55.0

Gross profit	64,268	34.6	107,300	46.8	84,982	45.0

Operating expenses:
Sales and marketing	15,157	8.2	13,900	6.1	10,103	5.4
Research and development	18,543	10.0	15,804	6.9	9,527	5.0
General and administrative	20,489	11.0	23,198	10.1	20,203	10.7
Loss (gain) on foreign exchange	1,022	0.5	(2,798)	(1.2)	(1,175)	(0.6)

Total operating expenses	55,211	29.7	50,104	21.9	38,658	20.5

Operating income	9,057	4.9	57,196	25.0	46,324	24.6
Interest (expense) income, net	(1,252)	(0.7)	(777)	(0.3)	674	0.4
Other (expense) income, net	(36)	(0.0)	145	0.1	612	0.3

Income before provision for income taxes	7,769	4.2	56,564	24.7	47,610	25.2
Provision for income taxes	(2,485)	(1.3)	(18,111)	(7.9)	(15,522)	(8.2)

Net income	5,284	2.8	38,453	16.8	32,088	17.0
Less: Net (loss) income attributable to noncontrolling interests	(135)	(0.1)	1,799	0.8	2,193	1.2

Net income attributable to IPG Photonics Corporation	$5,419	2.9%	$36,654	16.0%	$29,895	15.8%

Net income attributable to IPG Photonics Corporation per share:
Basic	$0.12		$0.82		$0.69
Diluted	$0.12		$0.79		$0.65
Weighted-average shares outstanding:
Basic	45,489		44,507		43,269
Diluted	46,595		46,223		45,749

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Net sales.  Net sales decreased by $43.2 million, or 18.9%, to $185.9 million in 2009 from $229.1 million in 2008. This decrease was attributable to the global economic downturn and lower average sales prices, which reduced sales of fiber lasers in materials processing applications, where net sales decreased by $46.9 million or 25.0%, and a decrease in sales of communications applications, where net sales decreased by $2.0 million or 15.8%. These decreases were partially offset by the increases in sales of medical applications, where net sales increased by $3.8 million, or over 100%, and sales of advanced applications, where net sales increased by $1.9 million or 7.6%. The decrease in materials processing applications sales resulted from substantially decreased sales of pulsed lasers and medium-power lasers used in marking, engraving and drilling applications due to the global economic downturn. The decrease in communications applications sales resulted primarily from decreased sales of amplifiers, particularly in Russia. The increase in medical application sales is due to the increased demand from our established customer in the U.S. and new OEM customers. The increase in sales of advanced applications was due to higher sales of high-power lasers used in government and defense research and pulsed and low-power lasers used for sensing and optical pumping applications.

Cost of sales and gross margin.  Cost of sales decreased by $0.2 million, or 0.1%, to $121.6 million in 2009 from $121.8 million in 2008. Our gross margin decreased to 34.6% in 2009 from 46.8% in 2008. The decrease in gross margin was the result of less favorable absorption of our fixed manufacturing costs due to a decline in sales volume, less favorable product mix due to proportionately lower sales of medium-power lasers, a reduction in inventory, increases in charges related to inventory write-downs and lower prices due to pricing pressure caused by the industry-wide reduction in demand. These costs of sales increases were offset partially by a reduction in manufacturing expenses in the period, primarily related to reduced salary and benefits expense and other manufacturing supplies. Expenses related to inventory reserves and other valuation adjustments increased by $1.5 million to $5.3 million, or 2.9%, of sales in 2009 as compared to $3.8 million, or 1.7%, of sales in 2008. The increase in inventory reserves in 2009 was due in part to the decline in sales and corresponding usage of inventory as well as the impact of a new generation of diodes on usage levels of the previous generation.

Sales and marketing expense.  Sales and marketing expense increased by $1.3 million, or 9.0%, to $15.2 million in 2009 from $13.9 million in 2008, primarily as a result of an increase in depreciation costs of products used for demonstration purposes and travel expenses. As a percentage of sales, sales and marketing expense increased to 8.2% in 2009 from 6.1% in 2008. As we continue to expand our worldwide sales organization, we expect expenditures on sales and marketing to continue to increase in the aggregate although the near-term increases may be more moderate.

Research and development expense.  Research and development expense increased by $2.7 million, or 17.3%, to $18.5 million in 2009 from $15.8 million in 2008. This increase was primarily due to increases of $1.5 million in material costs, $0.5 million in salaries and benefits and $0.5 million in depreciation. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of new products operating at different wavelengths and higher output powers and new complementary accessories used with our products. As a percentage of sales, research and development expense increased to 10.0% in 2009 from 6.9% in 2008. We expect that research and development expenses will increase moderately in absolute dollars in 2010, however they could vary from quarter to quarter.

General and administrative expense.  General and administrative expense decreased by $2.7 million, or 11.7%, to $20.5 million in 2009 from $23.2 million in 2008, primarily due to a $0.6 million decrease in accounting and legal defense fees and a $1.6 million decrease in personnel and contractor expenses primarily attributable to lower incentive compensation. We expect that legal expenses will increase in future quarters in connection with defending two patent infringement actions that were brought against us. As a percentage of sales, general and administrative expense increased to 11.0% in 2009 from 10.1% in 2008.

Effect of exchange rates on sales, gross margin and operating expenses.  We estimate that if exchange rates had been the same as one year ago, sales in 2009 would have been $1.5 million higher, gross margin would have been $2.1 million higher and operating expenses in total would have been $0.9 million higher. The measures that assume constant exchange rates between fiscal year 2009 and fiscal year 2008 are calculated using the average exchange rates for the twelve-month period ended December 31, 2008 for the respective currencies, which were Euro 1=US$1.47, Japanese Yen 1= US$0.01 and Russian Ruble 1=US$0.04.

Loss (gain) on foreign exchange.  We incurred a foreign exchange loss of $1.0 million in 2009 as compared to a gain of $2.8 million in 2008. The change was primarily attributable to the depreciation of the Euro against the U.S. Dollar.

Interest (expense) income, net.  Interest expense, net was $1.3 million in 2009 compared to $0.8 million in 2008. Interest expense increased in 2009 because of higher drawings on our credit lines, particularly during the first half of the year.

Provision for income taxes.  Provision for income taxes was $2.5 million in 2009 compared to $18.1 million in 2008, representing an effective tax rate of 32.0% in both 2009 and 2008.

Net income.  Net income attributable to IPG Photonics Corporation decreased by $31.3 million to $5.4 million in 2009 from $36.7 million in 2008. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 13.0 percentage points to 3.0% in 2009 from 16.0% in 2008 due to the factors described above.

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

Liquidity and Capital Resources

Our principal sources of liquidity as of December 31, 2009 consisted of cash and cash equivalents of $82.9 million, unused credit lines and overdraft facilities of $54.3 million and working capital (excluding cash) of $61.2 million. This compares to cash and cash equivalents of $51.3 million, unused credit lines and overdraft facilities of $40.9 million and working capital (excluding cash) of $80.7 million as of December 31, 2008. The increase in cash and cash equivalents of $31.6 million from December 31, 2008 relates primarily to cash provided by operating activities in 2009 of $54.3 million, offset by credit line repayments of $13.8 million and capital expenditures of $10.5 million.

We held approximately $1.3 million in auction-rate securities (ARSs) at December 31, 2009, all of which are included in other long-term assets. Our investments in ARSs at December 31, 2009 consisted solely of taxable municipal debt securities, which are classified as long-term available for sale securities due to continued auction failures.

Our long-term debt consists of an $18.0 million secured variable-rate note that matures in July 2013. The note is secured by a mortgage on real estate and buildings that we own in Massachusetts.

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

The following table details our line-of-credit facilities as of December 31, 2009:

Available
Description	Principal	Interest Rate	Maturity	Security

U.S. Revolving Line of Credit(1)	Up to $35 million	LIBOR plus 0.8% to 1.2%, depending on our performance	July 2011	Unsecured
Euro Credit Facility (Germany)(2)	Euro 15.0 million ($21.5 million)	Euribor + 1.0% or EONIA + 1.5%	June 2010	Unsecured, guaranteed by parent company
Euro Overdraft Facilities	Euro 2.3 million ($3.3 million)	2.6%-6.5%	Between March 2010 and September 2010	Common pool of assets of German and Italian subsidiaries

(1)	$12.0 million of this credit facility is available to foreign subsidiaries including India, China, Japan and Korea. Total drawings at December 31, 2009 were $5.0 million with a weighted average interest rate of 3.7%

(2)	$4.0 million of this credit facility is available to our Russian subsidiary and $1.3 million is available to our Italian subsidiary

Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $21.5 million, respectively, and neither of them is syndicated.

We are required to meet certain financial covenants associated with its U.S. revolving line of credit and long term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. For trailing twelve month periods until June 2010, up to $15.0 million of our capital expenditures are treated as being funded from the proceeds of our initial public offering. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the year ended December 31, 2009.

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

In January 2010, we completed the acquisition of Photonics Innovations, Inc., a maker of active and passive laser materials and tunable lasers for scientific, biomedical, technological, and eye-safe range-finding applications. The acquisition of Photonics Innovations, Inc was not material to our liquidity or financial position.

Operating activities.  Net cash provided by operating activities increased by $19.7 million to $54.4 million in 2009 from $34.7 million in 2008, primarily resulting from:

•	A decrease in inventory of $5.6 million in 2009 compared to an increase of inventory of $21.7 million in 2008;

•	A decrease in accounts receivable of $9.3 million in 2009 compared to an increase of $8.5 million in 2008; partially offset by

•	A decrease in cash provided by net income after adding back non-cash charges of $27.2 million in 2009 as compared to 2008.

Given our vertical integration, rigorous and time-consuming testing procedures for both internally manufactured and externally purchased components and the lead time required to manufacture components used in our finished product, the rate at which we turn inventory has historically been low when compared to our cost of sales. Also, our historic growth rates required investment in inventories to support future sales and enable us to quote short delivery times to our customers, providing what we believe is a competitive advantage. Furthermore, if there was a disruption to the manufacturing capacity of any of our key technologies, our inventories of components should enable us to continue to build finished products for a period of time. We believe that we will continue to maintain a relatively high level of inventory compared to our cost of sales. As a result, we expect to have a significant amount of working capital invested in inventory. A reduction in our level of net sales or the rate of growth of our net sales from their current levels would mean that the rate at which we are able to convert our inventory into cash would decrease.

Investing activities.  Net cash used in investing activities was $10.6 million and $31.6 million in 2009 and 2008, respectively. The cash used in investing activities in 2009 was related to capital expenditures on property, plant and equipment. The cash used in 2008 was primarily related to capital expenditures on property, plant and equipment and intangible assets of $37.1 million, partially offset by $5.5 million of proceeds from the sale of marketable securities. In 2009 and 2008, capital expenditures in the United States, Germany and Russia related to facilities and equipment for diode wafer growth, burn-in test stations and packaging as well as new fiber and component production facilities.

We expect to incur approximately $25 million in capital expenditures, including acquisitions, in 2010. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.

Financing activities.  Net cash used by financing activities was $12.3 million in 2009 as compared to net cash provided by financing activities of $10.5 million in 2008. The cash used by financing activities in 2009 was primarily related to the net repayments of $13.8 million from the use of our credit lines and cash used to purchase non-controlling interests of $0.5 million, partially offset by $3.4 million of exercise of stock options and related tax benefits. The cash provided by financing activities in 2008 was primarily related to the net proceeds of $7.8 million from the use of our credit lines.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2009 (in thousands).

	Payments Due in
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$10,718	$3,644	$5,213	$1,666	$195
Purchase obligations(1)	1,489	1,489	—	—	—
Long-term debt obligations (including interest)(2)	18,000	1,333	2,667	14,000	—

Total(3)	$30,207	6,466	7,880	15,666	195

(1)	Represents minimum purchase commitments for property, plant and equipment.

(2)	Interest for long-term debt obligations was calculated including the effect of our interest rate swap. The effect of the interest rate swap, which is accounted for as a cash flow hedge, is to fix the LIBOR component of the interest rate of the underlying floating rate loan at 4.9% for the term of the debt.

(3)	Excludes obligations related to FIN 48 because we are unable to provide a reasonable estimate of the timing of future payments relating to the remainder of these obligations. See Note 13 to our consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate.

In March 2008, the FASB issued standards requiring further disclosure on derivative instruments and hedging activities. The new standards apply to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items. The new standards require additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. These standards were effective for us beginning January 1, 2009.

Effective June 30, 2009, we adopted a new FASB standard on disclosure related to financial instruments, FASB ASC 825, Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The adoption of the new standard required us to provide additional disclosures.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. The interest rate on our existing bank debt is effectively fixed except for our U.S. revolving line of credit. The rates on our Euro overdraft facilities in Germany and Italy and our Japanese Yen overdraft facility are fixed for twelve-month periods. Approximately 75% of our outstanding debt had a fixed rate of interest as of December 31, 2009. We do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.

Exchange rates.  Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Russian Ruble. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen and the Russian Ruble. Gains and losses on foreign exchange transactions totaled a $1.0 million loss in 2009 and a $2.8 million gain in 2008. Management believes that the use of foreign currency financial instruments reduces the risks of certain foreign currency transactions; however, these instruments provide only limited protection. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future. No foreign currency derivative instruments were outstanding at December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is incorporated by reference from pages F-1 through F-25 of this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IPG Photonics Corporation
Oxford, MA

We have audited the internal control over financial reporting of IPG Photonics Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Boston, MA
March 15, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5, “Information Regarding Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2010.

IPG Photonics Corporation

By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Valentin P. Gapontsev Valentin P. Gapontsev	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 15, 2010

/s/ Timothy P.V. Mammen Timothy P.V. Mammen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2010

/s/ Robert A. Blair Robert A. Blair	Director	March 15, 2010

/s/ Michael C. Child Michael C. Child	Director	March 15, 2010

/s/ John H. Dalton John H. Dalton	Director	March 15, 2010

/s/ Henry E. Gauthier Henry E. Gauthier	Director	March 15, 2010

/s/ William S. Hurley William S. Hurley	Director	March 15, 2010

/s/ William F. Krupke William F. Krupke	Director	March 15, 2010

/s/ Eugene Shcherbakov Eugene Shcherbakov	Director	March 15, 2010

/s/ Igor Samartsev Igor Samartsev	Director	March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IPG Photonics Corporation
Oxford, Massachusetts

We have audited the accompanying consolidated balance sheets of IPG Photonics Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2010

IPG PHOTONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and per share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,920	$51,283
Accounts receivable, net	30,356	41,842
Inventories, net	52,869	72,555
Income taxes receivable	2,558	1,968
Prepaid expenses and other current assets	4,653	7,200
Deferred income taxes	7,558	6,175

Total current assets	180,914	181,023
DEFERRED INCOME TAXES	4,313	2,400
PROPERTY, PLANT, AND EQUIPMENT — Net	111,453	114,492
OTHER ASSETS	15,956	15,303

TOTAL	$312,636	$313,218

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$6,007	$19,769
Current portion of long-term debt	1,333	1,333
Accounts payable	5,620	7,739
Accrued expenses and other liabilities	21,189	17,988
Deferred income taxes	503	1,690
Income taxes payable	2,179	507

Total current liabilities	36,831	49,026
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	2,567	2,896
LONG-TERM DEBT	16,667	17,997
COMMITMENTS AND CONTINGENCIES (Note 10)
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value — 175,000,000 shares authorized at December 31, 2009 and 2008, 46,076,472 and 44,965,960 shares issued and outstanding at December 31, 2009 and 2008, respectively	5	4
Additional paid-in capital	293,743	283,217
Accumulated deficit	(48,424)	(53,843)
Accumulated other comprehensive income	11,106	8,794

Total IPG Photonics Corporation stockholders’ equity	256,430	238,172
NONCONTROLLING INTERESTS	141	5,127

Total equity	256,571	243,299

TOTAL	$312,636	$313,218

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

NET SALES	$185,894	$229,076	$188,677
COST OF SALES	121,626	121,776	103,695

GROSS PROFIT	64,268	107,300	84,982

OPERATING EXPENSES:
Sales and marketing	15,157	13,900	10,103
Research and development	18,543	15,804	9,527
General and administrative	20,489	23,198	20,203
Loss (gain) on foreign exchange	1,022	(2,798)	(1,175)

Total operating expenses	55,211	50,104	38,658

OPERATING INCOME	9,057	57,196	46,324

OTHER (EXPENSE) INCOME, Net:
Interest (expense) income, net	(1,252)	(777)	674
Other (expense) income, net	(36)	145	612

Total other (expense) income	(1,288)	(632)	1,286

INCOME BEFORE PROVISION FOR INCOME TAXES	7,769	56,564	47,610

PROVISION FOR INCOME TAXES	(2,485)	(18,111)	(15,522)

NET INCOME	5,284	38,453	32,088
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(135)	1,799	2,193

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$5,419	$36,654	$29,895

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$0.12	$0.82	$0.69
Diluted	$0.12	$0.79	$0.65
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	45,489	44,507	43,269
Diluted	46,595	46,223	45,749

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)

COMMON STOCK
Balance, beginning of year	44,965,960	$4	44,012,341	$4	42,901,612	$4
Common stock issued in purchase of noncontrolling interests	368,146	—	50,680	—	—	—
Common stock issued under employee stock purchase plan	57,528	—	17,662	—	—	—
Exercise of stock options	684,838	1	885,277	—	1,110,729	—

Balance, end of period	46,076,472	5	44,965,960	4	44,012,341	4

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		283,217		275,506		271,122
Common stock issued in purchase of noncontrolling interests		3,027		678		—
Premium on purchase of noncontrolling interests		(712)		—		—
Discount on purchase of noncontrolling interests		2,028		—		—
Common stock issued under employee stock purchase plan		545		198		—
Exercise of stock options and related tax benefit from exercise		2,871		4,761		3,060
Stock-based compensation		2,767		2,074		1,324

Balance, end of period		293,743		283,217		275,506

ACCUMULATED DEFICIT
Balance, beginning of year		(53,843)		(90,497)		(120,392)
Net income attributable to IPG Photonics Corporation		5,419		36,654		29,895

Balance, end of period		(48,424)		(53,843)		(90,497)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year		8,794		15,167		7,883
Translation adjustments		1,962		(5,327)		7,284
Unrealized gain (loss) on derivatives, net of tax		350		(1,046)		—

Balance, end of period		11,106		8,794		15,167

TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		256,430		238,172		200,180

NONCONTROLLING INTERESTS
Balance, beginning of year		5,127		4,455		2,827
Net (loss) income attributable to noncontrolling interests		(135)		1,799		2,193
Purchase of noncontrolling interests		(3,535)		(2,575)		(390)
Premium on purchase of noncontrolling interests		712		1,448
Discount on purchase of noncontrolling interests		(2,028)		—		(175)

Balance, end of period		141		5,127		4,455

TOTAL EQUITY		$256,571		$243,299		$204,635

We had a balance of $23,000 in notes receivable from stockholders as of December 31, 2006, which was fully paid during 2007.

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,284	$38,453	$32,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,172	15,834	12,304
Deferred income taxes	(4,087)	2,445	8,116
Stock-based compensation	2,767	2,074	1,324
Other	(36)	(251)	(42)
Loss (gains) on foreign currency transactions	1,023	(3,776)	(1,050)
Provision for inventory, warranty and bad debt	11,353	7,902	4,077
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	9,269	(8,466)	(11,292)
Inventories	5,600	(21,661)	(15,305)
Prepaid expenses and other assets	679	6,810	(6,756)
Accounts payable	(498)	(2,267)	1,086
Accrued expenses and other liabilities	(72)	(304)	(2,889)
Income and other taxes payable, net of excess tax benefit	3,951	(2,122)	(11,004)

Net cash provided by operating activities	54,405	34,671	10,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment and intangibles	(10,498)	(37,111)	(34,341)
Proceeds from sale of property, plant, and equipment	9	39	78
Purchase of marketable securities	—	—	(6,950)
Proceeds from sale of marketable securities	—	5,450	—
Other	(150)	4	(69)

Net cash used in investing activities	(10,639)	(31,618)	(41,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	19,056	29,693	36,542
Payments on line-of-credit facilities	(32,851)	(21,936)	(28,269)
Purchase of noncontrolling interests	(508)	(1,897)	(596)
Proceeds from long-term borrowings	—	20,041	—
Principal payments on long-term borrowings	(1,344)	(20,196)	(18,177)
Exercise of employee stock options and related tax benefit from exercise	3,417	4,959	3,060
Other	(50)	(212)	57

Net cash (used in) provided by financing activities	(12,280)	10,452	(7,383)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	151	(194)	313

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,637	13,311	(37,695)
CASH AND CASH EQUIVALENTS — Beginning of year	51,283	37,972	75,667

CASH AND CASH EQUIVALENTS — End of period	$82,920	$51,283	$37,972

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,461	$1,778	$741

Income taxes paid	$4,929	$11,751	$16,788

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable	$100	$1,216	$971
Inventory contributed as investment in affiliates	$247	$298	$—
Purchase of noncontrolling interest in consolidated subsidiaries in exchange for Common Stock	$3,027	$678	$—
Demonstration units transferred from inventory to other assets	$8,806	$4,981	$6,348

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — IPG Photonics Corporation (the “Company”) designs and manufactures a broad line of high-performance fiber lasers and fiber amplifiers for diverse applications in numerous markets, such as materials processing, advanced applications, communications and medical. Our world headquarters are located in Oxford, Massachusetts. We also have facilities and sales offices elsewhere in the United States, Europe and Asia.

Principles of Consolidation — We were incorporated as a Delaware corporation in December 1998. The accompanying financial statements include the accounts of us and our subsidiaries. All intercompany accounts and transactions have been eliminated.

Noncontrolling Interests — Effective January 1, 2009, we adopted new guidance to account for noncontrolling interests in our subsidiaries. The new guidance was retrospectively applied, and

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

The calculation of earnings per share continues to be based on income amounts attributable to the parent. The changes in presentation prescribed by the new guidance have been reflected in the accompanying consolidated balance sheets as of December 31 2009 and 2008 and the related consolidated statements of income, cash flows and equity for the years ended December 31, 2009, 2008 and 2007.

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

Inventories — Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories include parts and components that may be specialized in nature and subject to rapid obsolescence. We periodically review the quantities and carrying values of inventories to assess whether the inventories are recoverable. Because of our vertical integration, a significant or sudden decrease in sales activity could result in a significant change in the estimates of excess or obsolete inventory valuation. The costs associated with

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions for excess quantities, technological obsolescence, or component rejection are charged to cost of sales as incurred.

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

Expenditures for maintenance and repairs are charged to operations. Interest expense associated with significant capital projects is capitalized as a cost of the project. We capitalized $75,000, $390,000 and $186,000 of interest expense in 2009, 2008 and 2007, respectively.

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

Included in other long-term assets is certain demonstration equipment as well as intangible assets, comprised of purchased technologies and customer relationships. The demonstration equipment and intangible assets are amortized over the respective estimated economic lives, generally 3 years for demonstration equipment and 5 years for intangible assets. The carrying value of the demonstration equipment totaled $8.9 million and $6.8 million, at December 31, 2009 and 2008, respectively. Amortization expense for the years ended December 31, 2009 and 2008 was $3.6 million and $2.7 million, respectively.

Intangible Assets —

Intangible assets consist of the following:

	December 31,	December 31,
	2009	2008
	(In thousands)

Amortizable intangible assets
Patents	$3,650	$3,650
Customer relationships	1,934	1,655
Other identifiable intangibles	109	544

	5,693	5,849
Accumulated amortization	(1,922)	(737)

	$3,771	$5,112

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $1,185,000, $682,000 and $55,000, respectively.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated future amortization expense for intangibles as of December 31, 2009 is as follows (in thousands):

2010	2011	2012	2013	Thereafter

$1,282	$1,203	$924	$313	$49

Revenue Recognition — We recognize revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Revenue from the sale of our products is generally recognized upon shipment, provided that the other revenue recognition criteria have been met. We have no obligation to provide upgrades, enhancements or customer support subsequent to the sale, other than warranty.

Revenue from orders with multiple deliverables is divided into separate units of accounting when certain criteria are met. The consideration for the arrangement is then allocated to the separate units of accounting based on their relative fair values. We defer revenue on multiple element arrangements if the fair values of the undelivered elements are not known or if customer acceptance is contingent on delivery of specified items or performance conditions that cannot be satisfactorily tested prior to shipment or if we have not met such conditions in the past. Applicable revenue recognition criteria are then applied separately for each separate unit of accounting.

Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements. Generally, we receive a customer purchase order as evidence of an arrangement and product shipment terms are free on board (F.O.B.) shipping point.

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

Activity related to the allowance for doubtful accounts was as follows (in thousands):

Balance at January 1, 2007	$227
Provision for bad debts	72
Uncollectible accounts (recovered) or written off	(3)
Foreign currency translation	13

Balance at December 31, 2007	309
Provision for bad debts	936
Uncollectible accounts (recovered) or written off	(9)
Foreign currency translation	5

Balance at December 31, 2008	1,241
Provision for bad debts	1,777
Uncollectible accounts (recovered)	(1,795)
Foreign currency translation	33

Balance at December 31, 2009	$1,256

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranties — In general, our products carry a warranty against defect for a period of one to three years, depending upon the product type and customer negotiations. The expected cost associated with these warranty obligations is recorded when the revenue is recognized. The warranty accrual is reflected in accrued expenses and other liabilities in the consolidated balance sheets. Activity related to the warranty accrual was as follows (in thousands):

Balance at January 1, 2007	$1,998
Provision for warranty accrual	1,269
Warranty claims and other reductions	(1,392)
Foreign currency translation	82

Balance at December 31, 2007	1,957
Provision for warranty accrual	3,177
Warranty claims and other reductions	(1,899)
Foreign currency translation	(12)

Balance at December 31, 2008	3,223
Provision for warranty accrual	2,962
Warranty claims and other reductions	(2,322)
Foreign currency translation	23

Balance at December 31, 2009	$3,886

Advertising Expense — The cost of advertising is expensed as incurred. We conduct substantially all of its sales and marketing efforts through trade shows, professional and technical conferences, direct sales and use of its website. Our advertising costs were not significant for the periods presented.

Research and Development — Research and development costs are expensed as incurred.

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities and net operating loss carryforwards and credits using enacted rates in effect when those differences are expected to reverse. Valuation allowances are provided against deferred tax assets that are not deemed to be recoverable. We recognize tax positions that are more likely than not to be sustained upon examination by relevant tax authorities. The tax positions are measured at the greatest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement.

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. The reserves are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of uncertainties related to the tax benefit, assuming that the matter in question will be raised by the tax authorities.

Concentration of Credit Risk — Financial instruments that potentially subject us to credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. We maintain substantially all of its cash and marketable securities in six financial institutions, which are believed to be high-credit, quality financial institutions. We grant credit to customers in the ordinary course of business and provides a reserve for potential credit losses. Such losses historically have been within management’s expectations (see discussion related to significant customers in Note 14).

Fair Value of Financial Instruments — Our financial instruments consist of accounts receivable, auction rate securities, accounts payable, drawings on revolving lines of credit, long-term debt and certain derivative instruments. We adopted the new guidance relating to fair value measurements and disclosures effective

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2008. This guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.

The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of accounts receivable, accounts payable and drawings on revolving lines of credit are considered reasonable estimates of their fair market value, due to the short maturity of these instruments or as a result of the competitive market interest rates, which have been negotiated. Based on borrowing rates currently available to us for bank loans with similar terms and average maturities as our long-term debt, the fair value of long-term debt was $18.0 million at December 31, 2009.

The following table presents information about our assets and liabilities measured at fair value:

		Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$9,431	$9,431	$—	$—
US Treasury bills	28,678	28,678	—	—
German Treasury bills	4,299	4,299
Auction rate securities	1,284	—	—	1,284

Total assets	$43,692	$42,408	$—	$1,284

Liabilities
Interest rate swap	$1,125	$—	$1,125	$—

Total liabilities	$1,125	$—	$1,125	$—

		Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$22,560	$22,560	$—	$—
Treasury bills	9,090	9,090	—	—
Auction rate securities	1,309	—	—	1,309

Total assets	$32,959	$31,650	$—	$1,309

Liabilities
Interest rate swap	$1,678	$—	$1,678	$—

Total liabilities	$1,678	$—	$1,678	$—

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rate swap is designated as a cash flow hedge and was based on quoted market prices or pricing models using current market rates. Fair value at December 31, 2009 for the auction rate securities was determined using an analysis of discounted cash.

The assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are auction rate securities (in thousands):

Auction Rate
Securities

Balance at December 31, 2008	$1,309
ARSs redeemed by issuers at par	(25)

Balance at December 31, 2009	$1,284

The auction rate securities are considered available for sale securities. They had a cost basis of $1,475,000 and $1,500,000 at December 31, 2009 and 2008, respectively.

Comprehensive Income — Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included in other comprehensive income for us is the cumulative translation adjustment and unrealized gains or losses on derivatives. These adjustments are accumulated within the consolidated statements of equity.

Total components of other comprehensive income were as follows (in thousands):

	December 31,
	2009	2008

Net income	$5,419	$36,654
Foreign currency translation adjustment	1,962	(5,327)
Unrealized gain (loss) on derivatives, net of tax of $(202) and $631	350	(1,046)

Comprehensive income	$7,731	$30,281

Total components of accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2009	2008

Foreign currency translation adjustment	$11,802	$9,840
Unrealized loss on derivatives, net of tax of $429 and $631	(696)	(1,046)

Accumulated other comprehensive income	$11,106	$8,794

Derivative Instruments — Our primary market exposures are to interest rates and foreign exchange rates. We may use certain derivative financial instruments to help manage these exposures. We execute these instruments with financial institutions we judge to be credit-worthy. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash flow hedges - Our cash flow hedge is an interest rate swap under which we agree to pay fixed rates of interest. All of our derivatives are accounted for as hedging instruments. The fair value amounts in the consolidated balance sheet at December 31, 2009 were (in thousands):

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value

Interest rate swap	Other assets	$—	Deferred income taxes and other long-term liabilities	$1,125

Total		$—		$1,125

The derivative gains and losses in the consolidated statements of income for the year ended December 31, 2009, related to our interest rate swap contract were as follows (in thousands):

Pretax Loss
	Recognized in	Pretax Loss on Effective		Ineffective Portion of Gain on
	Other Comprehensive	Portion of Derivative		Derivative and Amount
	Income on Effective	Reclassified from		Excluded from
	Portion of	Accumulated Other		Effectiveness Testing
Derivatives in Cash Flow	Derivative	Comprehensive Loss		Recognized in Income
Hedging Relationships	Amount	Location	Amount	Location	Amount

Interest rate swap	$552	—	$—	—	$—

The notional amount of the outstanding interest rate swap was $18,000,000. We made no adjustments to the fair value of this derivative as a result of evaluating counterparty risk.

Business Segment Information — We operate in one segment which involves the design, development, production and distribution of fiber lasers, fiber amplifiers and related optical components. We have a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The chief decision maker, who is our Chief Executive Officer, measures financial performance as a single enterprise and not on legal entity or end-market basis. Throughout the year, the chief decision maker allocates capital resources on a project-by-project basis across our entire asset base to maximize profitability without regard to legal entity or end-market basis. We operate in a number of countries throughout the world in a variety of product lines. Information regarding geographic financial information and product lines is provided in Note 14.

Recent Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	STOCK-BASED COMPENSATION

Stock-based compensation is included in the following financial statement captions for the years ended December 31, as follows (in thousands):

	2009	2008	2007

Cost of sales	$578	$328	$285
Sales and marketing	727	407	113
Research and development	344	490	237
General and administrative	1,118	849	689

Total stock-based compensation	2,767	2,074	1,324
Tax benefit recognized	(792)	(594)	(392)

Net stock-based compensation	$1,975	$1,480	$932

Compensation cost for all share-based payment awards is based on the estimated grant-date fair value. We allocate and record stock-based compensation expense on a straight-line basis over the requisite service period.

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

	2009	2008	2007

Expected term	1.74-7.10 years	4.33-7.23 years	6.25 years
Volatility	46%-65%	39%-65%	65%
Risk-free rate of return	0.56%-2.78%	2.51%-5.20%	3.87%-5.20%
Dividend yield	0%	0%	0%
Forfeiture rate	2%-6.6%	2%-5%	2%-5%

Due to insufficient historical experience, the weighted average expected option term for awards granted in 2007 reflects the application of the simplified method set forth in Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 107. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Commencing in 2008, we began to use historic exercise activities of its own stock options as well as projections based on historic experience to determine the expected option term.

There is a lack of sufficient company-specific historical and implied volatility information for options granted with an expected term that is longer than the period for which our stock has been publically traded. For these awards we based our estimate of expected volatility on the expected volatility of similar entities whose share prices are publicly available. We used the following factors to identify similar public entities: industry, stage of life cycle, size and profitability. We intend to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of its own share price becomes available, or unless circumstances change such that the identified entities are no longer similar to us. In this latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation. There were option awards made in 2009 for which the expected term is

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shorter than the period for which our stock has been publically traded. For these awards, the company-specific historical and implied volatility information was used.

Incentive Plans — In April 2000, our board of directors adopted the 2000 Incentive Compensation Plan, or 2000 plan, and in February 2006, our board of directors adopted the 2006 Incentive Compensation Plan, or 2006 plan, which provide for the issuance of stock options and other stock and non-stock based awards to our directors, employees, consultants and advisors. We reserved 5,833,333 shares under the 2000 plan and 4,000,000 shares under the 2006 plan for the issuance of awards under the plans. In June 2006, our board of directors adopted the Non-Employee Directors Stock Plan (the “Directors Plan”). Only non-employee directors are eligible to receive awards under the Directors Plan. We reserved 166,666 shares for issuance under the Directors Plan. Under the three plans, we may grant nonstatutory stock options at an exercise price at least equal to the fair value of our common stock on the date of grant, unless the board of directors or compensation committee determines otherwise on the date of grant. Incentive stock options may be granted under the 2000 plan and the 2006 plan at exercise prices equal to or exceeding the fair value of the common stock on the date of grant. Options generally become exercisable over periods of one to five years and expire seven to ten years from the date of the grant. The awards under the 2000 plan and the 2006 plan may become exercisable earlier upon the occurrence of certain change of control events at the election of the board of directors or compensation committee, and all awards under the Directors Plan automatically become exercisable upon a change of control. All shares issued under the stock option plans are registered shares newly issued by us. At December 31, 2009, 1,812,829 shares were available for future grant under the three option plans.

A summary of option activity is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(In years)	(In thousands)

Outstanding — January 1, 2009	3,050,301	$6.73
Granted	812,923	9.64
Exercised	(684,838)	2.45
Forfeited	(150,438)	16.05

Outstanding — December 31, 2009	3,027,948	$8.01	6.99	$27,900

Vested or expected to vest — December 31, 2009	2,933,557	$7.88	6.94	$27,349

Exercisable — December 31, 2009	1,461,271	$4.88	5.57	$17,669

The intrinsic value of the options exercised during the years ended December 31, 2009, 2008 and 2007 was $7,656,000, $14,287,000 and $20,330,000, respectively.

The weighted-average grant fair value for options granted during the years ended December 31, 2009, 2008 and 2007 was $3.94, $8.68 and $13.09, respectively.

The total compensation cost related to nonvested awards not yet recorded at December 31, 2009 was $6,632,000, which is expected to be recognized over a weighted average of 2.5 years.

The fair value of awards vested during the year ended December 31, 2009 was $2,372,000.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2009	2008

Components and raw materials	$17,801	$27,482
Work-in-process	21,375	28,653
Finished goods	13,693	16,420

Total	$52,869	$72,555

We recorded inventory provisions totaling $5,259,000, $3,789,000 and $2,461,000 in 2009, 2008 and 2007, respectively. These provisions were recorded as a result of the changes in market prices of certain components, changes in the realizable value of those inventories through finished product sales and uncertainties related to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods. In addition, we recorded a $1.3 million reduction in value of certain components in inventory in 2009. This charge was related to a change in the standard cost of these components.

4.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2009	2008

Land	$7,340	$7,122
Buildings	86,928	83,625
Machinery and equipment	82,818	75,724
Office furniture and fixtures	16,850	15,472
Construction-in-progress	2,019	2,447

Total property, plant, and equipment	195,955	184,390
Accumulated depreciation	(84,502)	(69,898)

Total property, plant, and equipment — net	$111,453	$114,492

We recorded depreciation expense of $14,296,000, $12,481,000 and $9,043,000 in 2009, 2008 and 2007, respectively.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2009	2008

Accrued compensation	$5,265	$7,644
Customer deposits and deferred revenue	8,189	4,131
Accrued warranty	3,886	3,223
Other	3,849	2,990

	$21,189	$17,988

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	FINANCING ARRANGEMENTS

Our existing borrowings under financing arrangements consist of the following (in thousands):

	December 31,
	2009	2008

Revolving Line-of-Credit Facilities:
Euro Overdraft Facilities	$977	$670
Foreign subsidiary drawings on U.S. Line of Credit	5,030	19,099

Total	$6,007	$19,769

Term Debt:
U.S. Long-Term Note	$18,000	$19,330
Less current portion	(1,333)	(1,333)

Long-term debt	$16,667	$17,997

Revolving Line-of-Credit Facilities:

U.S. Line of Credit — We maintain an unsecured revolving line of credit with available principal of up to $35,000,000 expiring in July 2011. The line of credit bears interest at a variable rate of LIBOR plus 0.8% to 1.2% depending on our financial performance (1.0% at December 31, 2009). $12.0 million of this credit facility is available to foreign subsidiaries including India, China, Japan and Korea. Total drawings at December 31, 2009 were $5.0 million with a weighted average interest rate of 3.7% At December 31, 2009, the remaining availability under the U.S. Line of Credit totaled $29,970,000.

Euro Line of Credit — In October 2007, we entered into an unsecured revolving line of credit with a principal amount of Euro 15,000,000 (approximately $21,499,000 at December 31, 2009). The credit facility bears interest at various rates based upon the type of loan and matures in June 2010. No amounts were drawn on the Euro Line of Credit during 2009 and 2008.

Euro Overdraft Facilities — We maintain a syndicated overdraft facility with available principal of Euro 850,000 (approximately $1,218,000 at December 31, 2009). This amount is available through September 2010. This facility bears interest at market rates that vary depending upon the bank within the syndicate that advances the principal outstanding (6.5% at December 31, 2009). This facility is collateralized by a common pool of the assets of our German subsidiary, IPG Laser GmbH.

Other European Facilities — We maintain two Euro credit lines in Italy with aggregate available principal of Euro 1,475,000 (approximately $2,114,000 as of December 31, 2009) which bear interest at rates ranging from 2.62% to 2.82% and expiration dates between March and July 2010. At December 31, 2009, the aggregate remaining availability under the Euro credit lines was $1,137,000. These facilities are collateralized by a common pool of the assets of our Italian subsidiary, IPG Photonics (Italy) S.r.l. (“IPG Italy”). There were no outstanding borrowings at December 31, 2009 and 2008.

Term Debt:

U.S. Long-Term Note — In 2008, we refinanced its subordinated notes with a U.S Long-Term Note. Outstanding principal under the U.S. Long-Term Note bears interest at LIBOR plus 0.8% to 1.2%, depending on certain financial ratios and requires monthly principal payments of $111,000 and interest through August 2013, at which time the remaining principal is payable. This note is collateralized by a mortgage on the real estate and building, in Massachusetts, housing our U.S. operations. We entered into an interest rate swap instrument which converts the variable LIBOR rate on the term note to a fixed rate of 4.9%. Changes in fair

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the swap are included in “Accumulated Other Comprehensive Income”. The unrealized loss on the swap will be recognized into income over the term of the swap as a charge to interest expense.

We are required to meet certain financial covenants associated with its U.S. Line of Credit and U.S. Long-Term Note. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires us to maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. For trailing twelve month periods until June 2010, up to $15.0 million of our capital expenditures are treated as being funded from the proceeds of our initial public offering. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA.

7.	STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Authorized Capital — We have authorized capital stock consisting of 175,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. There are no shares of preferred stock outstanding.

Noncontrolling Interests — Noncontrolling interests reported in the accompanying consolidated financial statements as of December 31, 2009 consist of the 0.1% of NTO IRE-POLUS, a Russian company (“NTO”), required by applicable law to be held by a third party and 10% of IPG Photonics (Korea) Ltd. (“IPG Korea”) held by the management of IPG Korea. During 2007, the noncontrolling stockholder of IPG Korea contributed an additional $36,000. We purchased the interests of certain noncontrolling stockholders of NTO, who collectively owned 7.6%, for $596,000 in 2007 and purchased an additional 7.3% in 2008 for $1,220,000. In 2008, we purchased the 20% noncontrolling interest in IPG Italy for $1,355,000 in cash and Company shares. In 2009, we purchased 34% of NTO held by our chief executive officer and certain other Company employees for $2,644,000 in cash and Company shares and remaining 20% of IPG Photonics (Japan) Ltd., Japan held by our Japanese distributor for $891,000 in cash and Company shares.

8.	RELATED-PARTY TRANSACTIONS

We lease office space in the United Kingdom from an entity controlled by its Chief Executive Officer and reimburses the entity for general and administrative expenses. The costs related to the lease and services totaled $107,000, $183,000 and $116,000 for 2009, 2008 and 2007, respectively.

During 2007 and most of 2008, a director of one of our customers served on our board of directors. Sales to this customer totaled $2,351,000 in 2008 and $10,296,000 in 2007. The Company’s director did not serve as a director of the customer in 2009.

We paid $187,000, $295,000 and $252,000 to the father of our chief financial officer in 2009, 2008 and 2007, respectively. The amounts included payments for consulting services, commissions and reimbursement of expenses.

During 2008, we repaid our subordinated notes as described in Note 6. A member of our board of directors is affiliated with several holders of the subordinated notes, which received $10.3 million in principal in conjunction with the repayment of the subordinated notes. These holders earned $320,000 and $540,000 of interest in 2008 and 2007, respectively.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE

The following table sets forth the computation of basic and diluted net income attributable to IPG Photonics Corporation per share (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007

Net income attributable to IPG Photonics Corporation	$5,419	$36,654	$29,895
Weighted average shares	45,489	44,507	43,269
Dilutive effect of common stock equivalents	1,106	1,716	2,480

Diluted weighted average common shares	46,595	46,223	45,749

Basic net income attributable to IPG Photonics Corporation per share	$0.12	$0.82	$0.69

Diluted net income attributable to IPG Photonics Corporation per share	$0.12	$0.79	$0.65

The computation of diluted weighted average common shares excludes 343,000, 667,000 and 160,000 shares for the years ended December 31, 2009, 2008 and 2007, respectively, because the effect on net income attributable to IPG Photonics Corporation per share would have been anti-dilutive.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases — We lease certain facilities under cancelable and noncancelable operating lease agreements which expire through January 2014. In addition, we lease capital equipment under operating leases. Rent expense for the years ended December 31, 2009, 2008 and 2007 totaled $794,000, $791,000 and $466,000, respectively.

Commitments under the noncancelable lease agreements, including the lease with a related party, as of December 31, 2009 are as follows (in thousands):

Years Ending December 31	Facilities	Equipment	Total

2010	$1,482	$2,162	$3,644
2011	933	2,016	2,949
2012	811	1,454	2,265
2013	110	996	1,106
2014	110	449	559
2015	26	25	51
Thereafter	76	69	145

Total	$3,548	$7,171	$10,719

Employment Agreements — We have entered into employment agreements with certain members of senior management. The terms of these agreements are up to three years and include noncompete and nondisclosure provisions, as well as provide for defined severance for certain terminations of employment.

Contractual Obligations — We have entered into various purchase obligations that include agreements to purchase raw materials and equipment. Obligations under these agreements were $1,489,000 as of December 31, 2009.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	LEGAL PROCEEDINGS

In November 2006, we were sued for patent infringement relating to fiber laser and amplifier products we produce. The plaintiff has made a complaint for damages of over $10 million, treble damages for alleged willful infringement and injunctive relief. The case is in the discovery stage.

In February 2008, we were sued for patent infringement relating to two product lines allegedly used in medical laser applications. The plaintiff has filed a complaint for unspecified damages, treble damages for alleged willful infringement and injunctive relief. The patent asserted in the lawsuit expired in April 2007. The case was stayed until October 2009 in connection with pending patent re-examinations and a request to extend the stay until 2010 is pending with the court.

We believe it has meritorious defenses and intends to vigorously contest these claims. No loss is deemed probable at December 31, 2009 and no amounts have been accrued in respect to these contingencies.

12.	EMPLOYEE BENEFIT PLANS

We maintain a 401(k) retirement savings plan covering all of its U.S. and German employees. We make matching contributions equal to 50% of the employee’s contributions, subject to a maximum of 6% of eligible compensation. Compensation expense related to our contribution to the plan for the years ended December 31, 2009, 2008 and 2007, approximated $463,000, $504,000 and $405,000, respectively.

We have offered an employee stock purchase plan covering our U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or the last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee’s compensation. Compensation expense related to the employee stock purchase plan approximated $205,000 and $67,000 for the years ended December 31, 2009 and 2008, respectively.

13.	INCOME TAXES

Income before the impact of income taxes for the years ended December 31, consisted of the following (in thousands):

	2009	2008	2007

U.S.	$(2,844)	$11,527	$18,079
Foreign	10,613	45,037	29,531

Total	$7,769	$56,564	$47,610

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our provision for income taxes for the years ended December 31, consisted of the following (in thousands):

	2009	2008	2007

Current:
U.S.	$(98)	$(1,215)	$(30)
Foreign	(5,674)	(14,451)	(7,376)

Total current	(5,772)	(15,666)	(7,406)

Deferred:
Federal	1,448	(3,177)	(6,659)
State	129	(308)	(436)
Foreign	1,918	731	(2,178)
Change in valuation allowance	(208)	309	1,157

Total deferred	3,287	(2,445)	(8,116)

Provision for income taxes	$(2,485)	$(18,111)	$(15,522)

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

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision for the years ended December 31, is as follows (in thousands):

	2009	2008	2007

Tax at statutory rate	$(2,719)	$(19,797)	$(16,663)
Non-U.S. rate differential — net	598	2,261	7
State income taxes — net	(59)	(308)	(522)
Effect of changes in enacted tax rates on deferred tax assets and liabilities	196	(176)	1,124
Nondeductible stock compensation expense	(462)	(448)	(226)
Tax credits	737	1,183	829
Change in reserves, including interest and penalties	(666)	(934)	(636)
Change in valuation allowance	(208)	309	1,157
Other — net	98	(201)	(592)

	$(2,485)	$(18,111)	$(15,522)

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows (in thousands):

	2009	2008

Property, plant, and equipment	$480	$(235)
Inventory provisions	5,498	4,510
Allowances and accrued liabilities	1,920	(266)
Other tax credits	2,544	1,919
Deferred compensation	(582)	(520)
Net operating loss carryforwards	274	241
Valuation allowance	(208)	—

Net deferred tax assets	$9,926	$5,649

In general, it is the practice and intention of us to reinvest the earnings of its non-U.S. subsidiaries in those operations. Accordingly, we have not made any provision for additional U.S. or foreign withholding taxes in respect to repatriation of earnings of non-US subsidiaries.

Deferred tax assets and liabilities shown above does not include certain deferred tax assets from tax deductions related to equity compensation in excess of equity compensation recognized for financial reporting. As of December 31, 2009, we have U.S. federal and state tax net operating loss and other credit carryforwards available for future periods of approximately $11,002,000 and $2,187,000, respectively. The federal and state tax net operating loss and other credit carryforwards begin expiring in 2022 and 2010, respectively. All of the federal and state net operating loss and other credit carryforwards will be credited to paid in capital when realized and, accordingly, no deferred tax assets are recognized with respect to these carryforwards. We use tax law ordering for purposes of determining when excess tax benefits have been realized.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2009	2008	2007

Unrecognized tax benefit — January 1	$1,672	$867	$306
Gross increases — tax positions in prior period	459	773	446
Gross increases — tax positions in current period		32	115

Unrecognized tax benefit — December 31	$2,131	$1,672	$867

Estimated penalties and interest related to the underpayment of income taxes are $206,000, $129,000 and $178,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and are included within the provision for income taxes. Total accrued penalties and interest related to the underpayment of income taxes are $514,000, $308,000 and $179,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. Open tax years by major jurisdictions are:

•	United States 2002 — 2009
•	Germany 2003 — 2009
•	Russia 2009

We are currently undergoing an examination by German tax authorities for the years 2003 to 2008. It is not expected that the outcome of this examination will have a material effect on our results of operations.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	GEOGRAPHIC AND PRODUCT INFORMATION

We market and sell our products throughout the world through both direct sales and distribution channels. The geographic sources of our net sales, based on billing addresses of our customers are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

United States and other North America	$45,668	$52,018	$53,272
Europe:
Germany	28,242	44,771	33,450
Other including Eastern Europe/CIS	42,171	49,306	39,345
Asia and Australia:
Japan	29,937	41,310	32,894
Other	36,163	36,272	29,670
Rest of the World	3,713	5,399	46

Total	$185,894	$229,076	$188,677

Sales are derived from products for different applications: fiber lasers, diode lasers and diodes for materials processing, fiber lasers and amplifiers for advanced applications, fiber amplifiers for communications applications, and fiber lasers for medical applications. Net sales for these product lines are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Materials processing	$140,864	$187,720	$140,044
Advanced applications	26,557	24,670	25,047
Communications	10,867	12,904	13,062
Medical	7,606	3,782	10,524

Total	$185,894	$229,076	$188,677

No single customer comprised more than 10% of net sales during the years ended December 31, 2009, 2008 or 2007.

The geographic locations of our long-lived assets, based on physical location of the assets, as of December 31, 2009 and 2008, are as follows (in thousands):

	December 31,
	2009	2008

United States	$60,124	$61,943
Germany	46,646	48,424
Russia	10,382	9,418
China	4,371	4,269
Other	2,584	2,396

	$124,107	$126,450

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$45,408	$40,385	$45,808	$54,293
Gross profit	15,861	11,772	16,723	19,912
Net income attributable to IPG Photonics Corporation	1,271	(1,229)	2,255	3,122
Basic earnings per share	0.03	(0.03)	0.05	0.07
Diluted earnings per share	0.03	(0.03)	0.05	0.07

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$52,876	$55,994	$62,012	$58,194
Gross profit	24,400	26,947	29,422	26,531
Net income attributable to IPG Photonics Corporation	8,149	8,552	10,893	9,060
Basic earnings per share	0.18	0.19	0.24	0.20
Diluted earnings per share	0.18	0.19	0.23	0.20

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Form of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-136521 filed with the Securities and Exchange Commission (the “Commission”) on August 11, 2006)
3.2	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to Registration Statement No. 333-136521 filed with the Commission on November 24, 2006)
3.3	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.4 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-136521 filed with the Commission on November 14, 2006)
4.2	Registration Rights Agreement by and among the Registrant and the Investors named therein, dated as of August 30, 2000, as amended (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)
4.3	Form of Indenture, to be entered into between the Company and the trustee designated therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2009)
10.1	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.2	Amendment to Section 4.2 of 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.3	2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.4	Amendment to Section 4.2 of 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.5	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 4, 2009)
10.6	Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.7	Amendment to Section 4.2 of Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.8	Senior Executive Short-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)
10.9	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.10	Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2009)
10.11	Employment Agreement by and between the Registrant and Valentin P. Gapontsev, dated May 9, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.12	Service Agreement by and between the Registrant and Eugene Shcherbakov, dated May 9, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.13	Form of Employment Agreement dated May 9, 2008, between the Registrant and each of Timothy P.V. Mammen, Angelo P. Lopresti, George H. BuAbbud, William S. Shiner and Alexander Ovtchinnikov (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.14	Form of Amendment to Employment Agreement dated December 21, 2009, between the Registrant and each of Eugene Shcherbakov, Timothy P.V. Mammen, Angelo P. Lopresti, George H. BuAbbud, William S. Shiner and Alexander Ovtchinnikov (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2009)

Exhibit
Number	Description

10.15	Form of Confidentiality, Non-Competition and Confirmatory Assignment Agreement between the Registrant and each of the named executive officers and certain other executive officers. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.16	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)
10.17	Form of Stock Option Agreement under the 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.18	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.19	Form of Stock Option Agreement under the 2006 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.20	Form of Confidentiality, Non-Competition and Confirmatory Assignment Agreement (incorporated by reference to Exhibit 10.16 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)
10.21	Sublease Agreement between IP Fibre Devices (UK) Ltd. and IPG Photonics (UK) Ltd., dated October 31, 2006 (incorporated by reference to Exhibit 10.45 to Registration Statement No. 333-136521 filed with the Commission on November 14, 2006)
10.22	Loan Agreement between the Registrant and Bank of America, N.A. dated as of June 4, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)
10.23	Revolving Credit Note by the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)
10.24	Term Note by the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)
10.25	Mortgage and Security Agreement between Registrant and Bank of America, N.A. dated as of June 4, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)
10.26	Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated October 10, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2007)
10.27	Amendment 1 to the Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated March 2, 2009 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 11, 2009)
10.28	Guarantee of the Registrant dated October 10, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2007)
10.29	Annex 1 dated March 5, 2009, to Guaranty of the Registrant dated October 10, 2007 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 11, 2009)
10.30	Agreement and Plan of Reorganization among the Registrant, IPG Laser GmbH, Valentin P. Gapontsev and Igor Samartsev, dated as of August 5, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008)
12.1	Statement re Computation of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350