Form 10-Q
period 2010-03-31
IPG PHOTONICS CORP
filed 2010-05-10
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     As of May 5, 2010, there were 46,213,493 shares of the registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(In thousands, except share and per
	share date)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,407	$82,920
Accounts receivable, net	30,078	30,356
Inventories, net	52,135	52,869
Income taxes receivable	3,193	2,558
Prepaid expenses and other current assets	6,095	4,653
Deferred income taxes	9,253	7,558

Total current assets	185,161	180,914
DEFERRED INCOME TAXES	4,548	4,313
PROPERTY, PLANT AND EQUIPMENT, Net	109,639	111,453
OTHER ASSETS	15,859	15,956

TOTAL	$315,207	$312,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$7,098	$6,007
Current portion of long-term debt	1,333	1,333
Accounts payable	5,824	5,620
Accrued expenses and other liabilities	25,316	21,189
Deferred income taxes	322	503
Income taxes payable	4,236	2,179

Total current liabilities	44,129	36,831

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	2,293	2,567

LONG-TERM DEBT	16,333	16,667

COMMITMENTS AND CONTINGENCIES
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 46,125,191 shares issued and outstanding at March 31, 2010; 46,076,472 shares issued and outstanding at December 31, 2009	5	5
Additional paid-in capital	294,724	293,743
Accumulated deficit	(45,027)	(48,424)
Accumulated other comprehensive income	2,582	11,106

Total IPG Photonics Corporation stockholders’ equity	252,284	256,430
NONCONTROLLING INTERESTS	168	141

Total equity	252,452	256,571

TOTAL	$315,207	$312,636

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
NET SALES	$51,204	$45,408
COST OF SALES	30,657	29,547

GROSS PROFIT	20,547	15,861

OPERATING EXPENSES:
Sales and marketing	4,338	3,189
Research and development	4,158	4,142
General and administrative	6,828	4,990
(Gain) loss on foreign exchange	(108)	1,515

Total operating expenses	15,216	13,836

OPERATING INCOME	5,331	2,025

OTHER (EXPENSE) INCOME, NET:
Interest expense	(208)	(390)
Other expense, net	(66)	(148)

Total other expense	(274)	(538)

INCOME BEFORE PROVISION FOR INCOME TAXES	5,057	1,487
PROVISION FOR INCOME TAXES	(1,633)	(461)

NET INCOME	3,424	1,026
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	27	(245)

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$3,397	$1,271

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$0.07	$0.03
Diluted	$0.07	$0.03
WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	46,098	45,094
Diluted	47,191	46,152
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,424	$1,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,226	4,380
Deferred income taxes	(2,409)	(4,174)
Stock-based compensation	770	635
Unrealized (gains) losses on foreign currency transactions	(106)	1,513
Other	(10)	(31)
Provisions for inventory, warranty and bad debt	1,718	3,728
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(897)	10,281
Inventories	(3,349)	859
Prepaid expenses and other current assets	38	(1,626)
Accounts payable	(399)	(1,156)
Accrued expenses and other liabilities	3,634	(697)
Income and other taxes payable	236	2,772

Net cash provided by operating activities	7,876	17,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and intangible assets	(4,953)	(4,686)
Acquisition of business, net of cash acquired	(748)	—
Other	181	22

Net cash used in investing activities	(5,520)	(4,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	4,274	13,528
Payments on line-of-credit facilities	(3,112)	(3,298)
Purchases of noncontrolling interests	—	(455)
Principal payments on long-term borrowings	(333)	(344)
Exercise of employee stock options and related tax benefit from exercise	211	137

Net cash provided by financing activities	1,040	9,568

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,909)	(2,096)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,487	20,318
CASH AND CASH EQUIVALENTS — Beginning of period	82,920	51,283

CASH AND CASH EQUIVALENTS — End of period	$84,407	$71,601

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$281	$403

Income taxes paid	$1,445	$2,795

Non-cash transactions:
Amounts related to acquisition of business included in accounts payable and accrued expenses and other liabilities	$789	$—
Additions to property, plant and equipment included in accounts payable	$119	$365
Purchases of noncontrolling interests in exchange for Common Stock	$—	$2,190
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2010		2009
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	46,076,472	$5	44,965,960	$4
Common stock issued in purchase of noncontrolling interests	—	—	293,146	1
Exercise of stock options	48,719	—	92,927	—

Balance, end of period	46,125,191	5	45,352,033	5

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		293,743		283,217
Common stock issued in purchase of noncontrolling interests		—		2,190
Discount on purchase of noncontrolling interests		—		2,028
Exercise of stock options and related tax benefit from exercise		211		137
Stock-based compensation		770		637

Balance, end of period		294,724		288,209

ACCUMULATED DEFICIT
Balance, beginning of year		(48,424)		(53,843)
Net income attributable to IPG Photonics Corporation		3,397		1,271

Balance, end of period		(45,027)		(52,572)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year		11,106		8,794
Translation adjustments		(8,452)		(6,939)
Unrealized (loss) gain on derivatives, net of tax		(72)		31

Balance, end of period		2,582		1,886

TOTAL IPG PHONTONICS CORPORATION STOCKHOLDERS’ EQUITY		252,284		237,528

NONCONTROLLING INTERESTS
Balance, beginning of year		141		5,127
Net income (loss) attributable to noncontrolling interests		27		(245)
Purchase of noncontrolling interests		—		(2,645)
Discount on purchase of noncontrolling interests		—		(2,028)

Balance, end of period		168		209

TOTAL EQUITY		$252,452		$237,737

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying unaudited interim consolidated financial statements have been prepared by IPG Photonics Corporation, or “IPG”, “we”, “our”, or “the Company”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our annual report on Form 10-K for the year ended December 31, 2009.
     Effective January 1, 2010, the functional currency of our Russian subsidiary was changed from the U.S. Dollar to the Russian Ruble due to other than temporary changes in the business that made the local currency the predominate transactional currency. As a result of this change in functional currency, the Company was required to change the method of translation of the financial statements of this business into U.S. dollars. From the effective date forward, the Company translates all assets and liabilities of the business into U.S. dollars using the exchange rate at the end of the period, income statement items are translated using rates in effect at the date that the transactions are recorded, and related translation adjustments are accumulated and charge to accumulated other comprehensive income.
     In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In October 2009, an updated accounting guidance was issued related to the separation criteria used to determine the unit of accounting for multiple element arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation and expands the ongoing disclosure requirements. This guidance is effective for us beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. We are currently evaluating the effect that implementation of this update will have, if any, on our consolidated financial position and results of operations upon adoption.
3. INVENTORIES
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Components and raw materials	$17,092	$17,801
Work-in-process	22,089	21,375
Finished goods	12,954	13,693

Total	$52,135	$52,869

     The Company recorded inventory provisions totaling $617,000 and $1,390,000 for the three months ended March 31, 2010 and 2009, respectively. These provisions were recorded as a result of changes in market prices of certain components, the realizable value of those inventories through finished product sales and uncertainties related to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods. In addition, we recorded a $1.3 million reduction in value of certain components in inventory in the three months ended March 31, 2009. This charge was related to a change in the standard cost of these components.

4. FINANCING ARRANGEMENTS
     The Company’s borrowings under existing financing arrangements consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Revolving Line-of-Credit Facilities:
Euro Credit and Overdraft Facilities	$1,031	$977
U.S. Line of Credit	6,067	5,030

Total	$7,098	$6,007

Term Debt:
U.S. Long-Term Note	17,666	18,000
Less current portion	(1,333)	(1,333)

Total long-term debt	$16,333	$16,667

5. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
     The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share (in thousands, except per share data):

	Three Months
	Ended March 31,
	2010	2009
Net income attributable to IPG Photonics Corporation	$3,397	$1,271

Weighted average shares	46,098	45,094
Dilutive effect of common stock equivalents	1,093	1,058

Diluted weighted average common shares	47,191	46,152

Basic net income attributable to IPG Photonics Corporation per share	$0.07	$0.03

Diluted net income attributable to IPG Photonics Corporation per share	$0.07	$0.03

     The computation of diluted weighted average common shares excludes 492,000 and 1,399,000 shares for the three months ended March 31, 2010 and 2009, respectively, because the effect on net income attributable to IPG Photonics Corporation per share would have been anti-dilutive.
6. COMPREHENSIVE INCOME
     Total comprehensive income (loss) and its components were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income attributable to IPG Photonics Corporation	$3,397	$1,271
Other comprehensive income:
Unrealized loss on derivatives, net of tax	(72)	31
Foreign currency translation adjustment	(8,452)	(6,939)

Comprehensive income (loss)	$(5,127)	$(5,637)

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
     Cash flow hedges — Our cash flow hedge is an interest rate swap under which we agree to pay fixed rates of interest. We have no derivatives that are not accounted for as a hedging instrument. The fair value amounts in the consolidated balance sheet at March 31, 2010 were (in thousands):

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Balance Sheet Location	Value	Balance Sheet Location	Value

Interest rate swap	Other Assets	$—	Deferred income taxes and other long-term liabilities	$1,242

Total		$—		$1,242

     The derivative gains and losses in the consolidated statement of operations for the three months ended March 31, 2010, related to our interest rate swap contract were as follows (in thousands):

	Pretax Gain	Pretax Loss on Effective
	Recognized in	Portion of Derivative		Ineffective Portion of Gain on
	Other Comprehensive	Reclassified from		Derivative and Amount Excluded
Derivatives in Cash Flow	Income on Effective	Accumulated Other		from Effectiveness Testing
Hedging Relationships	Portion of Derivative	Comprehensive Loss		Recognized in Income
	Amount	Location	Amount	Location	Amount

Interest rate swap	$59	Interest Expense	$176	—	$—
     The notional amount of the outstanding interest rate swap was $17,666,000. We made no adjustments to the fair value of this derivative as a result of evaluating counterparty risk.
8. FAIR VALUE MEASUREMENTS
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

		Fair Value Measurements at
		March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$4,192	$4,192	$—	$—
Treasury bills	40,681	40,681	—	—
German Treasury bills	4,034	4,034	—	—
Auction rate securities	1,284	—	—	1,284

Total assets	$50,191	$48,907	$—	$1,284

Liabilities
Interest rate swap	$1,242	$—	$1,242	$—

Total liabilities	$1,242	$—	$1,242	$—

		Fair Value Measurements at
		December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$9,431	$9,431	$—	$—
Treasury bills	28,678	28,678	—	—
German Treasury bills	4,299	4,299	—	—
Auction rate securities	1,284	—	—	1,284

Total assets	$43,692	$42,408	$—	$1,284

Liabilities
Interest rate swap	$1,125	$—	$1,125	$—

Total liabilities	$1,125	$—	$1,125	$—

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
9. INTANGIBLE ASSETS

	March 31,	December 31,
(In thousands)	2010	2009
Amortizable intangible assets
Patents	$4,643	$3,650
Customer relationships	1,811	1,934
Production know-how	683	—
Other identifiable intangibles	86	109

	7,223	5,693
Accumulated amortization	(2,272)	(1,922)

	$4,951	$3,771

     The estimated future amortization expense for intangibles as of March 31, 2010 for the remainder of 2010 and subsequent years is as follows (in thousands):

2010	2011	2012	2013	2014	Thereafter
$1,109	$1,423	$1,142	$522	$258	$497
10. PRODUCT WARRANTIES
     The company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the three months ended March 31, 2010 and 2009 (in thousands).

	2010	2009

Beginning balance — January 1	$3,886	$3,224
Additions for current year deliveries	891	603
Reductions for payments made	(856)	(389)
Impact of foreign currency fluctuation	(140)	(94)

Ending balance — March 31	$3,781	$3,344

11. COMMITMENTS AND CONTINGENCIES
     In November 2006, the Company was sued for patent infringement relating to certain products, including but not limited to fiber lasers and fiber amplifiers. The plaintiff has made a complaint for damages of over $10 million, treble damages for alleged willful infringement and injunctive relief. A trial is scheduled for August 2010.
     In February 2008, the Company was sued for patent infringement relating to two product lines used in medical laser applications. The plaintiff has filed a complaint for unspecified damages, treble damages for alleged willful infringement and injunctive relief. The patent asserted in the lawsuit expired in April 2007. The case is in the discovery stage..
     The Company believes it has meritorious defenses and intends to vigorously contest the claims. No loss is deemed probable at March 31, 2010 and no amounts have been accrued in respect of these contingencies.
     We are currently undergoing an examination by the German tax authorities for the years 2003 to 2008. We expect that this examination will be completed during 2010. We do not have sufficient information to estimate the range of potential outcomes of this examination.

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
     We are vertically integrated such that we design and manufacture most of our key components used in our finished products, from semiconductor diodes to optical fiber preforms, finished fiber lasers and amplifiers. Since our formation in 1990, we have been focused on developing and manufacturing high-power fiber lasers and amplifiers.
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
     Due to the fact that a high proportion of our costs are fixed, they are generally difficult or slow to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. Gross margins generally decline if production volumes are lower as a result of a decrease in sales or inventory because the absorption of fixed manufacturing costs will be reduced. Gross margins generally improve when the opposite occurs. In addition, absorption of fixed costs can benefit gross margins due to an increase in production that is not sold and placed into inventory. If both sales and inventory decrease in the same period, the decline in gross margin may be magnified if we cannot reduce fixed costs or chose not to reduce fixed costs to match the decrease in the level of production. We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. If we experience a decline in sales that reduces absorption of our fixed costs, or if we have production issues or inventory write-downs, our gross margins will be negatively affected.
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
     Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 18% for the three months ended March 31, 2010, 12% in 2009, 17% in 2008 and 20% in 2007. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our net sales to our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected. Our sales have been affected recently by a substantial reduction in purchases of pulsed lasers from several customers, including one that was formerly our largest customer for several years.
Results of Operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009
Net sales. Net sales increased by $5.8 million, or 12.8%, to $51.2 million for the three months ended March 31, 2010 from $45.4 million for the three months ended March 31, 2009. The growth in net sales was attributable to an increase in sales of fiber lasers used in materials processing applications, where net sales increased by $8.0 million or 22.9%, and medical applications, where net sales increased by $1.1 million or over 100%. These increases were partially offset by a decrease in sales of fiber lasers used in advanced applications, where net sales decreased by $2.4 million, or 34.3%, and a decrease in sales of fiber amplifiers for communications applications, where net sales decreased by $0.8 million or 30.5%. The increase in materials processing applications sales resulted from substantially increased sales of pulsed lasers and low-power lasers used in marking and engraving applications and high power laser used in cutting applications. The increase in medical application sales is due to increased demand from our established customer in the U.S. and new OEM customers in Germany and Asia. The decrease in communications applications sales resulted primarily from decreased sales of amplifiers, particularly in Russia. The decrease in sales of advanced applications was due to lower sales of high-power lasers used in government and defense research.
Cost of sales and gross margin. Cost of sales increased by $1.1 million, or 3.8%, to $30.7 million for the three months ended March 31, 2010 from $29.5 million for the three months ended March 31, 2009. Our gross margin increased to 40.1% for the three months ended March 31, 2010 from 34.9% for the three months ended March 31, 2009. The increase in gross margin was the result of more favorable absorption of our fixed manufacturing costs due to an increase in sales volume and more favorable product mix due to proportionately higher sales of pulsed and low-power lasers. Expenses related to inventory reserves and other valuation adjustments decreased by $2.1 million to $0.6 million, or 1.2% of sales for the three months ended March 31, 2010 as compared to $2.7 million, or 6.0%, of sales for the three months ended March 31, 2009. Inventory reserves and other valuation adjustments for the three months ended March 31, 2009 were higher because of charges related to the change in cost and excess quantities of internally manufactured diodes and other parts identified as obsolete and in excess of requirements as a result of lower rates of consumption due to the decrease in net sales occurring in 2009 from the economic recession..
Sales and marketing expense. Sales and marketing expense increased by $1.2 million, or 36.0%, to $4.3 million for the three months ended March 31, 2010 from $3.2 million for the three months ended March 31, 2009, primarily as a result of an increase in personnel costs due to an increase in headcount and bonus accruals and, to a lesser extent, an increase in depreciation expense related to products used for demonstration purposes. As a percentage of sales, sales and marketing expense increased to 8.5% for the three months ended March 31, 2010 from 7.0% for the three months ended March 31, 2009.
Research and development expense. Research and development expense was $4.2 million for the three months ended March 31, 2010 compared to $4.1 million for the three months ended March 31, 2009. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of new products operating at different wavelengths and higher output powers and new complementary accessories used with our products. As a percentage of sales, research and development expense decreased to 8.1% for the three months ended March 31, 2010 from 9.1% for the three months ended March 31, 2009.
General and administrative expense. General and administrative expense increased by $1.8 million, or 36.8%, to $6.8 million for the three months ended March 31, 2010 from $5.0 million for the three months ended March 31, 2010, primarily due to legal fees related to two patent litigations and to a lesser extent an increase in personnel costs due to an increase in accruals related to bonuses. We expect that legal fees will continue at high quarterly levels while the litigations are ongoing Bonus accruals increased due to an improvement in our financial results. As a percentage of sales, general and administrative expense increased to 13.3% for the three months ended March 31, 2010 from 11.0% for the three months ended March 31, 2009.
Effect of exchange rates on sales, gross margin and operating expenses. We estimate that if exchange rates had been the same as one year ago, sales in 2010 would have been $1.2 million lower, gross margin would have been $0.4 million lower and operating expenses in total would have been $0.5 million lower. The exchange rates used in this analysis for the three months ended March 31, 2010 and 2009, respectively were US$1= Euro 0.77, US$1 = Japanese Yen 93 and US$1 = Russian Ruble 34.
(Gain) loss on foreign exchange. We incurred a foreign exchange gain of $0.1 million for the three months ended March 31, 2010 as compared to a loss of $1.5 million for the three months ended March 31, 2009. The change was primarily attributable to the relative stability of the Russian Ruble against the US Dollar in the first quarter of 2010 as compared to the Russian Ruble weakening in the same period last year. At the end of the first quarter our primary exposure to foreign exchange risk is our net dollar denominated assets in subsidiaries with a Euro functional currency.
Interest expense, net. Interest expense, net was $0.2 million for the three months ended March 31, 2010 compared to $0.4 million for the three months ended March 31, 2009.
Provision for income taxes. Provision for income taxes was $1.6 million for the three months ended March 31, 2010 compared to $0.5 million for the three months ended March 31, 2009, representing an effective tax rate of 32.3% and 31.0% for the three months ended March 31, 2010 and 2009, respectively. The increase in effective rate was due primarily to the mix of income earned in various tax jurisdictions as well as an increase in the effective tax rate in China as certain tax incentives begin to expire.
Net income. Net income attributable to IPG Photonics Corporation increased by $2.1 million to $3.4 million for the three months ended March 31, 2010 from $1.3 million for the three months ended March 31, 2009. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 3.8 percentage points to 6.6% for the three months ended March 31, 2010 from 2.8% for the three months ended March 31, 2009 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of March 31, 2010 consisted of cash and cash equivalents of $84.4 million, unused credit lines and overdraft facilities of $53.4 million and working capital (excluding cash) of $56.6 million. This compares to cash and cash equivalents of $82.9 million, unused credit lines and overdraft facilities of $54.3 million and working capital (excluding cash) of $61.2 million as of December 31, 2009. The increase in cash and cash equivalents of $1.5 million from December 31, 2009 relates primarily to cash provided by operating activities in the three months ended March 31, 2010 of $7.9 million and credit line drawings of $1.2 million, offset by cash outflows related to capital expenditures and other investing activities of $5.5 million.
We held approximately $1.3 million in auction-rate securities (ARSs) at March 31, 2010, all of which are included in other long-term assets and are classified as long-term available for sale securities.
Our long-term debt consists of a $17.7 million secured variable-rate note that matures in July 2013. The note is secured by a mortgage on real estate and buildings that we own in Massachusetts.
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
The following table details our line-of-credit facilities as of March 31, 2010:

Available
Description	Principal	Interest Rate	Maturity	Security

U.S. Revolving Line of Credit (1)	Up to $35 million	LIBOR plus 0.8% to 1.2%, depending on our performance	July 2011	Unsecured

Euro Credit Facility (Germany)(2)	Euro 15.0 million ($20.2 million)	Euribor + 1.0% or EONIA + 1.5%	June 2010	Unsecured, guaranteed by parent company

Euro Overdraft Facilities	Euro 2.5 million ($3.3 million)	1.7%-6.5%	Between July 2010 and February 2011	Common pool of assets of German and Italian subsidiaries

(1)	$12.0 million of this credit facility is available to foreign subsidiaries including India, China, Japan and Korea. Total drawings at March 31, 2010 were $6.1 million with a weighted average interest rate of 4.5%

(2)	$4.0 million of this credit facility is available to our Russian subsidiary and $1.3 million is available to our Italian subsidiary
Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $20.2 million, respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. For trailing twelve month periods until June 2010, up to $15.0 million of our capital expenditures are treated as being funded from the proceeds of our initial public offering. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended March 31, 2010.
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
Operating activities. Net cash provided by operating activities decreased by $9.6 million to $7.9 million for the three months ended March 31, 2010 from $17.5 million for the three months ended March 31, 2009, primarily resulting from:
•	An increase in accounts receivable of $0.9 million in the three months ended March 31, 2010 compared to a decrease of $10.3 million in the three months ended March 31, 2009; partially offset by

•	A increase in inventory of $3.3 million in the three months ended March 31, 2010 compared to an decrease of inventory of $0.9 million the three months ended March 31, 2009;

•	An increase in cash provided by net income after adding back non-cash charges of $1.5 million in the three months ended March 31, 2010 as compared to the same period in 2009.
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

Investing activities. Net cash used in investing activities was $5.5 million and $4.7 million in the three months ended March 31, 2010 and 2009, respectively. The cash used in investing activities in 2010 related to the purchase of a new building in Korea to house a new and expanding laser application center, the acquisition of Photonics Innovations Inc. and purchases of equipment primarily in the United States and Germany. In 2009 cash used in investing activities was related to capital expenditures on property, plant and equipment in the United States, Germany and Russia for facilities and equipment for diode wafer growth, burn-in test stations and packaging as well as new fiber and component production facilities.
We expect to incur approximately $25 million in capital expenditures, including acquisitions, in 2010. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash provided by financing activities was $1.0 million in the three months ended March 31, 2010 as compared to net cash provided by financing activities of $9.6 million in the three months ended March 31, 2009. The cash provided by financing activities in both 2010 and 2009 was primarily related to the use of our credit lines.
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
Recent Accounting Pronouncements
     In October 2009, an update was issued to the accounting guidance related to the separation criteria used to determine the unit of accounting for multiple element arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation and expands the ongoing disclosure requirements. This guidance is effective for us beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. We are currently evaluating the effect that implementation of this update will have, if any, on our consolidated financial position and results of operations upon adoption.

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
     Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Russian Ruble. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen and the Russian Ruble. Gains and losses on foreign exchange transactions totaled a $0.1 million gain, and a $1.5 million loss for the three months ended March 31, 2010 and 2009, respectively. Management believes that the use of foreign currency financial instruments reduces the risks of certain foreign currency transactions, however, these instruments provide only limited protection. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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
     From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the first quarter of 2010 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows: CardioFocus Inc. abandoned all of the clains in one of the patents CardioFocus alleged that we infringe. In April 2010, the U.S. District Court for the District of Massachusetts lifted the stay on the litigation and discovery has recommenced.

ITEM 1A.	RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
     In November 2006, IMRA America, Inc. filed an action against us alleging that certain products we produce, including but not limited to our continuous wave and pulsed fiber lasers and fiber amplifiers, which account for a significant portion of our revenues, infringe one U.S. patent allegedly owned by IMRA America. IMRA America alleges willful infringement and seeks damages of at least $10 million, treble damages and injunctive relief. IMRA America also alleges inducement of infringement and contributory infringement. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. This lawsuit concerns products made, used, sold or offered for sale in or imported into the United States and therefore the lawsuit affects products that account for a substantial portion of our revenues. This lawsuit does not affect revenues that are derived from products that are not made, used, sold or offered for sale in or imported into the United States. IMRA America has informed us that it has patents and applications in foreign jurisdictions directed to similar subject matter as the patent subject to this lawsuit, but has not asserted them against us. In June 2008, the U.S. Patent and Trademark Office (“USPTO”) ordered re-examination of the patent claims asserted by IMRA America against the Company based on several prior art references that we submitted in an ex parte re-examination request. In July 2009, the USPTO confirmed the patentability of all of the claims in the IMRA America patent over the prior art cited in the re-examination, as well as of new claims added during the re-examination. In August 2009, IPG submitted an additional re-examination request, which was denied by the USPTO. The USPTO issued a re-examination certificate in October 2009. As a result, the U.S. District Court for the Eastern District of Michigan lifted the stay on the litigation. A trial is scheduled for August 2010.
     In February 2008, CardioFocus Inc. filed an action against us and other co-defendants alleging that our erbium and thulium fiber lasers infringe one patent allegedly owned by CardioFocus and seeking unspecified damages, treble damages and attorneys’ fees for alleged willful infringement. CardioFocus also alleges inducement of infringement. The patent claims generally relate to a system for transmitting laser energy via an optical fiber to a surgical site. The patent expired in April 2007. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. CardioFocus subsequently alleged that the Company infringes claims of two additional patents. We and several of our co-defendants filed re-examination requests, which were granted by the USPTO. As a result of three separate office actions in the second half of 2009, the USPTO rejected a substantial number of claims in two patents, many of which CardioFocus disclaimed, and the USPTO confirmed the patentability of several other claims of these patents. In addition, CardioFocus disclaimed all of the claims in one of the three patents. The U.S. District Court for the District of Massachusetts lifted the stay of the litigation in April 2010 and discovery has recommenced. No trial date has been set.
     There can be no assurance that we will be able to dispose without a material effect the litigations with IMRA America or CardioFocus, claims or other allegations made against us and claims that may be asserted in the future. The outcome of any litigation, including the pending litigation, is uncertain. Even if we ultimately are successful on the merits of any such litigation, legal and administrative proceedings related to intellectual property are typically expensive and time-consuming, generate negative publicity and divert financial and managerial resources. Some litigants may have greater financial resources than we have and may be able to sustain the costs of complex intellectual property litigation more easily than we can.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS
     (a) Exhibits

Exhibit
No.	Description

12.1	Statement Re Computation of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION
Date: May 10, 2010	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Vice President and Chief Financial Officer (Principal Financial Officer)