Form 10-Q
period 2010-06-30
IPG PHOTONICS CORP
filed 2010-08-09
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of August 04, 2010, there were 46,306,007 shares of the registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(In thousands, except share and per
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,655	$82,920
Accounts receivable, net	39,907	30,356
Inventories, net	54,029	52,869
Income taxes receivable	2,960	2,558
Prepaid expenses and other current assets	7,191	4,653
Deferred income taxes	10,137	7,558

Total current assets	204,879	180,914
DEFERRED INCOME TAXES	5,326	4,313
PROPERTY, PLANT AND EQUIPMENT, Net	106,106	111,453
OTHER ASSETS	17,413	15,956

TOTAL	$333,724	$312,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$6,300	$6,007
Current portion of long-term debt	1,333	1,333
Accounts payable	10,427	5,620
Accrued expenses and other liabilities	35,287	21,189
Deferred income taxes	2,572	503
Income taxes payable	7,408	2,179

Total current liabilities	63,327	36,831

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	1,425	2,567

LONG-TERM DEBT	16,649	16,667

COMMITMENTS AND CONTINGENCIES
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 46,302,938 shares issued and outstanding at June 30, 2010; 46,076,472 shares issued and outstanding at December 31, 2009	5	5
Additional paid-in capital	296,572	293,743
Accumulated deficit	(34,721)	(48,424)
Accumulated other comprehensive (loss) income	(9,740)	11,106

Total IPG Photonics Corporation stockholders’ equity	252,116	256,430
NONCONTROLLING INTERESTS	207	141

Total equity	252,323	256,571

TOTAL	$333,724	$312,636

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
NET SALES	$67,258	$40,385	$118,462	$85,793
COST OF SALES	36,797	28,613	67,454	58,160

GROSS PROFIT	30,461	11,772	51,008	27,633

OPERATING EXPENSES:
Sales and marketing	4,932	3,880	9,270	7,069
Research and development	4,729	4,734	8,887	8,876
General and administrative	7,384	4,944	14,212	9,934
(Gain) loss on foreign exchange	(2,295)	(500)	(2,403)	1,015

Total operating expenses	14,750	13,058	29,966	26,894

OPERATING INCOME (LOSS)	15,711	(1,286)	21,042	739

OTHER EXPENSE, NET:
Interest expense	(191)	(367)	(399)	(757)
Other expense	(26)	(36)	(92)	(184)

Total other expense	(217)	(403)	(491)	(941)

INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	15,494	(1,689)	20,551	(202)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	(5,149)	524	(6,782)	63

NET INCOME (LOSS)	10,345	(1,165)	13,769	(139)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	39	64	66	(181)

NET INCOME (LOSS) ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$10,306	$(1,229)	$13,703	$42

NET INCOME (LOSS) ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
CORPORATION PER SHARE:
Basic	$0.22	$(0.03)	$0.30	$0.00
Diluted	$0.22	$(0.03)	$0.29	$0.00

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	46,220	45,431	46,159	45,263
Diluted	47,333	45,431	47,262	46,336
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,769	$(139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,514	9,043
Deferred income taxes	(2,766)	(5,699)
Stock-based compensation	1,563	1,205
Unrealized (gains) losses on foreign currency transactions	(2,403)	1,015
Other	(51)	(20)
Provisions for inventory, warranty and bad debt	4,475	6,152
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(12,740)	8,197
Inventories	(9,515)	1,686
Prepaid expenses and other current assets	391	398
Accounts payable	4,191	(335)
Accrued expenses and other liabilities	13,237	(406)
Income and other taxes payable	2,773	2,703

Net cash provided by operating activities	23,438	23,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and intangible assets	(8,701)	(7,726)
Acquisition of businesses, net of cash acquired	(4,108)	—
Other	117	(54)

Net cash used in investing activities	(12,692)	(7,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	5,543	16,502
Payments on line-of-credit facilities	(5,033)	(4,716)
Purchases of noncontrolling interests	—	(508)
Principal payments on long-term borrowings	(667)	(677)
Exercise of employee stock options, issuances under employee stock purchase plan and related tax benefit from exercise	1,266	477

Net cash provided by financing activities	1,109	11,078

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(4,120)	(313)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,735	26,785
CASH AND CASH EQUIVALENTS — Beginning of period	82,920	51,283

CASH AND CASH EQUIVALENTS — End of period	$90,655	$78,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$515	$794

Income taxes paid	$3,504	$5,059

Non-cash transactions:
Amounts related to acquisition of businesses included in accounts payable and accrued expenses and other liabilities	$1,478	$—
Additions to property, plant and equipment included in accounts payable	$286	$360
Demonstration units transferred from inventory to other assets	$652	$3,196
Purchases of noncontrolling interests in exchange for Common Stock	$—	$3,027
Inventory contributed to unconsolidated affiliate	$—	$237
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	2010		2009
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	46,076,472	$5	44,965,960	$4
Exercise of stock options	201,637	—	158,049	—
Common stock issued under employee stock purchase plan	24,829	—	24,076	—
Common stock issued in purchase of noncontrolling interests	—	—	368,146	1

Balance, end of period	46,302,938	5	45,516,231	5

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		293,743		283,217
Stock-based compensation		1,563		1,205
Exercise of stock options and related tax benefit from exercise		945		253
Common stock issued under employee stock purchase plan		321		224
Common stock issued in purchase of noncontrolling interests		—		3,027
Discount on purchase of noncontrolling interests		—		2,028
Premium on purchase of noncontrolling interests		—		(712)

Balance, end of period		296,572		289,242

ACCUMULATED DEFICIT
Balance, beginning of year		(48,424)		(53,843)
Net income attributable to IPG Photonics Corporation		13,703		42

Balance, end of period		(34,721)		(53,801)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year		11,106		8,794
Translation adjustments		(20,664)		(446)
Unrealized (loss) gain on derivatives, net of tax		(182)		335

Balance, end of period		(9,740)		8,683

TOTAL IPG PHONTONICS CORPORATION STOCKHOLDERS’ EQUITY		252,116		244,129

NONCONTROLLING INTERESTS
Balance, beginning of year		141		5,127
Net income (loss) attributable to noncontrolling interests		66		(181)
Purchase of noncontrolling interests		—		(3,535)
Premium on purchase of noncontrolling interests		—		712
Discount on purchase of noncontrolling interests		—		(2,028)

Balance, end of period		207		95

TOTAL EQUITY		$252,323		$244,224

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
     Effective January 1, 2010, the functional currency of our Russian subsidiary changed from the U.S. Dollar to the Russian Ruble due to other than temporary changes in the business that made the local currency the predominate transactional currency. As a result of this change in functional currency, the Company was required to change the method of translation of the financial statements of this business into U.S. dollars. From the effective date forward, the Company translates all assets and liabilities of the business into U.S. dollars using the exchange rate at the end of the period, income statement items are translated using rates at the date that the transactions are recorded, and related translation adjustments are accumulated and charged to accumulated other comprehensive income.
     In the opinion of our management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
     We have evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC.
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In October 2009, an update was issued to the accounting guidance related to the separation criteria used to determine the unit of accounting for multiple element arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation and expands the ongoing disclosure requirements. This guidance is effective for us beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. We are evaluating the effect that implementation of this update will have, if any, on our consolidated financial position and results of operations upon adoption.
3. INVENTORIES
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Components and raw materials	$17,605	$17,801
Work-in-process	21,240	21,375
Finished goods	15,184	13,693

Total	$54,029	$52,869

     The Company recorded inventory provisions totaling $1.4 million and $4.2 million for the six months ended June 30, 2010 and 2009, respectively. These provisions were recorded as a result of changes in market prices of certain components, the realizable value of those inventories through finished product sales and uncertainties related to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.

4. FINANCING ARRANGEMENTS
     The Company’s borrowings under existing financing arrangements consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Revolving Line-of-Credit Facilities:
Euro Credit and Overdraft Facilities	$1,567	$977
U.S. Line of Credit	4,733	5,030

Total	$6,300	$6,007

Term Debt:
U.S. Long-Term Note	17,333	18,000
Other Notes payable	649	—
Less current portion	(1,333)	(1,333)
Total long-term debt	$16,649	$16,667

     The U.S. line of credit is available to certain foreign subsidiaries and allows for borrowings in the local currencies of those subsidiaries.
5. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
     The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income attributable to IPG Photonics Corporation	$10,306	$(1,229)	$13,703	$42

Weighted average shares	46,220	45,431	46,159	45,263
Dilutive effect of common stock equivalents	1,113	—	1,103	1,073

Diluted weighted average common shares	47,333	45,431	47,262	46,336

Basic net income attributable to IPG Photonics Corporation per share	$0.22	$(0.03)	$0.30	$0.00

Diluted net income attributable to IPG Photonics Corporation per share	$0.22	$(0.03)	$0.29	$0.00

     The computation of diluted weighted average common shares excludes options to purchase 373,000 shares for the three months and six months ended June 30, 2010 and 1,153,000 shares for the six months ended June 30, 2009, because these options were out-of-the-money. The computation of diluted weighted average common shares excludes options to purchase 2,240,000 shares for the three months ended June 30, 2009, because the effect on net income attributable to IPG Photonics Corporation per share would have been anti-dilutive as a result of the Company’s net loss during the period.
6. COMPREHENSIVE INCOME
     Total comprehensive (loss) income and its components were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) attributable to IPG Photonics Corporation	$10,306	$(1,229)	$13,703	$42
Other comprehensive (loss) income:
Unrealized (gain) loss on secured note interest rate swap	(110)	304	(182)	335
Foreign currency translation adjustment	(12,213)	6,493	(20,664)	(446)

Comprehensive (loss) income	$(2,017)	$5,568	$(7,143)	$(69)

7.	DERIVATIVE FINANCIAL INSTRUMENTS
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
     Cash flow hedges - Our cash flow hedge is an interest rate swap under which we agree to pay fixed rates of interest. The fair value amounts in the consolidated balance sheet were (in thousands):

	Notional Amounts[1]		Other Assets		Other Long-Term Liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009
Interest rate swap	$17,333	$18,000	$—	$—	$1,420	$1,125

Total	$17,333	$18,000	$—	$—	$1,420	$1,125

(1)      Notional amounts represent the gross contract/notional amount the derivatives outstanding.
     We made no adjustments to the fair value of this derivative as a result of evaluating counterparty risk.
     The derivative gains (losses) in the consolidated statement of operations related to our interest rate swap contract were as follows (in thousands):

	Six Months Ended		Three Months Ended
	June 30,		June 30
	2010	2009	2010	2009
Effective portion recognized in other comprehensive (loss) gain, pretax:
Interest rate swap	$51	$863	$(5)	$663
Effective portion reclassified from other comprehensive (loss) gain to interest expense, pretax:
Interest rate swap	$(346)	$(326)	$(173)	$(175)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—	$—
8. FAIR VALUE MEASUREMENTS
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

		Fair Value Measurements at
		June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$3,840	$3,840	$—	$—
Treasury bills	40,683	40,683	—	—
German Treasury bills	—	—	—	—
Auction rate securities	1,284	—	—	1,284

Total assets	$45,807	$44,523	$—	$1,284

Liabilities
Interest rate swap	$1,420	$—	$1,420	$—

Total liabilities	$1,420	$—	$1,420	$—

		Fair Value Measurements at
		December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$9,431	$9,431	$—	$—
Treasury bills	28,678	28,678	—	—
German Treasury bills	4,299	4,299	—	—
Auction rate securities	1,284	—	—	1,284

Total assets	$43,692	$42,408	$—	$1,284

Liabilities
Interest rate swap	$1,125	$—	$1,125	$—

Total liabilities	$1,125	$—	$1,125	$—

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

9. INTANGIBLE ASSETS

	June 30,	December 31,
(In thousands)	2010	2009
Amortizable intangible assets
Patents	$4,643	$3,650
Customer relationships	3,377	1,934
Production know-how	2,374	—
Other identifiable intangibles	30	109

	10,424	5,693
Accumulated amortization	(2,581)	(1,922)

	$7,843	$3,771

     The company completed two acquisitions in the six months ended June 30, 2010, one in the U.S. in the first quarter and one in Germany in April 2010. Amounts paid include cash payments aggregating $4.6 million and contingent consideration and seller provided financing with an aggregate fair value of $1.0 million. Net assets acquired primarily consisted of intangible assets (patents, customer relationships, and production know-how with weighted-average estimated useful lives of 10 years, 5 years and 8 years, respectively) aggregating $5.2 million.
     The estimated future amortization expense for intangibles as of June 30, 2010 for the remainder of 2010 and subsequent years is as follows (in thousands):

2010	2011	2012	2013	2014	Thereafter
$953	$1,906	$1,623	$997	$760	$1,604
10. PRODUCT WARRANTIES
     The company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the six months ended June 30, 2010 and 2009 (in thousands).

	2010	2009
Beginning balance – January 1	$3,886	$3,223
Additions for current year deliveries	2,384	1,206
Reductions for services provided	(1,490)	(874)
Impact of foreign currency fluctuation	(354)	3

Ending balance – June 30	$4,426	$3,558

11. COMMITMENTS AND CONTINGENCIES
     In November 2006, the Company was sued for patent infringement relating to certain products, including but not limited to fiber lasers and fiber amplifiers. The plaintiff filed a complaint for damages of over $10 million, treble damages for alleged willful infringement and injunctive relief. A trial is planned for 2010. The Company believes it has meritorious defenses and intends to vigorously contest the claims. No loss is deemed probable at June 30, 2010 and no amounts have been accrued in respect of this contingency.
     In February 2008, the Company was sued for patent infringement relating to two product lines used in medical laser applications. This case settled by mutual agreement in July 2010. The settlement has no material impact upon the Company’s financial results.
     We are currently undergoing an examination by the German tax authorities for the years 2003 to 2008. We expect that this examination will be completed during the third quarter of 2010. We expect to be able to settle the examination for amounts less than those accrued for uncertain tax positions.

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
     Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 17% for the six months ended June 30, 2010, 12% in 2009, 17% in 2008 and 20% in 2007. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our net sales to our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected. Our sales have been affected recently by a substantial reduction in purchases of pulsed lasers from several customers, including one that was formerly our largest customer for several years.
Results of Operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009
Net sales. Net sales increased by $26.9 million, or 66.5%, to $67.3 million for the three months ended June 30, 2010 from $40.4 million for the three months ended June 30, 2009. The growth in net sales was attributable to an increase in sales of fiber lasers used in materials processing applications, where net sales increased by $27.3 million or 90.8%, and medical applications, where net sales increased by $0.6 million or 31.9%. These increases were partially offset by a decrease in sales of fiber amplifiers for communications applications, where net sales decreased by $0.7 million or 24.2%, and a decrease in sales of fiber lasers used in advanced applications, where net sales decreased by $0.3 million, or 5.3%. The increase in materials processing applications sales resulted from substantially increased sales of pulsed lasers used in marking and engraving applications and high-power lasers used in cutting applications. The increase in medical application sales is due to increased demand from our established customer in the U.S. and new OEM customers in Germany and Asia. The decrease in communications applications sales resulted primarily from decreased sales of amplifiers, particularly in Russia. The decrease in sales of advanced applications was due to lower sales of high-power lasers used in government applications. Sales increases were strong in all geographic regions with increases in excess of 30% in each region. Sales in China were particularly strong for the three months ended June 30, 2010 with an increase of $9.9 million or 258% compared to the three months ended June 30, 2009, resulting from increased demand for pulsed and high power lasers and an expanded product line offering.
Cost of sales and gross margin. Cost of sales increased by $8.2 million, or 28.6%, to $36.8 million for the three months ended June 30, 2010 from $28.6 million for the three months ended June 30, 2009. Our gross margin increased to 45.3% for the three months ended June 30, 2010 from 29.1% for the three months ended June 30, 2009. The increase in gross margin was the result of an increase in net sales and more favorable absorption of our fixed manufacturing costs due to an increase in production volume. In addition, cost of sales benefited from a reduction in the cost per watt of our diodes and a decrease in the cost of internally manufactured accessories. Expenses related to inventory reserves and other valuation adjustments decreased by $0.7 million to $0.8 million, or 1.2% of sales for the three months ended June 30, 2010 as compared to $1.5 million, or 3.7%, of sales for the three months ended June 30, 2009.
Sales and marketing expense. Sales and marketing expense increased by $1.0 million, or 27.1%, to $4.9 million for the three months ended June 30, 2010 from $3.9 million for the three months ended June 30, 2009, primarily as a result of an increase in personnel costs due to an increase in headcount and bonus accruals and, to a lesser extent, an increase in travel expenses. As a percentage of sales, sales and marketing expense decreased to 7.3% for the three months ended June 30, 2010 from 9.6% for the three months ended June 30, 2009.

Research and development expense. Research and development expense was $4.7 million for the three months ended June 30, 2010 consistent with $4.7 million for the three months ended June 30, 2009. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of new products operating at different wavelengths and higher output powers and new complementary accessories to be used with our products. As a percentage of sales, research and development expense decreased to 7.0% for the three months ended June 30, 2010 from 11.7% for the three months ended June 30, 2009.
General and administrative expense. General and administrative expense increased by $2.5 million, or 49.4%, to $7.4 million for the three months ended June 30, 2010 from $4.9 million for the three months ended June 30, 2010, primarily due to legal fees related to a patent infringement lawsuit and to a lesser extent an increase in personnel costs due to an increase in accruals related to bonuses. We expect that legal fees will continue at high quarterly levels while the lawsuit is pending. Bonus accruals increased due to an improvement in our financial results. As a percentage of sales, general and administrative expense decreased to 11.0% for the three months ended June 30, 2010 from 12.2% for the three months ended June 30, 2009.
Effect of exchange rates on sales, gross margin and operating expenses. We estimate that if exchange rates had been the same as one year ago, sales in 2010 would have been $2.6 million higher, gross margin would have been $1.4 million higher and operating expenses in total would have been $0.1 million higher.
(Gain) loss on foreign exchange. We incurred a foreign exchange gain of $2.3 million (approximately $0.03 per share) for the three months ended June 30, 2010 as compared to $0.5 million (approximately $0.01 per share) for the three months ended June 30, 2009. At the end of the second quarter our primary exposure to foreign exchange risk was our net dollar denominated assets in subsidiaries with a Euro functional currency.
Interest expense. Interest expense was $0.2 million for the three months ended June 30, 2010 compared to $0.4 million for the three months ended June 30, 2009. The decrease in interest expense, net relates to higher cash levels and lower drawings on credit lines.
Provision for income taxes. Provision for income taxes was $5.1 million for the three months ended June 30, 2010 compared to a benefit of $0.5 million for the three months ended June 30, 2009, representing an effective tax rate of 33.2% and 31.0% for the three months ended June 30, 2010 and 2009, respectively. The increase in effective rate was due primarily to the mix of income earned in various tax jurisdictions as well as an increase in the effective tax rate in China as a number of uncertain tax positions were settled.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $11.5 million to $10.3 million for the three months ended June 30, 2010 compared to a loss of $1.2 million for the three months ended June 30, 2009. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 18.3 percentage points to 15.3% for the three months ended June 30, 2010 from a loss of 3.0% for the three months ended June 30, 2009 due to the factors described above.
Results of Operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009
Net sales. Net sales increased by $32.7 million, or 38.1%, to $118.5 million for the six months ended June 30, 2010 from $85.8 million for the six months ended June 30, 2009. The growth in net sales was attributable to an increase in sales of fiber lasers used in materials processing applications, where net sales increased by $35.2 million or 54.4%, and medical applications, where net sales increased by $1.7 million or 62.8%. These increases were partially offset by a decrease in sales of fiber lasers used in advanced applications, where net sales decreased by $2.8 million, or 21.5%, and a decrease in sales of fiber amplifiers for communications applications, where net sales decreased by $1.5 million or 27.3%. The increase in materials processing applications sales resulted from substantially increased sales of pulsed lasers used in marking and engraving applications and high power lasers used in cutting applications. The increase in medical application sales is due to increased demand from our established customer in the U.S. The decrease in communications applications sales resulted primarily from decreased sales of amplifiers, particularly in Russia. The decrease in sales of advanced applications was due to lower sales of high-power lasers used in government applications. Sales increases were strong in all geographic regions with increases in excess of 10% in all geographies. Sales in China were particularly strong for the six months ended June 30, 2010 with an increase of $12.9 million or 182% compared to the three months ended June 30, 2009, resulting from increased demand for pulsed and high power lasers and an expanded product line offering.

Cost of sales and gross margin. Cost of sales increased by $9.3 million, or 16.0%, to $67.5 million for the six months ended June 30, 2010 from $58.2 million for the six months ended June 30, 2009. Our gross margin increased to 43.1% for the six months ended June 30, 2010 from 32.2% for the six months ended June 30, 2009. The increase in gross margin was the result of an increase in net sales and more favorable absorption of our fixed manufacturing costs due to an increase in production volume. In addition, cost of sales benefited from a reduction in the cost per watt of our diodes and a decrease in the cost of internally manufactured accessories. Expenses related to inventory reserves and other valuation adjustments decreased by $2.8 million to $1.4 million, or 1.2% of sales for the six months ended June 30, 2010 as compared to $4.2 million, or 4.9%, of sales for the six months ended June 30, 2009.
Sales and marketing expense. Sales and marketing expense increased by $2.2 million, or 31.2%, to $9.3 million for the six months ended June 30, 2010 from $7.1 million for the six months ended June 30, 2009, primarily as a result of an increase in personnel costs due to an increase in headcount and bonus accruals and, to a lesser extent, an increase in depreciation expense related to products used for demonstration purposes. As a percentage of sales, sales and marketing expense decreased to 7.8% for the six months ended June 30, 2010 from 8.2% for the six months ended June 30, 2009
Research and development expense. Research and development expense was $8.9 million for the six months ended June 30, 2010 consistent with $8.9 million for the six months ended June 30, 2009. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of new products operating at different wavelengths and higher output powers and new complementary accessories used with our products. As a percentage of sales, research and development expense decreased to 7.5% for the six months ended June 30, 2010 from 10.3% for the six months ended June 30, 2009.
General and administrative expense. General and administrative expense increased by $4.3 million, or 43.1%, to $14.2 million for the six months ended June 30, 2010 from $9.9 million for the six months ended June 30, 2010, primarily due to legal fees related to a patent infringement lawsuit and to a lesser extent an increase in personnel costs due to an increase in accruals related to bonuses. We expect that legal fees will continue at high quarterly levels while the lawsuit is pending. Bonus accruals increased due to an improvement in our financial results. As a percentage of sales, general and administrative expense increased to 12.0% for the six months ended June 30, 2010 from 11.6% for the six months ended June 30, 2009.
Effect of exchange rates on Sales, Gross Margin and Operating Expenses. We estimate that if exchange rates had been the same as one year ago, sales for the six months ended June 30, 2010 would have been $1.4 million higher, gross margin would have been $1.1 million higher and operating expenses in total would have been $0.4 million lower.
Gain (Loss) on foreign exchange. Gain (Loss) on foreign exchange increased by $3.4 million to a gain of $2.4 million (approximately $0.03 per share) for the six months ended June 30, 2010 from a loss of $1.0 million (approximately $0.01 per share) for the six months ended June 30, 2009 and was primarily attributable to the depreciation of the Euro against the U.S. Dollar.
Interest expense. Interest expense was $0.4 million for the six months ended June 30, 2010 compared to $0.8 million for the six months ended June 30, 2009. The change in interest expense resulted from higher cash balances and lower utilization of credit lines.
Provision for income taxes. Provision for income taxes was $6.8 million for the six months ended June 30, 2010 compared to a benefit of $63,000 for the six months ended June 30, 2009, representing an effective tax rate of 33.0% and 31.2% for the six months ended June 30, 2010 and 2009, respectively. The increase in effective rate was due primarily to the mix of income earned in various tax jurisdictions as well as an increase in the effective tax rate in China as a number of uncertain tax positions were settled.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $13.7 million to $13.7 million for the six months ended June 30, 2009 from $42,000 for the six months ended June 30, 2008. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 11.5 percentage points to 11.6% for the six months ended June 30, 2010 from 0.1% for the six months ended June 30, 2009 due to the factors described above.

Liquidity and Capital Resources
Our principal sources of liquidity as of June 30, 2010 consisted of cash and cash equivalents of $90.7 million, unused credit lines and overdraft facilities of $51.1 million and working capital (excluding cash) of $50.9 million. This compares to cash and cash equivalents of $82.9 million, unused credit lines and overdraft facilities of $54.3 million and working capital (excluding cash) of $61.2 million as of December 31, 2009. The increase in cash and cash equivalents of $7.7 million from December 31, 2009 relates primarily to cash provided by operating activities in the six months ended June 30, 2010 of $23.4 million, offset by cash outflows related to capital expenditures of $8.7 million and acquisitions of businesses of $4.1 million.
Our long-term debt consists of a $17.3 million secured variable-rate note, of which $1.3 million is the current portion. This note matures in July 2013, at which time the outstanding debt balance would be $13.2 million. The interest rate on this debt is fixed by means of an interest rate swap. The note is secured by a mortgage on real estate and buildings that we own in Massachusetts.
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
The following table details our line-of-credit facilities as of June 30, 2010:

Available
Description	Principal	Interest Rate	Maturity	Security

U.S. Revolving Line of Credit (1)	Up to $35 million	LIBOR plus 0.8% to 1.2%, depending on our performance	July 2011	Unsecured

Euro Credit Facility (Germany)(2)	Euro 15.0 million ($18.3 million)	Euribor + 1.0% or EONIA + 1.5%	June 2012	Unsecured, guaranteed by parent company

Euro Overdraft Facilities (3)	Euro 2.5 million ($3.0 million)	2.8%-6.5%	Between July 2010 and February 2011	Common pool of assets of German and Italian subsidiaries

(1)	$15.0 million of this credit facility is available to foreign subsidiaries in local currencies, including India, China, Japan and Korea. Total drawings at June 30, 2010 were $4.7 million with a weighted average interest rate of 4.2%

(2)	$4.0 million of this credit facility is available to our Russian subsidiary and $1.3 million is available to our Italian subsidiary

(3)	$0.8 million credit facility in Italy expiring in July 2010 was renewed for another year
Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $18.3 million, respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. For trailing twelve month periods until June 2010, up to $15.0 million of our capital expenditures are treated as being funded from the proceeds of our initial public offering. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the six months ended June 30, 2010.
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
In January 2010, we completed the acquisition of Photonics Innovations, Inc., a maker of active and passive laser materials and tunable lasers for scientific, biomedical, technological, and eye-safe range-finding applications. The acquisition of Photonics Innovations, Inc. was not material to our liquidity or financial position.
In April 2010, we completed the acquisition of Cosytronic, KG, a developer and manufacturer of automated welding turnkey solutions. The acquisition of Cosytronic, KG was not material to our liquidity or financial position.
Operating activities. Net cash provided by operating activities decreased by $0.4 million to $23.4 million for the six months ended June 30, 2010 from $23.8 million for the six months ended June 30, 2009, primarily resulting from:
•	An increase in accounts receivable of $12.7 million in the six months ended June 30, 2010 compared to a decrease of $8.2 million in the six months ended June 30, 2009;

•	A increase in inventory of $9.5 million in the six months ended June 30, 2010 compared to a decrease in inventory of $1.7 million in the six months ended June 30, 2009; mostly offset by

•	An increase in cash provided by higher levels of net income after adding back non-cash charges of $13.5 million in the six months ended June 30, 2010 as compared to the same period in 2009;

•	An increase in accrued expenses and other liabilities of $13.2 million in the six months ended June 30, 2010 compared to a decrease of $0.4 million in the six months ended June 30, 2009;
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

Investing activities. Net cash used in investing activities was $12.7 million and $7.8 million in the six months ended June 30, 2010 and 2009, respectively. The cash used in investing activities in 2010 related to the purchase of a new building in Korea to house a new and expanding laser application center, the acquisitions of Photonics Innovations Inc. and Cosytronic, KG and purchases of equipment primarily in the United States and Germany. In 2009 cash used in investing activities was related to capital expenditures on property, plant and equipment in the United States, Germany and Russia for facilities and equipment for diode wafer growth, burn-in test stations and packaging as well as new fiber and component production facilities.
We expect to incur approximately $25 million in capital expenditures, including acquisitions, in 2010. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash provided by financing activities was $1.1 million in the six months ended June 30, 2010 as compared to net cash provided by financing activities of $11.1 million in the six months ended June 30, 2009. The cash provided by financing activities in 2010 was primarily related to cash provided by the exercise of stock options. The cash provided by financing activities in 2009 was primarily related to the use of our credit lines.
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
     The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, “Business” and Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the period ended December 31, 2009. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Recent Accounting Pronouncements
     In October 2009, an update was issued to the accounting guidance related to the separation criteria used to determine the unit of accounting for multiple element arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation and expands the ongoing disclosure requirements. This guidance is effective for us beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. We are evaluating the effect that implementation of this update will have, if any, on our consolidated financial position and results of operations upon adoption.
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
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. The interest rate on our existing bank debt is currently fixed except for our U.S. revolving line of credit and our Euro credit facility. The rates on our Euro overdraft facilities in Germany and Italy and our Japanese Yen overdraft facility are fixed for twelve-month periods. Approximately 74% of our outstanding debt had a fixed rate of interest as of June 30, 2010. We do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
     Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Russian Ruble. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen and the Russian Ruble. Gains on foreign exchange transactions totaled a $2.3 million and $0.5 million for the three months ended June 30, 2010 and 2009, respectively. Management believes that the use of foreign currency financial instruments reduces the risks of certain foreign currency transactions, however, these instruments provide only limited protection. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the first quarter of 2010 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, except as follows: CardioFocus Inc. and the Company settled by mutual agreement all claims and counterclaims related to the lawsuit asserted by CardioFocus Inc. against the Company.
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
     In recent years, there has been significant litigation involving intellectual property rights in many technology-based industries, including our own. We face risks and uncertainties in connection with such litigation, including the risk that patents issued to others may harm our ability to do business; that there could be existing patents of which we are unaware that could be pertinent to our business; and that it is not possible for us to know whether there are patent applications pending that our products might infringe upon, since patent applications often are not disclosed until a patent is issued or published.Moreover, the frequency with which new patents are granted and the diversity of jurisdictions in which they are granted make it impractical and expensive for us to monitor all patents that may be relevant to our business.
     From time to time, we have been notified of allegations and claims that we may be infringing patents or intellectual property rights owned by third parties. In 2007, we settled two patent infringement lawsuits filed against us, and in 2010, we settled another patent infringement lawsuit filed against us. We are presently defending one patent infringement lawsuit.
     In November 2006, IMRA America, Inc. filed an action against us alleging that certain products we produce, including but not limited to our continuous wave and pulsed fiber lasers and fiber amplifiers, which account for a significant portion of our revenues, infringe one U.S. patent allegedly owned by IMRA America. IMRA America alleges willful infringement and seeks damages of at least $10 million, treble damages and injunctive relief. IMRA America also alleges inducement of infringement and contributory infringement. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. This lawsuit concerns products made, used, sold or offered for sale in or imported into the United States and therefore the lawsuit affects products that account for a substantial portion of our revenues. This lawsuit does not affect revenues that are derived from products that are not made, used, sold or offered for sale in or imported into the United States. In June 2008, the U.S. Patent and Trademark Office (“USPTO”) ordered re-examination of the patent claims asserted by IMRA America against the Company based on several prior art references that we submitted in an ex parte re-examination request. In July 2009, the USPTO confirmed the patentability of all of the claims in the IMRA America patent over the prior art cited in the re-examination, as well as of new claims added during the re-examination. In August 2009, IPG submitted an additional re-examination request, which was denied by the USPTO. The USPTO issued a re-examination certificate in October 2009. As a result, the U.S. District Court for the Eastern District of Michigan lifted the stay on the litigation. A trial is planned for 2010. IMRA America has informed us that it has patents and applications in foreign jurisdictions directed to similar subject matter as the patent subject to this lawsuit, but has not asserted them against us. The Company has filed oppositions to two IMRA patents in Japan and Germany, which are currently pending.
     There can be no assurance that we will be able to dispose without a material effect the litigation with IMRA America, claims or other allegations made against us and claims that may be asserted in the future. The outcome of any litigation, including the pending litigation, is uncertain. Even if we ultimately are successful on the merits of any such litigation, legal and administrative proceedings related to intellectual property are typically expensive and time-consuming, generate negative publicity and divert financial and managerial resources. Some litigants may have greater financial resources than we have and may be able to sustain the costs of complex intellectual property litigation more easily than we can.
     If we do not prevail in any intellectual property litigation brought against us, including the lawsuits brought by IMRA America, it could affect our ability to sell our products and materially harm our business, financial condition and results of operations. These developments could adversely affect our ability to compete for customers and increase our revenues. Plaintiffs in intellectual property cases often seek, and sometimes obtain, injunctive relief. Intellectual property litigation commenced against us, including the lawsuits brought by IMRA America that we are presently defending, could force us to take actions that could be harmful to our business, competitive position, results of operations and financial condition, including the following:
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
ITEM 4. [Removed and Reserved]

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

IPG PHOTONICS CORPORATION
Date: August 9, 2010	By:	/s/ VALENTIN P. GAPONTSEV
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ TIMOTHY P.V. MAMMEN
Timothy P.V. Mammen
Vice President and Chief Financial Officer (Principal Financial Officer)