Form 10-Q
period 2010-09-30
IPG PHOTONICS CORP
filed 2010-11-09
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     As of November 5, 2010, there were 46,755,375 shares of the registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(In thousands, except share and per share
	data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,630	$82,920
Accounts receivable, net	53,720	30,356
Inventories, net	64,898	52,869
Income taxes receivable	5,199	2,558
Prepaid expenses and other current assets	10,792	4,653
Deferred income taxes	8,374	7,558

Total current assets	239,613	180,914
DEFERRED INCOME TAXES	6,017	4,313
PROPERTY, PLANT, AND EQUIPMENT, Net	111,847	111,453
OTHER ASSETS	16,499	15,956

TOTAL	$373,976	$312,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$4,634	$6,007
Current portion of long-term debt	1,333	1,333
Accounts payable	10,663	5,620
Accrued expenses and other liabilities	41,726	21,189
Deferred income taxes	2,167	503
Income taxes payable	10,025	2,179

Total current liabilities	70,548	36,831

DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	1,594	2,567

LONG-TERM DEBT	16,382	16,667

COMMITMENTS AND CONTINGENCIES
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 46,739,912 shares issued and outstanding at September 30, 2010; 46,076,472 shares issued and outstanding at December 31, 2009	5	5
Additional paid-in capital	302,934	293,743
Accumulated deficit	(21,495)	(48,424)
Accumulated other comprehensive income	3,712	11,106

Total IPG Photonics Corporation stockholders’ equity	285,156	256,430
NONCONTROLLING INTERESTS	296	141

Total equity	285,452	256,571

TOTAL	$373,976	$312,636

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
NET SALES	$79,809	$45,808	$198,271	$131,601
COST OF SALES	39,878	29,085	107,332	87,245

GROSS PROFIT	39,931	16,723	90,939	44,356

OPERATING EXPENSES:
Sales and marketing	4,527	3,788	13,797	10,857
Research and development	4,981	4,569	13,868	13,445
General and administrative	7,800	4,758	22,012	14,692
Loss (gain) on foreign exchange	2,078	(40)	(325)	975

Total operating expenses	19,386	13,075	49,352	39,969

OPERATING INCOME	20,545	3,648	41,587	4,387

OTHER EXPENSE, Net:
Interest expense, net	(350)	(266)	(749)	(1,023)
Other expense, net	(322)	(75)	(414)	(259)

Total other expense	(672)	(341)	(1,163)	(1,282)

INCOME BEFORE PROVISION FOR INCOME TAXES	19,873	3,307	40,424	3,105
PROVISION FOR INCOME TAXES	(6,558)	(1,041)	(13,340)	(978)

NET INCOME	13,315	2,266	27,084	2,127
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	89	11	155	(170)

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$13,226	$2,255	$26,929	$2,297

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$0.28	$0.05	$0.58	$0.05
Diluted	$0.28	$0.05	$0.57	$0.05
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	46,533	45,573	46,285	45,368
Diluted	47,700	46,695	47,410	46,457
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,084	$2,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,098	14,024
Deferred income taxes	(2,073)	(8,119)
Stock-based compensation	2,478	1,992
Unrealized (gains) losses on foreign currency transactions	(325)	1,077
Other	142	(29)
Provisions for inventory, warranty & bad debt	8,110	8,635
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(24,105)	10,730
Inventories	(18,005)	2,844
Prepaid expenses and other current assets	(969)	(264)
Accounts payable	3,470	(1,481)
Accrued expenses and other liabilities	15,962	760
Income and other taxes payable	1,540	5,396

Net cash provided by operating activities	29,407	37,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(14,201)	(9,580)
Acquisition of businesses, net of cash acquired	(4,108)	—
Other	171	58

Net cash used in investing activities	(18,138)	(9,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	9,147	17,393
Payments on line-of-credit facilities	(10,629)	(21,779)
Purchases of noncontrolling interests	—	(508)
Principle payments on long-term borrowings	(1,000)	(1,011)
Exercise of employee stock options, issuances under employee stock purchase plan and related tax benefit from exercise	6,714	2,121
Other	(100)	(61)

Net cash provided by (used in) financing activities	4,132	(3,845)

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,691)	701

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,710	25,026
CASH AND CASH EQUIVALENTS — Beginning of period	82,920	51,283

CASH AND CASH EQUIVALENTS — End of period	$96,630	$76,309

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$757	$1,163

Income taxes paid	$6,363	$4,595

Non-cash transactions:
Demonstration units transferred from inventory to other assets	$1,462	$5,631
Amounts related to acquisition of businesses included in accounts payable and accrued expenses and other liabilities	$1,120	$—
Additions to property, plant and equipment included in accounts payable	$530	$50
Purchase of noncontrolling interests in exchange for Common Stock	$—	$3,027
Inventory contributed to unconsolidated affiliate	$—	$238
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2010		2009
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	46,076,472	$5	44,965,960	$4
Exercise of stock options	638,611	—	307,242	—
Common stock issued under employee stock purchase plan	24,829	—	24,076	—
Common stock issued in purchase of noncontrolling interests	—	—	368,146	1

Balance, end of period	46,739,912	5	45,665,424	5

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		293,743		283,217
Stock-based compensation		2,477		1,992
Exercise of stock options and related tax benefit from exercise		6,393		1,897
Common stock issued under employee stock purchase plan		321		224
Common stock issued in purchase of noncontrolling interests		—		3,027
Discount on purchase of noncontrolling interests		—		2,028
Premium on purchase of noncontrolling interests		—		(712)

Balance, end of period		302,934		291,673

ACCUMULATED DEFICIT
Balance, beginning of year		(48,424)		(53,843)
Net income attributable to IPG Photonics Corporation		26,929		2,297

Balance, end of period		(21,495)		(51,546)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year		11,106		8,794
Translation adjustments		(7,162)		3,919
Unrealized (loss) gain on derivatives, net of tax		(232)		252

Balance, end of period		3,712		12,965

TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		285,156		253,097

NONCONTROLLING INTERESTS
Balance, beginning of year		141		5,127
Net income (loss) attributable to noncontrolling interests		155		(170)
Purchase of noncontrolling interests		—		(3,535)
Premium on purchase of noncontrolling interests		—		712
Discount on purchase of noncontrolling interests		—		(2,028)

Balance, end of period		296		106

TOTAL EQUITY		$285,452		$253,203

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying unaudited interim consolidated financial statements have been prepared by IPG Photonics Corporation, or “IPG”, “we”, “our”, or “the Company”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Effective January 1, 2010, the functional currency of our Russian subsidiary changed from the U.S. Dollar to the Russian Ruble due to other than temporary changes in the business that made the local currency the predominant transactional currency. As a result of this change in functional currency, the Company was required to change the method of translation of the financial statements of this business into U.S. dollars. From the effective date forward, the Company translates all assets and liabilities of the business into U.S. dollars using the exchange rate at the end of the period, income statement items are translated using rates at the date that the transactions are recorded, and related translation adjustments are accumulated and recorded in accumulated other comprehensive income.
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
3. INVENTORIES
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Components and raw materials	$22,261	$17,801
Work-in-process	23,008	21,375
Finished goods	19,629	13,693

Total	$64,898	$52,869

     The Company recorded inventory provisions totaling $2.2 million and $5.6 million for the nine months ended September 30, 2010 and 2009, respectively. These provisions were recorded as a result of changes in market prices of certain components, the realizable value of those inventories through finished product sales and uncertainties related to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.

4. FINANCING ARRANGEMENTS
     The Company’s borrowings under existing financing arrangements consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Revolving Line-of-Credit Facilities:
Euro Credit and Overdraft Facilities	$960	$977
U.S. Line of Credit	3,674	5,030

Total	$4,634	$6,007

Term Debt:
U.S. Long-Term Note	$17,000	$18,000
Other Notes payable	715	—
Less: current portion	(1,333)	(1,333)

Total long-term debt	$16,382	$16,667

     The U.S. line of credit is available to certain foreign subsidiaries and allows for borrowings in the local currencies of those subsidiaries.
5. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
     The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income attributable to IPG Photonics Corporation	$13,226	$2,255	$26,929	$2,297

Weighted average shares	46,533	45,573	46,285	45,368
Dilutive effect of common stock equivalents	1,167	1,122	1,125	1,089

Diluted weighted average common shares	47,700	46,695	47,410	46,457

Basic net income attributable to IPG Photonics Corporation per share	$0.28	$0.05	$0.58	$0.05

Diluted net income attributable to IPG Photonics Corporation per share	$0.28	$0.05	$0.57	$0.05

     The computation of diluted weighted average common shares excludes options to purchase 205,000 shares for the three months and nine months ended September 30, 2010 and 761,000 shares for the three months and nine months ended September 30, 2009, because these options were out-of-the-money.
6. COMPREHENSIVE INCOME
     Total comprehensive income and its components were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income attributable to IPG Photonics Corporation	$13,226	$2,255	$26,929	$2,297
Other comprehensive income:
Unrealized (gain) loss on interest rate swap	(50)	(83)	(232)	252
Foreign currency translation adjustment	13,502	4,365	(7,162)	3,919

Comprehensive income	$26,678	$6,537	$19,535	$6,468

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
     Cash flow hedges — Our cash flow hedge is an interest rate swap under which we pay fixed rates of interest and receive variable rates of interest from the counterparty. The fair value amounts in the consolidated balance sheet were (in thousands):

	Notional Amounts[1]		Other Assets		Other Long-Term Liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009	2010	2009
Interest rate swap	$17,000	$18,000	$—	$—	$1,501	$1,125

Total	$17,000	$18,000	$—	$—	$1,501	$1,125

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
     The derivative gains (losses) in the consolidated statement of operations related to our interest rate swap contract were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Effective portion recognized in other comprehensive (loss) gain, pretax:
Interest rate swap	$90	$48	$141	$911
Effective portion reclassified from other comprehensive (loss) gain to interest expense, pretax:
Interest rate swap	$(171)	$(180)	$(517)	$(506)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—	$—
8. FAIR VALUE MEASUREMENTS
     The following tables present our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

		Fair Value Measurements at
		September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$4,314	$4,314	$—	$—
Treasury bills	40,682	40,682	—	—
German Treasury bills	—	—	—	—
Auction rate securities	1,015	—	—	1,015

Total assets	$46,011	$44,996	$—	$1,015

Liabilities
Contingent purchase consideration	$678	$—	$—	$678
Interest rate swap	1,501	—	1,501	—

Total liabilities	$2,179	$—	$1,501	$678

		Fair Value Measurements at
		December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$9,431	$9,431	$—	$—
Treasury bills	28,678	28,678	—	—
German Treasury bills	4,299	4,299	—	—
Auction rate securities	1,284	—	—	1,284

Total assets	$43,692	$42,408	$—	$1,284

Liabilities
Interest rate swap	1,125	—	1,125	—

Total liabilities	$1,125	$—	$1,125	$—

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
During 2010, we completed the acquisition of Photonics Innovations, Inc., and Cosytronic, KG. The fair value of the accrued contingent consideration incurred during these acquisitions was determined using an income approach at the acquisition date and reporting date. That approach is based on significant inputs that are not observable in the market.. Key assumptions include assessing the probability of meeting certain milestones required to earn the contingent consideration. As of September 30, 2010, the Company has accrued a liability of $678 for the estimated fair value of contingent considerations expected to be payable upon the acquired company reaching specific performance metrics over the next three years of operation. As of September 30, 2010, the ranges of outcomes and key assumptions have not changed materially.

Auction rate securities balance as of January 1, 2010	$1,284
Fair value decrease	(244)
Redemption	(25)

Auction rate securities balance as of September 30, 2010	$1,015

Accrued contingent consideration balance as of January 1, 2010	$—
Fair value of contingent consideration incurred during the acquisition	678

Accrued contingent consideration balance as of September 30, 2010	$678
9. INTANGIBLE ASSETS

	September 30,	December 31,
(In thousands)	2010	2009
Amortizable intangible assets
Patents	$4,643	$3,650
Customer relationships	3,711	1,934
Production know-how	2,568	—
Other identifiable intangibles	31	109

	10,953	5,693
Accumulated amortization	(3,212)	(1,922)

	$7,741	$3,771

     The company completed two acquisitions in the nine months ended September 30, 2010, one in the U.S. in the first quarter and one in Germany in the second quarter. Amounts paid include cash payments aggregating $4.6 million and contingent consideration and seller provided financing with an aggregate fair value of $1.0 million. Net assets acquired primarily consisted of intangible assets (patents, customer relationships, and production know-how with weighted-average estimated useful lives of 10 years, 5 years and 8 years, respectively) aggregating $5.2 million.
     The estimated future amortization expense for intangibles as of September 30, 2010 for the remainder of 2010 and subsequent years is as follows (in thousands):

2010	2011	2012	2013	2014	Thereafter
$399	$1,991	$1,711	$1,087	$822	$1,731
10. PRODUCT WARRANTIES
     The company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the nine months ended September 30, 2010 and 2009 (in thousands).

	2010	2009
Beginning balance — January 1	$3,886	$3,223
Additions for current year deliveries	4,580	1,959
Reductions for services provided	(2,267)	(1,659)
Impact of foreign currency fluctuation	(82)	64

Ending balance — September 30	$6,117	$3,587

11. INCOME TAXES
     In the third quarter, the Company paid $2.8 million to two taxing authorities related to an audit of tax years 2003 through 2008 in Germany and settlement of uncertain tax positions in China for 2007 and 2008. These payments settled $1.5 million of uncertain tax positions, paid $0.3 million of interest and penalties, and created $1.0 million of prepaid or deferred tax assets. A reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

2010
Beginning balance — January 1	$2,131
Gross decreases — tax positions in prior periods	(1,523)
Gross increases — tax positions in prior periods	699

Ending balance — September 30	$1,307

Substantially all of the $1.3 million liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would impact the Company’s effective tax rate, if recognized.
12. COMMITMENTS AND CONTINGENCIES
In November 2006, the Company was sued for patent infringement relating to certain products, including but not limited to fiber lasers and fiber amplifiers. The plaintiff filed a complaint for damages of over $10 million, treble damages for alleged willful infringement and injunctive relief. The August 2010 trial date was postponed and has not been rescheduled. The Company believes it has meritorious defenses and is vigorously contesting the claims. No loss is deemed probable at September 30, 2010 and no amounts have been accrued in respect of this contingency.
     In February 2008, the Company was sued for patent infringement relating to two product lines used in medical laser applications. This case was settled by mutual agreement in July 2010. The settlement had no material impact upon the Company’s financial results.

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
Recent Development
     We entered into an agreement to sell a 12.5% ownership in our Russia-based subsidiary, NTO IRE-Polus (“NTO”), to the Russian Corporation of Nanotechnologies (“RUSNANO”) for $25 million. Under the terms of the agreement, RUSNANO will have options to purchase up to an additional 12.51% of NTO for an additional $25 million over the next five years if certain sales targets at NTO are achieved. We will maintain majority ownership and control of NTO and we have a call option after three years to buy back the minority stake at a predetermined value. RUSNANO has a put option after five years to sell its minority stake to us at a predetermined value.
Factors and Trends That Affect Our Operations and Financial Results
     In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.
     Net sales. Our net sales have historically fluctuated from quarter to quarter. The increase or decrease in sales from a prior quarter can be affected by the timing of orders received from customers, the shipment, installation and acceptance of products at our customers’ facilities, the mix of OEM orders and one-time orders for products with large purchase prices, and seasonal factors such as the purchasing patterns and levels of activity throughout the year in the regions where we operate. Historically, our net sales have been higher in the second half of the year than in the first half of the year. Furthermore, net sales can be affected by the time taken to qualify our products for use in new applications in the end markets that we serve. The adoption of our products by a new customer or qualification of a new application can lead to an increase in net sales for a period, which may then slow until we further penetrate new markets or obtain new customers. Our net sales can also be affected from quarter to quarter by the general level of worldwide economic activity, including economic expansion or contraction, and expenditures on capital equipment. In general, increases in worldwide economic activity have a positive effect on our sales and decreases in economic activity have a negative effect our sales.
     Gross margin. Our total gross margin in any period can be affected by total net sales in any period, product mix, that is, the percentage of our revenue in that period that is attributable to higher or lower-power products, production volumes, changes to the sales prices of our products in response to the competitive environment and other factors, some of which are not under our control. Our product mix affects our margins because the selling price per watt is higher for low-power and mid-power devices than for high-power devices. The overall cost of high-power lasers may be partially offset by improved absorption of fixed overhead costs associated with sales of larger volumes of higher-power products.
     A high proportion of our costs is fixed so they are generally difficult or slow to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. Gross margins generally decline if production volumes are lower as a result of a decrease in sales or inventory because the absorption of fixed manufacturing costs will be reduced. Gross margins generally improve when the opposite occurs. In addition, absorption of fixed costs can benefit gross margins due to an increase in production that is not sold and placed into inventory. If both sales and inventory decrease in the same period, the decline in gross margin may be greater if we cannot reduce fixed costs or choose not to reduce fixed costs to match the decrease in the level of production. We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. If we experience a decline in sales that reduces absorption of our fixed costs, or if we have production issues or inventory write-downs, our gross margins will be negatively affected.
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
     General and administrative expense. We expect our general and administrative expenses to increase moderately as we continue to invest in systems and resources to support our worldwide operations. Legal expenses vary from quarter to quarter based upon the stage of litigation, including patent re-examinations and termination of litigation stays, but could increase in response to any future litigation or due to a change in status of current intellectual property matters. The timing and amount of legal expenses may vary substantially from quarter to quarter.
     Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 18% for the nine months ended September 30, 2010, 12% in 2009, 17% in 2008 and 20% in 2007. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009
Net sales. Net sales increased by $34.0 million, or 74.2%, to $79.8 million for the three months ended September 30, 2010 from $45.8 million for the three months ended September 30, 2009. Net sales increased due to an increase in sales of fiber lasers used in materials processing applications, which increased by $32.6 million or 93.1%, and communications applications which increased by $3.2 million or over 100%. These increases were partially offset by a decrease in sales of advanced applications, which decreased by $1.3 million or 18.3%, and a decrease in sales of fiber lasers used in medical applications, which decreased by $0.5 million, or 26.8%. Sales for materials processing applications increased due to substantially increased sales of pulsed lasers used in marking and engraving applications and high-power lasers used in cutting applications. Sales for communications applications increased primarily due to increased sales of amplifiers in Russia. Sales for advanced applications decreased due to lower sales of high-power lasers used in government applications. Sales for medical application sales decreased due to the timing of some high-volume orders from our established customer in the U.S. Sales increased in all major geographic regions by between 43% and 110%.
Cost of sales and gross margin. Cost of sales increased by $10.8 million, or 37.1%, to $39.9 million for the three months ended September 30, 2010 from $29.1 million for the three months ended September 30, 2009. Our gross margin increased to 50.0% for the three months ended September 30, 2010 from 36.5% for the three months ended September 30, 2009. Gross margin increased because of an increase in net sales and more favorable absorption of our fixed manufacturing costs due to an increase in production volume. In addition, cost of sales benefited from a reduction in the cost per watt of our diodes and a decrease in the cost of internally manufactured accessories. Expenses related to inventory reserves and other valuation adjustments decreased by $0.6 million to $0.7 million, or 0.9% of sales for the three months ended September 30, 2010, as compared to $1.3 million, or 2.8% of sales for the three months ended September 30, 2009.
Sales and marketing expense. Sales and marketing expense increased by $0.7 million, or 19.5%, to $4.5 million for the three months ended September 30, 2010 from $3.8 million for the three months ended September 30, 2009, primarily as a result of an increase in personnel costs due to an increase in headcount and bonus accruals. As a percentage of sales, sales and marketing expense decreased to 5.7% for the three months ended September 30, 2010 from 8.3% for the three months ended September 30, 2009.
Research and development expense. Research and development expense increased $0.4 million, or 9.0%, to $5.0 million for the three months ended September 30, 2010, compared to $4.6 million for the three months ended September 30, 2009, primarily as a result of an increase in personnel costs, partially offset by a decrease in materials used in research and development activities. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of new products operating at different wavelengths and higher output powers and new complementary accessories to be used with our products. As a percentage of sales, research and development expense decreased to 6.2% for the three months ended September 30, 2010 from 10.0% for the three months ended September 30, 2009.

General and administrative expense. General and administrative expense increased by $3.0 million, or 63.9%, to $7.8 million for the three months ended September 30, 2010 from $4.8 million for the three months ended September 30, 2009, primarily due to an increase in personnel costs resulting from an increase in accruals for bonuses and legal fees related to a patent infringement lawsuit. We expect that legal fees will continue at high quarterly levels during the trial preparation and trial phases of the litigation. Bonus accruals increased due to an improvement in our financial results. As a percentage of sales, general and administrative expense decreased to 9.8% for the three months ended September 30, 2010 from 10.4% for the three months ended September 30, 2009.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that if exchange rates had been the same as one year ago, net sales for the three months ended September 30, 2010 would have been $1.7 million higher, gross profit would have been $0.2 million higher and total operating expenses would have been $0.3 million higher.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $2.1 million (approximately $0.03 per share) for the three months ended September 30, 2010 as compared to almost no gain or loss for the three months ended September 30, 2009. At the end of the third quarter our primary exposure to foreign exchange risk was due to our net dollar denominated assets held by subsidiaries with a Euro functional currency.
Interest expense, net. Interest expense, net was $0.4 million for the three months ended September 30, 2010 compared to $0.3 million for the three months ended September 30, 2009.
Provision for income taxes. Provision for income taxes was $6.6 million for the three months ended September 30, 2010 compared to $1.0 million for the three months ended September 30, 2009, representing an effective tax rate of 33.0% and 31.5% for the three months ended September 30, 2010 and 2009, respectively. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The increase in effective rate was due primarily to the mix of income earned in various tax jurisdictions and increases in uncertain tax positions. During the third quarter of 2010, the Company settled an audit in Germany for tax years 2003 through 2008 and resolved uncertain tax positions in China for tax years 2007 and 2008. The net result of these settlements did not materially affect our provision for income taxes for the three months ended September 30, 2010.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $10.9 million to $13.2 million for the three months ended September 30, 2010 compared to $2.3 million for the three months ended September 30, 2009. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 11.7 percentage points to 16.6% for the three months ended September 30, 2010 from 4.9% for the three months ended September 30, 2009 due to the factors described above.
Results of Operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
Net sales. Net sales increased by $66.7 million, or 50.7%, to $198.3 million for the nine months ended September 30, 2010 from $131.6 million for the nine months ended September 30, 2009. Net sales increased due to an increase in sales of fiber lasers used in materials processing applications, which increased by $67.8 million or 67.9%, communication applications, which increased by $1.7 million or 22.9%, and medical applications, which increased by $1.2 million or 26.0%. These increases were partially offset by a decrease in sales of fiber lasers used in advanced applications, which decreased by $4.0 million, or 20.3%. Sales for materials processing applications increased due to substantially increased sales of pulsed lasers used in marking and engraving applications and high power lasers used in cutting applications. Sales for communications applications increased due to increased sales of amplifiers in Russia. Sales for medical applications increased due to increased demand from our established customer in the U.S. and sales to new customers in Europe and Asia. The decrease in sales of advanced applications was due to lower sales of high-power lasers used in government applications. Sales increased in all major geographic regions by between 24% and 137%.
Cost of sales and gross margin. Cost of sales increased by $20.1 million, or 23.0%, to $107.3 million for the nine months ended September 30, 2010 from $87.2 million for the nine months ended September 30, 2009. Our gross margin increased to 45.9% for the nine months ended September 30, 2010 from 33.7% for the nine months ended September 30, 2009. The increase in gross margin was the result of an increase in net sales and more favorable absorption of our fixed manufacturing costs due to an increase in production volume. In addition, cost of sales benefited from a reduction in the cost per watt of our diodes and a decrease in the cost of internally manufactured accessories. Expenses related to inventory reserves and other valuation adjustments decreased by $3.4 million to $2.2 million, or 1.1% of sales for the nine months ended September 30, 2010, as compared to $5.6 million, or 4.3%, of sales for the nine months ended September 30, 2009.
Sales and marketing expense. Sales and marketing expense increased by $2.9 million, or 27.1%, to $13.8 million for the nine months ended September 30, 2010 from $10.9 million for the nine months ended September 30, 2009, primarily as a result of an increase in personnel costs due to an increase in headcount and bonus accruals. As a percentage of sales, sales and marketing expense decreased to 7.0% for the nine months ended September 30, 2010 from 8.2% for the nine months ended September 30, 2009.
Research and development expense. Research and development expense increased by $0.5 million, or 3.1%, to $13.9 million for the nine months ended September 30, 2010 from $13.4 million for the nine months ended September 30, 2009, primarily as a result of an increase in personnel and consultant costs, partially offset by a decrease in materials used in research and development activities. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of new products operating at different wavelengths and higher output powers and new complementary accessories used with our products. As a percentage of sales, research and development expense decreased to 7.0% for the nine months ended September 30, 2010 from 10.2% for the nine months ended September 30, 2009.
General and administrative expense. General and administrative expense increased by $7.3 million, or 49.8%, to $22.0 million for the nine months ended September 30, 2010 from $14.7 million for the nine months ended September 30, 2010, primarily due to legal fees related to a patent infringement lawsuit and an increase in personnel costs resulting from an increase in accruals forbonuses. We expect that legal fees will continue at high levels during the trial preparation and trial phases of the litigation. Bonus accruals increased due to an improvement in our financial results. As a percentage of sales, general and administrative expense were consistent at 11.1% for the nine months ended September 30, 2010 and 2009.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that if exchange rates had been the same as one year ago, net sales for the nine months ended September 30, 2010 would have been $3.0 million higher, gross profit would have been $1.3 million higher and total operating expenses would have been $0.1 million lower.
Loss (gain) on foreign exchange. We incurred a foreign exchange gain of $0.3 million for the nine months ended September 30, 2010 as compared to a foreign exchange loss of $1.0 million for the nine months ended September 30, 2009, primarily due to the depreciation of the Euro against the U.S. Dollar.
Interest expense, net. Interest expense, net was $0.7 million for the nine months ended September 30, 2010 compared to $1.0 million for the nine months ended September 30, 2009. The change in interest expense, net resulted from higher cash balances and lower utilization of credit lines.
Provision for income taxes. Provision for income taxes was $13.3 million for the nine months ended September 30, 2010 compared to $1.0 million for the nine months ended September 30, 2009, representing an effective tax rate of 33.0% and 31.5% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The increase in effective rate was due primarily to the mix of income earned in various tax jurisdictions as well as an increase in uncertain tax positions. Also during the third quarter of 2010, the Company settled an audit in Germany for tax years 2003 through 2008. The net result of the German tax settlement did not materially affect our provision for income taxes.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $24.6 million to $26.9 million for the nine months ended September 30, 2010 from $2.3 million for the nine months ended September 30, 2009. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 12 percentage points to 13.6% for the nine months ended September 30, 2010 from 1.7% for the nine months ended September 30, 2009 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of September 30, 2010 consisted of cash and cash equivalents of $96.6 million, unused credit lines and overdraft facilities of $59.0 million and working capital (excluding cash) of $72.4 million. This compares to cash and cash equivalents of $82.9 million, unused credit lines and overdraft facilities of $54.3 million and working capital (excluding cash) of $61.2 million as of December 31, 2009. The increase in cash and cash equivalents of $13.7 million from December 31, 2009 relates primarily to cash provided by operating activities in the nine months ended September 30, 2010 of $29.4 million, offset by cash outflows related to capital expenditures of $14.2 million and acquisitions of businesses of $4.1 million.
Our long-term debt consists of a $17.0 million secured variable-rate note, of which $1.3 million is the current portion. During the second quarter of 2010 we renegotiated the terms of this note, extending its maturity from August 2013 to June 2015, at which time the outstanding debt balance would be $10.7 million. The variable interest rate was fixed by means of an interest rate swap through the original maturity date and that swap is still in place. In October 2010, we fixed the interest rate on this debt for the period from the original maturity date to the extended maturity date by means of a forward starting interest rate swap. The note is secured by a mortgage on real estate and buildings that we own in Massachusetts.
We expect that our existing cash and marketable securities, our cash flows from operations and our existing lines of credit will be sufficient to meet our liquidity and capital needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of economic recessions on our sales levels, the timing and extent of spending to support development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We have made no arrangements to obtain additional financing, and there is no assurance that such additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.
The following table details our line-of-credit facilities as of September 30, 2010:

Available
Description	Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $35 million	LIBOR plus 1.125% to 1.625%, depending on our performance	June 2015	Unsecured

Euro Credit Facility (Germany)(2)	Euro 15.0 million ($20.4 million)	Euribor + 0.85% or EONIA + 1.2%	June 2012	Unsecured, guaranteed by parent company

Euro Overdraft Facilities	Euro 2.6 million ($3.5 million)	2.8%-6.5%	Between February and September 2011	Common pool of assets of German and Italian subsidiaries

(1)	$15.0 million of this credit facility is available to our foreign subsidiaries in their respective local currencies, including India, Italy, China, Japan and South Korea. Total drawings at September 30, 2010 were $3.7 million with a weighted average interest rate of 4.2%.

(2)	$4.1 million of this credit facility is available to our Russian subsidiary and $4.1 million is available to our Italian subsidiary. There were no drawings on this facility at September 30, 2010.
Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $20.4 million, respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. For trailing twelve month periods until September 2010, up to $15.0 million of our capital expenditures are treated as funded from the proceeds of our initial public offering. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the nine months ended September 30, 2010.
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
In January 2010, we completed the acquisition of Photonics Innovations, Inc., a U.S. maker of active and passive laser materials and tunable lasers for scientific, biomedical, technological, and eye-safe range-finding applications. The acquisition of Photonics Innovations, Inc. was not material to our liquidity or financial position.
In April 2010, we completed the acquisition of Cosytronic, KG, a German developer and manufacturer of automated welding turnkey solutions. The acquisition of Cosytronic, KG was not material to our liquidity or financial position.
Operating activities. Net cash provided by operating activities decreased by $8.3 million to $29.4 million for the nine months ended September 30, 2010 from $37.7 million for the nine months ended September 30, 2009, primarily resulting from:
o	An increase in accounts receivable of $24.1 million in the nine months ended September 30, 2010 compared to a decrease in accounts receivable of $10.7 million in the nine months ended September 30, 2009; and

o	A increase in inventory of $18.0 million in the nine months ended September 30, 2010 compared to a decrease of inventory of $2.8 million in the nine months ended September 30, 2009; mostly offset by

o	An increase in cash provided by higher levels of net income after adding back non-cash charges of $31.8 million in the nine months ended September 30, 2010 as compared to the same period in 2009; and

o	An increase in accrued expenses and other liabilities of $16.0 million in the nine months ended September 30, 2010 compared to an increase of $0.8 million in the nine months ended September 30, 2009.
Given our vertical integration, rigorous and time-consuming testing procedures for both internally manufactured and externally purchased components and the lead time required to manufacture components used in our finished products, the rate at which we turn inventory has historically been low when compared to our cost of sales. Also, our historic growth rates required investment in inventories to support future sales and enable us to quote short delivery times to our customers, providing what we believe is a competitive advantage. Furthermore, if there was a disruption to the manufacturing capacity of any of our key technologies, our inventories of components should enable us to continue to build finished products for a period of time. We believe that we will continue to maintain a relatively high level of inventory compared to our cost of sales. As a result, we expect to have a significant amount of working capital invested in inventory. A reduction in our level of net sales or the rate of growth of our net sales from their current levels would mean that the rate at which we are able to convert our inventory into cash would decrease.
Investing activities. Net cash used in investing activities was $18.1 million and $9.5 million in the nine months ended September 30, 2010 and 2009, respectively. The cash used in investing activities in 2010 related to the purchase of a new building in South Korea to house a new laser application center, the acquisitions of Photonics Innovations Inc. and Cosytronic, KG and purchases of equipment primarily in the United States and Germany. In the nine months ended September 30, 2009, cash used in investing activities was related to capital expenditures on property, plant and equipment in the United States, Germany and Russia for facilities and equipment for diode wafer growth, burn-in test stations and packaging as well as new fiber and component production facilities.
We expect to incur approximately $25 million in capital expenditures, including acquisitions, in 2010. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash provided by financing activities was $4.1 million in the nine months ended September 30, 2010 as compared to net cash used in financing activities of $3.8 million in the nine months ended September 30, 2009. The cash provided by financing activities in 2010 was primarily related to cash provided by the exercise of stock options. The cash used in financing activities in 2009 was primarily related to the repayment of credit lines and long-term debt.

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
     The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, “Business” and Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Item 1A, “Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the period ended June 30, 2010. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
     We are also exposed to market risk as a results of increases or decreases in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. Our interest obligations on our long-term debt are fixed by means of interest rate swap agreements. Although our U.S. revolving line of credit and our Euro credit facility have variable rates, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
     Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen, the Russian Ruble, and Chinese

Yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen and the Russian Ruble. Gains and losses on foreign exchange transactions totaled $2.1 million for the three months ended September 30, 2010. Gains and losses on foreign exchange transactions had no significant impact on our financial results for the three months ended September 30, 2009. Management believes that the use of foreign currency hedging instruments reduces the risks of certain foreign currency transactions, however, these instruments provide only limited protection. We have foreign currency hedges as of September 30, 2010, however, we will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the third quarter of 2010 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009, and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
ITEM 1A. RISK FACTORS
     None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (Removed and Reserved)
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     (a) Exhibits

Exhibit
No.	Description

10.1	Second Amendment to Loan Agreement, between the Registrant and Bank of America, N.A., dated as of September 30, 2010

10.2	Revolving Credit Note Modification Agreement No. 1, between the Registrant and Bank of America, N.A., dated as of September 30, 2010

10.3	Term Note Modification Agreement No. 1, between the Registrant and Bank of America, N.A., dated as of September 30, 2010

12.1	Statement Re Computation of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION
Date: November 8 , 2010	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2010	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Vice President and Chief Financial Officer (Principal Financial Officer)