Form 10-K
period 2010-12-31
IPG PHOTONICS CORP
filed 2011-03-15
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $384 million, calculated based upon the closing price of our common stock of $15.23 per share as reported by the Nasdaq Global Market on June 30, 2010.

As of March 8, 2011, 47,215,469 shares of the registrant’s common stock were outstanding.

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

Our diverse lines of low, mid and high-power lasers and amplifiers are used in materials processing, advanced, communications and medical applications. We sell our products globally to original equipment manufacturers, or original equipment manufacturers (“OEMs”), system integrators and end users. We market our products internationally primarily through our direct sales force and also through agreements with independent sales representatives and distributors. We have sales offices in the United States, Germany, Italy, the United Kingdom, France, Japan, China, South Korea, Singapore, India and Russia.

We are vertically integrated. We design and manufacture most key components used in our finished products, including semiconductor diodes, optical fiber preforms and cables, finished fiber lasers and amplifiers. We also manufacture certain complementary products used with our lasers including optical heads, beam splitters and chillers. Our vertically integrated operations allow us to reduce manufacturing costs, ensure access to critical components, rapidly develop and integrate advanced products and protect our proprietary technology.

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

Lasers emit an intense light beam that can be focused on a small area, causing metals and other materials to melt, vaporize or change their character. These properties are utilized in applications requiring very high-power densities, such as marking, printing, welding, cutting, drilling, cladding and other materials processing procedures. Lasers are well-suited for imaging and inspection applications, and the ability to confine laser light to narrow wavelengths makes them particularly effective in medical and sensing applications. A laser works by converting electrical energy to optical energy. In a laser, an energy source excites or pumps a lasing medium, which converts the energy from the source into an emission consisting of particles of light, called photons, at a particular wavelength. Lasers are used as an energy or light source for various applications. They are also incorporated into manufacturing, medical and other systems by OEMs, system integrators and end users.

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

Although low-power fiber lasers have existed for approximately four decades, their increased recent adoption has been driven primarily by our improvements in their performance, increases in output power levels and decreased costs including technological improvements in optical components such as active fibers that have increased their power capacities and improved their performance. Fiber lasers now offer output powers that exceed those of conventional lasers in many categories. Also, semiconductor diodes historically have represented the majority of the cost of fiber lasers. The high cost of diodes meant that fiber lasers could not compete with conventional lasers on price and limited their use to high value-added applications. Over the last several years, however, our semiconductor diodes have become more affordable and reliable due, in part, to substantial advancements in semiconductor diode technology and increased production volumes. As a result, the average cost per watt of output power has decreased dramatically over the last decade. Because of these improvements, our fiber lasers can now effectively compete with conventional lasers over a wide range of output powers and applications. As a pioneer in the development and commercialization of fiber lasers, we have contributed to many advancements in fiber laser technology and products.

Advantages of Fiber Lasers over Conventional Lasers

We believe that fiber lasers provide a combination of benefits that include:

•	Superior Performance. Fiber lasers provide high beam quality over the entire power range. In most conventional laser solutions, the beam quality is sensitive to output power, while in fiber lasers, the output beam is virtually non-divergent over a wide power range, meaning the beam can be focused to achieve high levels of precision, increased power densities and greater distances over which processing can be completed. The superior beam quality and greater intensity of a fiber laser’s beam allow tasks to be accomplished rapidly and with lower-power units than comparable conventional lasers.

•	Lower Cost. Fiber lasers offer strong value to customers because of their generally lower total cost of ownership due to their lower required maintenance costs, high reliability and energy efficiency. The initial purchase price for fiber lasers is generally below that of YAG lasers and comparable to that of conventional CO2 lasers. Fiber lasers convert electrical energy to optical energy approximately 2 to 3 times more efficiently than diode-pumped YAG lasers, approximately 3 times more efficiently than conventional CO2 lasers and approximately 15 to 30 times more efficiently than lamp-pumped YAG lasers. Because fiber lasers are much more energy-efficient and place lower levels of thermal stress on their internal components, they have substantially lower cooling requirements compared to those of conventional lasers and lower or no maintenance costs.

•	Ease of Use. Many features of fiber lasers make them easier to operate, maintain and integrate into laser-based systems as compared to conventional lasers.

•	Compact Size and Portability. Fiber lasers are typically smaller and lighter in weight than conventional lasers, saving valuable floor space. While conventional lasers are delicate due to the precise alignment of mirrors, fiber lasers are more durable and able to perform in variable environments.

•	Choice of Wavelengths and Precise Control of Beam. The design of fiber lasers generally provides a broad range of wavelength choices, allowing users to select the precise wavelength that best matches their application and materials.

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

Vertically Integrated Development and Manufacturing.  We develop and manufacture all of our key high-volume specialty components, including semiconductor diodes, active fibers, passive fibers and specialty optical components. Our proprietary components are capable of handling the stress of the high optical powers from our products and we believe many of them exceed the performance of commercially available components. We believe that our vertical integration and our high-volume production enhances our ability to meet customer requirements, accelerate development, manage costs, improve component yields and protect our intellectual property, while maintaining high performance and quality standards.

Diverse Customer Base, End Markets and Applications.  Our diverse customer base, end markets and applications provide us with many growth opportunities. Our products are used in a variety of applications and end markets worldwide. Our principal end markets and representative applications within those markets include:

Materials Processing

• Marking, engraving and printing
General manufacturing	• Welding, hybrid welding and cutting
• Prototyping, cladding and stripping

• High-strength steel cutting and welding
Automotive	• Welding tailored metal blanks, frames, seats and transmissions
• Cutting frames, sheets and plastic bumpers

• Hardening and welding pipes in nuclear, wind turbine and pipeline industries
Heavy industry	• Welding and cutting thick plates for ships and rail cars
• Drilling concrete and rock

• Welding titanium air frames
Aerospace	• Cladding parts
• Percussion drilling of parts

• Electronics and credit card marking
Consumer	• Diamond marking and cutting
• Welding razor blades and batteries
• Stent and pacemaker manufacturing

• Computer disk manufacturing and texturing
Semiconductor and electronics	• Photovoltaic manufacturing
• Memory repair and trim

• Directed energy
Advanced Applications	• Obstacle warning and light detecting and ranging
• Materials destruction testing
• Research, sensing and instrumentation

• Broadband — fiber to premises
Communications	• Broadband — cable video signal transport
• Metro and long-haul wire-line DWDM transport

• Skin rejuvenation and wrinkle removal
Medical	• General surgery and urology
• Dental
• Fat removal

Broad Product Portfolio and Ability to Meet Customer Requirements.  We offer a broad range of standard and custom fiber lasers and amplifiers that operate between 0.5 and 2 microns. Our vertically integrated manufacturing and broad technology expertise enable us to design, prototype and commence high-volume production of our products rapidly, allowing our customers to meet their time-to-market requirements.

Our Strategy

Our objective is to maintain and extend our leadership position by pursuing the following key elements of our strategy:

Leverage Our Technology to Gain Market Share.  As fiber lasers become more widely accepted, we plan to continue to leverage our brand and position as the leader in developing and commercializing fiber lasers to increase our position in the broader market. Our lasers continue to displace conventional lasers in numerous low and mid-power materials processing applications, such as marking, engraving, printing and sintering. Our high-power lasers also have been penetrating several applications that use conventional lasers, such as welding, cutting and cladding of metal parts.

Target New Applications for Lasers.  We intend to continue to enable and penetrate additional applications where lasers have not traditionally been used. We believe that fiber laser technology can overcome many of the limitations that have hindered the adoption of conventional lasers. We target applications where higher power, portability, efficiency, size and flexible fiber cable delivery can lead customers to adopt fiber lasers instead of non-laser solutions. Examples of such targeted new applications include solar cell processing and hybrid and robotic spot welding.

Expand Our Product Portfolio.  We continue to invest in research and development to add additional wavelengths, power levels and other parameters while also improving beam quality. In 2010, we: (i) acquired welding tool technology that integrates seamlessly with our fiber laser, enabling IPG to provide turnkey robotic laser welding solutions for automotive and other materials processing applications; (ii) acquired a producer of active and passive laser materials and middle-infrared lasers for scientific, biomedical and technological applications; (iii) introduced new quasi-pulsed CW lasers and green pulsed lasers; and (iv) introduced a retro-fit service that allows customers to replace YAG and CO2 lasers with fiber laser sources in their existing laser systems.

Optimize Our Manufacturing Capabilities.  We plan to seek further increases in the automation of our component manufacturing processes and device assembly to improve component yields and increase the power outputs and capacities of the various components that we make. We intend to leverage our technology and operations expertise to manufacture additional components in order to reduce costs, ensure component quality and ensure supply. In 2010, we redesigned the electronics of certain of our low and mid-power products to simplify manufacturing, improve quality and decrease costs. In addition, we expanded production of our lower cost internally developed optical delivery systems. These initiatives, in addition to optimizing our manufacturing capabilities and maintaining efficient labor costs, are intended to improve margins.

Expand Global Reach to Attract Customers Worldwide.  In 2010, almost 80% of our sales came from international customers. Last year, we opened application and development centers in Italy and South Korea and we expanded our sales office and application development center in Chubu, Japan. We intend to capitalize on and grow our global customer base by opening new application development centers as well as sales and service offices in Russia, Asia, Europe and South America.

Products

We design and manufacture a broad range of high-performance optical fiber-based lasers and amplifiers. We also make packaged diodes, direct diode laser systems and communications systems that utilize our optical fiber-based products. Many of our products are designed to be used as general purpose energy or light sources, making them useful in diverse applications and markets.

Our products are based on a common proprietary technology platform using many of the same core components, such as semiconductor diodes and specialty fibers, which we configure to our customers’ specifications. Our engineers and scientists work closely with OEMs and end users to develop and customize our products for their needs. Because of our flexible and modular product architecture, we offer products in different configurations according to the desired application, including modules, rack-mounted units and tabletop units. Our engineers and other technical experts work directly with the customer in our application and development centers to develop and configure the optimal solution for each customer’s manufacturing requirements. We also make complementary products and components that are used with our ultra-high power products, such as fiber couplers, beam switches, optical beam delivery cables and chillers. In addition, we make laser marking and welding systems for certain applications and geographic markets. .

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

IPG introduced a retrofit service which replaces CO2 and YAG lasers sources with fiber lasers in the many welding, cutting, drilling and other systems allowing customers to retain their existing laser systems. IPG is also developing systems capabilities for special customer projects and for certain international markets. IPG makes a welding seam stepper and picker, which is an automated welding tool, that integrate with our fiber lasers. The seam stepper and picker can be used in automotive assembly, sheet metal production and other materials processing applications. IPG also makes active and passive laser materials and tunable lasers in the middle-infrared region.

Amplifiers

Our amplifier products range from milliwatts to up to 1,500 watts of output power from 1 to 2 microns in wavelength. We offer erbium-doped fiber amplifiers, commonly called EDFAs, Raman amplifiers and integrated communications systems that incorporate our amplifiers. These products are predominantly deployed in broadband networks such as fiber to the home (FTTH), fiber to the curb (FTTC) and passive optical networks (PON), and dense wavelength division multiplexing, or DWDM, networks. We also offer ytterbium and thulium specialty fiber amplifiers and broadband light sources that are used in advanced applications. In addition, we sell single-frequency, linearly polarized and polarization-maintaining versions of our amplifier products. As with our fiber lasers, our fiber amplifiers offer some of the highest output power levels and highest number of optical outputs in the industry. We believe our line of fiber amplifiers offers the best commercially available output power and performance.

The following summarizes some of our product offerings by product family, primary markets and representative applications for each product family:

Product Family	Primary Markets	Representative Applications
Lasers

Short Pulse Ytterbium Fiber Lasers	Manufacturing Semiconductor Solar Display Panels Microelectronics Jewelry	• Marking and engraving • Coating removal • Cutting • Diamond marking • Scribing

Multi-Mode Output Ytterbium Fiber Lasers	Automobiles Shipbuilding Aerospace Heavy Industry Construction Defense	• Welding of automotive tailored blanks and transmissions • Remote welding of automotive frames, doors and seats • Cutting of hydro-formed automotive frames • Cladding of blades and drill bits
• Materials destruction testing
• Plate welding and cutting

Single-Mode Output Ytterbium Fiber Lasers	Manufacturing Printing Consumer Medical Devices Microelectronics Defense	• Engraving of printing rolls and plates • Stent cutting • Welding • Ceramic scribing • Optical trapping of cells • Cutting

Long Pulse Ytterbium Fiber Lasers	Manufacturing Aerospace Medical	• Welding • Drilling • Medical device welding

Diode Lasers	Manufacturing Computers Aerospace Medical Defense	• Welding and bending of disk drive flexure • Plastic welding • Urology and dental • Optical pumping

Erbium Fiber Lasers	Medical Manufacturing Aerospace Rapid Prototyping Scientific Research Communications	• Skin rejuvenation and stretch mark removal • Pumping of crystal lasers • Photonic Doppler velocimetry • Interferometry • Remote sensing • Non-wireline communications

Tunable, Ytterbium, Erbium and Thulium Fiber Lasers	Scientific Research Medical Instrumentation	• Spectroscopy • Optical fiber and component characterization • Component stress-testing • Diagnostic equipment

Pulsed Erbium Fiber Lasers	Aerospace Manufacturing Scientific Research	• Obstacle detection • LIDAR and 3-D mapping • Atmospheric and remote sensing

Thulium Fiber Lasers	Aerospace Manufacturing Scientific Research Medical	• Optical pumping of lasers • Pollution sensing • Medical treatments • Micromachining of plastics

Raman Fiber Lasers	Communications Scientific Research	• Distributed Raman amplification • Remote amplifier pumping • Optical pumping of lasers

Picosecond Pulsed Lasers	Scientific Research Manufacturing	• Hole drilling • Memory repair

Green Fiber Lasers	Semiconductor Consumer Medical	• LCD display processing • Scribing • Marking

Product Family	Primary Markets	Representative Applications
Amplifiers

Erbium Fiber Amplifiers	Broadband Access Cable TV DWDM Instrumentation Scientific Research	• Telephony, video on demand and high-speed internet • Ultra-long-haul transmission • Non-wireline optical communications • Coherent and spectral beam combining • High-power component testing

Raman Fiber Amplifiers	DWDM Instrumentation Scientific Research	• Distributed Raman amplification • Remote amplifier pumping
• Repeaterless submarine systems • WDM Raman amplifiers

Communications Systems	DWDM	• 200Km to 400Km long-span transmissions • 2.5 and 10 gbit/second transmissions

Ytterbium Fiber Amplifiers	Scientific Research Life Sciences	• Coherent and spectral beam combining • Detection and sensing systems • Non-linear frequency conversion

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

Research and Development.  Our products are used in a variety of applications for research and development by scientists and industrial researchers, including for example atom trapping. In addition, our lasers and amplifiers are used to design, test and characterize components and systems in a variety of markets and applications.

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

DWDM.  DWDM is a technology that expands the capacity of optical networks, allowing service providers to extend the life of existing fiber networks and reduce operating and capital costs by maximizing bandwidth capacity. We provide a broad range of high-power products for DWDM applications including EDFAs and Raman lasers. We provide a DWDM transport system that offers service providers and private network operators a simple, flexible, optical layer solution scalable from 8 to 40 channels that operates at 10 gigabits per second per channel. We also have introduced a DWDM system capable of wavelengths operating at 40 gigabits per second per channel with OTN multiplexing capabilities.

Broadband Access.  The delivery to subscribers of television programming and Internet- based information and communication services is converging, driven by advances in IP technology and by changes in the regulatory and competitive environment. Fiber optic lines offer connection speeds of up to 1 gigabit per second, or 100 times faster than digital subscriber lines (DSL) or cable links. We offer a series of specialty multi-port EDFAs and cable TV nodes and transmitters that support different types of passive optical network architectures, enabling high speed data, voice, video on demand and high definition TV. We provide an EDFA that supports up to 64 ports, which allows service providers to support a high number of customers in a small space, reducing overall power consumption and network cost. End users for our products include communications network operators for video wavelength division multiplexing overlay solutions, operators of metro and long-haul networks for DWDM and amplification solutions, as well as cable and multiple system operators for optical amplification solutions.

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

Semiconductor Diode Laser Processing and Packaging Technologies

Another key element of our technology platform is that we use multiple multi-mode, or broad area, single-emitter diodes rather than diode bars or stacks as a pump source. We believe that multi-mode single-emitter diodes are the most efficient and reliable pumping source presently available, surpassing diode bars and stacks in efficiency, brightness and reliability. Single-emitter diodes have substantially reduced cooling requirements and typically have estimated lifetimes of more than 100,000 hours at high operating currents, compared to typical lifetimes of 10,000 to 20,000 hours for diode bars.

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

We believe that our customer and end-market diversification minimizes dependence on any single industry or group of customers.

The following table shows the allocation of our net sales (in thousands) among our principal markets:

	Year Ended December 31,
	2010		2009		2008

Materials Processing	$252,014	84.2%	$140,864	75.8%	$187,720	81.9%
Advanced Applications	25,196	8.4	26,557	14.3	24,670	10.8
Communications	14,020	4.7	10,867	5.8	12,904	5.6
Medical	8,026	2.7	7,606	4.1	3,782	1.7

Total	$299,256	100.0%	$185,894	100.0%	$229,076	100.0%

None of our customers accounted for 10% or more of our net sales for the years ended December 31, 2010, 2009 or 2008.

Our net sales (in thousands) were derived from customers in the following geographic regions:

	Year Ended December 31,
	2010		2009		2008

North America(1)	$61,706	20.6%	$45,668	24.6%	$52,018	22.7%
Europe	112,456	37.6	70,413	37.9	94,077	41.1
Asia and Australia	124,254	41.5	66,100	35.5	77,582	33.9
Rest of World	840	0.3	3,713	2.0	5,399	2.3

Total	$299,256	100.0%	$185,894	100.0%	$229,076	100.0%

(1)	The substantial majority of sales in North America are to customers in the United States.

Backlog

At December 31, 2010, our backlog of orders (generally scheduled for shipment within one year) was approximately $171.6 million compared to $68.1 million at December 31, 2009. At December 31, 2010, our backlog included $98.6 million of orders with firm shipment dates and $73.0 million of frame agreements that we expect to ship within one year, compared to $47.8 million of orders with firm shipment dates and $20.3 million of frame agreements at December 31, 2009. Frame agreements generally are agreements without committed shipment dates. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us has not been significant. We manage the risk of cancellation by establishing the right to charge a cancellation fee that generally covers a portion of the purchase price, any materials and development costs incurred prior to the order being cancelled. Our ability to enforce this right depends on many factors including, but not limited to, the customer’s requested length of delay, the number of other outstanding orders with the customer and our ability to quickly convert the cancelled order to another sale.

We anticipate shipping a substantial majority of the present backlog during fiscal year 2011. However, our backlog at any given date is not necessarily indicative of actual sales for any future period.

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

Our vertically integrated manufacturing operations include optical preform making, specialty fiber drawing, semiconductor wafer growth, diode processing and packaging, specialty optical component manufacturing, fiber block and fiber module assembly for different power units, software and electronics development, final assembly, as well as testing, tool manufacturing and automated production systems. Over the last several years, we added additional production capabilities, including three multi-wafer growth reactors, diode test stations, fiber pre-form and fiber drawing equipment, low, mid and high-power production and testing, in order to increase our capacity as well as reduce the risks associated with our production process.

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

We incurred research and development costs of approximately $19.2 million in 2010, $18.5 million in 2009 and $15.8 million in 2008. We plan to continue our commitment to research and development and to introduce new products, systems and complementary products that would allow us to maintain our competitive position. See Item 7, “Management’s Discussion and Analysis of Financial Condition of Results of Operations.”

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

We have increased our efforts to expand our patent portfolio. We now have over 100 patents issued and over 60 pending patent applications in the United States relating to optical fiber lasers, amplifiers, bulk optics, semiconductors, and laser and telecommunications systems. We also have patents and patent applications in certain other countries. In February 2008, we purchased a portfolio of photonics patents from British Telecommunications plc in the fields of optical fiber lasers and amplifiers, semiconductor devices, integrated optics, fiber gratings, high-speed systems and optical networking. Intellectual property rights, including those that we own and those of others, involve significant risks. See Item 1A, “Risk Factors-Our inability to Protect Our Intellectual Property and Proprietary Technologies Could Result in the Unauthorized Use of Our Technologies by Third Parties, Hurt Our Competitive Position and Adversely Affect Our Operating Results.”

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

We believe we compete favorably with respect to these criteria. In the materials processing market, the competition is fragmented and includes a large number of competitors. We compete with makers of high-power CO2 and solid-state lasers, including Fanuc, Rofin-Sinar Technologies, Inc. and Trumpf GmbH + Co. KG, and makers of mid and low-power CO2 and solid-state lasers such as Coherent, Inc., GSI Group Inc., Newport Corporation and Rofin-Sinar Technologies, Inc. We also compete with fiber laser makers, including Rofin-Sinar Technologies, Inc., Trumpf GmbH + Co. KG, GSI Group Inc., Coherent Inc., Newport Corporation, The Furukawa Electric Co., Ltd., Keopsys SA, Mitsubishi Cable Industries, Ltd., Miyachi Unitek Corporation, MPB Communications Inc., and JDS Uniphase Corporation. We believe that we compete favorably with other makers of fiber lasers on price, service, installed base and performance.. We currently have limited competition in high-power fiber lasers, but recently some competitors introduced fiber lasers or announced plans to introduce fiber lasers that compete with our high power products. We also compete in the materials processing, advanced and medical applications markets with end users that produce their own solid-state and gas lasers as well as with manufacturers of non-laser methods and tools, such as resistance welding and cutting dies in the materials processing market and scalpels in the medical market.

In the communications market, our principal competitors are manufacturers of mid-power fiber amplifiers and DWDM systems, such as Oclaro Inc., the Scientific-Atlanta division of Cisco Systems, Inc. (Scientific-Atlanta), Emcore Corporation, JDS Uniphase Corporation, Huawei Corporation and MPB Communications Inc. We believe that we compete favorably with other high-power fiber amplifier producers with respect to price, product performance and output power. The fiber amplifier market is more established than the fiber laser market and technological change has not occurred as rapidly as it has in the case of fiber lasers.

Many of our competitors are larger than we are and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do.

Employees

As of December 31, 2010, we had approximately 1,760 full-time employees, including 140 in research and development, 1,370 in manufacturing operations, 100 in sales, service and marketing, and 150 in general and administrative functions. Of our total full-time employees at our principal facilities, approximately 490 were in the United States, 600 were in Germany, 500 were in Russia and 60 were in China. We have never experienced a work stoppage and none of our employees is subject to a collective bargaining agreement. We believe that our current relations with our employees are good.

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

Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers in the materials processing market, which includes automotive, marking, electronics and photovoltaic applications. Approximately 84% of our revenues in 2010 were from customers in the materials processing market. Although applications in this market are broad, sales for these applications are cyclical and have historically experienced sudden and severe downturns and periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. In 2009, our sales decreased by approximately 25% in the materials processing market as a result of the global economic recession. In 2010, sales in this market rebounded with a 79% increase. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in this market, which, in turn, depend upon the demand for their products or services. Decreased demand for products and services from customers for these applications during an economic downturn may lead to decreased demand for our products, which would reduce our sales and margins. We may not be able to respond by decreasing our expenses quickly enough, due in part, to our fixed overhead structure related to our vertically-integrated operations and our commitments to continuing investment in research and development.

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

We have a high fixed cost base due to our vertically integrated business model, including the fact that approximately 78% of our 1,760 employees as of December 31, 2010 were employed in our manufacturing operations. We may not adjust these fixed costs quickly enough to adapt to rapidly changing market conditions. Our gross profit, in absolute dollars and as a percentage of net sales, is impacted by our sales volume, the corresponding absorption of fixed manufacturing overhead expenses and manufacturing yields. In addition, because we are a vertically integrated manufacturer and design and manufacture our key specialty components, insufficient demand for our products may subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to expected demand, we may need to record write-downs for excess or obsolete inventory. Because we are vertically integrated, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. Changes in our level of inventory lead to an increase in cash generated from our operations when inventory is sold or a decrease in cash generated from our operations at times when the amount of inventory increases.

Our manufacturing capacity and operations may not be appropriate for future levels of demand and may adversely affect our gross margins.

In response to an increase in demand for our fiber lasers, we added substantial manufacturing capacity at our facilities in the United States, Germany and Russia in the period from 2005 to 2008. Beginning in 2010, we entered another phase of expanding capacity at those manufacturing facilities. A significant portion of our manufacturing facilities and production equipment, such as our semiconductor production and processing equipment, diode packaging equipment and diode burn-in stations, are special-purpose in nature and cannot be adapted easily to make other products. If the demand for fiber lasers or amplifiers does not increase or decreases from current levels, we may have significant excess manufacturing capacity and under-absorption of our fixed costs, which could in turn adversely affect our gross margins and profitability.

To maintain our competitive position as the leading developer and manufacturer of fiber lasers and to meet anticipated demand for our products, we invested significantly in the expansion of our manufacturing and operations throughout the world and may do so in the future. We incurred in the past and will incur significant costs associated with the acquisition, build-out and preparation of our facilities. We had capital expenditures of $28.4 million and $10.5 million in 2010 and 2009, respectively, and we expect to incur approximately $50 million in capital expenditures, excluding acquisitions, in 2011. In connection with these projects, we may incur cost overruns, construction delays, labor difficulties or regulatory issues which could cause our capital expenditures to be higher than what we currently anticipate, possibly by a material amount, which would in turn adversely impact our operating results. Moreover, we may experience higher costs due to yield loss, production inefficiencies and equipment problems until any operational issues associated with the opening of new manufacturing facilities are resolved.

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

We generally do not enter into long-term agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules and, in some cases, orders may be cancelled or delayed without significant penalty. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. In addition, due to the absence of long-term volume purchase agreements, we forecast our revenues and plan our production and inventory levels based upon the demand forecasts of our OEM customers, end users, and distributors, which are highly unpredictable and can fluctuate substantially. This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. In this regard, we recorded provisions for inventory totaling $2.7 million, $5.3 million and $3.8 million in 2010, 2009 and 2008, respectively. These provisions were recorded as a result of changes in market prices of certain components, the value of those inventories that was realizable through finished product sales and uncertainties related to the recoverability of the value of inventories due to technological changes and excess quantities. If our OEM customers, end users or distributors fail to accurately forecast the demand for our products, fail to accurately forecast the timing of such demand, or are unable to consistently negotiate acceptable purchase order terms with customers, our results of operations may be adversely affected.

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

From time to time, we have been notified of allegations and claims that we may be infringing patents or intellectual property rights owned by third parties. In 2007, we settled two patent infringement lawsuits filed against us and in 2010 we settled another patent infringement lawsuit filed against us. We are presently defending one patent infringement lawsuit.

In November 2006, IMRA America, Inc. filed an action against us alleging that certain products we produce, including but not limited to our continuous wave and pulsed fiber lasers and fiber amplifiers, which account for a significant portion of our revenues, infringe one U.S. patent allegedly owned by IMRA America. IMRA America alleged willful infringement and sought damages of at least $10 million, treble damages and injunctive relief. IMRA America also alleged inducement of infringement and contributory infringement. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. This lawsuit concerns products made, used, sold or offered for sale in or imported into the United States and therefore the lawsuit affects products that account for a substantial portion of our revenues. This lawsuit does not affect revenues that are derived from products that are not made, used, sold or offered for sale in or imported into the United States. In June 2008, the U.S. Patent and Trademark Office (“USPTO”) ordered re-examination of the patent claims asserted by IMRA America against the Company based on several prior art references that we submitted in an ex parte re-examination request. In July 2009, the USPTO confirmed the patentability of all of the claims in the IMRA America patent over the prior art cited in the re-examination, as well as of new claims added during the re-examination. In August 2009, we submitted an additional re-examination request, which was denied by the USPTO. The USPTO issued a re-examination certificate in October 2009. As a result, the U.S. District Court for the Eastern District of Michigan lifted the stay on the litigation. The District Court adopted the claim construction of IMRA on one of the four claim terms, but did not decide the others. In March 2011, the District Court granted our motion for summary judgment of no marking, precluding IMRA from seeking damages for any alleged infringing products sold prior to November 16, 2006, the date the lawsuit was filed, with the exception of four particular alleged infringing products, as to which IMRA is precluded from seeking damages for sales prior to August 6, 2006. The District Court denied our motions for summary judgment on non-infringement, invalidity, no willful infringement and laches, and granted IMRA’s for summary judgment on no invalidity for derivation and no equitable misconduct. The trial date has not been scheduled. IMRA America has informed us that it has patents and applications in foreign jurisdictions directed to similar subject matter as the patent subject to this lawsuit, but has not asserted them against us. The Company has filed oppositions to two IMRA patents in Japan and Germany. In Japan, the patent office invalidated two claims and maintained 49 claims of the IMRA patent. The German opposition is still pending.

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

If we do not prevail in any intellectual property litigation brought against us, including the lawsuits brought by IMRA America, it could affect our ability to sell our products and materially harm our business, financial condition and results of operations. These developments could adversely affect our ability to compete for customers and increase our revenues. Plaintiffs in intellectual property cases often seek, and sometimes obtain, injunctive relief. Intellectual property litigation commenced against us, including the lawsuit brought by IMRA America that we are presently defending, could force us to take actions that could be harmful to our business, competitive position, results of operations and financial condition, including the following:

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

We rely on patents, trade secret laws, contractual agreements, technical know-how and other unpatented proprietary information to protect our products, product development and manufacturing activities from unauthorized copying by third parties. Although we acquired a patent portfolio in 2008 and started a program in 2007 to increase the number of patent applications we file, our patents do not cover all of our technologies, systems, products and product components and may not prevent third parties from unauthorized copying of our technologies, products and product components. We seek to protect our proprietary technology under laws affording protection for trade secrets. We also seek to protect our trade secrets and proprietary information, in part, by requiring employees to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We have significant international operations and we are subject to foreign laws which differ in many respects from U.S. laws. Policing unauthorized use of our trade secret technologies throughout the world and proving misappropriation of our technologies are particularly difficult, especially due to the number of our employees and operations in numerous foreign countries. The steps that we take to acquire ownership of our employees’ inventions and trade secrets in foreign countries may not have been effective under all such local laws, which could expose us to potential claims or the inability to protect intellectual property developed by our employees. Furthermore, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may adversely affect our ability to enforce our trade secret and intellectual property positions. Costly and time-consuming litigation could be necessary to determine the scope of our confidential information and trade secret protection. We also enter into confidentiality agreements with our consultants and other suppliers to protect our confidential information that we deliver to them. However, there can be no assurance that our confidentiality agreements will not be breached, that we will be able to effectively enforce them or that we will have adequate remedies for any breach.

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

Also, we purchase certain raw materials used to manufacture our products and other components, such as semiconductor wafer substrates, diode packages, modulators, micro-optics, bulk optics and high-power beam delivery products, from single or limited-source suppliers. In general, we have no long-term contractual supply arrangements with these suppliers. Some of our suppliers are also our competitors. Some of our suppliers reduced their inventory levels and manufacturing capacity because of the recent recession. As a result, we experienced and may in the future experience longer lead times or delays in fulfillment of our orders. Furthermore, other than our current suppliers, there are a limited number of entities from whom we could obtain these supplies. We do not anticipate that we would be able to purchase these components or raw materials that we require in a short period of time or at the same cost from other sources in commercial quantities or that have our required performance specifications. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, could adversely affect our business. If our suppliers face financial or other difficulties, if our suppliers do not maintain sufficient inventory on hand or if there are significant changes in demand for the components and materials we obtain from them, they could limit the availability of these components and materials to us, which in turn could adversely affect our business.

We rely on the significant experience and specialized expertise of our senior management and scientific staff and if we are unable to retain these key employees and attract other highly skilled personnel necessary to grow our business successfully, our business and results of operations could suffer.

Our future success is substantially dependent on the continued service of our executive officers, particularly our founder and chief executive officer, Dr. Valentin P. Gapontsev, age 72, and the managing director of our German subsidiary IPG Laser GmbH, Dr. Eugene Shcherbakov, age 63, our highly trained team of scientists, many of whom have numerous years of experience and specialized expertise in optical fibers, semiconductors and optical component technology, and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may leave, which could harm our business. The members of our scientific staff who are expected to make significant individual contributions to our business are also members of our executive management team as disclosed under Item 10, “Directors, Executive Officers and Corporate Governance” below. Furthermore, our business requires scientists and engineers with experience in several disciplines, including physics, optics, materials sciences, chemistry and electronics. We will need to continue to recruit and retain highly skilled scientists and engineers for certain functions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled research and development, managerial, operations, sales, marketing and customer service personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to extend and maintain our scientific expertise and grow our business could suffer significantly.

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

We rely on a few customers for a significant portion of our sales. In the aggregate, our top five customers accounted for 19%, 12% and 17% of our consolidated net sales in 2010, 2009 and 2008, respectively. Our largest customer accounted for 7%, 3% and 7% of sales in 2010, 2009 and 2008, respectively. We generally do not enter into agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be adversely affected.

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

We conduct our business and incur costs in the local currency of most countries in which we operate. In 2010, our net sales outside the United States represented a significant portion of our total sales. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it receives revenues. Changes in exchange rates can also affect our results of operations by changing the U.S. dollar value of sales and expenses denominated in foreign currencies. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency transaction or translation risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers, which may have an adverse effect on our financial condition, cash flows and profitability.

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

The industries in which we operate are characterized by significant price and technological competition. Our fiber laser and amplifier products compete with conventional laser technologies and amplifier products offered by several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do. Also, we compete with widely used non-laser production methods, such as resistance welding. We believe that competition will be particularly intense from makers of CO2, YAG and disc lasers, as these makers of conventional solutions may lower prices to maintain current market share and have committed significant research and development resources to pursue opportunities related to these technologies.

In addition, we face competition from a growing number of fiber laser makers, including Rofin-Sinar Technologies, Inc., Trumpf GmbH + Co. KG, GSI Group Inc., Coherent Inc., Newport Corporation, The Furukawa Electric Co., Ltd., Keopsys SA, Mitsubishi Cable Industries, Ltd., Miyachi Unitek Corporation, MPB Communications Inc. and JDS Uniphase Corporation. Competition from other fiber laser makers has increased and some have introduced fiber lasers or announced plans to introduce fiber lasers that compete with our products. We may not be able to successfully differentiate our current and proposed products from our competitors’ products and current or prospective customers may not consider our products to be superior to competitors’ products. To maintain our competitive position, we believe that we will be required to continue a high level of investment in research and development, application development and customer service and support, and to react to market pricing conditions. We may not have sufficient resources to continue to make these investments and we may not be able to make the technological advances or price adjustments necessary to maintain our competitive position. We also compete against our OEM customers’ internal production of competitive laser technologies.

Our inability to manage risks associated with our international customers and operations could adversely affect our business.

Our have significant facilities in and our products aresold in numerous countries. The United States, Germany, Japan, Russia and China are our principal markets. A significant amount of our revenues are derived from customers, and we have substantial tangible assets, outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. Our operations and sales in these markets are subject to risks inherent in international business activities, including:

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

We are also subject to risks of doing business in Russia through our subsidiary, NTO IRE-Polus, which provides components and test equipment to us and sells finished fiber devices to customers in Russia and neighboring countries. The results of operations, business prospects and facilities of NTO IRE-Polus are subject to the economic and political environment in Russia. Recently, a Russian investor purchased a minority interest in NTO IRE-Polus. As a minority investor, they have rights under Russian law, as well as under our negotiated agreements with them. Even though we control a supermajority of the shares and a majority of the board, certain actions require unanimous shareholder approval, including changes to capital, additional investments, use of proceeds other than initially agreed to uses and amounts, distributions, transactions in excess of agreed upon amounts and related party transactions. In recent years Russia has undergone substantial political, economic and social change. As is typical of an emerging market, Russia does not possess a well-developed business, legal and regulatory infrastructure that would generally exist in a more mature free market economy. In addition, the tax, currency and customs legislation within Russia is subject to varying interpretations and changes, which can occur frequently. The future economic direction of Russia remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. Our failure to manage the risks associated with NTO IRE-Polus and our other existing and potential future international business operations could have a material adverse effect upon our results of operations.

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

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment, including those relating to the storage, use, discharge, disposal, product composition and labeling of, and human exposure to, hazardous and toxic materials. We could incur costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws. Liability under environmental laws can be joint and several and without regard to comparative fault. Compliance with current or future environmental laws and regulations could restrict our ability to expand our facilities or require us to acquire additional expensive equipment, modify our manufacturing processes, or incur other significant expenses in order to remain in compliance with such laws and regulations. At this time, we do not believe the costs to maintain compliance with current environmental laws to be material. Although we do not currently anticipate that such costs will become material, if such costs were to become material in the future, whether due to unanticipated changes in environmental laws, unanticipated changes in our operations or other unanticipated changes, we may be required to dedicate additional staff or financial resources in order to maintain compliance. There can be no assurance that violations of environmental laws or regulations will not occur in the future as a result of the lack of obtain permits, human error, accident, equipment failure or other causes.

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

We occasionally borrow under our existing credit facilities to fund operations, including working capital investments. Our major credit lines in the U.S. and Germany expire in June 2015 and June 2012, respectively. Market disruptions such as those currently being experienced in the United States and abroad have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive, and, in certain cases, have resulted in the unavailability of certain types of financing. Continued uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facilities or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.

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

Dr. Valentin P. Gapontsev, our Chairman and Chief Executive Officer and two trusts he created control approximately 42% of our voting power and have a significant influence on the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Valentin P. Gapontsev, our Chairman and Chief Executive Officer, and IP Fibre Devices (UK) Ltd. (IPFD), of which Dr. Gapontsev is the managing director, together with two trusts he created beneficially own approximately 42% of our common stock. Trustees of the trusts are officers or employees of the Company. Dr. Gapontsev and the trusts have a significant influence on the outcome of matters requiring stockholder approval, including:

•	election of our directors;

•	amendment of our certificate of incorporation or by-laws; and

•	approval of mergers, consolidations or the sale of all or substantially all of our assets.

Dr. Gapontsev and the trusts may vote their shares of our common stock in ways that are adverse to the interests of other holders of our common stock. These significant ownership interests could delay, prevent or cause a change in control of our company, any of which could adversely affect the market price of our common stock.

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

Sales of a substantial number of shares of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. As of December 31, 2010, we had 46,988,566 shares of common stock outstanding and approximately 2,736,000 shares subject to outstanding options. We have registered all shares of common stock that we may issue under our stock option plans and our employee stock ownership plan. In addition, all of our unregistered shares of our common stock are now eligible for sale under Rule 144, or Rule 701. As these shares are issued, they may be freely sold in the public market, and subject, in the case of any awards under our stock-based compensation plans, to applicable vesting requirements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main facilities at December 31, 2010 include the following:

	Owned or	Lease	Approximate
Location	Leased	Expiration	Size (sq. ft.)	Primary Activity

Oxford, Massachusetts	Owned	—	261,000	Diodes, components, complete device manufacturing, administration
Burbach, Germany	Owned	—	206,000	Optical fiber, components, final assembly, complete device manufacturing, administration
Fryazino, Russia	Leased	—	69,000	Components, complete device
	Owned	—	35,000	manufacturing, administration
Beijing, China	Owned	—	38,000	Administration, service
Novi, Michigan	Owned	—	16,000	Administration, service
Legnano, Italy	Leased	June 2011	12,000	Complete device manufacturing, administration
Yokohama, Japan	Leased	November 2011	22,000	Administration, service

*	Subject to ongoing renewal discussions.

We maintain our corporate headquarters in Oxford, Massachusetts, and conduct research and development in Oxford, Massachusetts, Burbach, Germany and Fryazino, Russia. We operate four manufacturing facilities for lasers, amplifiers and components, which are located in the United States, Germany, Russia and Italy. We also manufacture certain optical components and systems in India and China. We are committed to meeting internationally recognized manufacturing standards. Our facilities in the United States and Germany are ISO 9001 certified and we have ISO certification in Russia for specific products. We have sales personnel at each of our manufacturing facilities, and at offices in Novi, Michigan; Santa Clara, California; London, England; Illkirch, France; Yokohama and Chubu, Japan; Daejeon, South Korea; Bangalore, India; Beijing, China; and Singapore.

We plan to expand our operations in Russia, Germany, China, Italy and the United States to meet the demand for our products and our sales and support needs. We believe that we will be able to obtain additional land or commercial space as needed.

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

In November 2006, IMRA America, Inc. filed an action against us alleging that certain products we produce, including but not limited to our continuous wave and pulsed fiber lasers and fiber amplifiers, which account for a significant portion of our revenues, infringe one U.S. patent allegedly owned by IMRA America. IMRA America alleged willful infringement and sought damages of at least $10 million, treble damages and injunctive relief. IMRA America also alleged inducement of infringement and contributory infringement. This lawsuit concerns products made, used, sold or offered for sale in or imported into the United States and therefore the lawsuit affects products that account for a substantial portion of our revenues. We filed an answer in which we denied infringement and raised additional defenses that the patent is invalid and unenforceable. In addition, we filed declaratory judgment counterclaims based on these three defenses. This lawsuit does not affect revenues that are derived from products that are not made, used, sold or offered for sale in or imported into the United States. IMRA America has informed us that it has patents and applications in foreign jurisdictions directed to similar subject matter as the patent subject to this lawsuit, but has not asserted them against us. In June 2008, the USPTO ordered re-examination of the patent claims asserted by IMRA America, Inc. against the Company based on several prior art references that we submitted in an ex parte re-examination request. In July 2009, the USPTO confirmed the patentability of all of the claims in the IMRA America Inc., patent over the prior art cited in the re-examination, as well as of new claims added during the re-examination. In August 2009, we submitted an additional re-examination request, which was denied by the USPTO. The USPTO issued a re-examination certificate in October 2009. As a result, the U.S. District Court for the Eastern District of Michigan lifted the stay on the litigation. The District Court adopted the claim construction of IMRA on one of the four claim terms, but did not decide the others. In March 2011, the District Court granted our motion for summary judgment of no marking, precluding IMRA from seeking damages for any alleged infringing products sold prior to November 16, 2006, the date the lawsuit was filed, with the exception of four particular alleged infringing products, as to which IMRA is precluded from seeking damages for sales prior to August 6, 2006. The District Court denied our motions for summary judgment on non-infringement, invalidity, no willful infringement and laches, and granted IMRA’s for summary judgment on no invalidity for derivation and no equitable misconduct. The trial date has not been scheduled. We intend to vigorously contest the claims against us, but we cannot predict the outcome of the proceeding.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the Nasdaq Global Market under the symbol “IPGP”. The following table sets forth the quarterly high and low sale prices of our common stock as reported on the Nasdaq Global Market.

	Common Stock
	Price
	High	Low

First Quarter ended March 31, 2009	$13.56	$6.79
Second Quarter ended June 30, 2009	$11.80	$8.36
Third Quarter ended September 30, 2009	$15.35	$9.48
Fourth Quarter ended December 31, 2009	$17.62	$12.98
First Quarter ended March 31, 2010	$17.42	$13.32
Second Quarter ended June 30, 2010	$19.20	$14.57
Third Quarter ended September 30, 2010	$25.29	$13.93
Fourth Quarter ended December 31, 2010	$33.43	$19.87

As of March 8, 2011, there were 47,215,469 shares of our common stock outstanding held by approximately 60 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG THE COMPANY, THE NASDAQ COMPOSITE INDEX AND S&P 500
TECHNOLOGY SECTOR INDEX

	12/13/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

IPG Photonics Corporation	$100.00	$93.75	$78.09	$51.48	$65.35	$123.52
Nasdaq Composite (U.S. & Foreign)	$100.00	$99.30	$109.04	$64.83	$93.29	$109.06
S&P 500 Technology Sector Index	$100.00	$99.74	$113.91	$66.14	$98.14	$107.53

The above graph represents and compares the value, through December 31, 2010, of a hypothetical investment of $100 made at the closing price on December 13, 2006 (which was the date that our common stock began trading on the Nasdaq Global Market) in each of (i) our common stock, (ii) the NASDAQ Composite Stock Index and (iii) the S&P 500 Technology Sector Index, in each case assuming the reinvestment of dividends. The stock price performance shown in this graph is not necessarily indicative of, and not is intended to suggest, future stock price performance.

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

The sales of securities described above were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. Each of these sales was to “accredited investors,” as such term is defined in Rule 501 of Regulation D. Each of the recipients of securities in the transactions deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. None of the sales of the securities described above involved the use of an underwriter, and no commissions were paid in connection with the sale of any of the securities that we issued. The sales of these securities were made without general solicitation or advertising.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2010, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

Information Regarding Equity Compensation Plans

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available
	to be Issued upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
	and Rights	and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders	2,736,443	$10.33	1,526,358
Equity Compensation Plans Not Approved by Security Holders			—

Total	2,736,443		1,526,358

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008, is derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2008, 2007 and 2006, and for the years ended December 31, 2007 and 2006, is derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results for any future period.

	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Net sales	$299,256	$185,894	$229,076	$188,677	$143,225
Cost of sales	152,798	121,626	121,776	103,695	79,931

Gross profit	146,458	64,268	107,300	84,982	63,294
Operating expenses:
Sales and marketing	19,100	15,157	13,900	10,103	6,222
Research and development	19,160	18,543	15,804	9,527	6,544
General and administrative	28,645	20,489	23,198	20,203	13,757
(Gain) loss on foreign exchange	(848)	1,022	(2,798)	(1,175)	765

Total operating expenses	66,057	55,211	50,104	38,658	27,288

Operating income	80,401	9,057	57,196	46,324	36,006
Interest (expense) income, net	(1,188)	(1,252)	(777)	674	(1,493)
Fair value adjustment to series B warrants(1)	—	—	—	—	(7,444)
Other income (expense), net	39	(36)	145	612	1,050

Income before (provision for) benefit from income taxes	79,252	7,769	56,564	47,610	28,119
(Provision for) benefit from income taxes	(24,900)	(2,485)	(18,111)	(15,522)	2,995

Net income	54,352	5,284	38,453	32,088	31,114
Less: Net income (loss) attributable to noncontrolling interests	361	(135)	1,799	2,193	1,881

Net income attributable to IPG Photonics Corporation	53,991	5,419	36,654	29,895	29,233
Accretion of series B preferred stock	—	—	—	—	(1,994)
Beneficial conversion feature	—	—	—	—	(18,267)

Net income attributable to common shareholders	$53,991	$5,419	$36,654	$29,895	$8,972

Net income per share:
Basic	$1.16	$0.12	$0.82	$0.69	$0.27
Diluted	$1.13	$0.12	$0.79	$0.65	$0.26
Weighted-average shares outstanding:
Basic	46,424	45,489	44,507	43,269	27,896
Diluted	47,594	46,595	46,223	45,749	33,005

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

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$147,860	$82,920	$51,283	$37,972	$75,667
Working capital, excluding cash and cash equivalents	70,171	61,163	80,714	83,237	40,001
Total assets	441,855	312,636	313,218	263,321	232,492
Revolving line-of-credit facilities	6,841	6,007	19,769	11,218	2,603
Long-term debt, including current portion	16,977	18,000	19,330	20,000	38,367
Redeemable noncontrolling interests	24,903	—	—	—	—
Stockholders’ equity	$316,600	$256,430	$238,172	$200,180	$158,594

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are vertically integrated. We design and manufacture most key components used in our finished products, including semiconductor diodes, optical fiber preforms and cables, finished fiber lasers and amplifiers. We also manufacture certain complementary products used with our lasers including optical heads, beam splitters and chillers. Our vertically integrated operations allow us to reduce manufacturing costs, ensure access to critical components, rapidly develop and integrate advanced products and protect our proprietary technology.

Since our formation in Russia in 1990, we have been focused on developing and manufacturing high-power fiber lasers and amplifiers. We established manufacturing and research operations in Germany in 1994 and in the United States in 1998. In the following years, we developed numerous OEM customer relationships for our advanced, active fiber-based products and generated a substantial majority of our sales from communications companies. During 2001, 2002 and 2003, we invested in developing and manufacturing our own semiconductor diodes, one of our highest-cost components, rather than purchasing them from third-party vendors. Also, we developed new products with higher output levels, targeting new applications and markets outside of the communications industry, particularly materials processing, which is now the largest market for our products.

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

Due to our vertical integration strategy, we maintain a relatively high fixed manufacturing overhead. We may not adjust these fixed costs quickly enough to adapt to rapidly changing market conditions. Our gross margin is therefore significantly affected by our sales volume and the corresponding absorption of fixed manufacturing overhead expenses. Additionally, because many of our products are customized, we are frequently required to devote significant engineering resources to the sales process, which we also include in cost of product sales as incurred.

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

Net sales  Our net sales grew from $60.7 million in 2004 to $299.3 million in 2010, representing a compound annual growth rate of approximately 30%. Net sales growth was driven by (i) increasing demand for our products, fueled by the decreasing average cost per watt of output power and resulting increased cost competitiveness compared to traditional lasers, (ii) the introduction of new products, including our high-power lasers with higher output power levels, (iii) the growing market acceptance of fiber lasers and (iv) the development of new applications for our products and new OEM customer relationships. Our annual revenue growth rates have varied. Net Sales increased by 61% in 2010. In 2009, our net sales decreased by 19% primarily due to the global economic downturn. Prior to 2009, our growth rates were 21% in 2008, 32% in 2007 and 49% in 2006.

Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers in the materials processing market, which include automotive, marking, electronics and photovoltaic applications. Approximately 84% of our revenues in 2010 were from customers in the materials processing market. Although applications in this market are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in the materials processing market and will be subject to the broader fluctuations of capital equipment spending.

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

Gross margin.  Our total gross margin in any period can be significantly affected by total net sales in any period, by product mix, that is, the percentage of our revenue in the period that is attributable to higher or lower-power products, and by other factors, some of which are not under our control.

Our product mix affects our margins because the selling price per watt is generally higher for low and mid-power devices than for high-power devices. The overall cost of high-power lasers may be partially offset by improved absorption of fixed overhead costs associated with sales of larger volumes of higher-power products.

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

We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $2.7 million, $5.3 million and $3.8 million in 2010, 2009 and 2008, respectively.

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

Research and development expense.  We plan to continue to invest in research and development to improve our existing components and products and develop new components and products, such as diodes, gas lasers and visible lasers. The amount of research and development expense we incur may vary from period to period. Although, if net sales continue to increase we would expect research and development expense to increase in the aggregate.

General and administrative expense.  We have increased our general and administrative expenses and expanded headcount to support the growth of our company and to comply with public company reporting obligations and regulatory requirements, incurred higher insurance expenses related to directors’ and officers’ insurance and invested in our financial reporting systems. In the future, we expect general and administrative expenses to increase as we invest to support the growth in net sales. In addition, the timing and amount of litigation-related expenses may vary substantially from quarter to quarter in response to the level of litigation activity and other unforeseen circumstances and events.

Major customers.  We have historically depended on a few customers for a large percentage of our annual net sales. The composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 19% in 2010, 12% in 2009 and 17% in 2008. Sales to our largest customer accounted for 7%, 3% and 7% of our net sales in 2010, 2009 and 2008, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our net sales to our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.

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

Inventory.  Inventory is stated at the lower of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. We maintain a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory. The reserve is based upon a review of inventory materials on hand, which we compare with estimated future usage and age. In addition, we review the inventory and compare recorded costs with estimates of current market value. Write-downs are recorded to reduce the carrying value to the net realizable value with respect to any part with costs in excess of current market value. Estimating demand and current market values is inherently difficult, particularly given that we make unique components and products. We determine the valuation of excess and obsolete inventory by making our best estimate considering the current quantities of inventory on hand and our forecast of the need for this inventory to support future sales of our products. We often have limited information on which to base our forecasts. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory. We recorded inventory charges of $2.7 million, $5.3 million and $3.8 million in 2010, 2009 and 2008, respectively.

Stock-based compensation.  Stock-based compensation is included in the following financial statement captions as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cost of sales	$727	$578	$328
Sales and marketing	801	727	407
Research and development	446	344	490
General and administrative	1,222	1,118	849

Total	$3,196	$2,767	$2,074

We allocate and record stock-based compensation expense on a straight-line basis over the requisite service period.

We calculate the fair value of stock option grants using the Black-Scholes option pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. The assumptions used to calculate the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. The weighted average assumptions used in the Black-Scholes model or the calculation of compensation were as follows:

	Year Ended December 31,
	2010	2009	2008

Expected Term	2.9-5.9 years	1.74-7.10 years	4.33-7.23 years
Volatility	42%-48%	46%-65%	39%-65%
Risk Free Rate of Return	0.34%-2.68%	0.56%-2.78%	2.51%-5.20%
Dividend Yield	0%	0%	0%
Forfeiture Rate	0%-5.0%	2%-6.6%	2%-5%

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

We have offered an employee stock purchase plan covering our U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee’s compensation. Compensation expense related to the employee stock purchase plan for the years ended December 31, 2010 and 2009, was approximately $206,000 and $205,000, respectively.

Income Taxes and Deferred Taxes.  Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate.

We file federal and state income tax returns in the United States and tax returns in nine international jurisdictions. We must estimate our income tax expense after considering, among other factors, intercompany transactions on an arms length basis, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. As we continue to expand globally, there is a risk that, due to complexity within and diversity among the various jurisdictions in which we do business, a governmental agency may disagree with the manner in which we have computed our taxes. Additionally, due to the lack of uniformity among all of the foreign and domestic taxing authorities, there may be situations where the tax treatment of an item in one jurisdiction is different from the tax treatment in another jurisdiction or that the transaction causes a tax liability to arise in another jurisdiction.

Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. At December 31, 2010, we recorded a net deferred tax asset of $9,692,000. If insufficient evidence of our ability to generate future taxable income arises, we may be required to record a valuation allowance against these assets, which will result in additional income tax expense. On a quarterly basis, we evaluate whether the deferred tax assets may be realized in the future and assess the need for a valuation allowance.

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves recorded are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is “more likely than not” to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. At December 31, 2010, we had unrecognized tax benefits of approximately $2,951,000 that, if recognized, would be recorded as a reduction in income tax expense.

Deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. We have formulated a specific plan for reinvestment of undistributed earnings of our foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable tax jurisdictions.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated in dollar amounts and expressed as a percentage of net sales.

	Year Ended December 31,
	2010		2009		2008
	(In thousands, except percentages and per share data)

Net sales	$299,256	100.0%	$185,894	100.0%	$229,076	100.0%
Cost of sales	152,798	51.1	121,626	65.4	121,776	53.2

Gross profit	146,458	48.9	64,268	34.6	107,300	46.8

Operating expenses:
Sales and marketing	19,100	6.4	15,157	8.2	13,900	6.1
Research and development	19,160	6.4	18,543	10.0	15,804	6.9
General and administrative	28,645	9.6	20,489	11.0	23,198	10.1
(Gain) loss on foreign exchange	(848)	(0.3)	1,022	0.5	(2,798)	(1.2)

Total operating expenses	66,057	22.1	55,211	29.7	50,104	21.9

Operating income	80,401	26.9	9,057	4.9	57,196	25.0
Interest expense, net	(1,188)	(0.4)	(1,252)	(0.7)	(777)	(0.3)
Other income (expense), net	39	0.0	(36)	(0.0)	145	0.1

Income before provision for income taxes	79,252	26.5	7,769	4.2	56,564	24.7
Provision for income taxes	(24,900)	(8.3)	(2,485)	(1.3)	(18,111)	(7.9)

Net income	54,352	18.2	5,284	2.8	38,453	16.8
Less: Net income (loss) attributable to noncontrolling interests	361	0.1	(135)	(0.1)	1,799	0.8

Net income attributable to IPG Photonics Corporation	$53,991	18.0%	$5,419	2.9%	$36,654	16.0%

Net income attributable to IPG Photonics Corporation per share:
Basic	$1.16		$0.12		$0.82
Diluted	$1.13		$0.12		$0.79
Weighted-average shares outstanding:
Basic	46,424		45,489		44,507
Diluted	47,594		46,595		46,223

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Net sales.  Net sales increased by $113.4 million, or 61.0%, to $299.3 million in 2010 from $185.9 million in 2009. The table below sets forth sales by application (in thousands, except for percentages):

	Year Ended		Year Ended
	December 31,	% of	December 31,	% of
Market	2010	Total	2009	Total	Change	%

Materials Processing	$252,014	84.2%	$140,864	75.8%	$111,150	78.9%
Telecommunications	14,020	4.7%	10,867	5.8%	3,153	29.0%
Medical	8,026	2.7%	7,606	4.1%	420	5.5%
Advanced Applications	25,196	8.4%	26,557	14.3%	(1,361)	(5.1)%

Total	$299,256		$185,894		$113,362	61.0%

Sales for materials processing applications increased due to substantially increased sales of pulsed lasers used in marking and engraving applications and high power lasers used in cutting and welding applications. Sales for communications applications increased due to increased sales of amplifiers in Russia. Sales for medical applications increased due to increased demand from our established customer in the United States and sales to new customers in Europe and Asia. The decrease in sales of advanced applications was due to lower sales of high-power lasers used in government applications partially offset by increased sales for optical pumping and research and development applications.

Cost of sales and gross margin.  Cost of sales increased by $31.2 million, or 25.6%, to $152.8 million in 2010 from $121.6 million in 2009. Our gross margin increased to 48.9% in 2010 from 34.6% in 2009. The increase in gross margin was the result of an increase in net sales and more favorable absorption of our fixed manufacturing costs due to an increase in production volume. In addition, cost of sales benefited from a reduction in the cost per watt of our diodes and lower costs associated with greater use of internally manufactured components and accessories. Expenses related to inventory reserves and other valuation adjustments decreased by $2.6 million to $2.7 million, or 0.9% of sales, for the year ended December 31, 2010, as compared to $5.3 million, or 2.9% of sales, for the year ended December 31, 2009.

Sales and marketing expense.  Sales and marketing expense increased by $3.9 million, or 26.0%, to $19.1 million in 2010 from $15.2 million in 2009, primarily as a result of an increase in personnel costs due to an increase in headcount and bonus accruals. As a percentage of sales, sales and marketing expense decreased to 6.4% in 2010 from 8.2% in 2009. As we continue to expand our worldwide sales organization, we expect expenditures on sales and marketing to continue to increase in the aggregate.

Research and development expense.  Research and development expense increased by $0.7 million, or 3.3%, to $19.2 million in 2010 from $18.5 million in 2009. This increase was primarily the result of an increase in personnel and consultant costs, partially offset by a decrease in materials used in research and development activities. The increase in personnel costs was driven primarily by bonus accruals. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, developing new products operating at different wavelengths and higher output powers and new complementary accessories used with our products. As a percentage of sales, research and development expense decreased to 6.4% in 2010 from 10.0% in 2009. We expect that research and development expenses will increase moderately in 2011.

General and administrative expense.  General and administrative expense increased by $8.1 million, or 39.8%, to $28.6 million in 2010 from $20.5 million in 2009, primarily due to a $3.6 million increase in personnel and contractor expenses attributable to higher bonuses and $2.5 million increase in accounting and legal fees related to defending a patent infringement action brought against us. The amount and timing of legal expenses we will incur in future quarters will depend on the outcome and timing of court motions and the trial. As a percentage of sales, general and administrative expense decreased to 9.6% in 2010 from 11.0% in 2009. In the future, we expect general and administrative expenses to increase as we invest to support the growth in net sales.

Effect of exchange rates on sales, gross margin and operating expenses.  We estimate that if exchange rates had been the same as one year ago, sales in 2010 would have been $4.5 million higher, gross margin would have been $1.6 million higher and operating expenses in total would have been $0.3 million higher. The measures that assume constant exchange rates between fiscal year 2010 and fiscal year 2009 are calculated using the average exchange rates for the twelve-month period ended December 31, 2009 for the respective currencies, which were Euro 1=US$1.39, Japanese Yen 1= US$0.01 and Russian Ruble 1=US$0.03.

Gain (loss) on foreign exchange.  We incurred a foreign exchange gain of $0.8 million in 2010 as compared to a loss of $1.0 million in 2009. The change was primarily attributable to the depreciation of the Euro against the U.S. Dollar and Japanese Yen.

Interest expense net.  Interest expense, net was $1.2 million in 2010 compared to $1.3 million in 2009.

Provision for income taxes.  Provision for income taxes was $24.9 million in 2010 compared to $2.5 million in 2009, representing an effective tax rate of 31.4% in 2010 and 32.0% 2009. The increase in the provision for income taxes was due to an increase in income before the provision for income taxes, while the decrease in the effective rate was due to the proportion of income earned in countries with lower enacted tax rates.

Net income.  Net income attributable to IPG Photonics Corporation increased by $48.6 million to $54.0 million in 2010 from $5.4 million in 2009. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 15.1 percentage points to 18.0% in 2010 from 2.9% in 2009 due to the factors described above.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Net sales.  Net sales decreased by $43.2 million, or 18.9%, to $185.9 million in 2009 from $229.1 million in 2008. The table below sets forth sales by application (in thousands, except for percentages):

	Year Ended		Year Ended
	December 31,	% of	December 31,	% of
Market	2009	Total	2008	Total	Change	%

Materials Processing	$140,864	75.8%	$187,720	81.9%	$(46,856)	(25.0)%
Telecommunications	10,867	5.8%	12,904	5.6%	(2,037)	(15.8)%
Medical	7,606	4.1%	3,782	1.7%	3,824	101.1%
Advanced Applications	26,557	14.3%	24,670	10.8%	1,887	7.6%

Total	$185,894		$229,076		$(43,182)	(18.9)%

The decrease in materials processing applications sales resulted from substantially decreased sales of pulsed lasers and medium-power lasers used in marking, engraving and drilling applications due to the global economic downturn. The decrease in communications applications sales resulted primarily from decreased sales of amplifiers, particularly in Russia. The increase in medical application sales was due to the increased demand from our established customers in the United States and new OEM customers. The increase in sales of advanced applications was due to higher sales of high-power lasers used in government and defense research and pulsed and low-power lasers used for sensing and optical pumping applications.

Cost of sales and gross margin.  Cost of sales decreased by $0.2 million, or 0.1%, to $121.6 million in 2009 from $121.8 million in 2008. Our gross margin decreased to 34.6% in 2009 from 46.8% in 2008. The decrease in gross margin was the result of less favorable absorption of our fixed manufacturing costs due to a decline in sales volume, less favorable product mix due to proportionately lower sales of medium-power lasers, a reduction in inventory, increases in charges related to inventory write-downs and lower prices due to pricing pressure caused by the industry-wide reduction in demand. These costs of sales increases were offset partially by a reduction in manufacturing expenses in the period, primarily related to reduced salary and benefits expense and lower costs for other manufacturing supplies. Expenses related to inventory reserves and other valuation adjustments increased by $1.5 million to $5.3 million, or 2.9% of sales, in 2009 as compared to $3.8 million, or 1.7% of sales, in 2008. The increase in inventory reserves in 2009 was due in part to the decline in sales and corresponding usage of inventory as well as to the impact of a new generation of diodes on usage levels of the previous generation.

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

Effect of exchange rates on sales, gross margin and operating expenses.  We estimate that if exchange rates had been the same in 2009 as in 2008, sales in 2009 would have been $1.5 million higher, gross margin would have been $2.1 million higher and operating expenses in total would have been $0.9 million higher. The measures that assume constant exchange rates between fiscal year 2009 and fiscal year 2008 are calculated using the average exchange rates for the twelve-month period ended December 31, 2008 for the respective currencies, which were Euro 1=US$1.47, Japanese Yen 1= US$0.01 and Russian Ruble 1=US$0.04.

Gain (loss) on foreign exchange.  We incurred a foreign exchange loss of $1.0 million in 2009 as compared to a gain of $2.8 million in 2008. The change was primarily attributable to the appreciation of the Euro against the U.S. Dollar.

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

Liquidity and Capital Resources

Our principal sources of liquidity as of December 31, 2010 consisted of cash and cash equivalents of $147.9 million, unused credit lines and overdraft facilities of $51.5 million and working capital (excluding cash) of $70.2 million. This compares to cash and cash equivalents of $82.9 million, unused credit lines and overdraft facilities of $53.8 million and working capital (excluding cash) of $61.2 million as of December 31, 2009. The increase in cash and cash equivalents of $65.0 million from December 31, 2009 relates primarily to cash provided by operating activities in 2010 of $63.4 million and a non-controlling equity investment of $25.0 million in our Russian subsidiary by The Russian Corporation of Nanotechnologies (“Rusnano”), offset by capital expenditures of $28.4 million. Cash provided by the Rusnano investment will be used to fund the anticipated expansion of our business in Russia, including operating expenses, investments in working capital and capital expenditures. This funding is not available for use outside of Russia. Terms of this investment are more fully described below.

Our long-term debt consists of an $18.0 million secured variable-rate note that matures in June 2015. The outstanding balance of this note as of December 31, 2010 was $16.7 million. The note is secured by a mortgage on real estate and buildings that we own in Massachusetts.

We expect that the existing cash and marketable securities, our cash flows from operations and our existing lines of credit will be sufficient to meet our liquidity and capital needs for the foreseeable future. Our future long-term capital requirements depend on many factors including our level of sales, the impact of economic recessions on our sales levels, the timing and extent of spending to support development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We have made no arrangements to obtain additional financing, and there is no assurance that such additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

The following table details our line-of-credit facilities as of December 31, 2010:

Available
Description	Principal	Interest Rate	Maturity	Security

U.S. Revolving Line of Credit(1)	Up to $35.0 million	LIBOR plus 1.125% to 1.625%, depending on our performance	June 2015	Unsecured
Euro Credit Facility (Germany)(2)	Euro 15.0 million ($19.9 million)	Euribor + 0.85% or EONIA + 1.2%	June 2012	Unsecured, guaranteed by parent company
Euro Overdraft Facilities	Euro 2.6 million ($3.4 million)	2.5%-6.5%	September 2011	Common pool of assets of German and Italian subsidiaries

(1)	$12.0 million of this credit facility is available to our foreign subsidiaries including those in India, China, Japan and South Korea. Total drawings at December 31, 2010 were $5.0 million with a weighted average interest rate of 1.9%.

(2)	$4.0 million of this credit facility is available to our Russian subsidiary and $4.0 million is available to our Italian subsidiary.

Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $19.9 million, respectively, and neither of them is syndicated.

We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than two times our trailing twelve-month EBITDA. We were in compliance with all such financial covenants as of and for the year ended December 31, 2010.

The financial covenants in our loan documents may cause us to not take or to delay investments and actions that we might otherwise undertake because of limits on capital expenditures and amounts that we can borrow or lease. In the event that we do not comply with any of these covenants, we would be in default under the loan agreement or loan agreements, which may result in acceleration of the debt, cross-defaults on other debt or a reduction in available liquidity, any of which could harm our results of operations and financial condition.

In January 2010, we completed the acquisition of Photonics Innovations, Inc., a maker of active and passive laser materials and tunable lasers for scientific, biomedical, technological and eye-safe range-finding applications. The acquisition of Photonics Innovations, Inc. was not material to our liquidity, financial position or results of operations.

In April 2010, we completed the acquisition of Cosytronic KG, a German developer and manufacturer of automated welding turnkey solutions. The acquisition of Cosytronic KG was not material to our liquidity, financial position or results of operations.

In December 2010, we completed the sale of a 12.5% minority interest of our Russian subsidiary, NTO IRE-Polus, to Rusnano for $25,000,000. This sale contributed to the cash increase during the year. Terms of the investment allow Rusnano to put the investment to IPG for redemption in either cash or our stock, at the option of Rusnano, from December 2015 to December 2017. The Company also has certain rights to call the investment from December 2013 to December 2017. In addition, the Company has rights to call the investment at any time if the Company no longer is permitted to consolidate under U.S. generally accepted accounting principle the financial results of NTO IRE-Polus, we are required to account for the put rights on our balance sheet as a liability or other than permanent equity or Rusnano owns less than 10.01% of NTO IRE-Polus. Rusnano can purchase up to an additional 12.5% of our Russian subsidiary if NTO IRE-Polus attains certain minimum revenue thresholds for an additional $25 million and these additional investments would also be subject to the put and call provisions described above. See Note 7 in Notes to Consolidated Financial Statements.

Operating activities.  Net cash provided by operating activities increased by $9.0 million to $63.4 million in 2010 from $54.4 million in 2009, primarily resulting from:

•	An increase in cash provided by net income after adding back non-cash charges of $56.0 million in 2010 as compared to 2009;

•	An increase in accrued expenses and other liabilities of $22.1 million in 2010 compared to a decrease of $0.1 million in 2009 primarily related to customer deposits and deferred revenue, accrued compensation and accrued warranty; partially offset by

•	An increase in inventory of $27.0 million in 2010 compared to a decrease of inventory of $5.6 million in 2009; and

•	An increase in accounts receivable of $27.3 million in 2010 compared to a decrease of $9.3 million in 2009.

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

Investing activities.  Net cash used in investing activities was $32.6 million and $10.6 million in 2010 and 2009, respectively. The cash used in investing activities in 2010 related to the purchase of a new building in South Korea to house a new laser application center, the acquisitions of Photonics Innovations, Inc. and Cosytronic, KG and purchases of equipment primarily in the United States and Germany. The cash used in 2009 was primarily related to capital expenditures on property, plant and equipment.

We expect to incur approximately $50 million in capital expenditures, excluding acquisitions, in 2011. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.

Financing activities.  Net cash provided by financing activities was $37.8 million in 2010 as compared to net cash used in financing activities of $12.3 million in 2009. The cash provided by financing activities in 2010 was primarily related to cash received from Rusnano for a 12.5% interest in our Russian subsidiary and cash provided by the exercise of stock options. The cash used in financing activities in 2009 was primarily related to the repayment of credit lines and long-term debt.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2010 (in thousands).

	Payments Due in
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$7,979	$3,152	$3,013	$717	$1,097
Purchase obligations(1)	6,911	6,911	—	—	—
Long-term debt obligations (including interest)(2)	16,666	1,333	2,667	12,666	—
Other notes payable	311	—	—	311	—
Contingent consideration	685	164	125	396	—

Total(3)	$32,552	11,560	5,805	14,090	1,097

(1)	Represents minimum purchase commitments for property, plant and equipment and it excludes $2.0 million obligation for the purchase of land by IRE Polus which was included in Accrued expenses and other liabilities at December 31, 2010.

(2)	Interest for long-term debt obligations was calculated including the effect of our interest rate swap. The effect of the interest rate swap, which is accounted for as a cash flow hedge, is to fix the LIBOR component of the interest rate of the underlying floating rate loan at 4.9% for the term of the debt.

(3)	Excludes obligations related to FIN 48 because we are unable to provide a reasonable estimate of the timing of future payments relating to the remainder of these obligations. See Note 13 to our consolidated financial statements.

Recent Accounting Pronouncements

In October 2009, an update was issued to the accounting guidance related to the separation criteria used to determine the unit of accounting for multiple element arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation and expands the ongoing disclosure requirements. This guidance is effective for us beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. We are evaluating the effect that implementation of this update will have, if any, on our consolidated financial position and results of operations.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. The interest rate on our existing bank debt is effectively fixed except for our U.S. revolving line of credit. The rates on our Euro overdraft facilities in Germany and Italy and our Japanese Yen overdraft facility are fixed for twelve-month periods. Approximately 71% of our outstanding debt had a fixed rate of interest as of December 31, 2010. We do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.

Exchange rates.  Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen and the Russian Ruble. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen and the Russian Ruble. Gains and losses on foreign exchange transactions totaled a $0.8 million gain in 2010 and a $1.0 million loss in 2009. Management believes that the use of foreign currency financial instruments reduces the risks of certain foreign currency transactions; however, these instruments provide only limited protection. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future. No foreign currency derivative instruments were outstanding at December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is incorporated by reference from pages F-1 through F-[25] of this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IPG Photonics Corporation
Oxford, MA

We have audited the internal control over financial reporting of IPG Photonics Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 15, 2011 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Boston, MA
March 15, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, “Information Regarding Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2011.

IPG Photonics Corporation

By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Valentin P. Gapontsev Valentin P. Gapontsev	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 15, 2011

/s/ Timothy P.V. Mammen Timothy P.V. Mammen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2011

/s/ Robert A. Blair Robert A. Blair	Director	March 15, 2011

/s/ Michael C. Child Michael C. Child	Director	March 15, 2011

/s/ John H. Dalton John H. Dalton	Director	March 15, 2011

/s/ Henry E. Gauthier Henry E. Gauthier	Director	March 15, 2011

/s/ William S. Hurley William S. Hurley	Director	March 15, 2011

/s/ William F. Krupke William F. Krupke	Director	March 15, 2011

/s/ Eugene Shcherbakov Eugene Shcherbakov	Director	March 15, 2011

/s/ Igor Samartsev Igor Samartsev	Director	March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IPG Photonics Corporation
Oxford, Massachusetts

We have audited the accompanying consolidated balance sheets of IPG Photonics Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
March 15, 2011

IPG PHOTONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share and per share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147,860	$82,920
Accounts receivable, net	55,399	30,356
Inventories, net	72,470	52,869
Income taxes receivable	2,663	2,558
Prepaid expenses and other current assets	13,816	4,653
Deferred income taxes	8,593	7,558

Total current assets	300,801	180,914
DEFERRED INCOME TAXES	4,489	4,313
INTANGIBLE ASSETS	7,131	3,771
PROPERTY, PLANT AND EQUIPMENT, Net	120,683	111,453
OTHER ASSETS	8,751	12,185

TOTAL	$441,855	$312,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$6,841	$6,007
Current portion of long-term debt	1,333	1,333
Accounts payable	9,510	5,620
Accrued expenses and other liabilities	50,105	21,189
Deferred income taxes	3,387	503
Income taxes payable	11,594	2,179

Total current liabilities	82,770	36,831
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	1,735	2,567
LONG-TERM DEBT	15,644	16,667
REDEEMABLE NONCONTROLLING INTERESTS	24,903	—
COMMITMENTS AND CONTINGENCIES
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized;
46,988,566 and 46,076,472 shares issued and outstanding at December 31, 2010 and 2009, respectively	5	5
Additional paid-in capital	310,218	293,743
Retained earnings (accumulated deficit)	5,567	(48,424)
Accumulated other comprehensive income	810	11,106

Total IPG Photonics Corporation stockholders’ equity	316,600	256,430
NONCONTROLLING INTERESTS	203	141

Total equity	316,803	256,571

TOTAL	$441,855	$312,636

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

NET SALES	$299,256	$185,894	$229,076
COST OF SALES	152,798	121,626	121,776

GROSS PROFIT	146,458	64,268	107,300

OPERATING EXPENSES:
Sales and marketing	19,100	15,157	13,900
Research and development	19,160	18,543	15,804
General and administrative	28,645	20,489	23,198
(Gain) loss on foreign exchange	(848)	1,022	(2,798)

Total operating expenses	66,057	55,211	50,104

OPERATING INCOME	80,401	9,057	57,196

OTHER EXPENSE, Net:
Interest expense, net	(1,188)	(1,252)	(777)
Other income (expense), net	39	(36)	145

Total other expense	(1,149)	(1,288)	(632)

INCOME BEFORE PROVISION FOR INCOME TAXES	79,252	7,769	56,564
PROVISION FOR INCOME TAXES	(24,900)	(2,485)	(18,111)

NET INCOME	54,352	5,284	38,453
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	361	(135)	1,799

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$53,991	$5,419	$36,654

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$1.16	$0.12	$0.82
Diluted	$1.13	$0.12	$0.79
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	46,424	45,489	44,507
Diluted	47,594	46,595	46,223

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)

COMMON STOCK
Balance, beginning of year	46,076,472	$5	44,965,960	$4	44,012,341	$4
Exercise of stock options	865,123	—	684,838	1	885,277	—
Common stock issued under employee stock purchase plan	46,971	—	57,528	—	17,662	—
Common stock issued in purchase of NCI	—	—	368,146	—	50,680	—

Balance, end of period	46,988,566	5	46,076,472	5	44,965,960	4

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		293,743		283,217		275,506
Stock-based compensation		3,196		2,767		2,074
Exercise of stock options and related tax benefit from exercise		13,138		2,871		4,761
Common stock issued under employee stock purchase plan		603		545		198
Common stock issued in purchase of NCI		—		3,027		678
Sale of redeemable noncontrolling interest		15,892		—		—
Increase redeemable NCI to initial redemption value		(16,285)		—		—
Discount on purchase of NCI		—		2,028		—
Premium on purchase of NCI		(69)		(712)		—

Balance, end of period		310,218		293,743		283,217

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance, beginning of year		(48,424)		(53,843)		(90,497)
Net income attributable to IPG Photonics Corporation		53,991		5,419		36,654

Balance, end of period		5,567		(48,424)		(53,843)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year		11,106		8,794		15,167
Translation adjustments		(10,662)		1,962		(5,327)
Unrealized (loss) gain on derivatives, net of tax		(27)		350		(1,046)
Attribution to redeemable NCI		393		—		—

Balance, end of period		810		11,106		8,794

TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		316,600		256,430		238,172

NONCONTROLLING INTERESTS
Balance, beginning of year		141		5,127		4,455
Net income (loss) attributable to NCI		361		(135)		1,799
Purchase of NCI		(92)		(3,535)		(2,575)
Net income attributable to redeemable NCI		(276)		—		—
Premium on purchase of NCI		69		712		1,448
Discount on purchase of NCI		—		(2,028)		—

Balance, end of period		203		141		5,127

TOTAL EQUITY		$316,803		$256,571		$243,299

COMPREHENSIVE INCOME
Net income		$54,352		$5,284		$38,453
Other comprehensive income:
Translation adjustments		(10,662)		1,962		(5,327)
Unrealized (loss) gain on derivatives, net of tax		(27)		350		(1,046)
Change in cumulative translation adjustment attributable to redeemable NCI		393		—		—

Total comprehensive income		$44,056		$7,596		$32,080

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,352	$5,284	$38,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,845	19,172	15,834
Deferred income taxes	401	(4,087)	2,445
Stock-based compensation	3,196	2,767	2,074
Unrealized (gains) losses on foreign currency transactions	(888)	1,023	(3,776)
Other	1,184	(36)	(251)
Provisions for inventory, warranty and bad debt	11,377	11,353	7,902
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(27,308)	9,269	(8,466)
Inventories	(27,018)	5,600	(21,661)
Prepaid expenses and other current assets	(4,707)	679	6,810
Accounts payable	3,411	(498)	(2,267)
Accrued expenses and other liabilities	22,119	(72)	(304)
Income and other taxes payable	5,468	3,951	(2,122)

Net cash provided by operating activities	63,432	54,405	34,671
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(28,374)	(10,498)	(37,111)
Acquisition of businesses, net of cash acquired	(4,108)	—	—
Proceeds from sale of marketable securities	—	—	5,450
Other	(77)	(141)	43

Net cash used in investing activities	(32,559)	(10,639)	(31,618)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	13,828	19,056	29,693
Payments on line-of-credit facilities	(13,086)	(32,851)	(21,936)
Purchases of NCI	(92)	(508)	(1,897)
Proceeds from long-term borrowings	—	—	20,041
Principal payments on long-term borrowings	(1,333)	(1,344)	(20,196)
Sale of redeemable NCI	24,806	—	—
Exercise of employee stock options, issuances under employee stock
purchase plan and related tax benefit from exercise	13,741	3,417	4,959
Other	(100)	(50)	(212)

Net cash provided by (used in) financing activities	37,764	(12,280)	10,452

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3,697)	151	(194)

NET PROVIDED BY IN CASH AND CASH EQUIVALENTS	64,940	31,637	13,311
CASH AND CASH EQUIVALENTS — Beginning of period	82,920	51,283	37,972

CASH AND CASH EQUIVALENTS — End of period	$147,860	$82,920	$51,283

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$998	$1,461	$1,778

Income taxes paid	$7,417	$4,929	$11,751

Non-cash transactions:
Demonstration units transferred from inventory to other assets	$1,620	$8,806	$4,981
Amounts related to acquisition of businesses included in accounts payable and accrued expenses and other liabilities	$1,120	$—	$—
Additions to property, plant and equipment included in accounts payable	$407	$100	$1,216
Purchase of NCI in exchange for Common Stock	$—	$3,027	$678
Inventory contributed to unconsolidated affiliate	$—	$247	$298

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation — We were incorporated as a Delaware corporation in December 1998. The accompanying financial statements include the accounts of the Company and our majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents — Cash and cash equivalents consist primarily of highly liquid investments, such as bank deposits, with insignificant interest rate risk and remaining maturities of three months or less at the date of acquisition. As more fully explained in Note 7, during December 2010, the Company completed the sale of a 12.5% interest in its Russian subsidiary, NTO IRE Polus (“NTO”), to an unrelated third party for $25 million. Proceeds from the sale of this interest, which included cash and cash equivalents, are designated for the expansion of NTO’s business and can be used for investments in fixed assets, working capital and operating expenses of NTO, but are not available for use for other purposes.

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

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenditures for maintenance and repairs are charged to operations. Interest expense associated with significant capital projects is capitalized as a cost of the project. We capitalized $18,000, $75,000 and $390,000 of interest expense in 2010, 2009 and 2008, respectively.

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

Included in other long-term assets is certain demonstration equipment as well as intangible assets, comprised of purchased technologies, production know-how and customer relationships. The demonstration equipment and intangible assets are amortized over the respective estimated economic lives, generally 3 years for demonstration equipment and 5-10 years for intangible assets. The carrying value of the demonstration equipment totaled $4.6 million and $8.9 million at December 31, 2010 and 2009, respectively. Amortization expense for the years ended December 31, 2010, 2009 and 2008, was $3.7 million, 3.6 million and $2.7 million, respectively.

Intangible Assets — Intangible assets consist of the following:

	December 31,		Weighted-
	2010	2009	Average Lives
	(In thousands)

Amortizable intangible assets
Patents	$4,664	$3,650	6 Years
Customer relationships	3,633	1,934	5 Years
Production know-how	2,518	—	9 Years
Other identifiable intangibles	10	109

	10,825	5,693
Accumulated amortization	(3,694)	(1,922)

	$7,131	$3,771

The company completed two acquisitions in 2010, one in the U.S. in the first quarter and one in Germany in the second quarter. Amounts paid include cash payments aggregating $4.5 million and contingent consideration and seller provided financing with an aggregate fair value of $1.0 million. Net assets acquired primarily consisted of intangible assets (patents, customer relationships, and production know-how with weighted-average estimated useful lives of 10 years, 5 years and 8 years, respectively) aggregating $5.2 million.

Amortization expense for the years ended December 31, 2010, 2009 and 2008, was $1,772,000, $1,185,000 and $682,000, respectively.

The estimated future amortization expense for intangibles as of December 31, 2010 is as follows (in thousands):

2011	2012	2013	2014	Thereafter

$1,971	$1,690	$1,068	$811	$1,591

Revenue Recognition — We recognize revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Revenue from the sale of our products is generally

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Activity related to the allowance for doubtful accounts was as follows (in thousands):

Balance at January 1, 2008	$309
Provision for bad debts	936
Uncollectible accounts recovered or written off	(9)
Foreign currency translation	5

Balance at December 31, 2008	1,241
Provision for bad debts	1,777
Uncollectible accounts recovered or written off	(1,795)
Foreign currency translation	33

Balance at December 31, 2009	1,256
Provision for bad debts	1,951
Uncollectible accounts recovered or written off	(999)
Foreign currency translation	(65)

Balance at December 31, 2010	$2,143

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

Balance at January 1, 2008	$1,957
Provision for warranty accrual	3,177
Warranty claims and other reductions	(1,899)
Foreign currency translation	(12)

Balance at December 31, 2008	3,223
Provision for warranty accrual	2,962
Warranty claims and other reductions	(2,322)
Foreign currency translation	23

Balance at December 31, 2009	3,886
Provision for warranty accrual	6,681
Warranty claims and other reductions	(3,476)
Foreign currency translation	(174)

Balance at December 31, 2010	$6,917

Advertising Expense — The cost of advertising is expensed as incurred. We conduct substantially all of our sales and marketing efforts through trade shows, professional and technical conferences, direct sales and use of our website. Our advertising costs were not significant for the periods presented.

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

Concentration of Credit Risk — Financial instruments that potentially subject us to credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. We maintain substantially all of our cash and marketable securities in six financial institutions, which are believed to be high-credit, quality financial institutions. We grant credit to customers in the ordinary course of business and provide a reserve for potential credit losses. Such losses historically have been within management’s expectations (see discussion related to significant customers in Note 15).

Fair Value of Financial Instruments — Our financial instruments consist of accounts receivable, auction rate securities, accounts payable, drawings on revolving lines of credit, long-term debt and certain derivative instruments.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation techniques used to measure fair value are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy: Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of accounts receivable, accounts payable and drawings on revolving lines of credit are considered reasonable estimates of their fair market value, due to the short maturity of these instruments or as a result of the competitive market interest rates, which have been negotiated.

The following table presents information about our assets and liabilities measured at fair value (in thousands):

		Fair Value Measurements at December 31, 2010
	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$4,223	$4,223	$—	$—
Treasury bills	55,679	55,679	—	—
German Treasury bills	—	—	—	—
Auction rate securities	921	—	—	921

Total assets	$60,823	$59,902	$—	$921

Liabilities
Contingent purchase consideration	$685	$—	$—	$685
Warrant	180	—	—	180
Interest rate swaps	1,156	—	1,156	—

Total liabilities	$2,021	$—	$1,156	$865

		Fair Value Measurements at December 31, 2009
	Total	Level 1	Level 2	Level 3

Assets
Money market funds	$9,431	$9,431	$—	$—
Treasury bills	28,678	28,678	—	—
German Treasury bills	4,299	4,299	—	—
Auction rate securities	1,284	—	—	1,284

Total assets	$43,692	$42,408	$—	$1,284

Liabilities
Interest rate swap	1,125	—	1,125	—

Total liabilities	$1,125	$—	$1,125	$—

The interest rate swaps are designated as cash flow hedges and were based on quoted market prices or pricing models using current market rates. Fair value at December 31, 2010 for the auction rate securities was determined using inputs from secondary markets for similar securities.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2010, we completed the acquisition of Photonics Innovations, Inc., and Cosytronic, KG. The fair value of the accrued contingent consideration incurred during these acquisitions was determined using an income approach at the acquisition date and reporting date. That approach is based on significant inputs that are not observable in the market. Key assumptions include assessing the probability of meeting certain milestones required to earn the contingent consideration. As of December 31, 2010, the Company has accrued a liability of $685 for the estimated fair value of contingent consideration expected to be payable upon the acquired company reaching specific performance metrics over the next three years of operation. As of December 31, 2010, the ranges of outcomes and key assumptions have not changed materially.

In December 2010 we issued warrants in conjunction with the sale of a redeemable noncontrolling interest more fully described in Note 7. We valued these warrants and the embedded put and call options attached to them by first determining the underlying equity value of our Russian subsidiary using a discounted cash flow model and then, using appropriate inputs for expected volatility, revenue multiple and credit spread, ran a binomial tree model followed by a Monte Carlo simulation to estimate the value of the embedded derivatives.

The assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are auction rate securities, contingent consideration and warrants (in thousands):

	Auction Rate	Contingent
	Securities	Consideration	Warrant

Balance at December 31, 2009	$1,284	$—	$—
2010 transactions	—	675	180
Change in fair value	(338)	10	—
ARSs redeemed by issuers at par	(25)	—	—

Balance at December 31, 2010	$921	$685	$180

The auction rate securities are considered available-for-sale securities. They had a cost basis of $1,450,000 and $1,475,000 at December 31, 2010 and 2009, respectively.

Comprehensive Income — Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included with other comprehensive income is the cumulative translation adjustment and unrealized gains or losses on derivatives. These adjustments are accumulated within the consolidated statements of equity.

Total components of accumulated other comprehensive income were as follows (in thousands):

	December 31,
	2010	2009

Foreign currency translation adjustment	$1,533	$11,802
Unrealized loss on derivatives, net of tax of $433 and $429	$(723)	$(696)

Accumulated other comprehensive income	$810	$11,106

Derivative Instruments — Our primary market exposures are to interest rates and foreign exchange rates. We may use certain derivative financial instruments to help manage these exposures. We execute these instruments with financial institutions we judge to be credit-worthy. We do not hold or issue derivative financial instruments for trading or speculative purposes.

We recognize all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheet. We have used foreign currency forward contracts as cash flow hedges of forecasted intercompany settlements denominated in foreign currencies of major industrial countries. We have no

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding foreign currency forward contracts. We have two interest rate swaps that are classified as cash flow hedges of our variable rate debt.

Cash flow hedges — Our cash flow hedges consist of interest rate swaps under which we agree to pay fixed rates of interest. All of our derivatives are accounted for as hedging instruments. The fair value amounts in the consolidated balance sheets at December 31, 2010 and 2009 were (in thousands):

					Deferred Income Taxes and Other
	Notional Amounts(1)		Other Assets		Long-Term Liabilities
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010	2009

Interest rate swap(s)	$16,666	$18,000	$—	$—	$1,156	$1,125

Total	$16,666	$18,000	$—	$—	$1,156	$1,125

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The derivative gains and losses in the consolidated statements of operations for the years ended December 31, 2010 and 2009, related to our interest rate swap contracts were as follows (in thousands):

	Year Ended December 31,
	2010	2009

Effective portion recognized in other comprehensive (loss) gain, pretax:
Interest rate swap(s)	$649	$1,236
Effective portion reclassified from other comprehensive (loss) gain to interest expense, pretax:
Interest rate swap(s)	$(679)	$(684)
Ineffective portion recognized in income:
Interest rate swap(s)	$—	$—

We made no adjustments to the fair value of this derivative as a result of evaluating counterparty risk.

Business Segment Information — We operate in one segment which involves the design, development, production and distribution of fiber lasers, fiber amplifiers and related optical components. We have a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The chief decision maker, who is our Chief Executive Officer, measures financial performance as a single enterprise and not on legal entity or end-market basis. Throughout the year, the chief decision maker allocates capital resources on a project-by-project basis across our entire asset base to maximize profitability without regard to legal entity or end-market basis. We operate in a number of countries throughout the world in a variety of product lines. Information regarding geographic financial information and product lines is provided in Note 15.

Recent Accounting Pronouncements — In October 2009, an update was issued to the accounting guidance related to the separation criteria used to determine the unit of accounting for multiple element arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation and expands the ongoing disclosure

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements. This guidance is effective for us beginning January 1, 2011. We are evaluating the effect that implementation of this update will have, if any, on our consolidated financial position and results of operations.

2.	STOCK-BASED COMPENSATION

Stock-based compensation is included in the following financial statement captions:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cost of sales	$727	$578	$328
Sales and marketing	801	727	407
Research and development	446	344	490
General and administrative	1,222	1,118	849

Total stock-based compensation	3,196	2,767	2,074
Tax benefit recognized	(973)	(792)	(594)

Net stock-based compensation	$2,223	$1,975	$1,480

Compensation cost for all share-based payment awards is based on the estimated grant-date fair value. We allocate and record stock-based compensation expense on a straight-line basis over the requisite service period.

We calculate the fair value of stock option grants using the Black-Scholes option pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. The weighted average assumptions used in the Black-Scholes model or the calculation of compensation were as follows for the years ended December 31:

	2010	2009	2008

Expected term	2.9-5.9 years	1.74-7.10 years	4.33-7.23 years
Volatility	42%-48%	46%-65%	39%-65%
Risk-free rate of return	0.34%-2.68%	0.56%-2.78%	2.51%-5.20%
Dividend yield	0%	0%	0%
Forfeiture rate	0%-5.0%	2%-6.6%	2%-5%

There is a lack of sufficient company-specific historical and implied volatility information for options granted with an expected term that is longer than the period for which our stock has been publically traded. For these awards we based our estimate of expected volatility on the expected volatility of similar entities whose share prices are publicly available. We used the following factors to identify similar public entities: industry, stage of life cycle, size and profitability. We intend to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of its own share price becomes available, or unless circumstances change such that the identified entities are no longer similar to us. In this latter case, more suitable, similar entities whose share prices are publicly available would be utilized in the calculation. There were option awards made in 2010 for which the expected term is

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shorter than the period for which our stock has been publically traded. For these awards, the company-specific historical and implied volatility information was used.

Incentive Plans — In April 2000, our board of directors adopted the 2000 Incentive Compensation Plan, or 2000 plan, and in February 2006, our board of directors adopted the 2006 Incentive Compensation Plan, or 2006 plan, which provide for the issuance of stock options and other stock and non-stock based awards to our directors, employees, consultants and advisors. We reserved 5,833,333 shares under the 2000 plan and 4,000,000 shares under the 2006 plan for the issuance of awards under the plans. In June 2006, our board of directors adopted the Non-Employee Directors Stock Plan (the “Directors Plan”). Only non-employee directors are eligible to receive awards under the Directors Plan. We reserved 486,660 shares for issuance under the Directors Plan. Under the three plans, we may grant nonstatutory stock options at an exercise price at least equal to the fair value of our common stock on the date of grant, unless the board of directors or compensation committee determines otherwise on the date of grant. Incentive stock options may be granted under the 2000 plan and the 2006 plan at exercise prices equal to or exceeding the fair value of the common stock on the date of grant. Options generally become exercisable over periods of one to five years and expire seven to ten years from the date of the grant. The awards under the 2000 plan and the 2006 plan may become exercisable earlier upon the occurrence of certain change of control events at the election of the board of directors or compensation committee, and all awards under the Directors Plan automatically become exercisable upon a change of control. All shares issued under the stock option plans are registered shares newly issued by us. At December 31, 2010, 1,526,358 shares were available for future grant under the three option plans.

A summary of option activity is presented below:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
			(In years)	(In thousands)

Outstanding — January 1, 2010	3,027,948	$8.01
Granted	729,590	16.21
Exercised	(865,123)	6.71
Forfeited/Expired	(155,972)	11.39

Outstanding — December 31, 2010	2,736,443	$10.33	6.93	$57,101

Vested or expected to vest — December 31, 2010	2,631,089	$9.96	4.97	$56,992

Exercisable — December 31, 2010	1,205,572	$6.11	5.30	$30,946

The intrinsic value of the options exercised during the years ended December 31, 2010, 2009 and 2008, was $13,431,000, $7,656,000 and $14,287,000, respectively.

The weighted-average grant fair value for options granted during the years ended December 31, 2010, 2009 and 2008, was $7.66, $3.94 and $8.68, respectively.

The total compensation cost related to nonvested awards not yet recorded at December 31, 2010 was $8,412,000, which is expected to be recognized over a weighted average of 2.9 years.

The fair value of awards vested during the year ended December 31, 2010 was $3,121,000.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2010	2009

Components and raw materials	$25,126	$17,801
Work-in-process	24,392	21,375
Finished goods	22,952	13,693

Total	$72,470	$52,869

We recorded inventory provisions totaling $2,745,000, $5,259,000 and $3,789,000 in 2010, 2009 and 2008, respectively. These provisions were recorded as a result of uncertainties related to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods. In addition, we recorded a $1.3 million reduction in value of certain components in inventory in 2009.

4.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2010	2009

Land	$12,380	$7,340
Buildings	87,492	86,928
Machinery and equipment	92,363	82,818
Office furniture and fixtures	16,607	16,850
Construction-in-progress	5,392	2,019

Total property, plant, and equipment	214,234	195,955
Accumulated depreciation	(93,551)	(84,502)

Total property, plant, and equipment — net	$120,683	$111,453

We recorded depreciation expense of $16,212,000, $14,296,000 and $12,481,000 in 2010, 2009 and 2008, respectively.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	December 31,
	2010	2009

Accrued compensation	$16,065	$5,265
Customer deposits and deferred revenue	20,685	8,189
Accrued warranty	6,917	3,886
Other	6,438	3,849

	$50,105	$21,189

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	FINANCING ARRANGEMENTS

Our existing borrowings under financing arrangements consist of the following (in thousands):

	December 31,
	2010	2009

Revolving Line-of-Credit Facilities:
Euro Overdraft Facilities	$1,882	$977
Foreign subsidiary drawings on U.S. Line of Credit	4,959	5,030

Total	$6,841	$6,007

Term Debt:
U.S. Long-Term Note	$16,666	$18,000
Other notes payable	311	—
Less: current portion	(1,333)	(1,333)

Total long-term debt	$15,644	$16,667

Revolving Line-of-Credit Facilities:

U.S. Line of Credit — We maintain an unsecured revolving line of credit with available principal of up to $35,000,000 expiring in June 2015. The line of credit bears interest at a variable rate of LIBOR plus 1.125% to 1.625% depending on our financial performance (1.445% at December 31, 2010). $12.0 million of this credit facility is available to our foreign subsidiaries including those in India, China, Japan and South Korea. Total drawings at December 31, 2010 were $5.0 million with a weighted average interest rate of 1.9%. At December 31, 2010, the remaining availability under the U.S. Line of Credit totaled $30,041,000.

Euro Line of Credit — We maintain an unsecured revolving line of credit with a principal amount of Euro 15,000,000 (approximately $19,878,000 at December 31, 2010) that expires in June 2012. The credit facility bears interest at various rates based upon the type of loan. $4.0 million of this credit facility is available to our Russian subsidiary and $4.0 million is available to our Italian subsidiary. Total drawings at December 31, 2010 were $0.5 million with an interest rate of 1.8%. No amounts were drawn on the Euro Line of Credit during 2009.

Euro Overdraft Facilities — We maintain a syndicated overdraft facility with available principal of Euro 850,000 (approximately $1,126,000 at December 31, 2010). This amount is available through September 2011. This facility bears interest at market rates that vary depending upon the bank within the syndicate that advances the principal outstanding (6.5% at December 31, 2010). This facility is collateralized by a common pool of the assets of our German subsidiary, IPG Laser GmbH.

Other European Facilities — We maintain two Euro credit lines in Italy with aggregate available principal of Euro 1,750,000 (approximately $2,319,000 as of December 31, 2010) which bear interest at rates ranging from 2.5% to 2.8% and expire in September 2011. Total drawings at December 31, 2010 were $1.4 million. No amounts were drawn on the Euro Line of Credit during 2009. At December 31, 2010, the aggregate remaining availability under these lines was $901,000. These facilities are collateralized by a common pool of the assets of our Italian subsidiary, IPG Photonics (Italy) S.r.l. (“IPG Italy”).

Term Debt:

U.S. Long-Term Note — In 2010, we extended the maturity of the U.S Long-Term Note from August 2013 to June 2015. Outstanding principal under the U.S. Long-Term Note bears interest at LIBOR plus 0.9% to 1.3%, depending on certain financial ratios and requires monthly principal payments of $111,000 and

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest through June 2015, at which time the remaining principal is payable. This note is collateralized by a mortgage on the real estate and building, in Massachusetts, housing our U.S. operations. We entered into an interest rate swap instrument which converts the variable LIBOR rate on the original term note to a fixed rate of 5.0%. For the extended term from August 2013 to June 2015, we entered into a separate interest rate swap instrument which converts the variable LIBOR rate to a fixed rate of 3.47%. Changes in fair value of the swaps are included in “Accumulated Other Comprehensive Income”. The unrealized loss on the swap will be recognized into income over the term of the swap as a charge to interest expense.

We are required to meet certain financial covenants associated with our U.S. Line of Credit and U.S. Long-Term Note. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires us to maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. For trailing twelve month periods until June 2010, up to $15.0 million of our capital expenditures are treated as being funded from the proceeds of our initial public offering. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA.

7.	REDEEMABLE NONCONTROLLING INTERESTS, STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests — Redeemable Noncontrolling interests reported in the accompanying consolidated financial statements as of December 31, 2010 consist of 12.5% of the Company’s Russian subsidiary, NTO IRE Polus (“NTO”).

Redeemable
Noncontrolling
Interest

Balance at December 31, 2009	$—
Initial interest in book value of subsidiary	8,342
Increase to the initial redemption value	16,285
Net income attributable to redeemable NCI	276

Balance at December 31, 2010	$24,903

In December 2010, the Company entered into an investment agreement with an unrelated third party, The Russian Corporation for Nanotechnology (“Rusnano”) (the “Investment Agreement”). Under the Investment Agreement, Rusnano acquired a 12.5% noncontrolling interest (“NCI”) in NTO and warrants to purchase up to an additional 12.5% of NTO in three tranches (two additional 5% interests for a purchase price of $10 million each, and a 2.5% interest for $5 million) if certain sales targets are achieved before December 2015. Rusnano invested $25 million in NTO in December 2010.

In connection with the Investment Agreement, the Company and Rusnano entered into an option agreement (the “Option Agreement”) granting the Company the right to buy back, after the third and before the seventh anniversary of the Option Agreement, Rusnano’s ownership stake in NTO at the original purchase price under the Investment Agreement plus interest at 8-10% per annum. Rusnano obtained the right to sell to the Company, after the fifth and before the seventh anniversary of the Option Agreement, Rusnano’s ownership stake in NTO at the original purchase price plus interest at 4% per annum (the “Put”). Any shares purchased under the warrants in the Investment Agreement are also subject to the Option Agreement.

Due to the Put, the NCI in NTO held by Rusnano (the “Rusnano NCI”) has been classified as temporary equity and reported as a Redeemable Noncontrolling Interest on our consolidated balance sheet. The initial net proceeds, $25 million less transaction expenses of $0.2 million, were allocated first to the fair value of the

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warrants ($0.2 million) and then to the initial carrying value of the Rusnano NCI. The subsequent carrying value of the Rusnano NCI is the higher of (1) the initial carrying amount (plus any subsequent investments in NTO under the warrants), increased or decreased by the NCI’s share of NTO’s net income or loss, the NCI’s share of NTO’s other comprehensive income (loss), and dividends or (2) the redemption value. The redemption value is the initial carrying value of the Rusnano NCI plus the accretion of the discount created by warrant and transaction expenses using the interest method to the fifth anniversary of the agreement (the earliest redemption date) plus any subsequent investments in NTO under the warrants plus interest on the initial and any subsequent investments under the warrants at an annual rate of 4%.

Authorized Capital — We have authorized capital stock consisting of 175,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. There are no shares of preferred stock outstanding.

Noncontrolling Interests — Noncontrolling interests reported in the accompanying consolidated financial statements as of December 31, 2010 consist of the 10% of IPG Photonics (Korea) Ltd. (“IPG Korea”) held by the management of IPG Korea.

For the year ended December 31, 2010, the net income attributable to NCI of $0.4 million consisted of amounts related to the Rusnano NCI of $0.3 million and the NCI classified as permanent equity of $0.1 million.

Prior to the Rusnano investment, we purchased the interests of certain noncontrolling stockholders of NTO. In 2008, we purchased a 7.3% interest for $1,220,000; in 2009, we purchased a 34% interest held by our Chief Executive Officer and certain other Company employees for $2,644,000; and in 2010, we purchased the remaining 0.1% interest for $92,000.

In 2008, we purchased the 20% NCI in IPG Photonics (Italy) S.r.l. for $1,355,000 in cash and shares of the Company. In 2009, we purchased the 20% NCI in IPG Photonics (Japan) Ltd. for $891,000 in cash and shares of the Company.

8.	RELATED-PARTY TRANSACTIONS

Until July 2010, we subleased office space in the United Kingdom from an entity controlled by our Chief Executive Officer and reimbursed the entity for general and administrative expenses. The costs related to the lease and services totaled $46,000, $107,000 and $183,000 for 2010, 2009 and 2008, respectively.

During 2008, a director of one of our customers served on our board of directors. Sales to this customer totaled $2,351,000 in 2008. The Company’s director did not serve as a director of the customer in 2009 or 2010.

We paid $182,000, $187,000 and $295,000 to the father of our chief financial officer in 2010, 2009 and 2008, respectively. The amounts included payments for consulting services, commissions and reimbursement of expenses.

A member of our board of directors is affiliated with several holders of our subordinated notes that were repaid in 2008. These holders earned $320,000 of interest on such notes in 2008.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE

The following table sets forth the computation of basic and diluted net income attributable to IPG Photonics Corporation per share (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008

Net income attributable to IPG Photonics Corporation	$53,991	$5,419	$36,654
Weighted average shares	46,424	45,489	44,507
Dilutive effect of common stock equivalents	1,170	1,106	1,716

Diluted weighted average common shares	47,594	46,595	46,223

Basic net income attributable to IPG Photonics Corporation per share	$1.16	$0.12	$0.82

Diluted net income attributable to IPG Photonics Corporation per share	$1.13	$0.12	$0.79

The computation of diluted weighted average common shares excludes 35,000, 343,000 and 667,000 shares for the years ended December 31, 2010, 2009 and 2008, respectively, because the effect on net income attributable to IPG Photonics Corporation per share would have been anti-dilutive.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases — We lease certain facilities under cancelable and noncancelable operating lease agreements which expire through January 2014. In addition, we lease capital equipment under operating leases. Rent expense for the years ended December 31, 2010, 2009 and 2008, totaled $713,000, $794,000 and $791,000, respectively.

Commitments under the noncancelable lease agreements as of December 31, 2010 are as follows (in thousands):

Years Ending December 31	Facilities	Equipment	Total

2011	$1,060	$2,092	$3,152
2012	354	1,484	1,838
2013	162	1,013	1,175
2014	122	450	572
2015	122	23	145
2016	122	23	145
Thereafter	911	41	952

Total	$2,853	$5,126	$7,979

Employment Agreements — We have entered into employment agreements with certain members of senior management. The terms of these agreements are up to two years and include noncompete and nondisclosure provisions, as well as providing for defined severance for certain terminations of employment.

Contractual Obligations — We have entered into various purchase obligations that include agreements to purchase raw materials and equipment. Obligations under these agreements were $6,911,000 as of December 31, 2010.

11.	LEGAL PROCEEDINGS

In November 2006, the Company was sued for patent infringement relating to certain products, including but not limited to fiber lasers and fiber amplifiers. The plaintiff filed a complaint for damages of over

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$10 million, treble damages for alleged willful infringement and injunctive relief. Discovery is complete and pre-trial motions have been filed. The trial date has not been scheduled. The Company believes it has meritorious defenses and is vigorously contesting the claims. No loss was deemed probable at December 31, 2010 and no amounts have been accrued in respect of this contingency.

12.	EMPLOYEE BENEFIT PLANS

We maintain a 401(k) retirement savings plan covering all of our U.S. employees. We make matching contributions equal to 50% of the employee’s contributions, subject to a maximum of 6% of eligible compensation. Compensation expense related to our contribution to the plan for the years ended December 31, 2010, 2009 and 2008, approximated $607,000, $463,000 and $504,000, respectively.

We have offered an employee stock purchase plan covering our U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or the last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee’s compensation. Compensation expense related to the employee stock purchase plan approximated $206,000, $205,000 and $67,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

13.	BUSINESS COMBINATIONS

In January 2010, we completed the acquisition of the outstanding shares of privately-held, Birmingham, Alabama-based Photonics Innovations, Inc., a maker of active and passive laser materials and tunable lasers for scientific, biomedical, technological, and eyesafe range-finding applications. The acquisition allows us to expand our product offerings to the middle infrared (approximately 2 to 5 micron). In April 2010, we completed the acquisition of privately-held, Germany-based Cosytronic KG, a specialist in the joining technology with an emphasis on engineering know-how in automated welding turnkey solutions. The acquisition allows us to extend our product offerings to include a welding tool that integrates seamlessly with IPG’s fiber laser.

The total cash paid for these acquisitions in 2010 was $4.5 million. The acquisitions also included seller financing and contingent consideration which is more fully discussed in the fair value disclosures in footnote 1. The assets acquired were primarily intangible and included patents, production know-how and customer relationships which are more fully described in the intangible asset disclosures in footnote 1. The acquisitions did not have a material effect on the financial results in 2010.

14.	INCOME TAXES

Income before the impact of income taxes for the years ended December 31, consisted of the following (in thousands):

	2010	2009	2008

U.S.	$17,879	$(2,844)	$11,257
Foreign	61,373	10,613	45,037

Total	$79,252	$7,769	$56,564

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our provision for income taxes for the years ended December 31, consisted of the following (in thousands):

	2010	2009	2008

Current:
Federal	$(9,453)	$(98)	$(1,215)
State	(19)
Foreign	(16,467)	(5,674)	(14,451)

Total current	(25,939)	(5,772)	(15,666)

Deferred:
Federal	989	1,448	(3,177)
State	70	129	(308)
Foreign	(20)	1,918	731
Change in valuation allowance	—	(208)	309

Total deferred	1,039	3,287	(2,445)

Provision for income taxes	$(24,900)	$(2,485)	$(18,111)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision for the years ended December 31, is as follows (in thousands):

	2010	2009	2008

Tax at statutory rate	$(27,738)	$(2,719)	$(19,797)
Non-U.S. rate differential — net	5,867	598	2,261
State income taxes — net	(625)	(59)	(308)
Effect of changes in enacted tax rates on deferred tax assets and liabilities	(186)	196	(176)
Nondeductible stock compensation expense	(312)	(321)	(234)
Other nondeductible expenses	(603)	(141)	(214)
Tax credits	1,104	737	1,183
Change in reserves, including interest and penalties	(1,501)	(666)	(934)
Settlements, interest & penalties	(987)	—	—
Change in valuation allowance	(106)	(208)	309
Other — net	187	98	(201)

	$(24,900)	$(2,485)	$(18,111)

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows (in thousands):

	2010	2009

Property, plant, and equipment	$1,075	$480
Inventory provisions	7,294	5,498
Allowances and accrued liabilities	(1,830)	1,920
Other tax credits	1,994	2,544
Deferred compensation	1,417	(582)
Net operating loss carryforwards	56	274
Valuation allowance	(314)	(208)

Net deferred tax assets	$9,692	$9,926

In general, it is our practice and intention to reinvest the earnings of non-U.S. subsidiaries in those operations. Accordingly, we have not made any provision for additional U.S. or foreign withholding taxes in respect to repatriation of earnings of non-US subsidiaries.

Deferred tax assets and liabilities shown above do not include certain deferred tax assets from tax deductions related to tax-deductible equity compensation in excess of equity compensation recognized for financial reporting. As of December 31, 2010, we have U.S. federal and state credit carryforwards available for future periods of approximately $333,000 and $2,438,000, respectively. The federal and state credit carryforwards begin expiring in 2022 and 2011, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	2010	2009	2008

Unrecognized tax benefit — January 1	$2,131	$1,672	$867
Settlements of prior period positions	(1,336)
Gross increases — tax positions in prior period		459	773
Gross increases — tax positions in current period	2,156	—	32

Unrecognized tax benefit — December 31	$2,951	$2,131	$1,672

Estimated penalties and interest related to the underpayment of income taxes are $4,000, $206,000 and $129,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and are included within the provision for income taxes. Total accrued penalties and interest related to the underpayment of income taxes are $142,000 and $514,000 for the years ended December 31, 2010 and 2009, respectively.

Our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. If realized, all of our uncertain tax positions would affect our effective tax rate. None of the uncertain tax positions are expected to settle within one year. Open tax years by major jurisdictions are:

•	United States	2002 — 2010
•	Germany	2009 — 2010
•	Russia	2009 — 2010

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	GEOGRAPHIC AND PRODUCT INFORMATION

We market and sell our products throughout the world through both direct sales and distribution channels. The geographic sources of our net sales, based on billing addresses of our customers are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

United States and other North America	$61,706	$45,668	$52,018
Europe:
Germany	46,282	28,242	44,771
Other including Eastern Europe/CIS	66,174	42,171	49,306
Asia and Australia:
Japan	35,878	29,937	41,310
China	57,762	20,942	14,781
Other	30,614	15,221	21,491
Rest of the World	840	3,713	5,399

Total	$299,256	$185,894	$229,076

Sales are derived from products for different applications: fiber lasers, diode lasers and diodes for materials processing, fiber lasers and amplifiers for advanced applications, fiber amplifiers for communications applications, and fiber lasers for medical applications. Net sales for these product lines are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Materials processing	$252,014	$140,864	$187,720
Advanced applications	25,196	26,557	24,670
Communications	14,020	10,867	12,904
Medical	8,026	7,606	3,782

Total	$299,256	$185,894	$229,076

No single customer comprised more than 10% of net sales during the years ended December 31, 2010, 2009 or 2008.

The geographic locations of our long-lived assets, based on physical location of the assets, as of December 31, 2010 and 2009, are as follows (in thousands):

	December 31,
	2010	2009

United States	$59,072	$57,898
Germany	41,065	46,567
Russia	16,578	10,154
China	3,865	4,205
Other	4,723	1,512

	$125,303	$120,336

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$51,204	$67,258	$79,809	$100,985
Gross profit	20,547	30,461	39,931	55,519
Net income attributable to IPG Photonics Corporation	3,397	10,306	13,226	27,062
Basic earnings per share	0.07	0.22	0.28	0.58
Diluted earnings per share	0.07	0.22	0.28	0.56

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$45,408	$40,385	$45,808	$54,293
Gross profit	15,861	11,772	16,723	19,912
Net income attributable to IPG Photonics Corporation	1,271	(1,229)	2,255	3,122
Basic earnings per share	0.03	(0.03)	0.05	0.07
Diluted earnings per share	0.03	(0.03)	0.05	0.07

EXHIBIT

Exhibit
Number	Description

3.1	Form of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-136521 filed with the Securities and Exchange Commission (the “Commission”) on August 11, 2006)
3.2	Form of Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to Registration Statement No. 333-136521 filed with the Commission on November 24, 2006)
3.3	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.4 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-136521 filed with the Commission on November 14, 2006)
4.2	Form of Indenture, to be entered into between the Company and the trustee designated therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2009)
10.1	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.2	Amendment to Section 4.2 of 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.3	2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.4	Amendment to Section 4.2 of 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.5	Non-Employee Directors Stock Plan, as amended April 2, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 8, 2010)
10.6	IPG Photonics Non-Employee Director Compensation Plan, amended February 23, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 3, 2011)
10.7	Senior Executive Short-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)
10.8	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.9	Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2009)
10.10	Employment Agreement by and between the Registrant and Valentin P. Gapontsev, dated May 9, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.11	First Amendment to Employment Agreement dated September 16, 2010, between the Registrant and Valentin Gapontsev (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2010)
10.12	Service Agreement by and between the Registrant and Eugene Shcherbakov, dated May 9, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.13	Form of Employment Agreement dated May 9, 2008, between the Registrant and each of Timothy P.V. Mammen, Angelo P. Lopresti, George H. BuAbbud, William S. Shiner and Alexander Ovtchinnikov (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.14	Form of Amendment to Employment Agreement dated December 21, 2009, between the Registrant and each of Eugene Shcherbakov, Timothy P.V. Mammen, Angelo P. Lopresti, George H. BuAbbud, William S. Shiner and Alexander Ovtchinnikov (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2009)

Exhibit
Number	Description

10.15	Form of Second Amendment to Employment Agreement dated September 16, 2010, between the Registrant and each of Eugene Shcherbakov, Timothy P.V. Mammen, Angelo P. Lopresti, George H. BuAbbud, William S. Shiner and Alexander Ovtchinnikov dated as of August 5, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2010)
10.16	Form of Confidentiality, Non-Competition and Confirmatory Assignment Agreement between the Registrant and each of the named executive officers and certain other executive officers. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)
10.17	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)
10.18	Form of Stock Option Agreement under the 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.19	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.20	Form of Stock Option Agreement under the 2006 Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)
10.21	Loan Agreement between the Registrant and Bank of America, N.A. dated as of June 4, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)
10.22	Revolving Credit Note by the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)
10.23	Term Note by the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)
10.24	Mortgage and Security Agreement between Registrant and Bank of America, N.A. dated as of June 4, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)
10.25	Second Amendment to Loan Agreement, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)
10.26	Revolving Credit Note Modification Agreement No. 1, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)
10.27	Term Note Modification Agreement No. 1, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)
10.28	Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated June 28, 2010
10.29	Guarantee of the Registrant dated October 10, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 8, 2007)
10.30	Annex 1 dated March 5, 2009, to Guaranty of the Registrant dated October 10, 2007 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 11, 2009)
10.31	Agreement and Plan of Reorganization among the Registrant, IPG Laser GmbH, Valentin P. Gapontsev and Igor Samartsev, dated as of August 5, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2008)
10.32	Investment Agreement by and among the Registrant, The Russian Corporation of Nanotechnologies, IPG Laser GmbH and NTO IRE-Polus, dated October 29, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 4, 2010)

Exhibit
Number	Description

10.33	Form of Put and Call Option Agreement between the Registrant and The Russian Corporation of Nanotechnologies (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 4, 2010)
12.1	Statement re Computation of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350