Form 10-Q
period 2011-03-31
IPG PHOTONICS CORP
filed 2011-05-09
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33155

IPG PHOTONICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3444218
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

50 Old Webster Road, Oxford, Massachusetts (Address of principal executive offices)	01540 (Zip code)
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
Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of May 04, 2011, there were 47,267,143 shares of the registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(In thousands, except share and per
	share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$160,618	$147,860
Accounts receivable, net	57,970	55,399
Inventories, net	88,698	72,470
Income taxes receivable	2,376	2,663
Prepaid expenses and other current assets	17,834	13,816
Deferred income taxes	9,314	8,593

Total current assets	336,810	300,801
DEFERRED INCOME TAXES	4,485	4,489
INTANGIBLE ASSETS, NET	8,104	7,131
PROPERTY, PLANT AND EQUIPMENT, NET	131,300	120,683
OTHER ASSETS	8,868	8,751

TOTAL	$489,567	$441,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$6,587	$6,841
Current portion of long-term debt	1,531	1,333
Accounts payable	12,526	9,510
Accrued expenses and other liabilities	47,512	50,105
Deferred income taxes	7,557	3,387
Income taxes payable	7,688	11,594

Total current liabilities	83,401	82,770
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	2,766	1,735
LONG-TERM DEBT, NET OF CURRENT PORTION	17,112	15,644
REDEEMABLE NONCONTROLLING INTERESTS	25,839	24,903

Total liabilities	129,118	125,052

COMMITMENTS AND CONTINGENCIES (NOTE 11)
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 47,229,615 shares issued and outstanding at March 31, 2011; 46,988,566 shares issued and outstanding at December 31, 2010	5	5
Additional paid-in capital	317,709	310,218
Retained earnings	28,635	5,567
Accumulated other comprehensive income	13,890	810

Total IPG Photonics Corporation stockholders’ equity	360,239	316,600
NONCONTROLLING INTERESTS	210	203

Total stockholders’ equity	360,449	316,803

TOTAL	$489,567	$441,855

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share
	data)
NET SALES	$99,958	$51,204
COST OF SALES	46,292	30,657

GROSS PROFIT	53,666	20,547

OPERATING EXPENSES:
Sales and marketing	4,948	4,338
Research and development	5,731	4,158
General and administrative	8,169	6,828
Loss (gain) on foreign exchange	720	(108)

Total operating expenses	19,568	15,216

OPERATING INCOME	34,098	5,331

OTHER EXPENSE, Net:
Interest expense, net	(206)	(208)
Other income (expense), net	8	(66)

Total other expense	(198)	(274)

INCOME BEFORE PROVISION FOR INCOME TAXES	33,900	5,057
PROVISION FOR INCOME TAXES	(10,522)	(1,633)

NET INCOME	23,378	3,424
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	310	27

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$23,068	$3,397

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$0.49	$0.07
Diluted	$0.47	$0.07
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,099	46,098
Diluted	48,690	47,191
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,378	$3,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,658	5,226
Deferred income taxes	5,201	(2,409)
Stock-based compensation	2,607	770
Gains (losses) on foreign currency transactions	744	(106)
Other	(293)	(10)
Provisions for inventory, warranty & bad debt	3,806	1,718
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,086)	(897)
Inventories	(13,720)	(3,349)
Prepaid expenses and other current assets	(4,610)	38
Accounts payable	3,129	(399)
Accrued expenses and other liabilities	(5,975)	3,634
Income and other taxes payable	(4,577)	236

Net cash provided by operating activities	13,262	7,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(9,587)	(4,953)
Acquisition of businesses, net of cash acquired	(450)	(748)
Other	149	181

Net cash used in investing activities	(9,888)	(5,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	3,629	4,274
Payments on line-of-credit facilities	(4,044)	(3,112)
Principal payments on long-term borrowings	(333)	(333)
Exercise of employee stock options, issuances under employee stock purchase plan and related tax benefit from exercise	4,884	211

Net cash provided by financing activities	4,136	1,040

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	5,248	(1,909)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,758	1,487
CASH AND CASH EQUIVALENTS — Beginning of period	147,860	82,920

CASH AND CASH EQUIVALENTS — End of period	$160,618	$84,407

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$255	$281

Income taxes paid	$8,865	$1,445

Non-cash transactions:
Demonstration units transferred from inventory to other assets	$789	$490
Amounts related to acquisition of businesses included in accounts payable and accrued expenses and other liabilities	$882	$789
Additions to property, plant and equipment included in accounts payable	$125	$119
Property purchase financed with debt	$1,679	$—
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2011		2010
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	46,988,566	$5	46,076,472	$5
Exercise of stock options	239,670	—	48,719	—
Common stock issued under employee stock purchase plan	1,379	—	—	—

Balance, end of period	47,229,615	5	46,125,191	5

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		310,218		293,743
Stock-based compensation		2,607		770
Exercise of stock options and related tax benefit from exercise		4,866		211
Common stock issued under employee stock purchase plan		18		—

Balance, end of period		317,709		294,724

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance, beginning of year		5,567		(48,424)
Net income attributable to IPG Photonics Corporation		23,068		3,397

Balance, end of period		28,635		(45,027)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year		810		11,106
Translation adjustments		13,599		(8,452)
Unrealized gain (loss) on derivatives, net of tax		115		(72)
Attribution to noncontrolling interests (“NCI”) & redeemable NCI		(634)		—

Balance, end of period		13,890		2,582

TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		360,239		252,284

NONCONTROLLING INTERESTS
Balance, beginning of year		203		141
Net income attributable to NCI		2		27
Other comprehensive income attributable to NCI		5		—

Balance, end of period		210		168

TOTAL STOCKHOLDERS’ EQUITY		$360,449		$252,452

COMPREHENSIVE INCOME (LOSS)
Net income		$23,378		$3,424
Other comprehensive income (loss):
Translation adjustments		13,599		(8,452)
Unrealized gain (loss) on derivatives, net of tax		115		(72)
Change in cumulative translation adjustment attributable to NCI & redeemable NCI		(634)		—

Total comprehensive income (loss)		$36,458		$(5,100)

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared by IPG Photonics Corporation, or “IPG”, “we”, “our”, or “the Company”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
     In October 2009, the Financial Accounting Standards Board issued new accounting guidance for revenue recognition related to multiple element arrangements. This guidance established a selling price hierarchy, which allows the use of estimated selling prices to allocate arrangement consideration to deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. The new guidance is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements and is not expected to have a material effect on the Company’s consolidated financial statements in subsequent periods.
     Revenue from orders with multiple deliverables is divided into separate units of accounting when certain criteria are met. These separate units generally consist of equipment and installation. The consideration for the arrangement is then allocated to the separate units of accounting based on their relative selling prices. The selling price of equipment is based on vendor specific objective evidence and the selling price of installation is based on third party evidence. Applicable revenue recognition criteria are then applied separately for each separate unit of accounting. Equipment revenue is generally recognized upon the transfer of ownership which is typically at the time of shipment. Installation revenue is recognized upon completion of the installation service which is typically completed within 30 to 90 days of delivery. Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements.
3. INVENTORIES, NET
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Components and raw materials	$29,772	$25,126
Work-in-process	30,666	24,392
Finished goods	28,260	22,952

Total	$88,698	$72,470

     The Company recorded inventory provisions totaling $1.0 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively. These provisions related to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. FINANCING ARRANGEMENTS
     The Company’s borrowings under existing financing arrangements consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Revolving Line-of-Credit Facilities:
Euro Overdraft Facilities	$2,551	$1,882
Foreign subsidiary drawings on U.S. Line of Credit	4,036	4,959

Total	$6,587	$6,841

Term Debt:
U.S. Long-Term Note	$16,333	$16,666
Other Notes payable	2,310	311
Less: current portion	(1,531)	(1,333)

Total long-term debt	$17,112	$15,644

     The U.S. line of credit is available to certain foreign subsidiaries and allows for borrowings in the local currencies of those subsidiaries.
5. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
     The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010
Net income attributable to IPG Photonics Corporation	$23,068	$3,397
Weighted average shares	47,099	46,098
Dilutive effect of common stock equivalents	1,591	1,093

Diluted weighted average common shares	48,690	47,191

Basic net income attributable to IPG Photonics Corporation per share	$0.49	$0.07

Diluted net income attributable to IPG Photonics Corporation per share	$0.47	$0.07

     The computation of diluted weighted average common shares excludes options to purchase 250,000 and 492,000 shares for the three months ended March 31, 2011 and 2010, respectively, because these options were out-of-the-money.
6. DERIVATIVE FINANCIAL INSTRUMENTS
     Our primary market exposures are to interest rates and foreign exchange rates. We use certain derivative financial instruments to help manage these exposures. We execute these instruments with financial institutions we judge to be credit-worthy. We do not hold or issue derivative financial instruments for trading or speculative purposes.
     We recognize all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. We have used foreign currency forward contracts as cash flow hedges of forecasted intercompany settlements denominated in foreign currencies of major industrial countries. We have no outstanding foreign currency forward contracts. We have interest rate swaps that are classified as a cash flow hedge of our variable rate debt. We have no derivatives that are not accounted for as a hedging instrument.
     Cash flow hedges — Our cash flow hedges are interest rate swaps under which we pay fixed rates of interest. The fair value amounts in the consolidated balance sheet were (in thousands):

					Deferred Income Taxes and Other
	Notional Amounts[1]		Other Assets		Long-Term Liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010
Interest rate swap(s)	$16,333	$16,666	$—	$—	$972	$1,156

Total	$16,333	$16,666	$—	$—	$972	$1,156

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding
     The derivative gains (losses) in the consolidated statements of income related to our interest rate swap contracts were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Effective portion recognized in other comprehensive (loss) gain, pretax:
Interest rate swap	$339	$59
Effective portion reclassified from other comprehensive (loss) gain to interest expense, pretax:
Interest rate swap	$(155)	$(176)
Ineffective portion recognized in income:
Interest rate swap	$—	$—
7. FAIR VALUE MEASUREMENTS
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
     The following table presents information about our assets and liabilities measured at fair value (in thousands):

		Fair Value Measurements at
		March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$6,384	$6,384	$—	$—
Treasury bills	44,581	44,581	—	—
Auction rate securities	870	—	—	870

Total assets	$51,835	$50,965	$—	$870

Liabilities
Contingent purchase consideration	$1,023	$—	$—	$1,023
Warrant	180	—	—	180
Interest rate swaps	972	—	972	—

Total liabilities	$2,175	$—	$972	$1,203

		Fair Value Measurements at
		December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$4,223	$4,223	$—	$—
Treasury bills	55,679	55,679	—	—
Auction rate securities	921	—	—	921

Total assets	$60,823	$59,902	$—	$921

Liabilities
Contingent purchase consideration	$685	$—	$—	$685
Warrant	180	—	—	180
Interest rate swaps	1,156	—	1,156	—

Total liabilities	$2,021	$—	$1,156	$865

The fair value of the auction rate considered, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The auction rate securities were also compared to other indirectly observable market data with similar characteristics to the securities held by the Company.
The fair value of the accrued contingent consideration incurred was determined using an income approach at the acquisition date and reporting date. That approach is based on significant inputs that are not observable in the market. Key assumptions include assessing the probability of meeting certain milestones required to earn the contingent consideration. As of March 31, 2011, the Company has accrued a liability of $1.0 million for the estimated fair value of contingent considerations expected to be payable upon the acquired company reaching specific performance metrics over the next three years of operation. As of March 31, 2011, the ranges of outcomes and key assumptions have not changed materially.

	Auction Rate	Contingent
	Securities	Consideration	Warrant

Balance at December 31, 2010	$921	$685	$180
2011 transactions	—	282	—
Change in fair value	(51)	56	—

Balance at March 31, 2011	$870	$1,023	$180

8. INTANGIBLES

	March 31, 2011				December 31, 2010
	Gross Carrying	Accumulated	Net Carrying	Weighted-	Gross Carrying	Accumulated	Net Carrying	Weighted-
(In thousands)	Amount	Amortization	Amount	Average Lives	Amount	Amortization	Amount	Average Lives

Amortizable intangible assets
Patents	$4,664	$(2,590)	$2,074	6 Years	$4,664	$(2,361)	$2,303	6 Years
Customer relationships	3,845	(1,214)	2,631	5 Years	3,633	(998)	2,635	5 Years
Production know-how	3,882	(494)	3,388	7 Years	2,518	(335)	2,183	9 Years
Other identifiable intangibles	11	—	11		10	—	10

	$12,402	$(4,298)	$8,104		$10,825	$(3,694)	$7,131

     The Company completed an acquisition through its Italian subsidiary in the first quarter of 2011. Consideration included cash payments aggregating $0.9 million and contingent consideration with an aggregate fair value of $0.3 million on a preliminary basis subject to finalization of the purchase price and valution. Net assets acquired primarily consisted of intangible assets (production know-how with weighted-average estimated useful life of 4 years) aggregating $1.2 million.
     The Company completed two acquisitions in 2010, one in the U.S. in the first quarter and one in Germany in the second quarter. Consideration paid included cash payments aggregating $4.5 million and contingent consideration and seller provided financing with an aggregate fair value of $1.0 million. Net assets acquired primarily consisted of intangible assets (patents, customer relationships, and production know-how with weighted-average estimated useful lives of 10 years, 5 years and 8 years, respectively) aggregating $5.2 million.
     The estimated future amortization expense for intangibles as of March 31, 2011 for the remainder of 2011 and subsequent years is as follows (in thousands):

2011	2012	2013	2014	Thereafter
$1,750	$2,052	$1,440	$1,186	$1,676
9. PRODUCT WARRANTIES
     The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the company’s sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the three months ended March 31, 2011 and 2010 (in thousands).

	2011	2010
Balance at January 1	$6,917	$3,886
Provision for warranty accrual	1,648	891
Warranty claims and other reductions	(521)	(856)
Foreign currency translation	372	(140)

Balance at March 31	$8,416	$3,781

10. INCOME TAXES
     A reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

2011

Beginning balance — January 1	$2,951
Gross decreases — tax positions in prior periods	—
Gross increases — tax positions in prior periods	—

Ending balance — March 31	$2,951

Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company’s effective tax rate, if recognized.
11. COMMITMENTS AND CONTINGENCIES
     In November 2006, the Company was sued for patent infringement relating to certain products, including but not limited to fiber lasers and fiber amplifiers. The plaintiff filed a complaint for damages of over $10 million, treble damages for alleged willful infringement and injunctive relief. The postponed August 2010 trial date has now been rescheduled for September 2011. The Company believes it has meritorious defenses and is vigorously contesting the claims. No loss is deemed probable at March 31, 2011 and no amounts have been accrued in respect of this contingency.
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
     Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales were 15% for the three months ended March 31, 2011, 19% during 2010, 12% in 2009 and 17% in 2008. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010
Net sales. Net sales increased by $48.8 million, or 95.2%, to $100.0 million for the three months ended March 31, 2010 from $51.2 million for the three months ended March 31, 2010.

	Three Months Ended March 31,
	2011		2010		Change
		% of Total		% of Total

Materials processing	$86,397	86.4%	$42,740	83.5%	$43,657	102.1%
Advanced applications	8,232	8.2%	4,684	9.1%	3,548	75.7%
Communications	3,202	3.2%	1,854	3.6%	1,348	72.7%
Medical	2,127	2.1%	1,926	3.8%	200	10.4%

Total	$99,958	100.0%	$51,204	100.0%	$48,753	95.2%

Sales for materials processing applications increased due to substantially increased sales of high power lasers used in cutting and welding applications and pulsed lasers used in marking and engraving applications both due to the continued economic recovery and increased acceptance of the advantages of fiber laser technology. An increasing number of OEM customers have developed cutting systems that use our high power lasers and sales of these systems are gaining market share from gas laser systems because fiber laser systems cut a more diverse number of metals faster and at a lower cost. In addition, new welding processes using fiber lasers have been developed increasing sales of lasers for this application which are replacing traditional laser and non-laser welding technologies due to the faster welding speeds and improved weld quality. The increase in sales of advanced applications was due to increased sales for optical pumping and research and development applications and higher sales of high-power lasers used in government applications. Sales for communications applications increased due to increased sales of amplifiers in Russia. Sales for medical applications increased due to increased demand from our established customer in the United States and sales to new customers in Europe and Asia.
Cost of sales and gross margin. Cost of sales increased by $15.6 million, or 51.0%, to $46.3 million for the three months ended March 31, 2011 from $30.7 million for the three months ended March 31, 2010. Our gross margin increased to 53.7% for the three months ended March 31, 2011 from 40.1% for the three months ended March 30, 2010. Gross margin increased due to an improvement in manufacturing efficiency because the increase in manufacturing expenses was less than the increase in net sales. Absorption of our fixed manufacturing costs was also more favorable due to an increase in production volume part of which was sold and part of which was placed in inventory. In addition, cost of sales benefited from a reduction in the cost per watt of our diodes and a decrease in the cost of internally manufactured optical components and accessories. Expenses related to inventory reserves and other valuation adjustments increased by $0.4 million to $1.0 million, or 1.0% of sales for the three months ended March 31, 2011, as compared to $0.6 million, or 1.2% of sales for the three months ended March 31, 2010.
Sales and marketing expense. Sales and marketing expense increased by $0.6 million, or 14.1%, to $4.9 million for the three months ended March 31, 2011 from $4.3 million for the three months ended March 31, 2010, primarily as a result of an increase in personnel costs due to an increase in headcount, stock based compensation and bonus accruals, partially offset by a decrease in amortization of units used for demonstration purposes. Bonus accruals increased due to an increase in net sales. Stock based compensation increased in part due to changes in assumptions made during the quarter regarding how expense is recognized over the service period. As a percentage of sales, sales and marketing expense decreased to 5.0% for the three months ended March 31, 2011 from 8.5% for the three months ended March 31, 2010.
Research and development expense. Research and development expense increased $1.5 million, or 37.8%, to $5.7 million for the three months ended March 31, 2011, compared to $4.2 million for the three months ended March 31, 2010, primarily as a result of an increase in personnel costs. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of new products operating at different wavelengths and higher output powers and new complementary accessories to be used with our products. As a percentage of sales, research and development expense decreased to 5.7% for the three months ended March 31, 2011 from 8.1% for the three months ended March 31, 2010.
General and administrative expense. General and administrative expense increased by $1.4 million, or 19.6%, to $8.2 million for the three months ended March 31, 2011 from $6.8 million for the three months ended March 31, 2010, primarily due to an increase in personnel costs resulting from an increase in headcount, stock based compensation and accruals for bonuses, partially offset by a decrease in legal fees related to a patent infringement action brought against us and lower bad debt expense. We will continue to incur significant legal expenses as we prepare for the trial which is scheduled for September 2011.
Bonus compensation increased due to an improvement in our financial results. Stock based compensation increased in part due to changes in assumptions made during the quarter regarding how expense is recognized over the service period. As a percentage of sales, general and administrative expense decreased to 8.2% for the three months ended March 31, 2011 from 13.3% for the three months ended March 31, 2010.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that if exchange rates had been the same as one year ago, net sales for the three months ended March 31, 2011 would have been $1.2 million lower, gross profit would have been $0.1 million higher and total operating expenses would have been $0.1million lower.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $0.7 million for the three months ended March 31, 2011 as compared to an exchange gain of $0.1 million for the three months ended March 31, 2010. At the end of the first quarter our primary exposure to foreign exchange risk was due to our net dollar denominated assets held by subsidiaries with a Euro functional currency.
Interest expense, net. Interest expense, net remained consistent at $0.2 million for the three months ended March 31, 2011 and for the three months ended March 31, 2010.

Provision for income taxes. Provision for income taxes was $10.5 million for the three months ended March 31, 2011 compared to $1.6 million for the three months ended March 31, 2010, representing an effective tax rate of 31.0% and 32.3% for the three months ended March 31, 2011 and 2010, respectively. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The decrease in effective rate was due primarily to the mix of income earned in various tax jurisdictions and because we provided additional amounts for uncertain tax positions in the first quarter of 2010.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $19.7 million to $23.1 million for the three months ended March 31, 2011 compared to $3.4 million for the three months ended March 31, 2010. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 16.5 percentage points to 23.1% for the three months ended March 31, 2011 from 6.6% for the three months ended March 31, 2010 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of March 31, 2011 consisted of cash and cash equivalents of $160.6 million, unused credit lines and overdraft facilities of $53.2 million and working capital (excluding cash) of $92.8 million. This compares to cash and cash equivalents of $147.9 million, unused credit lines and overdraft facilities of $51.5 million and working capital (excluding cash) of $70.2 million as of December 31, 2010. The increase in cash and cash equivalents of $12.7 million from December 31, 2010 relates primarily to cash provided by operating activities in the three months ended March 31, 2011 of $13.3 million and financing activities in the three months ended March 31, 2011 of $9.9 million, partially offset by cash outflows related to capital expenditures of $9.6 million.
Our long-term debt consists primarily of a $16.3 million secured variable-rate note, of which $1.3 million is the current portion. During the second quarter of 2010 we renegotiated the terms of this note, extending its maturity from August 2013 to June 2015, at which time the outstanding debt balance would be $10.7 million. The variable interest rate was fixed by means of an interest rate swap through the original maturity date and that swap is still in place. In October 2010, we fixed the interest rate on this debt for the period from the original maturity date to the extended maturity date by means of a forward starting interest rate swap. The note is secured by a mortgage on real estate and buildings that we own in Massachusetts. In January 2011 we entered into a 10 year Euro 1.4 million ($2.0 million) mortgage obligation to fund the purchase of a new building in Italy, of which $0.2 million is the current portion. The interest on this mortgage obligation is fixed at 4.96% and it amortizes in full over the term of the obligation. The remaining long term debt consists of Euro 0.2 million ($0.3 million) seller provided financing relating to the purchase of Cosytronic, KG in 2010.
We expect that our existing cash and marketable securities, our cash flows from operations and our existing lines of credit will be sufficient to meet our liquidity and capital needs for the foreseeable future. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of economic environment on our sales levels, the timing and extent of spending to support development efforts, the expansion of the global sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We have made no arrangements to obtain additional financing, and there is no assurance that such additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.
The following table details our line-of-credit facilities as of March 31, 2011:

Description	Available Principal	Interest Rate	Maturity	Security

U.S. Revolving Line of Credit (1)	Up to $35 million	LIBOR plus 0.125% to 1.625%, depending on our performance	July 2015	Unsecured

Euro Credit Facility (Germany)(2)	Euro 15.0 million ($21.1 million)	Euribor + 0.85% or EONIA 1.2%	June 2012	Unsecured, guaranteed by parent company

Euro Overdraft Facilities	Euro 2.6 million ($3.7 million)	2.0%-6.5%	Between July 2011 and February 2012	Common pool of assets of German and Italian subsidiaries

(1)	$15.0 million of this credit facility is available to our foreign subsidiaries in their respective local currencies, including India, Italy, China, Japan and South Korea. Total drawings at March 31, 2011 were $4.0 million with a weighted average interest rate of 1.3%.

(2)	$4.4 million of this credit facility is available to our Russian subsidiary and $4.4 million is available to our Italian subsidiary. Total drawing at March 31, 2011 was $1.4 million with an interest rate of 2.0%.
Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $21.1 million, respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. For trailing twelve month periods until March 2011, up to $15.0 million of our capital expenditures are treated as funded from the proceeds of our initial public offering. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended March 31, 2011.
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
Operating activities. Net cash provided by operating activities increased by $5.4 million to $13.3 million for the three months ended March 31, 2011 from $7.9 million for the three months ended March 31, 2010, primarily resulting from:
•	An increase in cash provided by net income after adding back non-cash charges of $32.5 million in the three months ended March 31, 2011 as compared to the same period in 2010; partially offset by

•	An increase in inventory of $13.7 million in the three months ended March 31, 2011 compared to an increase of inventory of $3.3 million in the three months ended March 31, 2010;

•	A decrease in accrued expenses and other liabilities of $6.0 million in the three months ended March 31, 2010 compared to an increase of $3.6 million in the three months ended March 31, 2010.
Given our vertical integration, rigorous and time-consuming testing procedures for both internally manufactured and externally purchased components and the lead time required to manufacture components used in our finished products, the rate at which we turn inventory has historically been comparatively low when compared to our cost of sales. Also, our historic growth rates required investment in inventories to support future sales and enable us to quote short delivery times to our customers, providing what we believe is a competitive advantage. Furthermore, if there was a disruption to the manufacturing capacity of any of our key technologies, our inventories of components should enable us to continue to build finished products for a period of time. We believe that we will continue to maintain a relatively high level of inventory compared to our cost of sales. As a result, we expect to have a significant amount of working capital invested in inventory. A reduction in our level of net sales or the rate of growth of our net sales from their current levels would mean that the rate at which we are able to convert our inventory into cash would decrease.
Investing activities. Net cash used in investing activities was $9.9 million and $5.5 million in the three months ended March 31, 2011 and 2010, respectively. The cash used in investing activities in 2011 related to the purchase of new buildings in Germany and Japan and start of the construction of a new building in Russia. In the three months ended March 31, 2010, cash used in investing activities was related to the purchase of a new building in South Korea to house a new laser application center, the acquisitions of Photonics Innovations Inc. and Cosytronic, KG and purchases of equipment primarily in the United States and Germany.
We expect to incur approximately $50 million in capital expenditures, including acquisitions, in 2011. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash provided by financing activities was $4.1 million in the three months ended March 31, 2011 as compared to net cash used in financing activities of $1.0 million in the three months ended March 31, 2010. The cash provided by financing activities in 2011 was primarily related to cash provided by the exercise of stock options. The cash provided by financing activities in 2010 was primarily related to net drawings on line-of-credit facilities.
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
     The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, “Business” and Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board issued new accounting guidance for revenue recognition related to multiple element arrangements. This guidance established a selling price hierarchy, which allows the use of estimated selling prices to allocate arrangement consideration to deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. The new guidance is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements and is not expected to have a material effect on the Company’s consolidated financial statements in subsequent periods.
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
     We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. Our interest obligations on our long-term debt are fixed by means of interest rate swap agreements. Although our U.S. revolving line of credit and our Euro credit facility have variable rates, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
     Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen, the Russian Ruble, and Chinese Yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen and the Russian Ruble. Gains and losses on foreign exchange transactions totaled $0.7 million loss and $0.1 million gain for the three months ended March 31, 2011 and 2010, respectively. Management believes that the use of foreign currency hedging instruments reduces the risks of certain foreign currency transactions; however, these instruments provide only limited protection. We have foreign currency hedges as of March 31, 2011, however, we will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the first quarter of 2011 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, except that the trial date for the IMRA America litigation has been set to September 2011.
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

IPG PHOTONICS CORPORATION
Date: May 9, 2011	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2011	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Vice President and Chief Financial Officer (Principal Financial Officer)