Form 10-Q
period 2011-06-30
IPG PHOTONICS CORP
filed 2011-08-08
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

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
     As of August 03, 2011, there were 47,473,967 shares of the registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(In thousands, except share and per
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$188,196	$147,860
Accounts receivable, net	73,284	55,399
Inventories, net	109,273	72,470
Income taxes receivable	4,419	2,663
Prepaid expenses and other current assets	17,179	13,816
Deferred income taxes, net	7,449	8,593

Total current assets	399,800	300,801
DEFERRED INCOME TAXES, NET	4,267	4,489
INTANGIBLE ASSETS, NET	7,736	7,131
PROPERTY, PLANT AND EQUIPMENT, NET	141,902	120,683
OTHER ASSETS	7,676	8,751

TOTAL	$561,381	$441,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$7,205	$6,841
Current portion of long-term debt	1,586	1,333
Accounts payable	14,884	9,510
Accrued expenses and other liabilities	50,732	50,105
Deferred income taxes, net	8,866	3,387
Income taxes payable	7,555	11,594

Total current liabilities	90,828	82,770
DEFERRED INCOME TAXES, NET AND OTHER LONG-TERM LIABILITIES	4,661	1,735
LONG-TERM DEBT, NET OF CURRENT PORTION	16,758	15,644
REDEEMABLE NONCONTROLLING INTERESTS	46,730	24,903

Total liabilities	158,977	125,052

COMMITMENTS AND CONTINGENCIES (NOTE 13)
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 47,437,688 shares issued and outstanding at June 30, 2011; 46,988,566 shares issued and outstanding at December 31, 2010	5	5
Additional paid-in capital	325,783	310,218
Retained earnings	59,371	5,567
Accumulated other comprehensive income	17,000	810

Total IPG Photonics Corporation stockholders’ equity	402,159	316,600
NONCONTROLLING INTERESTS	245	203

Total stockholders’ equity	402,404	316,803

TOTAL	$561,381	$441,855

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(in thousands, except per share data)
NET SALES	$121,936	$67,258	$221,894	$118,462
COST OF SALES	55,230	36,797	101,522	67,454

GROSS PROFIT	66,706	30,461	120,372	51,008

OPERATING EXPENSES:
Sales and marketing	5,847	4,932	10,795	9,270
Research and development	6,610	4,729	12,341	8,887
General and administrative	8,333	7,384	16,502	14,212
(Gain) loss on foreign exchange	(206)	(2,295)	514	(2,403)

Total operating expenses	20,584	14,750	40,152	29,966

OPERATING INCOME	46,122	15,711	80,220	21,042

OTHER EXPENSE, Net:
Interest expense, net	(170)	(191)	(376)	(399)
Other expense, net	(618)	(26)	(610)	(92)

Total other expense	(788)	(217)	(986)	(491)

INCOME BEFORE PROVISION FOR INCOME TAXES	45,334	15,494	79,234	20,551
PROVISION FOR INCOME TAXES	(13,827)	(5,149)	(24,349)	(6,782)

NET INCOME	31,507	10,345	54,885	13,769
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	771	39	1,081	66

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$30,736	$10,306	$53,804	$13,703

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS
CORPORATION PER SHARE:
Basic	$0.65	$0.22	$1.14	$0.30
Diluted	$0.63	$0.22	$1.11	$0.29
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,310	46,220	47,205	46,159
Diluted	48,610	47,333	48,650	47,262
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,885	$13,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,955	10,514
Deferred income taxes	6,624	(2,766)
Stock-based compensation	4,301	1,563
Gains (losses) on foreign currency transactions	551	(2,403)
Other	530	(51)
Provisions for inventory, warranty & bad debt	7,056	4,475
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(16,928)	(12,740)
Inventories	(35,193)	(9,515)
Prepaid expenses and other current assets	(4,555)	391
Accounts payable	4,888	4,191
Accrued expenses and other liabilities	(2,693)	13,237
Income and other taxes payable	(4,429)	2,773

Net cash provided by operating activities	26,992	23,438

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(22,786)	(8,701)
Acquisition of businesses, net of cash acquired	(450)	(4,108)
Other	112	117

Net cash used in investing activities	(23,124)	(12,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	6,951	5,543
Payments on line-of-credit facilities	(6,817)	(5,033)
Sale of redeemable noncontrolling interests	19,973	—
Principal payments on long-term borrowings	(666)	(667)
Exercise of employee stock options, issuances under employee stock purchase plan and related tax benefit from exercise	10,247	1,266

Net cash provided by financing activities	29,688	1,109

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	6,780	(4,120)

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,336	7,735
CASH AND CASH EQUIVALENTS — Beginning of period	147,860	82,920

CASH AND CASH EQUIVALENTS — End of period	$188,196	$90,655

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$514	$515

Income taxes paid	$14,905	$3,504

Non-cash transactions:
Demonstration units transferred from inventory to other assets	$1,291	$652
Amounts related to acquisition of businesses included in accounts payable and accrued expenses and other liabilities	$882	$1,478
Additions to property, plant and equipment included in accounts payable	$545	$286
Change in fair value of warrant	$654	$—
Property purchase financed with debt	$1,851	$—
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30,
	2011		2010
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	46,988,566	$5	46,076,472	$5
Exercise of stock options	433,050	—	201,637	—
Common stock issued under employee stock purchase plan	16,072	—	24,829	—

Balance, end of period	47,437,688	5	46,302,938	5

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		310,218		293,743
Stock-based compensation		4,301		1,563
Exercise of stock options and related tax benefit from exercise		9,830		945
Common stock issued under employee stock purchase plan		417		321
Fair value of warrant transferred to additional paid-In capital upon exercise		674		—
Sale of redeemable noncontrolling interests (“NCI”)		10,138		—
Increase redeemable NCI to initial redemption value		(9,795)		—

Balance, end of period		325,783		296,572

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance, beginning of year		5,567		(48,424)
Net income attributable to IPG Photonics Corporation		53,804		13,703

Balance, end of period		59,371		(34,721)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year		810		11,106
Translation adjustments		17,335		(20,664)
Unrealized gain (loss) on derivatives, net of tax		13		(182)
Attribution to NCI & redeemable NCI		(1,158)		—

Balance, end of period		17,000		(9,740)

TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		402,159		252,116

NONCONTROLLING INTERESTS
Balance, beginning of year		203		141
Net income attributable to NCI		31		66
Other comprehensive income attributable to NCI		11		—

Balance, end of period		245		207

TOTAL STOCKHOLDERS’ EQUITY		$402,404		$252,323

COMPREHENSIVE INCOME (LOSS)
Net income		$54,885		$13,769
Other comprehensive income (loss):
Translation adjustments		17,335		(20,664)
Unrealized gain (loss) on derivatives, net of tax		13		(182)
Change in cumulative translation adjustment attributable to NCI & redeemable NCI		(1,158)		—

Total comprehensive income (loss)		$71,075		$(7,077)

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
3. INVENTORIES, NET
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Components and raw materials	$38,963	$25,126
Work-in-process	36,929	24,392
Finished goods	33,381	22,952

Total	$109,273	$72,470

     The Company recorded inventory provisions totaling $2.2 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively. These provisions related to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.

4. ACCRUED EXPENSES AND OTHER LIABILITIES
     Accrued expenses and other liabilities consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Accrued Compensation	$18,549	$16,065
Customer Deposits and Deferred Revenue	20,599	20,685
Accrued Warranty	6,187	6,917
Other	5,397	6,438

Total	$50,732	$50,105

     Accrued warranty reported in the accompanying consolidated financial statements as of June 30, 2011 consists of $6.2 million in accrued expenses and other liabilities and $2.6 million in deferred income taxes, net and other long-term liabilities.
5. FINANCING ARRANGEMENTS
     The Company’s borrowings under existing financing arrangements consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Revolving Line-of-Credit Facilities:
Euro Overdraft Facilities	$3,727	$1,882
Foreign subsidiary drawings on U.S. Line of Credit	3,478	4,959

Total	$7,205	$6,841

Term Debt:
U.S. Long-Term Note	$16,000	$16,666
Other notes payable	2,344	311
Less: current portion	(1,586)	(1,333)

Total long-term debt	$16,758	$15,644

     The U.S. line of credit is available to certain foreign subsidiaries and allows for borrowings in the local currencies of those subsidiaries.
6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
     The following table sets forth the computation of basic and diluted net income attributable to IPG Photonics Corporation per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income attributable to IPG Photonics Corporation	$30,736	$10,306	$53,804	$13,703
Weighted average shares	47,310	46,220	47,205	46,159
Dilutive effect of common stock equivalents	1,300	1,113	1,445	1,103

Diluted weighted average common shares	48,610	47,333	48,650	47,262

Basic net income attributable to IPG Photonics Corporation per share	$0.65	$0.22	$1.14	$0.30

Diluted net income attributable to IPG Photonics Corporation per share	$0.63	$0.22	$1.11	$0.29

     The computation of diluted weighted average common shares excludes options to purchase 89,000 and 373,000 shares for the three months and six months ended June 30, 2011 and 2010, respectively, because the effect would be anti-dilutive.

7. DERIVATIVE FINANCIAL INSTRUMENTS
     Our primary market exposures are to interest rates and foreign exchange rates. We use certain derivative financial instruments to help manage these exposures. We execute these instruments with financial institutions we judge to be credit-worthy. We do not hold or issue derivative financial instruments for trading or speculative purposes.
     We recognize all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. We have used foreign currency forward contracts as cash flow hedges of forecasted intercompany settlements denominated in foreign currencies of major industrial countries. We have no outstanding foreign currency forward contracts. We have interest rate swaps that are classified as a cash flow hedge of our variable rate debt. All derivatives are accounted for as a hedging instrument.
     Cash flow hedges — Our cash flow hedges are interest rate swaps under which we pay fixed rates of interest. The fair value amounts in the consolidated balance sheet were (in thousands):

					Deferred Income Taxes and Other
	Notional Amounts[1]		Other Assets		Long-Term Liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010
Interest rate swap(s)	$16,000	$16,666	$—	$—	$1,135	$1,156

Total	$16,000	$16,666	$—	$—	$1,135	$1,156

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
     The derivative gains (losses) in the consolidated statements of income related to our interest rate swap contracts were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Effective portion recognized in other comprehensive (loss) gain, pretax:
Interest rate swap	$1	$(5)	$340	$51
Effective portion reclassified from other comprehensive (loss) gain to interest expense, pretax:
Interest rate swap	$(164)	$(173)	$(319)	$(346)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—	$—
8. REDEEMABLE NONCONTROLLING INTERESTS
     Redeemable noncontrolling interests reported in the accompanying consolidated financial statements as of June 30, 2011 consist of 22.5% of the Company’s Russian subsidiary, NTO IRE-Polus (“NTO”).

Redeemable
Noncontrolling
Interest
Balance at December 31, 2010	$24,903
Initial interest in book value of subsidiary	10,178
Increase to the initial redemption value	9,795
Net income attributable to redeemable NCI	1,049
Other comprehensive income attributable to redeemable NCI	805

Balance at June 30, 2011	$46,730

     In December 2010, the Company entered into an investment agreement with an unrelated third party, The Russian Corporation for Nanotechnology (“Rusnano”) (the “Investment Agreement”). Under the Investment Agreement, Rusnano acquired a 12.5% noncontrolling interest (“NCI”) in NTO and warrants to purchase up to an additional 12.5% of NTO in three tranches (two additional 5% interests for a purchase price of $10 million each, and a 2.5% interest for $5 million) if certain sales targets are achieved before December 2015. In June 2011, Rusnano exercised their warrants to purchase an additional 10% of NTO, as sales targets had been achieved related to the first two tranches. Rusnano invested $25 million and $20 million in NTO in December 2010 and June 2011, respectively.
9. FAIR VALUE MEASUREMENTS
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
     The following table presents information about our assets and liabilities measured at fair value (in thousands):

		Fair Value Measurements at
		June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$18,380	$18,380	$—	$—
Treasury bills	44,984	44,984	—	—
Auction rate securities	870	—	—	870

Total assets	$64,234	$63,364	$—	$870

Liabilities
Contingent purchase consideration	$1,047	$—	$—	$1,047
Warrant	160	—	—	160
Interest rate swaps	1,135	—	1,135	—

Total liabilities	$2,342	$—	$1,135	$1,207

		Fair Value Measurements at
		December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$4,223	$4,223	$—	$—
Treasury bills	55,679	55,679	—	—
Auction rate securities	921	—	—	921

Total assets	$60,823	$59,902	$—	$921

Liabilities
Contingent purchase consideration	$685	$—	$—	$685
Warrant	180	—	—	180
Interest rate swaps	1,156	—	1,156	—

Total liabilities	$2,021	$—	$1,156	$865

     The fair value of the auction rate securities considered other indirectly observable market data with similar characteristics to the securities held by the Company.
     The fair value of the accrued contingent purchase consideration incurred was determined using an income approach at the acquisition date and reporting date. That approach is based on significant inputs that are not observable in the market. Key assumptions include assessing the probability of meeting certain milestones required to earn the contingent consideration. As of June 30, 2011, the Company has accrued a liability of $1.0 million for the estimated fair value of contingent considerations expected to be payable upon the acquired company reaching specific performance metrics over a three year period. As of June 30, 2011, the ranges of outcomes and key assumptions have not changed materially.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Auction Rate Securities
Balance, beginning of period	$870	$1,284	$921	$1,284
Change in fair value	—	—	(51)	—

Balance, end of period	$870	$1,284	$870	$1,284

Contingent Purchase Consideration

Balance, beginning of period	$1,023	$289	$685	$—
Period transactions	—	381	282	670
Change in fair value	24	—	80	—

Balance, end of period	$1,047	$670	$1,047	$670

Warrant

Balance, beginning of period	$180	$—	$180	$—
Period transactions	(674)	—	(674)	—
Change in fair value	654	—	654	—

Balance, end of period	$160	$—	$160	$—

10. INTANGIBLES

	June 30, 2011				December 31, 2010
	Gross Carrying	Accumulated	Net Carrying	Weighted-	Gross Carrying	Accumulated	Net Carrying	Weighted-
(In thousands)	Amount	Amortization	Amount	Average Lives	Amount	Amortization	Amount	Average Lives
Amortizable intangible assets
Patents	$4,664	$(2,819)	$1,845	6 Years	$4,664	$(2,361)	$2,303	6 Years
Customer relationships	3,922	(1,364)	2,558	5 Years	3,633	(998)	2,635	5 Years
Production know-how	2,676	(494)	2,182	9 Years	2,518	(335)	2,183	9 Years
Technology license	1,272	(132)	1,140	4 Years	—	—	—
Other identifiable intangibles	11	—	11		10	—	10

	$12,545	$(4,809)	$7,736		$10,825	$(3,694)	$7,131

     The Company completed an acquisition through its Italian subsidiary in the first quarter of 2011. Consideration included cash payments aggregating $0.9 million and contingent consideration with an aggregate fair value of $0.3 million. Net assets acquired primarily consisted of intangible assets related to design license rights aggregating $1.2 million.
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
     Amortization expense for the three months and six months ended June 30, 2011 was $511,000 and $1.1 million, respectively. The estimated future amortization expense for intangibles as of June 30, 2011 for the remainder of 2011 and subsequent years is as follows (in thousands):

2011	2012	2013	2014	2015	Thereafter	Total
$ 1,179	$2,076	$1,464	$1,279	$530	$1,208	$7,736
11. PRODUCT WARRANTIES
     The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company’s sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the six months ended June 30, 2011 and 2010 (in thousands).

	2011	2010
Balance at January 1	$6,917	$3,886
Provision for warranty accrual	3,293	2,384
Warranty claims and other reductions	(1,923)	(1,490)
Foreign currency translation	508	(354)

Balance at June 30	$8,795	$4,426

     Accrued warranty reported in the accompanying consolidated financial statements as of June 30, 2011 consists of $6.2 million in accrued expenses and other liabilities and $2.6 million in deferred income taxes, net and other long-term liabilities.
12. INCOME TAXES
     A reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

2011
Beginning balance — January 1	$2,951
Gross decreases — tax positions in prior periods	—
Gross increases — tax positions in prior periods	473

Ending balance — June 30	$3,424

     Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company’s effective tax rate, if recognized.

13. COMMITMENTS AND CONTINGENCIES
     In November 2006, the Company was sued for patent infringement relating to certain U.S. products, including but not limited to fiber lasers and fiber amplifiers. The plaintiff filed a complaint for damages of over $10 million, treble damages for alleged willful infringement and injunctive relief. The trial date is scheduled for September 2011. The Company believes it has meritorious defenses and is vigorously contesting the claims. No loss is deemed probable at June 30, 2011 and no amounts have been accrued in respect of this contingency.
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
     General and administrative expense. We expect our general and administrative expenses to increase moderately as we continue to invest in systems and resources to support our worldwide operations. Legal expenses vary from quarter to quarter based upon the stage of litigation and associated level of legal activity.
     Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales were 18% for the six months ended June 30, 2011, 19% during 2010, 12% in 2009 and 17% in 2008. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Net sales. Net sales increased by $54.6 million, or 81.3%, to $121.9 million for the three months ended June 30, 2011 from $67.3 million for the three months ended June 30, 2010 (in thousands).

	Three Months Ended June 30,
	2011		2010		Change
		% of Total		% of Total
Materials processing	$107,900	88.5%	$57,265	85.1%	$50,635	88.4%
Advanced applications	6,253	5.1%	5,382	8.0%	871	16.2%
Communications	5,866	4.8%	2,133	3.2%	3,733	175.0%
Medical	1,917	1.6%	2,478	3.7%	(561)	-22.6%

Total	$121,936	100.0%	$67,258	100.0%	$54,678	81.3%

     Sales for materials processing applications increased due to substantially increased sales of high power lasers used in cutting and welding applications and pulsed lasers used in marking and engraving applications both due to the continued economic recovery and, in the high power product line, due to increased acceptance of fiber laser technology. An increasing number of OEM customers have developed cutting systems that use our high power lasers and sales of these systems are gaining sales from gas laser systems. In addition, new welding processes using fiber lasers have been developed, increasing sales of lasers for this application which are replacing traditional laser and non-laser welding technologies. Sales for communications applications increased due to increased sales of broad-band systems in Russia. The increase in sales of advanced applications was due to increased sales for optical pumping and research and development applications and higher sales of high-power lasers used in government applications. Sales for medical applications decreased due to decreased demand from our established customer in the United States, partially offset by increased sales to a newer European OEM medical customer.
Cost of sales and gross margin. Cost of sales increased by $18.4 million, or 50.1%, to $55.2 million for the three months ended June 30, 2011 from $36.8 million for the three months ended June 30, 2010. Our gross margin increased to 54.7% for the three months ended June 30, 2011 from 45.3% for the three months ended June 30, 2010. Gross margin increased due to an improvement in manufacturing efficiency because the increase in manufacturing expenses was less than the increase in net sales. Absorption of our fixed manufacturing costs was also more favorable due to an increase in production volume, part of which was sold and part of which was placed in inventory. In addition, cost of sales benefited from a reduction in the cost per watt of our diodes and a decrease in the cost of internally manufactured optical components and accessories. Expenses related to inventory reserves and other valuation adjustments increased by $0.1 million to $0.9 million, or 0.8% of sales for the three months ended June 30, 2011, as compared to $0.8 million, or 1.2% of sales for the three months ended June 30, 2010.
Sales and marketing expense. Sales and marketing expense increased by $0.9 million, or 18.6%, to $5.8 million for the three months ended June 30, 2011 from $4.9 million for the three months ended June 30, 2010, primarily as a result of an increase in personnel costs due to an increase in headcount, stock-based compensation and bonus accruals, partially offset by a decrease in travel expenses. Bonus accruals increased due to an increase in net sales and headcount. Stock-based compensation increased in part due to increased fair value of stock options and restricted stock. As a percentage of sales, sales and marketing expense decreased to 4.8% for the three months ended June 30, 2011 from 7.3% for the three months ended June 30, 2010.
Research and development expense. Research and development expense increased $1.9 million, or 39.8%, to $6.6 million for the three months ended June 30, 2011, compared to $4.7 million for the three months ended June 30, 2010, primarily as a result of an increase in personnel costs and material expenses. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of integrated systems and new products operating at different wavelengths and higher output powers and new complementary accessories to be used with our products. As a percentage of sales, research and development expense decreased to 5.4% for the three months ended June 30, 2011 from 7.0% for the three months ended June 30, 2010.
General and administrative expense. General and administrative expense increased by $0.9 million, or 12.9%, to $8.3 million for the three months ended June 30, 2011 from $7.4 million for the three months ended June 30, 2010, primarily due to an increase in personnel costs resulting from an increase in headcount, stock-based compensation and accruals for bonuses, partially offset by a decrease in legal fees related to a patent infringement action and lower bad debt expense. We will continue to incur significant legal expenses and expect legal expenses to increase in the third quarter as we prepare for the trial which is scheduled for September 2011.
Bonus compensation increased due to an improvement in our financial results. Stock-based compensation increased in part due to increased fair value of stock options and restricted stock. As a percentage of sales, general and administrative expense decreased to 6.8% for the three months ended June 30, 2011 from 11.0% for the three months ended June 30, 2010.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that if exchange rates had been the same as one year ago, net sales for the three months ended June 30, 2011 would have been $7.4 million lower, gross profit would have been $3.6 million lower and total operating expenses would have been $1.0 million lower.
(Gain) loss on foreign exchange. Foreign exchange gain decreased to $0.2 million for the three months ended June 30, 2011 as compared to an exchange gain of $2.3 million for the three months ended June 30, 2010. At the end of the second quarter our primary exposure to foreign exchange risk was due to our net dollar denominated assets held by subsidiaries with a Euro functional currency.
Interest expense, net. Interest expense, net remained consistent at $0.2 million for the three months ended June 30, 2011 and for the three months ended June 30, 2010.
Provision for income taxes. Provision for income taxes was $13.8 million for the three months ended June 30, 2011 compared to $5.1 million for the three months ended June 30, 2010, representing an effective tax rate of 30.5% and 33.2% for the three months ended June 30, 2011 and 2010, respectively. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The decrease in effective rate was due primarily to the mix of income earned in various tax jurisdictions.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $20.4 million to $30.7 million for the three months ended June 30, 2011 compared to $10.3 million for the three months ended June 30, 2010. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 9.9 percentage points to 25.2% for the three months ended June 30, 2011 from 15.3% for the three months ended June 30, 2010 due to the factors described above.
Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Net sales. Net sales increased by $103.4 million, or 87.3%, to $221.9 million for the six months ended June 30, 2011 from $118.5 million for the six months ended June 30, 2010.

	Six Months Ended June 30,
	2011		2010		Change
		% of Total		% of Total
Materials processing	$194,297	87.6%	$100,006	84.4%	$94,291	94.3%
Advanced applications	14,485	6.5%	10,065	8.5%	4,420	43.9%
Communications	9,068	4.1%	3,986	3.4%	5,082	127.5%
Medical	4,044	1.8%	4,405	3.7%	(361)	-8.2%

Total	$221,894	100.0%	$118,462	100.0%	$103,432	87.3%

Sales for materials processing applications increased due to substantially increased sales of high power lasers used in cutting and welding applications and pulsed lasers used in marking and engraving applications both due to the continued economic recovery and increased acceptance of fiber laser technology. An increasing number of OEM customers have developed cutting systems that use our high power lasers and sales of these systems are gaining sales from gas laser systems. In addition, new welding processes using fiber lasers have been developed increasing sales of lasers for this application which are replacing traditional laser and non-laser welding technologies. Sales for communications applications increased due to increased sales of broad-band systems in Russia. The increase in sales of advanced applications was due to increased sales for optical pumping and research and development applications and higher sales of high-power lasers used in government applications. Sales for medical applications decreased due to decreased demand from our established customer in the United States, partially offset by increased sales to a newer European OEM medical customer.
Cost of sales and gross margin. Cost of sales increased by $34.0 million, or 50.5%, to $101.5 million for the six months ended June 30, 2011 from $67.5 million for the six months ended June 30, 2010. Our gross margin increased to 54.2% for the six months ended June 30, 2011 from 43.1% for the six months ended June 30, 2010. Gross margin increased due to an improvement in manufacturing efficiency because the increase in manufacturing expenses was less than the increase in net sales. Absorption of our fixed manufacturing costs was also more favorable due to an increase in production volume, part of which was sold and part of which was placed in inventory. In addition, cost of sales benefited from a reduction in the cost per watt of our diodes and a decrease in the cost of internally manufactured optical components and accessories. Expenses related to inventory reserves and other valuation adjustments increased by $0.8 million to $2.2 million, or 10.0% of sales for the six months ended June 30, 2011 as compared to $1.4 million, or 1.2%, of sales for the six months ended June 30, 2010.
Sales and marketing expense. Sales and marketing expense increased by $1.5 million, or 16.5%, to $10.8 million for the six months ended June 30, 2011 from $9.3 million for the six months ended June 30, 2010, primarily as a result of an increase in personnel costs due to an increase in headcount, stock-based compensation and bonus accruals, partially offset by a decrease in depreciation expense related to products used for demonstration purposes. As a percentage of sales, sales and marketing expense decreased to 4.9% for the six months ended June 30, 2011 from 7.8% for the six months ended June 30, 2010.
Research and development expense. Research and development expense increased $3.4 million, or 38.9%, to $12.3 million for the six months ended June 30, 2011, compared to $8.9 million for the six months ended June 30, 2010, primarily as a result of an increase in personnel costs and material expenses. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of integrated systems and new products operating at different wavelengths and higher output powers and new complementary accessories to be used with our products. As a percentage of sales, research and development expense decreased to 5.6% for the six months ended June 30, 2011 from 7.5% for the six months ended June 30, 2010.

General and administrative expense. General and administrative expense increased by $2.3 million, or 16.1%, to $16.5 million for the six months ended June 30, 2011 from $14.2 million for the six months ended June 30, 2010, primarily due to an increase in personnel costs resulting from an increase in headcount, stock-based compensation and accruals for bonuses, partially offset by a decrease in legal fees related to a patent infringement action and lower bad debt expense. We will continue to incur significant legal expenses and expect legal expenses to increase in the third quarter as we prepare for the trial which is scheduled for September 2011. Stock-based compensation increased in part due to change in assumptions made during 2011 regarding how expense is recognized over the service period and increased fair value of stock options and restricted stock. As a percentage of sales, general and administrative expense decreased to 7.4% for the six months ended June 30, 2011 from 12.0% for the six months ended June 30, 2010.
Effect of exchange rates on Sales, Gross Margin and Operating Expenses. We estimate that if exchange rates had been the same as one year ago, sales for the six months ended June 30, 2011 would have been $8.5 million lower, gross margin would have been $3.5 million lower and operating expenses in total would have been $1.1 million lower.
(Gain) loss on foreign exchange. We incurred a foreign exchange loss of $0.5 million for the six months ended June 30, 2011 as compared to an exchange gain of $2.4 million for the six months ended June 30, 2010 primarily due to the appreciation of the Euro against the U.S. Dollar.
Interest expense. Interest expense, net remained consistent at $0.4 million for the six months ended June 30, 2011 and for the six months ended June 30, 2010.
Provision for income taxes. Provision for income taxes was $24.3 million for the six months ended June 30, 2011 compared to $6.8 million for the six months ended June 30, 2010, representing an effective tax rate of 30.7% and 33.0% for the six months ended June 30, 2011 and 2010, respectively. The decrease in effective rate was due primarily to the mix of income earned in various tax jurisdictions.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $40.1 million to $53.8 million for the six months ended June 30, 2010 from $13.7 million for the six months ended June 30, 2010. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 12.6 percentage points to 24.2% for the six months ended June 30, 2011 from 11.6% for the six months ended June 30, 2010 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of June 30, 2011 consisted of cash and cash equivalents of $188.2 million, unused credit lines and overdraft facilities of $52.2 million and working capital (excluding cash) of $120.8 million. This compares to cash and cash equivalents of $147.9 million, unused credit lines and overdraft facilities of $51.5 million and working capital (excluding cash) of $70.2 million as of December 31, 2010. The increase in cash and cash equivalents of $40.3 million from December 31, 2010 relates primarily to cash provided by operating activities in the six months ended June 30, 2011 of $27.0 million, a non- controlling equity investment of $20.0 million in our Russian subsidiary by The Russian Corporation of Nanotechnologies (“Rusnano”) and exercises of employee stock options and related tax benefit, offset by capital expenditures of $22.8 million. Cash provided by the Rusnano investment is used to fund the expansion of our business in Russia, including operating expenses, investments in working capital and capital expenditures. This funding is not available for use outside of Russia. Total cash investment provided by Rusnano is $45.0 million.
Our long-term debt consists primarily of a $16.0 million secured variable-rate note, of which $1.3 million is the current portion. During the second quarter of 2010 we renegotiated the terms of this note, extending its maturity from August 2013 to June 2015, at which time the outstanding debt balance would be $10.7 million. The variable interest rate was fixed by means of an interest rate swap through the original maturity date and that swap is still in place. In October 2010, we fixed the interest rate on this debt for the period from the original maturity date to the extended maturity date by means of a forward starting interest rate swap. The note is secured by a mortgage on real estate and buildings that we own in Massachusetts. In January 2011, we entered into a 10 year Euro 1.4 million ($2.0 million) mortgage obligation to fund the purchase of a new building in Italy, of which $0.3 million is the current portion. The interest on this mortgage obligation is fixed at 4.96% and it amortizes in full over the term of the obligation. The remaining long term debt consists of Euro 0.2 million ($0.3 million) seller provided financing relating to the purchase of Cosytronic, KG in 2010.
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
The following table details our line-of-credit facilities as of June 30, 2011:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $35 million	LIBOR plus 0.125% to 1.625%, depending on our performance	July 2015	Unsecured

Euro Credit Facility (Germany)(2)	Euro 15.0 million ($21.6 million)	Euribor + 0.85% or EONIA 1.2%	June 2012	Unsecured, guaranteed by parent company

Common pool of assets
Euro Overdraft Facilities	Euro 2.6 million ( $3.7 million)	2.5%-6.5%	Between February 2012 and July 2012	of German and Italian subsidiaries

(1)	$15.0 million of this credit facility is available to our foreign subsidiaries in their respective local currencies, including India, Italy, China, Japan and South Korea. Total drawings at June 30, 2011 were $3.5 million with a weighted average interest rate of 1.3%.

(2)	$4.3 million of this credit facility is available to our Russian subsidiary and $4.3 million is available to our Italian subsidiary. Total drawing at June 30, 2011 was $3.1 million with an interest rate of 2.1%.
Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $21.6 million, respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. For trailing twelve month periods until March 2011, up to $15.0 million of our capital expenditures were treated as funded from the proceeds of our initial public offering. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the six months ended June 30, 2011.
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
In December 2010, we completed the sale of a 12.5% minority interest of our Russian subsidiary, NTO IRE-Polus, to Rusnano for $25.0 million. Terms of the investment allow Rusnano to put the investment to the Company for redemption in either cash or our stock, at the option of Rusnano, from December 2015 to December 2017. The Company also has certain rights to call the investment from December 2013 to December 2017. In addition, the Company has rights to call the investment at any time if the Company is no longer permitted to consolidate the financial results of NTO IRE-Polus under accounting principles generally accepted in the United States of America. Furthermore, if Rusnano owns less than 10.01% of NTO IRE-Polus, the Company has a call option and Rusnano has a put option for Rusnano’s entire share. We are required to account for the put rights on our balance sheet as a liability or other than permanent equity. Rusnano purchased an additional 10% of our Russian subsidiary in June 2011 for $20.0 million as NTO IRE-Polus attained certain minimum revenue thresholds. This additional investment is also subject to the put and call provisions described above. See Note 8 in Notes to Consolidated Financial Statements.
Operating activities. Net cash provided by operating activities increased by $3.6 million to $27.0 million for the six months ended June 30, 2011 from $23.4 million for the six months ended June 30, 2010, primarily resulting from:
•	An increase in cash provided by net income after adding back non-cash charges of $60.8 million in the six months ended June 30, 2011 as compared to the same period in 2010; partially offset by

•	An increase in inventory of $35.2 million in the six months ended June 30, 2011 compared to an increase of inventory of $9.5 million in the six months ended June 30, 2010; and
•	A decrease in accrued expenses and other liabilities of $2.7 million in the six months ended June 30, 2011 compared to an increase of $13.2 million in the six months ended June 30, 2010; and
•	A decrease in income and other taxes payable of $4.4 million in the six months ended June 30, 2011 compared to an increase of $2.8 million in the six months ended June 30, 2010; and
•	An increase in Accounts receivable of $16.9 million in the six months ended June 30, 2011 compared to $12.7 million increase in the six months ended June 30, 2010.
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
Investing activities. Net cash used in investing activities was $23.1 million and $12.7 million in the six months ended June 30, 2011 and 2010, respectively. The cash used in investing activities in 2011 related to the purchase of new buildings in Germany and Japan and start of the construction of a new building in Russia. In the six months ended June 30, 2010, cash used in investing activities was related to the purchase of a new building in South Korea to house a new laser application center, the acquisitions of Photonics Innovations Inc. and Cosytronic, KG and purchases of equipment primarily in the United States and Germany.
We expect to incur approximately $50 million in capital expenditures, excluding acquisitions, in 2011. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash provided by financing activities was $29.7 million in the six months ended June 30, 2011 as compared to net cash provided by financing activities of $1.1 million in the six months ended June 30, 2010. The cash provided by financing activities in 2011 was primarily related to cash received from Rusnano for a 10% interest in our Russian subsidiary and cash provided by the exercise of stock options. The cash provided by financing activities in 2010 was primarily related to the exercise of stock options and net drawings on line-of-credit facilities.
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
     Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen, the Russian Ruble, and Chinese Yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen and the Russian Ruble. Gains on foreign exchange transactions totaled $0.2 million and $2.3 million for the three months ended June 30, 2011 and 2010, respectively. Management believes that the use of foreign currency hedging instruments reduces the risks of certain foreign currency transactions; however, these instruments provide only limited protection. We have foreign currency hedges as of June 30, 2011, however, we will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the first half of 2011 with respect to those proceedings previously reported in our Annual

Report on Form 10-K for the year ended December 31, 2010, except that the trial date for the IMRA America litigation has been set to September 2011.
ITEM 1A. RISK FACTORS
     None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (Removed and Reserved)
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     (a) Exhibits

Exhibit
No.	Description
12.1	Statement Re Computation of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION
Date: August 8, 2011	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2011	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Vice President and Chief Financial Officer (Principal Financial Officer)