Form 10-Q
period 2011-09-30
IPG PHOTONICS CORP
filed 2011-11-08
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑
     As of November 3, 2011, there were 47,541,070 shares of the registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$196,586	$147,860
Accounts receivable, net	80,361	55,399
Inventories, net	117,276	72,470
Prepaid income taxes and income taxes receivable	14,494	2,663
Prepaid expenses and other current assets	13,532	13,816
Deferred income taxes, net	9,363	8,593

Total current assets	431,612	300,801
DEFERRED INCOME TAXES, NET	4,763	4,489
INTANGIBLE ASSETS, NET	6,954	7,131
PROPERTY, PLANT AND EQUIPMENT, NET	143,339	120,683
OTHER ASSETS	9,656	8,751

TOTAL	$596,324	$441,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$7,731	$6,841
Current portion of long-term debt	1,546	1,333
Accounts payable	15,241	9,510
Accrued expenses and other liabilities	51,248	50,105
Deferred income taxes, net	5,863	3,387
Income taxes payable	29,029	11,594

Total current liabilities	110,658	82,770
OTHER LONG-TERM LIABILITIES	4,756	1,735
LONG-TERM DEBT, NET OF CURRENT PORTION	16,296	15,644
REDEEMABLE NONCONTROLLING INTERESTS	45,651	24,903

Total liabilities	177,361	125,052

COMMITMENTS AND CONTINGENCIES (NOTE 13)
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 47,526,216 shares issued and outstanding at September 30, 2011; 46,988,566 shares issued and outstanding at December 31, 2010	5	5
Additional paid-in capital	329,416	310,218
Retained earnings	91,753	5,567
Accumulated other comprehensive (loss) income	(2,447)	810

Total IPG Photonics Corporation stockholders’ equity	418,727	316,600
NONCONTROLLING INTERESTS	236	203

Total stockholders’ equity	418,963	316,803

TOTAL	$596,324	$441,855

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(in thousands, except per share data)
NET SALES	$129,064	$79,809	$350,958	$198,271
COST OF SALES	58,605	39,878	160,127	107,332

GROSS PROFIT	70,459	39,931	190,831	90,939

OPERATING EXPENSES:
Sales and marketing	5,656	4,527	16,451	13,797
Research and development	6,501	4,981	18,842	13,868
General and administrative	10,997	7,800	27,499	22,012
(Gain) loss on foreign exchange	(1,927)	2,078	(1,413)	(325)

Total operating expenses	21,227	19,386	61,379	49,352

OPERATING INCOME	49,232	20,545	129,452	41,587

OTHER EXPENSE, Net:
Interest expense, net	(209)	(350)	(585)	(749)
Other income (expense), net	145	(322)	(465)	(414)

Total other expense	(64)	(672)	(1,050)	(1,163)

INCOME BEFORE PROVISION FOR INCOME TAXES	49,168	19,873	128,402	40,424
PROVISION FOR INCOME TAXES	(14,899)	(6,558)	(39,248)	(13,340)

NET INCOME	34,269	13,315	89,154	27,084
LESS: NET INCOME ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	1,400	89	2,481	155

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$32,869	$13,226	$86,673	$26,929

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS
CORPORATION PER SHARE:
Basic	$0.68	$0.28	$1.82	$0.58
Diluted	$0.66	$0.28	$1.77	$0.57
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,483	46,533	47,298	46,285
Diluted	48,747	47,700	48,684	47,410
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,154	$27,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,182	16,098
Deferred income taxes	564	(2,073)
Stock-based compensation	6,180	2,478
Gains on foreign currency transactions	(182)	(325)
Other	548	142
Provisions for inventory, warranty & bad debt	11,859	8,110
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(26,221)	(24,105)
Inventories	(52,261)	(18,005)
Prepaid expenses and other current assets	(1,748)	(969)
Accounts payable	5,475	3,470
Accrued expenses and other liabilities	(2,473)	15,962
Income and other taxes payable	6,918	1,540

Net cash provided by operating activities	55,995	29,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(34,750)	(14,201)
Acquisition of businesses, net of cash acquired	(450)	(4,108)
Other	189	171

Net cash used in investing activities	(35,011)	(18,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	8,683	9,147
Payments on line-of-credit facilities	(8,098)	(10,629)
Sale of redeemable noncontrolling interests	19,973	—
Principal payments on long-term borrowings	(1,046)	(1,000)
Exercise of employee stock options, issuances under employee stock purchase plan and related tax benefit from exercise	12,001	6,714
Other	—	(100)

Net cash provided by financing activities	31,513	4,132

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3,771)	(1,691)

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,726	13,710
CASH AND CASH EQUIVALENTS — Beginning of period	147,860	82,920

CASH AND CASH EQUIVALENTS — End of period	$196,586	$96,630

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$809	$757

Cash paid for income taxes	$19,465	$6,363

Non-cash transactions:
Demonstration units transferred from inventory to other assets	$2,185	$1,462
Amounts related to acquisition of businesses included in accounts payable and accrued expenses and other liabilities	$882	$1,120
Additions to property, plant and equipment included in accounts payable	$782	$530
Change in fair value of warrant	$570	$—
Property purchase financed with debt	$1,853	$—
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Nine Months Ended September 30,
	2011		2010
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	46,988,566	$5	46,076,472	$5
Exercise of stock options	521,578	—	638,611	—
Common stock issued under employee stock purchase plan	16,072	—	24,829	—

Balance, end of period	47,526,216	5	46,739,912	5

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		310,218		293,743
Stock-based compensation		6,180		2,477
Exercise of stock options and related tax benefit from exercise		11,583		6,393
Common stock issued under employee stock purchase plan		418		321
Fair value of warrant transferred to additional paid-in capital upon exercise		674		—
Sale of redeemable noncontrolling interests (“NCI”)		10,138		—
Increase redeemable NCI to initial redemption value		(9,795)		—

Balance, end of period		329,416		302,934

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance, beginning of year		5,567		(48,424)
Net income attributable to IPG Photonics Corporation		86,673		26,929
Adjustments to redemption value of redeemable noncontrolling interests		(487)		—

Balance, end of period		91,753		(21,495)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year		810		11,106
Translation adjustments		(5,324)		(7,162)
Unrealized loss on derivatives, net of tax		(111)		(232)
Change in carrying value of auction rate securities		363		—
Attribution to NCI & redeemable NCI		1,815		—

Balance, end of period		(2,447)		3,712

TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		418,727		285,156

NONCONTROLLING INTERESTS
Balance, beginning of year		203		141
Net income attributable to NCI		45		155
Other comprehensive (loss) income attributable to NCI		(12)		—

Balance, end of period		236		296

TOTAL STOCKHOLDERS’ EQUITY		$418,963		$285,452

COMPREHENSIVE INCOME
Net income		$89,154		$27,084
Other comprehensive loss:
Translation adjustments		(5,324)		(7,162)
Unrealized loss on derivatives, net of tax		(111)		(232)
Change in carrying value of auction rate securities		363		—
Change in cumulative translation adjustment attributable to NCI & redeemable NCI		1,815		—

Total comprehensive income		$85,897		$19,690

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
3. INVENTORIES, NET
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Components and raw materials	$42,428	$25,126
Work-in-process	39,300	24,392
Finished goods	35,548	22,952

Total	$117,276	$72,470

     The Company recorded inventory provisions totaling $4.2 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively. These provisions related to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. ACCRUED EXPENSES AND OTHER LIABILITIES
     Accrued expenses and other liabilities consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Accrued Compensation	$21,229	$16,065
Customer Deposits and Deferred Revenue	15,827	20,685
Current Portion of Accrued Warranty	6,584	6,917
Other	7,608	6,438

Total	$51,248	$50,105

5. FINANCING ARRANGEMENTS
     The Company’s borrowings under existing financing arrangements consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Revolving Line-of-Credit Facilities:
Euro Overdraft Facilities	$2,636	$1,882
Foreign subsidiary drawings on U.S. Line of Credit	5,095	4,959

Total	$7,731	$6,841

Term Debt:
U.S. Long-Term Note	$15,667	$16,666
Other notes payable	2,175	311
Less: current portion	(1,546)	(1,333)

Total long-term debt	$16,296	$15,644

     The U.S. line of credit is available to certain foreign subsidiaries and allows for borrowings in the local currencies of those subsidiaries.
6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
     The following table sets forth the computation of basic and diluted net income attributable to IPG Photonics Corporation per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income attributable to IPG Photonics Corporation	$32,869	$13,226	$86,673	$26,929
Adjustments to redemption value of redeemable noncontrolling interests	(487)	—	(487)	—

Net income attributable to common stockholders	32,382	13,226	86,186	26,929

Weighted average shares	47,483	46,533	47,298	46,285
Dilutive effect of common stock equivalents	1,264	1,167	1,386	1,125

Diluted weighted average common shares	48,747	47,700	48,684	47,410

Basic net income attributable to IPG Photonics Corporation per share	$0.69	$0.28	$1.83	$0.58
Adjustments to redemption value of redeemable noncontrolling interests	(0.01)	—	(0.01)	—

Basic net income attributable to common stockholders	$0.68	$0.28	$1.82	$0.58

Diluted net income attributable to IPG Photonics Corporation per share	$0.67	$0.28	$1.78	$0.57
Adjustments to redemption value of redeemable noncontrolling interests	(0.01)	—	(0.01)	—

Diluted net income attributable to common stockholders	$0.66	$0.28	$1.77	$0.57

     The computation of diluted weighted average common shares excludes options to purchase 128,000 and 205,000 shares for the three months and nine months ended September 30, 2011 and 2010, respectively, because the effect would be anti-dilutive.
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
     Cash flow hedges - Our cash flow hedges are interest rate swaps under which we pay fixed rates of interest. The fair value amounts in the consolidated balance sheet were (in thousands):

					Deferred Income Taxes and Other
	Notional Amounts[1]		Other Assets		Long-Term Liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010
Interest rate swap(s)	$15,667	$16,666	$—	$—	$1,333	$1,156

Total	$15,667	$16,666	$—	$—	$1,333	$1,156

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding
     The derivative gains (losses) in the consolidated statements of income related to our interest rate swap contracts were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Effective portion recognized in other comprehensive (loss) gain, pretax:
Interest rate swap	$(38)	$90	$302	$141
Effective portion reclassified from other comprehensive (loss) gain to interest expense, pretax:
Interest rate swap	$(160)	$(171)	$(479)	$(517)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—	$—
8. REDEEMABLE NONCONTROLLING INTERESTS
     Redeemable noncontrolling interests reported in the accompanying consolidated financial statements as of September 30, 2011 consist of 22.5% of the Company’s Russian subsidiary, NTO IRE-Polus (“NTO”).

Redeemable
Noncontrolling
Interest
Balance at January 1, 2011	$24,903
Initial interest in book value of subsidiary	10,178
Increase to the initial redemption value	9,795
Net income attributable to redeemable NCI	2,435
Adjustments to redemption value	487
Other comprehensive income attributable to redeemable NCI	(2,147)

Balance at September 30, 2011	$45,651

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
     After allocating net income and other comprehensive income to the NCI, the carrying amount of the redeemable NCI was less than the accreted redemption value at September 30, 2011. Therefore, the Company recorded an adjustment of $0.5 million to increase the carrying value of the redeemable NCI and charged retained earnings. The charge is a non-fair value adjustment and is therefore also reflected in the EPS calculation.
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
     The following table presents information about our assets and liabilities measured at fair value (in thousands):

		Fair Value Measurements at
		September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$28,515	$28,515	$—	$—
Treasury bills	59,983	59,983	—	—
Auction rate securities	1,233	—	—	1,233

Total assets	$89,731	$88,498	$—	$1,233

Liabilities
Contingent purchase consideration	$1,028	$—	$—	$1,028
Warrant	77	—	—	77
Interest rate swaps	1,333	—	1,333	—

Total liabilities	$2,438	$—	$1,333	$1,105

		Fair Value Measurements at
		December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$4,223	$4,223	$—	$—
Treasury bills	55,679	55,679	—	—
Auction rate securities	921	—	—	921

Total assets	$60,823	$59,902	$—	$921

Liabilities
Contingent purchase consideration	$685	$—	$—	$685
Warrant	180	—	—	180
Interest rate swaps	1,156	—	1,156	—

Total liabilities	$2,021	$—	$1,156	$865

     The fair value of the auction rate securities considered prices observed in secondary markets for the securities held by the Company.
     The fair value of the accrued contingent purchase consideration incurred was determined using an income approach at the acquisition date and reporting date. That approach is based on significant inputs that are not observable in the market. Key assumptions include assessing the probability of meeting certain milestones required to earn the contingent consideration. As of September 30, 2011, the Company has accrued a liability of $1.0 million for the estimated fair value of contingent considerations expected to be payable upon the acquired company reaching specific performance metrics over a three year period. As of September 30, 2011, the ranges of outcomes and key assumptions have not changed materially.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2011	2010	2011	2010
Auction Rate Securities

Balance, beginning of period	$870	$1,284	$921	$1,284
Period transactions	—	—	—	—
Change in fair value	363	(244)	312	(244)
Redeemed by issuers at par	—	(25)	—	(25)

Balance, end of period	$1,233	$1,015	$1,233	$1,015

Contingent Purchase Consideration

Balance, beginning of period	$1,047	$289	$685	$—
Period transactions	—	381	282	670
Change in fair value	(19)	—	61	—

Balance, end of period	$1,028	$670	$1,028	$670

Warrant

Balance, beginning of period	$160	$—	$180	$—
Period transactions	—	—	(674)	—
Change in fair value	(83)	—	571	—

Balance, end of period	$77	$—	$77	$—

10. INTANGIBLES

	September 30, 2011				December 31, 2010
	Gross Carrying	Accumulated	Net Carrying	Weighted-	Gross Carrying	Accumulated	Net Carrying	Weighted-
(In thousands)	Amount	Amortization	Amount	Average Lives	Amount	Amortization	Amount	Average Lives
Amortizable intangible assets
Patents	$4,664	$(3,048)	$1,616	6 Years	$4,664	$(2,361)	$2,303	6 Years
Customer relationships	3,715	(1,471)	2,244	5 Years	3,633	(998)	2,635	5 Years
Production know-how	2,566	(484)	2,082	9 Years	2,518	(335)	2,183	9 Years
Technology license	1,202	(200)	1,002	4 Years	—	—	—
Other identifiable intangibles	10	—	10		10	—	10

	$12,157	$(5,203)	$6,954		$10,825	$(3,694)	$7,131

     The Company completed an acquisition through its Italian subsidiary in the first quarter of 2011. Consideration included cash payments aggregating $0.9 million and contingent consideration with an aggregate fair value of $0.3 million. Net assets acquired primarily consisted of intangible assets related to design license rights aggregating $1.2 million.
     The Company completed two acquisitions in 2010, one in the U.S. in the first quarter and one in Germany in the second quarter. Consideration paid included cash payments aggregating $4.5 million and contingent consideration and seller provided financing with an aggregate fair value of $1.0 million. Net assets acquired primarily consisted of intangible assets (patents, customer relationships, and production know-how with weighted-average estimated useful lives of 10 years, 5 years and 9 years, respectively) aggregating $5.2 million.
     Amortization expense for the three months and nine months ended September 30, 2011 was $0.4 million and $1.5 million, respectively. The estimated future amortization expense for intangibles as of September 30, 2011 and for the remainder of 2011 and subsequent years is as follows (in thousands):

2011	2012	2013	2014	2015	Thereafter	Total
$574	$2,011	$1,392	$1,233	$507	$1,237	$6,954

11. PRODUCT WARRANTIES
     The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company’s sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the nine months ended September 30, 2011 and 2010 (in thousands).

	2011	2010
Balance at January 1	$6,917	$3,886
Provision for warranty accrual	5,599	4,580
Warranty claims and other reductions	(3,354)	(2,267)
Foreign currency translation	30	(82)

Balance at September 30	$9,192	$6,117

     Accrued warranty reported in the accompanying consolidated financial statements as of September 30, 2011 consists of $6.6 million in accrued expenses and other liabilities and $2.6 million in other long-term liabilities.
12. INCOME TAXES
     A reconciliation of the total amounts of unrecognized tax benefits is as follows (in thousands):

2011
Balance at January 1	$2,951
Gross decreases — tax positions in prior periods	—
Gross increases — tax positions in prior periods	1,013

Balance at September 30	$3,964

     Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company’s effective tax rate, if recognized.
13. COMMITMENTS AND CONTINGENCIES
     In November 2006, the Company was sued for patent infringement relating to certain of its U.S. products. The plaintiff sought damages, including for alleged lost profits, of over $26 million through June 2011, treble damages and attorneys fees for alleged willful infringement and injunctive relief. After the trial in September-October 2011, the jury returned a unanimous verdict that the Company did not infringe. The plaintiff has stated that it intends to file certain post-trial motions, and also has the right to appeal the verdict, but has not done either. The Company plans to vigorously contest any such post-trial motions and appeals. No loss is deemed probable at September 30, 2011 and no amounts have been accrued in respect of this contingency.
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
     Net sales. Our net sales have historically fluctuated from quarter to quarter. The increase or decrease in sales from a prior quarter can be affected by the timing of orders received from customers, the shipment, installation and acceptance of products at our customers’ facilities, the mix of OEM orders and one-time orders for products with large purchase prices, and seasonal factors such as the purchasing patterns and levels of activity throughout the year in the regions where we operate. Historically, our net sales have been higher in the second half of the year than in the first half of the year. Furthermore, net sales can be affected by the time taken to qualify our products for use in new applications in the end markets that we serve. The adoption of our products by a new customer or qualification of a new application can lead to an increase in net sales for a period, which may then slow until we further penetrate new markets or obtain new customers. Our net sales can also be affected from quarter to quarter by the general level of worldwide economic activity, including economic expansion or contraction, and expenditures on capital equipment. In general, increases in worldwide economic activity have a positive effect on our sales and decreases in economic activity have a negative effect on our sales.
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
     Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales were 20% for the nine months ended September 30, 2011, 19% during 2010, 12% in 2009 and 17% in 2008. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010
Net sales. Net sales increased by $49.3 million, or 61.7%, to $129.1 million for the three months ended September 30, 2011 from $79.8 million for the three months ended September 30, 2010 (in thousands).

	Three Months Ended September 30,
	2011		2010		Change
		% of Total		% of Total
Materials processing	$114,292	88.5%	$67,540	84.7%	$46,752	69.2%
Advanced applications	5,017	3.9%	5,684	7.1%	(667)	-11.7%
Communications	7,352	5.7%	5,206	6.5%	2,146	41.2%
Medical	2,403	1.9%	1,379	1.7%	1,024	74.3%

Total	$129,064	100.0%	$79,809	100.0%	$49,255	61.7%

Sales for materials processing applications increased due to substantially increased sales of high power lasers used in cutting and welding applications and pulsed lasers used in marking and engraving applications both due to the continued economic recovery and, in the high power product line, due to increased acceptance of fiber laser technology. An increasing number of OEM customers have developed cutting systems that use our high power lasers and sales of these systems are displacing gas laser systems. In addition, new welding processes using fiber lasers have been developed, increasing sales of lasers for this application which are replacing traditional laser and non-laser welding technologies. Sales for communications applications increased due to increased sales of broad-band systems in Russia. Sales for medical applications increased due to increased demand from our established customer in the United States and increased sales to a European OEM medical customer. The decrease in sales of advanced applications was due to decreased sales for optical trapping in research and development applications and optical pumping of high-power lasers used in government applications.
Cost of sales and gross margin. Cost of sales increased by $18.7 million, or 47.0%, to $58.6 million for the three months ended September 30, 2011 from $39.9 million for the three months ended September 30, 2010. Our gross margin increased to 54.6% for the three months ended September 30, 2011 from 50.0% for the three months ended September 30, 2010. Gross margin increased due to an improvement in manufacturing efficiency because the increase in manufacturing expenses was less than the increase in net sales. Absorption of our fixed manufacturing costs was also more favorable due to an increase in production volume, part of which was sold and part of which was placed in inventory. In addition, cost of sales benefited from a reduction in the cost per watt of our diodes and a decrease in the cost of internally manufactured optical components and accessories. Expenses related to inventory reserves and other valuation adjustments increased by $1.3 million to $2.0 million, or 1.5% of sales for the three months ended September 30, 2011, as compared to $0.7 million, or 0.9% of sales for the three months ended September 30, 2010.
Sales and marketing expense. Sales and marketing expense increased by $1.2 million, or 24.9%, to $5.7 million for the three months ended September 30, 2011 from $4.5 million for the three months ended September 30, 2010, primarily as a result of an increase in personnel costs due to an increase in headcount, stock-based compensation and bonus accruals. Bonus accruals increased due to an increase in net sales and headcount. Stock-based compensation increased primarily due to increased fair value of stock options and restricted stock issued during 2011. As a percentage of sales, sales and marketing expense decreased to 4.4% for the three months ended September 30, 2011 from 5.7% for the three months ended September 30, 2010.
Research and development expense. Research and development expense increased $1.5 million, or 30.5%, to $6.5 million for the three months ended September 30, 2011, compared to $5.0 million for the three months ended September 30, 2010, primarily as a result of an increase in personnel costs and material expenses. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of integrated systems and new products operating at different wavelengths and higher output powers and new complementary accessories to be used with our products. As a percentage of sales, research and development expense decreased to 5.0% for the three months ended September 30, 2011 from 6.2% for the three months ended September 30, 2010.

General and administrative expense. General and administrative expense increased by $3.2 million, or 41.0%, to $11.0 million for the three months ended September 30, 2011 from $7.8 million for the three months ended September 30, 2010, primarily due to an increase in legal fees and personnel costs resulting from an increase in headcount, stock-based compensation and accruals for bonuses. The preparation for and patent litigation trial at the end of the third quarter caused legal fees to increase substantially over the prior year. Bonus compensation increased due to an improvement in our financial results. Stock-based compensation increased primarily due to an increase in the fair value of stock options and restricted stock. As a percentage of sales, general and administrative expense decreased to 8.5% for the three months ended September 30, 2011 from 9.8% for the three months ended September 30, 2010.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates had been the same as one year ago, net sales for the three months ended September 30, 2011 would have been $7.3 million lower, gross profit would have been $3.4 million lower and total operating expenses would have been $0.9 million lower.
(Gain) loss on foreign exchange. Foreign exchange gain was $1.9 million for the three months ended September 30, 2011 as compared to an exchange loss of $2.1 million for the three months ended September 30, 2010 primarily due to the appreciation of the US Dollar as compared to the Euro during the three months ended September 30, 2011 and the depreciation of the US Dollar as compared to the Euro for the three months ended September 30, 2010. At the end of the third quarter our primary exposure to foreign exchange risk was due to our net dollar denominated assets held by subsidiaries with a Euro functional currency and net dollar denominated liabilities held by our Chinese subsidiary with a Yuan functional currency.
Interest expense, net. Interest expense, net decreased to $0.2 million for the three months ended September 30, 2011 compared to $0.4 million for the three months ended September 30, 2010.
Provision for income taxes. Provision for income taxes was $14.9 million for the three months ended September 30, 2011 compared to $6.6 million for the three months ended September 30, 2010, representing an effective tax rate of 30.3% and 33.0% for the three months ended September 30, 2011 and 2010, respectively. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The decrease in effective rate was due primarily to the mix of income earned in various tax jurisdictions and the benefit of qualified production activities income deductions in the United States.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $19.7 million to $32.9 million for the three months ended September 30, 2011 compared to $13.2 million for the three months ended September 30, 2010. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 8.9 percentage points to 25.5% for the three months ended September 30, 2011 from 16.6% for the three months ended September 30, 2010 due to the factors described above.
Results of Operations for the Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010
Net sales. Net sales increased by $152.7 million, or 77.0%, to $351.0 million for the nine months ended September 30, 2011 from $198.3 million for the nine months ended September 30, 2010.

	Nine Months Ended September 30,
	2011		2010		Change
		% of Total		% of Total
Materials processing	$308,542	87.9%	$167,546	84.6%	$140,996	84.2%
Advanced applications	19,550	5.6%	15,749	7.9%	3,801	24.1%
Communications	16,419	4.7%	9,192	4.6%	7,227	78.6%
Medical	6,447	1.8%	5,784	2.9%	663	11.5%

Total	$350,958	100.0%	$198,271	100.0%	$152,687	77.0%

Sales for materials processing applications increased due to substantially increased sales of high power lasers used in cutting and welding applications and pulsed lasers used in marking and engraving applications both due to the continued economic recovery and increased acceptance of fiber laser technology. An increasing number of OEM customers have developed cutting systems that use our high power lasers and sales of these systems are displacing sales from gas laser systems. In addition, new welding processes using fiber lasers have been developed increasing sales of lasers for this application which are replacing traditional laser and non-laser welding technologies. Sales for communications applications increased due to increased sales of broad-band systems in Russia. The increase in sales of advanced applications was due to increased sales for optical pumping and research and development applications and higher sales of high-power lasers used in government applications. Sales for medical applications increased due to increased sales to a European OEM medical customer.
Cost of sales and gross margin. Cost of sales increased by $52.8 million, or 49.2%, to $160.1 million for the nine months ended September 30, 2011 from $107.3 million for the nine months ended September 30, 2010. Our gross margin increased to 54.4% for the nine months ended September 30, 2011 from 45.9% for the nine months ended September 30, 2010. Gross margin increased due to an improvement in manufacturing efficiency because the increase in manufacturing expenses was less than the increase in net sales. Absorption of our fixed manufacturing costs was also more favorable due to an increase in production volume, part of which was sold and part of which was placed in inventory. In addition, cost of sales benefited from a reduction in the cost per watt of our diodes and a decrease in the cost of internally manufactured optical components and accessories. Expenses related to inventory reserves and other valuation adjustments increased by $2.0 million to $4.2 million, or 1.2% of sales for the nine months ended September 30, 2011 as compared to $2.2 million, or 1.1%, of sales for the nine months ended September 30, 2010.
Sales and marketing expense. Sales and marketing expense increased by $2.7 million, or 19.2%, to $16.5 million for the nine months ended September 30, 2011 from $13.8 million for the nine months ended September 30, 2010, primarily as a result of an increase in personnel costs due to an increase in headcount, stock-based compensation and bonus accruals, partially offset by a decrease in depreciation expense related to products used for demonstration purposes. As a percentage of sales, sales and marketing expense decreased to 4.7% for the nine months ended September 30, 2011 from 7.0% for the nine months ended September 30, 2010.
Research and development expense. Research and development expense increased $4.9 million, or 35.9%, to $18.8 million for the nine months ended September 30, 2011, compared to $13.9 million for the nine months ended September 30, 2010, primarily as a result of an increase in personnel costs and material expenses. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of integrated systems and new products operating at different wavelengths and higher output powers and new complementary accessories to be used with our products. As a percentage of sales, research and development expense decreased to 5.4% for the nine months ended September 30, 2011 from 7.0% for the nine months ended September 30, 2010.
General and administrative expense. General and administrative expense increased by $5.5 million, or 24.9%, to $27.5 million for the nine months ended September 30, 2011 from $22.0 million for the nine months ended September 30, 2010, primarily due to an increase in personnel costs resulting from an increase in headcount, stock-based compensation and accruals for bonuses as well as travel expenses, partially offset by a decrease in consulting expenses and lower bad debt expense. Stock-based compensation increased in part due to changes in assumptions made during 2011 regarding how expense is recognized over the service period and an increase in the fair value of stock options and restricted stock. As a percentage of sales, general and administrative expense decreased to 7.8% for the nine months ended September 30, 2011 from 11.1% for the nine months ended September 30, 2010.
Effect of exchange rates on Sales, Gross Margin and Operating Expenses. We estimate that if exchange rates had been the same as one year ago, sales for the nine months ended September 30, 2011 would have been $15.9 million lower, gross margin would have been $6.9 million lower and operating expenses in total would have been $1.9 million lower.
(Gain) loss on foreign exchange. Foreign exchange gain was $1.4 million for the nine months ended September 30, 2011 as compared to an exchange gain of $0.3 million for the nine months ended September 30, 2010 primarily due to the depreciation of the Euro against the U.S. Dollar. At the end of the third quarter our primary exposure to foreign exchange risk was due to our net dollar denominated assets held by subsidiaries with a Euro functional currency and net dollar denominated liabilities held by our Chinese subsidiary with a Yuan functional currency.
Interest expense. Interest expense, net decreased to $0.6 million for the nine months ended September 30, 2011 from $0.7 million for the nine months ended September 30, 2010.
Provision for income taxes. Provision for income taxes was $39.2 million for the nine months ended September 30, 2011 compared to $13.3 million for the nine months ended September 30, 2010, representing an effective tax rate of 30.6% and 33.0% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in effective rate was due primarily to the mix of income earned in various tax jurisdictions and the benefit of qualified production activities income deductions in the United States.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $59.8 million to $86.7 million for the nine months ended September 30, 2010 from $26.9 million for the nine months ended September 30, 2010. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 11.1 percentage points to 24.7% for the nine months ended September 30, 2011 from 13.6% for the nine months ended September 30, 2010 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of September 30, 2011 consisted of cash and cash equivalents of $196.6 million, unused credit lines and overdraft facilities of $48.4 million and working capital (excluding cash) of $124.4 million. This compares to cash and cash equivalents of $147.9 million, unused credit lines and overdraft facilities of $51.5 million and working capital (excluding cash) of $70.2 million as of December 31, 2010. The increase in cash and cash equivalents of $48.7 million from December 31, 2010 relates primarily to cash provided by operating activities in the nine months ended September 30, 2011 of $56.0 million, a non-controlling equity investment of $20.0 million in our Russian subsidiary by The Russian Corporation of Nanotechnologies (“Rusnano”) and exercises of employee stock options and related tax benefit, offset by capital expenditures of $34.8 million. Cash provided by the Rusnano investment is being used to fund the expansion of our business in Russia, including operating expenses, investments in working capital and capital expenditures. This funding is not available for use outside of Russia. Total cash investment provided by Rusnano including investments made in 2010 is $45.0 million. As of September 30, 2011, $4.8 million of the total investment had been dispensed for operating expenses, investments in working capital and capital expenditures.
Our long-term debt consists primarily of a $15.7 million secured variable-rate note, of which $1.3 million is the current portion. During the second quarter of 2010 we renegotiated the terms of this note, extending its maturity from August 2013 to June 2015, at which time the outstanding debt balance will be $10.7 million. The variable interest rate was fixed by means of an interest rate swap through the original maturity date and that swap is still in place. In October 2010, we fixed the interest rate on this debt for the period from the original maturity date to the extended maturity date by means of a forward starting interest rate swap. The note is secured by a mortgage on real estate and buildings that we own in Massachusetts. In January 2011, we entered into a 10 year Euro 1.4 million ($2.0 million) mortgage obligation to fund the purchase of a new building in Italy, of which $0.3 million is the current portion. The interest on this mortgage obligation is fixed at 4.96% and it amortizes in full over the term of the obligation. The remaining long term debt consists of Euro 0.2 million ($0.3 million) seller provided financing relating to the purchase of Cosytronic, KG in 2010.
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
The following table details our line-of-credit facilities as of September 30, 2011:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $35 million	LIBOR plus 0.125% to 1.625%, depending on our performance	July 2015	Unsecured

Euro Credit Facility (Germany)(2)	Euro 15.0 million ($20.4 million)	Euribor + 0.85% or EONIA 1.2%	June 2012	Unsecured, guaranteed by parent company

Euro Overdraft Facilities	Euro 2.6 million ( $3.5 million)	2.2%-6.5%	Between February 2012 and July 2012	Common pool of assets of German and Italian subsidiaries

(1)	$14.0 million of this credit facility is available to our foreign subsidiaries in their respective local currencies, including India, China, Japan and South Korea. Total drawings at September 30, 2011 were $5.1 million with a weighted-average interest rate of 1.3%.

(2)	$4.1 million of this credit facility is available to our Russian subsidiary and $4.1 million is available to our Italian subsidiary. Total drawing at September 30, 2011 was $2.3 million with an interest rate of 2.1%.
Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $20.4 million, respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the nine months ended September 30, 2011.
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
Operating activities. Net cash provided by operating activities increased by $26.6 million to $56.0 million for the nine months ended September 30, 2011 from $29.4 million for the nine months ended September 30, 2010, primarily resulting from:
•	An increase in cash provided by net income after adding back non-cash charges of $74.8 million for the nine months ended September 30, 2011 as compared to the same period in 2010;

•	An increase in income taxes payable of $6.9 million for the nine months ended September 30, 2011 compared to an increase in income taxes payable of $1.5 million for the nine months ended September 30, 2010; partially offset by

•	An increase in inventory of $52.3 million for the nine months ended September 30, 2011 compared to an increase of inventory of $18.0 million for the nine months ended September 30, 2010;

•	A decrease in accrued expenses and other liabilities of $2.5 million for the nine months ended September 30, 2011 compared to an increase of $16.0 million for the nine months ended September 30, 2010;
In 2010 we used substantially all of our net operating loss carry forwards and as a result the amount of income taxes paid in 2011 has increased and is expected to increase in the remainder of 2011 and in future periods. The timing and amount of these payments will depend upon the amount of income generated by the company and the amount of tax that we are required to pay in advance or arrears in each of the jurisdictions in which we operate.
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
Investing activities. Net cash used in investing activities was $35.0 million and $18.1 million in the nine months ended September 30, 2011 and 2010, respectively. The cash used in investing activities in 2011 related to the purchase of new buildings in Germany and Japan and start of the construction of new buildings in Russia. In the nine months ended September 30, 2010, cash used in investing activities was related to the purchase of a new building in South Korea to house a new laser application center, the acquisitions of Photonics Innovations Inc. and Cosytronic, KG and purchases of equipment primarily in the United States and Germany.
We expect to incur approximately $50 million in capital expenditures in 2011. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash provided by financing activities was $31.5 million in the nine months ended September 30, 2011 as compared to net cash provided by financing activities of $4.1 million in the nine months ended September 30, 2010. The cash provided by financing activities in 2011 was primarily related to cash received from Rusnano for a 10% interest in our Russian subsidiary and cash provided by the exercise of stock options. The cash provided by financing activities in 2010 was primarily related to the exercise of stock options and net drawings on line-of-credit facilities.
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
     Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen, the Russian Ruble, and Chinese Yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen and the Russian Ruble. Gain on foreign exchange transactions totaled $1.9 million for the three months ended September 30, 2011. Loss on foreign exchange transactions totaled $2.1 million for the three months ended September 30, 2010. Management believes that the use of foreign currency hedging instruments reduces the risks of certain foreign currency transactions; however, these instruments provide only limited protection. We have no foreign currency hedges as of September 30, 2011, however, we will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the three quarters of 2011 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, except that the trial occurred in the IMRA America litigation and the jury returned a unanimous verdict in October 2011that the Company did not infringe the patent of IMRA America. The plaintiff has stated that it intends to file certain post-trial motions, and also has the right to appeal the verdict, but has not done either.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
     In November 2006, IMRA America, Inc. filed an action against us alleging that certain products we produce infringe one U.S. patent allegedly owned by IMRA America. IMRA America alleged willful infringement and sought damages, including for alleged lost profits, of at least $26 million through June 2011, treble damages, attorneys fees and injunctive relief. IMRA America also alleged inducement of infringement and contributory infringement. We filed an answer in which we denied infringement and also filed declaratory judgment counterclaims based on this and other defenses. This lawsuit concerns products made, used, sold or offered for sale in or imported into the United States and therefore the lawsuit affects products that account for a substantial portion of our revenues. This lawsuit does not concern products, and thus revenues that are derived from products, that are not made, used, sold or offered for sale in or imported into the United States. In June 2008, the U.S. Patent and Trademark Office (“USPTO”) ordered re-examination of the patent claims asserted by IMRA America against the Company. In July 2009, the USPTO confirmed the patentability of all of the claims in the IMRA America patent over the prior art cited in the re-examination, as well as of new claims added during the re-examination. In August 2009, we submitted an additional re-examination request, which was denied by the USPTO. The USPTO issued a re-examination certificate in October 2009. The U.S. District Court adopted the claim construction of IMRA America on one of the four claim terms, but did not decide the others. In March 2011, the District Court granted our motion for partial summary judgment of no marking or no statutory notice, which had the effect of precluding IMRA America from seeking damages for any alleged infringing products sold prior to November 16, 2006, the date the lawsuit was filed, with the exception of four particular alleged infringing products, as to which IMRA America is precluded from seeking damages for sales prior to August 6, 2006. The U.S. District Court denied our motions for summary judgment on non-infringement, invalidity, no willful infringement and laches, and granted IMRA America’s motions for summary judgment on no invalidity for derivation and no equitable misconduct. The trial occurred in September-October 2011, and the jury returned a unanimous verdict that the Company did not infringe. IMRA America has stated that it intends to file certain post-trial motions, and also has the right to appeal the verdict, but has not done either. IMRA America has also informed us that it has patents and applications in the U.S. and in foreign jurisdictions directed to fiber lasers and fiber amplifiers, but has not asserted them against us. The Company has filed oppositions in Japan and Germany to two patents owned by IMRA America. In Japan, the patent office invalidated two claims and maintained 49 claims of the IMRA America patent, and we are appealing the decision. The German opposition is pending and there has been no decision.
     There can be no assurance that we will be able to dispose without a material effect any post-trial motions or appeals made in the litigation with IMRA America, or claims or other allegations made or asserted in the future. The outcome of any litigation is uncertain. Even if we ultimately are successful on the merits of any such litigation or re-examination, legal and administrative proceedings related to intellectual property are typically expensive and time-consuming, generate negative publicity and divert financial and managerial resources. Some litigants may have greater financial resources than we have and may be able to sustain the costs of complex intellectual property litigation more easily than we can.
     If we do not prevail in any intellectual property litigation brought against us it could affect our ability to sell our products and materially harm our business, financial condition and results of operations. These developments could adversely affect our ability to compete for customers and increase our revenues. Plaintiffs in intellectual property cases often seek, and sometimes obtain, injunctive relief. Intellectual property litigation commenced against us could force us to take actions that could be harmful to our business, competitive position, results of operations and financial condition, including the following:
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
     In addition, intellectual property lawsuits can be brought by third parties against OEMs and end users that incorporate our products into their systems or processes. In some cases, we indemnify OEMs against third-party infringement claims relating to our products and we often make representations affirming, among other things, that our products do not infringe the intellectual property rights of others. As a result, we may incur liabilities in connection with lawsuits against our customers. Any such lawsuits, whether or not they have merit, could be time-consuming to defend, damage our reputation or result in substantial and unanticipated costs.
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

Exhibits
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

IPG PHOTONICS CORPORATION
Date: November 8, 2011	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2011	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Vice President and Chief Financial Officer (Principal Financial Officer)