Form 10-Q
period 2012-03-31
IPG PHOTONICS CORP
filed 2012-05-08
CIK 1111928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33155

IPG PHOTONICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3444218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

50 Old Webster Road, Oxford, Massachusetts	01540
(Address of principal executive offices)	(Zip code)

(508) 373-1100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 3, 2012, there were 50,976,776 shares of the registrant’s common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

IPG PHOTONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$377,071	$180,234
Short-term investments	18,451	25,451
Accounts receivable, net	88,426	75,755
Inventories, net	123,430	116,978
Prepaid income taxes and income taxes receivable	14,434	13,285
Prepaid expenses and other current assets	14,251	11,855
Deferred income taxes, net	11,615	10,899

Total current assets	647,678	434,457
DEFERRED INCOME TAXES, NET	5,321	4,830
INTANGIBLE ASSETS, NET	5,727	6,157
PROPERTY, PLANT AND EQUIPMENT, NET	169,876	155,202
OTHER ASSETS	6,303	7,486

TOTAL	$834,905	$608,132

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$9,652	$7,057
Current portion of long-term debt	1,575	1,613
Accounts payable	13,488	11,122
Accrued expenses and other liabilities	44,014	47,285
Deferred income taxes, net	9,690	5,405
Income taxes payable	24,720	21,230

Total current liabilities	103,139	93,712
OTHER LONG-TERM LIABILITIES	9,881	8,961
LONG-TERM DEBT, NET OF CURRENT PORTION	15,132	15,726

Total liabilities	128,152	118,399
REDEEMABLE NONCONTROLLING INTERESTS	48,387	46,123
COMMITMENTS AND CONTINGENCIES (NOTE 13)
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 50,967,452 shares issued and outstanding at March 31, 2012; 47,616,115 shares issued and outstanding at December 31, 2011	5	5
Additional paid-in capital	504,243	332,585
Retained earnings	153,241	122,833
Accumulated other comprehensive income (loss)	877	(12,100)

Total IPG Photonics Corporation stockholders’ equity	658,366	443,323
NONCONTROLLING INTERESTS	—	287

Total equity	658,366	443,610

TOTAL	$834,905	$608,132

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
NET SALES	$123,192	$99,958
COST OF SALES	54,508	46,292

GROSS PROFIT	68,684	53,666

OPERATING EXPENSES:
Sales and marketing	5,132	4,948
Research and development	7,140	5,731
General and administrative	9,949	8,169
Loss on foreign exchange	1,286	720

Total operating expenses	23,507	19,568

OPERATING INCOME	45,177	34,098

OTHER EXPENSE, Net:
Interest expense, net	(129)	(206)
Other (expense) income, net	(1,094)	8

Total other expense	(1,223)	(198)

INCOME BEFORE PROVISION FOR INCOME TAXES	43,954	33,900
PROVISION FOR INCOME TAXES	(13,406)	(10,522)

NET INCOME	30,548	23,378
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	633	310

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$29,915	$23,068

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$0.63	$0.49
Diluted	$0.61	$0.47
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	48,446	47,099
Diluted	49,582	48,690

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$30,548	$23,378
Other comprehensive income, net of tax:
Translation adjustments	15,043	13,599
Unrealized gain on derivatives	57	115

Total other comprehensive income	15,100	13,714

Comprehensive income	$45,648	$37,092
Comprehensive income attributable to noncontrolling interest & redeemable noncontrolling interest	(2,765)	(949)

Comprehensive income attributable to IPG Photonics Corporation	$42,883	$36,143

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,548	$23,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,215	5,658
Deferred income taxes	2,854	5,201
Stock-based compensation	1,998	2,607
Losses on foreign currency transactions	1,747	744
Other	12	(293)
Provisions for inventory, warranty & bad debt	3,799	3,806
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(12,203)	(2,086)
Inventories	(4,027)	(13,720)
Prepaid expenses and other current assets	(2,395)	(4,610)
Accounts payable	702	3,129
Accrued expenses and other liabilities	(6,383)	(5,975)
Income and other taxes payable	5,186	(4,577)
Tax benefit from exercise of employee stock options	(1,048)	(3,108)

Net cash provided by operating activities	27,005	10,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(13,779)	(9,587)
Proceeds from short-term investments	7,001	—
Acquisition of businesses, net of cash acquired	—	(450)
Other	149	149

Net cash used in investing activities	(6,629)	(9,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	5,027	3,629
Payments on line-of-credit facilities	(2,333)	(4,044)
Purchases of noncontrolling interests	(700)	—
Principal payments on long-term borrowings	(360)	(333)
Exercise of employee stock options and issuances under employee stock purchase plan	749	4,884
Tax benefit from exercise of employee stock options	1,048	3,108
Proceeds from follow-on public offering, net of offering expenses	168,268	—

Net cash provided by financing activities	171,699	7,244

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	4,762	5,248

NET INCREASE IN CASH AND CASH EQUIVALENTS	196,837	12,758
CASH AND CASH EQUIVALENTS—Beginning of period	180,234	147,860

CASH AND CASH EQUIVALENTS—End of period	$377,071	$160,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$251	$255

Cash paid for income taxes	$6,755	$8,865

Non-cash transactions:
Demonstration units transferred from inventory to other assets	$526	$789
Amounts related to acquisition of businesses included in accounts payable and accrued expenses and other liabilities	$—	$882
Additions to property, plant and equipment included in accounts payable	$1,847	$125
Property purchase financed with debt	$—	$1,679

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2012		2011
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	47,616,115	$5	46,988,566	$5
Exercise of stock options	101,337	—	239,670	—
Common stock issued under employee stock purchase plan	—	—	1,379	—
Common stock issued in a public offering	3,250,000	—	—	—

Balance, end of period	50,967,452	5	47,229,615	5

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		332,584		310,218
Stock-based compensation		1,998		2,607
Exercise of stock options and related tax benefit from exercise		1,797		4,866
Common stock issued under employee stock purchase plan		—		18
Common stock issued in a public offering		168,268		—
Premium on purchase of noncontrolling interests (“NCI”)		(404)		—

Balance, end of period		504,243		317,709

RETAINED EARNINGS
Balance, beginning of year		122,833		5,567
Net income attributable to IPG Photonics Corporation		29,915		23,068
Adjustments to redemption value of redeemable noncontrolling interests		493		—

Balance, end of period		153,241		28,635

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year		(12,100)		810
Translation adjustments		15,043		13,599
Unrealized gain on derivatives, net of tax		57		115
Attribution to NCI & redeemable NCI		(2,123)		(634)

Balance, end of period		877		13,890

TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		658,366		360,239

NONCONTROLLING INTERESTS
Balance, beginning of year		287		203
Net income attributable to NCI		—		2
Purchase of NCI		(700)		—
Other comprehensive income attributable to NCI		9		5
Premium on purchase of NCI		404		—

Balance, end of period		—		210

TOTAL EQUITY		$658,366		$360,449

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by IPG Photonics Corporation, or “IPG”, “we”, “our”, or “the Company”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, FASB issued Accounting Standards Updates No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”), which amends current comprehensive income guidance. This accounting update eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Company adopted ASU 2011-05 in the first quarter of 2012. This adoption did not have an impact on the statement of financial condition as it only required a change in the ordering of our financial statements.

3. INVENTORIES, NET

Inventories consist of the following:

	March 31,	December 31,
	2012	2011
Components and raw materials	$42,380	$41,107
Work-in-process	45,614	40,380
Finished goods	35,436	35,491

Total	$123,430	$116,978

The Company recorded inventory provisions totaling $1,850 and $1,049 for the three months ended March 31, 2012 and 2011, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.

4. ACCRUED EXPENSES AND OTHER LIABLILITES

Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2012	2011
Accrued compensation	$12,980	$21,453
Customer deposits and deferred revenue	17,496	15,317
Current portion of accrued warranty	6,741	6,186
Other	6,797	4,329

Total	$44,014	$47,285

5. FINANCING ARRANGEMENTS

The Company’s borrowings under existing financing arrangements consist of the following:

	March 31,	December 31,
	2012	2011
Revolving line-of-credit facilities:
Other European facilities	$507	$393
European line-of-credit	4,212	2,421
Foreign subsidiary drawings on U.S. line-of-credit	4,933	4,243

Total	$9,652	$7,057

Term debt:
U.S. long-term note	$15,000	$15,333
Other notes payable	1,707	2,006
Less: current portion	(1,575)	(1,613)

Total long-term debt	$15,132	$15,726

The U.S. line of credit is available to certain foreign subsidiaries and allows for borrowings in the local currencies of those subsidiaries.

6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE

The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended March 31,
	2012	2011
Net income attributable to IPG Photonics Corporation	$29,915	$23,068
Adjustments to redemption value of redeemable noncontrolling interests	493	—

Net income attributable to common stockholders	30,408	23,068
Weighted average shares	48,446	47,099
Dilutive effect of common stock equivalents	1,136	1,591

Diluted weighted average common shares	49,582	48,690

Basic net income attributable to IPG Photonics Corporation per share	$0.62	$0.49
Adjustments to redemption value of redeemable noncontrolling interests	0.01	—

Basic net income attributable to common stockholders	$0.63	$0.49

Diluted net income attributable to IPG Photonics Corporation per share	$0.60	$0.47
Adjustments to redemption value of redeemable noncontrolling interests	0.01	—

Diluted net income attributable to common stockholders	$0.61	$0.47

The computation of diluted weighted average common shares excludes options to purchase 363,000 and 250,000 shares for the three months ended March 31, 2012 and 2011, respectively, because these options were out-of-the-money.

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

Cash flow hedges—Our cash flow hedges are interest rate swaps under which we pay fixed rates of interest. The fair value amounts in the consolidated balance sheet were:

	Notional Amounts[1]		Other Assets		Other Long-Term Liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011	2012	2011
Interest rate swap	$15,000	$15,333	$—	$—	$1,132	$1,223

Total	$15,000	$15,333	$—	$—	$1,132	$1,223

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The derivative gains (losses) in the consolidated statements of income related to our interest rate swap contracts were as follows:

	Three Months Ended March 31,
	2012	2011
Effective portion recognized in other comprehensive (loss)gain, pretax:
Interest rate swap	$241	$339
Effective portion reclassified from other comprehensive (loss) gain to interest expense, pretax:
Interest rate swap	$(150)	$(155)
Ineffective portion recognized in income:
Interest rate swap	$—	$—

8. REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests (“NCI”) reported in the accompanying consolidated financial statements as of March 31, 2012 consist of 22.5% of the Company’s Russian subsidiary, NTO IRE-Polus (“NTO”).

Redeemable Noncontrolling Interest
Balance at January 1, 2012	$46,123
Net income attributable to redeemable NCI	634
Adjustments to redemption value	(493)
Other comprehensive income attributable to redeemable NCI	2,123

Balance at March 31, 2012	$48,387

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

The carrying amounts of accounts receivable, accounts payable and drawings on revolving lines of credit are considered reasonable estimates of their fair market value, due to the short maturity of these instruments or as a result of the competitive market interest rates, which have been negotiated. If measured at fair value, accounts receivable and accounts payable would be classified as Level 3 and drawings on the revolving lines of credit would be classified as Level 2.

The following table presents information about our assets and liabilities measured at fair value:

		Fair Value Measurements at March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$18,483	$18,483	$—	$—
Treasury bills	158,983	158,983	—	—
Time deposits	32,267	32,267	—	—
Auction rate securities	1,106	—	—	1,106

Total assets	$210,839	$209,733	$—	$1,106

Liabilities
Contingent purchase consideration	$597	$—	$—	$597
Warrant	77	—	—	77
Interest rate swaps	1,132	—	1,132	—

Total liabilities	$1,806	$—	$1,132	$674

		Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$18,466	$18,466	$—	$—
Treasury bills	58,994	58,994	—	—
Time deposits	33,513	33,513	—	—
Auction rate securities	1,104	—	—	1,104

Total assets	$112,077	$110,973	$—	$1,104

Liabilities
Contingent purchase consideration	$999	$—	$—	$999
Warrant	77	—	—	77
Interest rate swaps	1,223	—	1,223	—

Total liabilities	$2,299	$—	$1,223	$1,076

The fair value of the auction rate securities considered prices observed in inactive secondary markets for the securities held by the Company.

The fair value of the accrued contingent consideration incurred was determined using an income approach at the acquisition date and reporting date. That approach is based on significant inputs that are not observable in the market. Key assumptions include assessing the probability of meeting certain milestones required to earn the contingent consideration. During the first quarter of 2012, the Company determined a final payment of contingent consideration and other related matters in association with the purchase of a technology company, increased the liability by $987 and reclassed the revised obligation to accrued expenses. As the payment is now fixed, it is no longer measured at its fair value.

	Three Months Ended March 31,
	2012	2011
Auction Rate Securities
Balance, beginning of period	$1,104	$921
Period transactions	—	—
Change in fair value	2	(51)
Redeemed by issuers at par	—	—

Balance, end of period	$1,106	$870

Contingent Purchase Consideration
Balance, beginning of period	$999	$685
Period transactions	—	282
Negotiated adjustment	987	—
Change in fair value	28	56
Reclass of negotiated adjustment	(1,417)	—

Balance, end of period	$597	$1,023

Warrant
Balance, beginning of period	$77	$180
Period transactions	—	—
Change in fair value	—	—

Balance, end of period	$77	$180

10. INTANGIBLES

	March 31, 2012				December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Amortizable intangible assets
Patents	$4,664	$(3,506)	$1,158	6 Years	$4,664	$(3,278)	$1,386	6 Years
Customer relationships	3,678	(1,858)	1,820	5 Years	3,567	(1,619)	1,948	5 Years
Production know-how	2,531	(628)	1,903	9 Years	2,477	(547)	1,930	9 Years
Technology licenses	1,190	(344)	846	4 Years	1,155	(262)	893	4 Years

	$12,063	$(6,336)	$5,727		$11,863	$(5,706)	$6,157

The Company completed an acquisition through its Italian subsidiary in the first quarter of 2011. Consideration included cash payments aggregating $900 and contingent consideration with an aggregate fair value of $282. Net assets acquired primarily consisted of intangible assets related to software aggregating $1,182.

Amortization expense for the three months ended March 31, 2012 and March 31, 2011 was $551 and $604, respectively. The estimated future amortization expense for intangibles as of March 31, 2012 for the remainder of 2012 and subsequent years is as follows:

2012	2013	2014	2015	2016	Thereafter	Total
$1,626	$1,378	$1,194	$498	$283	$748	$5,727

11. PRODUCT WARRANTIES

The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company’s sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the three months ended March 31, 2012 and 2011.

	2012	2011
Balance at January 1	$8,631	$6,917
Provision for warranty accrual	1,420	1,648
Warranty claims and other reductions	(1,082)	(521)
Foreign currency translation	267	372

Balance at March 31	$9,236	$8,416

Accrued warranty reported in the accompanying consolidated financial statements as of March 31, 2012 and December 31, 2011 consist of $6,741 and $6,186 in accrued expenses and other liabilities and $2,495 and $2,445 in other long-term liabilities, respectively.

12. INCOME TAXES

A reconciliation of the total amounts of unrecognized tax benefits is as follows:

2012
Balance at January 1	$4,509
Settlements of prior period positions	—
Gross decreases—tax positions in prior periods	—
Gross increases—tax positions in prior periods	—

Balance at March 31	$4,509

Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company’s effective tax rate, if recognized.

13. COMMITMENTS AND CONTINGENCIES

In November 2006, IMRA America, Inc. filed an action against us alleging that certain products we produce infringe one U.S. patent allegedly owned by IMRA America. IMRA America alleged willful infringement and sought damages, including for alleged lost profits, of at least $26,000 through June 2011, treble damages, attorneys’ fees and injunctive relief. The trial occurred in September and October 2011, and the jury returned a unanimous verdict that the Company did not infringe. IMRA America has filed post-trial motions seeking to set aside the jury verdict. IMRA also has the right to appeal the verdict. The Company believes it has meritorious defenses and will vigorously contest the filed motions and any appeal. No loss was deemed probable at March 31, 2012 and no amounts have been accrued with respect to this contingency.

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

Net sales. We derive net sales primarily from the sale of fiber lasers and amplifiers. We also sell diode lasers, communications systems, laser systems and complementary products. We sell our products through our direct sales organization and our network of distributors and sales representatives, as well as system integrators. We sell our products to OEMs that supply materials processing laser systems, communications systems and medical laser systems to end users. We also sell our products to end users that build their own systems which incorporate our products or use our products as an energy or light source. Our scientists and engineers work closely with OEMs, systems integrators and end users to analyze their system requirements and match appropriate fiber laser or amplifier specifications. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more, but is typically several months.

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

Our product mix affects our margins because the selling price per watt is generally higher for low, mid-power devices and certain specialty products than for high-power devices sold in large volumes. The overall cost of high-power lasers may be partially offset by improved absorption of fixed overhead costs associated with sales of larger volumes of higher-power products because they use a greater number of optical components and drive economies of scale in manufacturing.

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

We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $1.9 million and $1.0 million for the three months ended March, 31, 2012 and 2011, respectively, and $6.1 million, $2.7 million and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

General and administrative expense. We expect our general and administrative expenses to increase as we continue to invest in systems and resources to support our worldwide operations. Legal expenses vary from quarter to quarter based primarily upon the level of litigation activity.

Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales were 17% for the three months ended March 31, 2012, 15% during 2011, 19% in 2010 and 12% in 2009. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Net sales. Net sales increased by $23.2 million, or 23.2%, to $123.2 million for the three months ended March 31, 2012 from $100.0 million for the three months ended March 31, 2011.

	Three Months Ended March 31,
	2012		2011		Change
		% of Total		% of Total
Materials processing	$103,188	83.8%	$86,397	86.4%	$16,791	19.4%
Other applications	20,004	16.2%	13,561	13.6%	6,443	47.5%

Total	$123,192	100.0%	$99,958	100.0%	$23,234	23.2%

Sales for materials processing applications increased primarily due to higher sales of high power and medium power lasers used in cutting and welding applications. We continue to see increased acceptance of the advantages of fiber laser technology. An increasing number of OEM customers have developed cutting systems that use our high power lasers and sales of these systems are gaining market share from gas laser systems because fiber laser systems cut a more diverse number of metals faster and at a lower cost. In addition, new welding processes using fiber lasers have been developed increasing sales of lasers for this application which are replacing traditional laser and non-laser welding technologies due to the faster welding speeds and improved weld quality. The increase in other applications sales relates primarily to an increase in sales of high-power lasers used in advanced applications.

Cost of sales and gross margin. Cost of sales increased by $8.2 million, or 17.8%, to $54.5 million for the three months ended March 31, 2012 from $46.3 million for the three months ended March 31, 2011. Our gross margin increased to 55.8% for the three months ended March 31, 2012 from 53.7% for the three months ended March 30, 2011. Gross margin increased due to an increase in advanced applications sales where units generally have higher margins and an improvement in manufacturing efficiency because the increase in manufacturing expenses was less than the increase in net sales. In addition, cost of sales benefited from a reduction in the cost of internally manufactured components and accessories. Expenses related to inventory reserves and other inventory valuation adjustments increased by $0.9 million to $1.9 million, or 1.5% of sales for the three months ended March 31, 2012, as compared to $1.0 million, or 1.0% of sales for the three months ended March 31, 2011.

Sales and marketing expense. Sales and marketing expense increased by $0.2 million, or 3.7%, to $5.1 million for the three months ended March 31, 2012 from $4.9 million for the three months ended March 31, 2011, primarily as a result of an increase in amortization of units used for demonstration purposes. As a percentage of sales, sales and marketing expense decreased to 4.2% for the three months ended March 31, 2012 from 5.0% for the three months ended March 31, 2011.

Research and development expense. Research and development expense increased $1.4 million, or 24.6%, to $7.1 million for the three months ended March 31, 2012, compared to $5.7 million for the three months ended March 31, 2011, primarily as a result of an increase in material expenses and personnel costs. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of new products operating at different wavelengths and higher output powers and new complementary accessories to be used with our products. As a percentage of sales, research and development expense increased to 5.8% for the three months ended March 31, 2012 from 5.7% for the three months ended March 31, 2011.

General and administrative expense. General and administrative expense increased by $1.8 million, or 21.8%, to $9.9 million for the three months ended March 31, 2012 from $8.2 million for the three months ended March 31, 2011, primarily due to legal and consulting expenses related to tax and transfer pricing analysis, higher bad debt expense, increased salaries and benefits as a result of increased headcount and increased travel expenses. As a percentage of sales, general and administrative expense decreased to 8.1% for the three months ended March 31, 2012 from 8.2% for the three months ended March 31, 2011.

Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates had been the same as one year ago, net sales for the three months ended March 31, 2012 would have been $0.9 million higher, gross profit would have been $0.5 million higher and total operating expenses would have been $0.2 million higher.

Loss on foreign exchange. We incurred a foreign exchange loss of $1.3 million for the three months ended March 31, 2012 as compared to $0.7 million loss for the three months ended March 31, 2011. At the end of the first quarter our primary exposure to foreign exchange risk was due to our net dollar denominated assets held by subsidiaries with a euro functional currency.

Interest expense, net. Interest expense, net decreased to $0.1 million for the three months ended March 31, 2012 compared to $0.2 million for the three months ended March 31, 2011.

Other (expense) income, net. Other expense of $1.1 million for the three months ended March 31, 2012 was primarily due to final payments related to a contingent consideration agreement for a prior acquisition.

Provision for income taxes. Provision for income taxes was $13.4 million for the three months ended March 31, 2012 compared to $10.5 million for the three months ended March 31, 2011, representing an effective tax rate of 30.5% and 31.0% for the three months ended March 31, 2012 and 2011, respectively. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The decrease in effective rate was due primarily to the mix of income earned in various tax jurisdictions.

Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $6.8 million to $29.9 million for the three months ended March 31, 2012 compared to $23.1 million for the three months ended March 31, 2011. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 1.3 percentage points to 24.3% for the three months ended March 31, 2012 from 23.1% for the three months ended March 31, 2011 due to the factors described above.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2012 consisted of cash and cash equivalents of $377.1 million, short-term investments of $18.5 million, unused credit lines and overdraft facilities of $47.8 million and working capital (excluding cash and short-term investments) of $149.0 million. This compares to cash and cash equivalents of $180.2 million, short-term investments of $25.5 million, unused credit lines and overdraft facilities of $49.8 million and working capital (excluding cash and short-term investments) of $135.1 million as of December 31, 2011. The increase in cash and cash equivalents of $196.8 million from December 31, 2011 relates primarily to net cash received in the follow-on public stock offering during the first quarter of $168.3 million, net of offering expenses. Also, cash provided by operating activities in the three months ended March 31, 2012 was $24.7 million. These increases were partially offset by capital expenditures of $13.8 million.

Our long-term debt consists primarily of a $15.0 million secured variable-rate note, of which $1.3 million is the current portion. This debt matures in June 2015, at which time the outstanding debt balance would be $10.7 million. The variable interest rate was fixed by means of an interest rate swap and is currently 4.9%. The note is secured by a mortgage on real estate and buildings that we own in Massachusetts. In January 2011, we entered into a 10 year Euro 1.4 million ($2.0 million) mortgage obligation to fund the purchase of a new building in Italy, of which $0.2 million is the current portion. The interest on this mortgage obligation is fixed at 4.96% and it amortizes in full over the term of the obligation. In the first quarter of 2012, we determined the final payment of $1.8 million relating to the purchase of a technology company.

Our existing cash and marketable securities, our cash flows from operations and our existing lines of credit provides us with the financial flexibility to meet our liquidity and capital needs, as well as to complete acquisitions of complementary businesses and technologies. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of economic environment on our sales levels, the timing and extent of spending to support development efforts, the expansion of the global sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. The following table details our line-of-credit facilities as of March 31, 2012:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit(1)	Up to $35 million	LIBOR plus 1.125% to 1.625%, depending on our performance	June 2015	Unsecured

Euro Credit Facility (Germany)(2)	Euro 15.0 million ($20.0 million)	Euribor plus 0.85% or EONIA plus 1.2%	June 2012	Unsecured, guaranteed by parent company

Euro Overdraft Facilities	Euro 1.9 million ($2.5 million)	2.4%-6.5%	Between September 2012 and October 2012	Common pool of assets of German and Italian subsidiaries

(1)	$15 million of this credit facility is available to our foreign subsidiaries in their respective local currencies, including India, China, Japan and South Korea. Total drawings at March 31, 2012 were $4.9 million with an interest rate of 1.3%.
(2)	$4.0 million of this credit facility is available to our Russian subsidiary and $5.3 million is available to our Italian subsidiary. Total drawing at March 31, 2012 was $4.2 million with and interest rate of 1.8%.

Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $20 million, respectively, and neither of them is syndicated.

We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended March 31, 2012.

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

In December 2010 and June 2011, we sold a 22.5% minority interest of our Russian subsidiary, NTO IRE-Polus, to The Russian Corporation for Nanotechnologies (“Rusnano”) for $45.0 million. Rusnano also holds a warrant to purchase a further 2.5% interest for an additional $5.0 million if a certain minimum revenue threshold is met. Terms of these investments allow Rusnano to put the investment to the Company for redemption in either cash or our stock, at the option of Rusnano, from December 2015 to December 2017. The Company also has certain rights to call the investment from December 2013 to December 2017. In addition, the Company has rights to call the investment at any time if the Company is no longer permitted to consolidate the financial results of NTO IRE-Polus under accounting principles generally accepted in the United States of America or if a certain accounting treatment is not made. Furthermore, if Rusnano owns less than 10.01% of NTO IRE-Polus, the Company has a call option and Rusnano has a put option for Rusnano’s entire share. We are required to account for the put rights on our balance sheet as a liability other than permanent equity. See Note 7 in Notes to Consolidated Financial Statements.

Operating activities. Net cash provided by operating activities increased by $16.9 million to $27.0 million for the three months ended March 31, 2012 from $10.2 million for the three months ended March 31, 2011, primarily resulting from:

•	An increase in cash provided by net income after adding back non-cash charges of $47.2 million in the three months ended March 31, 2012 as compared to $41.1 million in the same period in 2011;

•	An increase in inventory of $4.0 million in the three months ended March 31, 2012 compared to an increase of $13.7 million in the three months ended March 31, 2011;

•

An increase in income and other taxes payable of $5.2 million in the three months ended March 31, 2012 compared to an decrease of $4.6 million in the three months ended March 31, 2011; partially offset by

•	An increase in accounts receivable of $12.2 million in the three months ended March 31, 2012 compared to an increase of $2.1 million in the three months ended March 31, 2011.

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

Investing activities. Net cash used in investing activities was $6.6 million and $9.9 million in the three months ended March 31, 2012 and 2011, respectively. The cash used in investing activities in 2012 related to the construction of new buildings in the US, Germany and Russia. These expenditures were partially offset by the proceeds from the maturity of short-term investments of $7.0 million. In the three months ended March 31, 2011, cash used in investing activities was related to the purchase of new buildings in Germany and Japan and start of the construction of a new building in Russia.

We expect to incur approximately $60 million in capital expenditures in 2012. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.

Financing activities. Net cash provided by financing activities was $171.7 million and $7.2 million in the three months ended March 31, 2012 and 2011, respectively. The cash provided by financing activities in 2012 was primarily related to the follow-on public stock offering for which we received $168.3 million, net of offering expenses. The cash provided by financing activities in 2011 was primarily related to cash provided by the exercise of stock options.

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, “Business” and Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Recent Accounting Pronouncements

In June 2011, FASB issued Accounting Standards Updates No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,”(“ASU No. 2011-05”) which amends current comprehensive income guidance. This accounting update eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Company adopted ASU 2011-05 in the first quarter of 2012. This adoption did not have an impact on the statement of financial condition as it only required a change in the ordering of our financial statements.

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

Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen, the Russian Ruble, and Chinese Yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen and the Russian Ruble. Losses on foreign exchange transactions totaled $1.3 million and $0.7 million loss for the three months ended March 31, 2012 and 2011, respectively. Management believes that the use of foreign currency hedging instruments reduces the risks of certain foreign currency transactions; however, these instruments provide only limited protection. We have no foreign currency hedges as of March 31, 2012, however, we will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the first quarter of 2012 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

IPG PHOTONICS CORPORATION

Date: May 7, 2012	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2012	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Vice President and Chief Financial Officer (Principal Financial Officer)