Form 10-Q
period 2012-06-30
IPG PHOTONICS CORP
filed 2012-08-03
CIK 1111928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 30, 2012, there were 51,074,936 shares of the registrant’s common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

IPG PHOTONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$345,578	$180,234
Short-term investments	9,765	25,451
Accounts receivable, net	86,132	75,755
Inventories, net	121,979	116,978
Prepaid income taxes and income taxes receivable	13,946	13,285
Prepaid expenses and other current assets	14,516	11,855
Deferred income taxes, net	11,041	10,899

Total current assets	602,957	434,457
DEFERRED INCOME TAXES, NET	6,660	4,830
INTANGIBLE ASSETS, NET	4,946	6,157
PROPERTY, PLANT AND EQUIPMENT, NET	177,441	155,202
OTHER ASSETS	6,010	7,486

TOTAL	$798,014	$608,132

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$4,037	$7,057
Current portion of long-term debt	1,580	1,613
Accounts payable	13,200	11,122
Accrued expenses and other liabilities	46,225	47,285
Deferred income taxes, net	7,545	5,405
Income taxes payable	31,191	21,230

Total current liabilities	103,778	93,712
OTHER LONG-TERM LIABILITIES	9,834	8,961
LONG-TERM DEBT, NET OF CURRENT PORTION	14,671	15,726

Total liabilities	128,283	118,399
REDEEMABLE NONCONTROLLING INTERESTS	—	46,123
COMMITMENTS AND CONTINGENCIES (NOTE 13)
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 51,065,627 shares issued and outstanding at June 30, 2012; 47,616,115 shares issued and outstanding at December 31, 2011	5	5
Additional paid-in capital	499,951	332,585
Retained earnings	190,983	122,833
Accumulated other comprehensive loss	(21,208)	(12,100)

Total IPG Photonics Corporation stockholders’ equity	669,731	443,323
NONCONTROLLING INTERESTS	—	287

Total equity	669,731	443,610

TOTAL	$798,014	$608,132

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
NET SALES	$137,927	$121,936	$261,119	$221,894
COST OF SALES	63,017	55,230	117,525	101,522

GROSS PROFIT	74,910	66,706	143,594	120,372

OPERATING EXPENSES:
Sales and marketing	5,854	5,847	10,986	10,795
Research and development	7,229	6,610	14,369	12,341
General and administrative	8,736	8,333	18,685	16,502
(Gain) loss on foreign exchange	(3,354)	(206)	(2,068)	514

Total operating expenses	18,465	20,584	41,972	40,152

OPERATING INCOME	56,445	46,122	101,622	80,220

OTHER INCOME (EXPENSE), Net:
Interest income (expense), net	615	(170)	486	(376)
Other expense, net	(92)	(618)	(1,186)	(610)

Total other income (expense)	523	(788)	(700)	(986)

INCOME BEFORE PROVISION FOR INCOME TAXES	56,968	45,334	100,922	79,234
PROVISION FOR INCOME TAXES	(17,119)	(13,827)	(30,525)	(24,349)

NET INCOME	39,849	31,507	70,397	54,885
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,107	771	2,740	1,081

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$37,742	$30,736	$67,657	$53,804

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$0.74	$0.65	$1.37	$1.14
Diluted	$0.72	$0.63	$1.34	$1.11
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,989	47,310	49,717	47,205
Diluted	52,071	48,610	50,826	48,650

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
			(In thousands)

Net income	$39,849	$31,507	$70,397	$54,885
Other comprehensive (loss) income, net of tax:
Translation adjustments	(21,846)	3,736	(6,803)	17,335
Unrealized gain (loss) on derivatives	49	(102)	106	13

Total other comprehensive (loss) income	(21,797)	3,634	(6,697)	17,348

Comprehensive income	$18,052	$35,141	$63,700	$72,233
Comprehensive (loss) income attributable to noncontrolling interest & redeemable noncontrolling interest	(857)	1,295	1,908	2,239

Comprehensive income attributable to IPG Photonics Corporation	$18,909	$33,846	$61,792	$69,994

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,397	$54,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,358	11,955
Deferred income taxes	389	6,624
Stock-based compensation	4,199	4,301
Unrealized (gains) losses on foreign currency transactions	(865)	551
Other	12	530
Provisions for inventory, warranty & bad debt	8,502	7,056
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(13,301)	(16,928)
Inventories	(10,148)	(35,193)
Prepaid expenses and other current assets	(1,296)	(4,555)
Accounts payable	2,184	4,888
Accrued expenses and other liabilities	(3,922)	(2,693)
Income and other taxes payable	11,041	1,829
Tax benefit from exercise of employee stock options	(1,095)	(6,258)

Net cash provided by operating activities	78,455	26,992

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and intangible assets	(35,966)	(22,786)
Proceeds from short-term investments	15,687	—
Acquisition of businesses, net of cash acquired	—	(450)
Other	(39)	112

Net cash used in investing activities	(20,318)	(23,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	6,949	6,951
Payments on line-of-credit facilities	(9,692)	(6,817)
Purchase of noncontrolling interests	(700)	—
(Purchase) sale of redeemable noncontrolling interests	(55,400)	19,973
Principal payments on long-term borrowings	(1,476)	(666)
Exercise of employee stock options and issuances under employee stock purchase plan	2,249	3,989
Tax benefit from exercise of employee stock options	1,095	6,258
Proceeds from follow-on public offering, net of offering expenses	168,022	—

Net cash provided by financing activities	111,047	29,688

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3,840)	6,780

NET INCREASE IN CASH AND CASH EQUIVALENTS	165,344	40,336
CASH AND CASH EQUIVALENTS — Beginning of period	180,234	147,860

CASH AND CASH EQUIVALENTS — End of period	$345,578	$188,196

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$411	$514

Cash paid for income taxes	$14,446	$14,905

Non-cash transactions:
Demonstration units transferred from inventory to other assets	$1,182	$1,291
Amounts related to acquisition of businesses included in accounts payable and accrued expenses and other liabilities	$—	$882
Additions to property, plant and equipment included in accounts payable	$537	$545
Change in fair value of warrant	$—	$654
Property purchase financed with debt	$—	$1,851

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	2012		2011
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	47,616,115	$5	46,988,566	$5
Exercise of stock options	181,437	—	433,050	—
Common stock issued under employee stock purchase plan	18,075	—	16,072	—
Common stock issued in a public offering	3,250,000	—	—	—

Balance, end of period	51,065,627	5	47,437,688	5

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		332,584		310,218
Stock-based compensation		4,199		4,301
Exercise of stock options and related tax benefit from exercise		2,801		9,830
Common stock issued under employee stock purchase plan		543		417
Fair value of warrant transferred to additional paid-in capital		—		674
(Purchase) sale of redeemable noncontrolling interests (“NCI”)		(7,794)		10,138
Increase redeemable NCI to initial redemption value		—		(9,795)
Common stock issued in follow-on public offering		168,022		—
Premium on purchase of NCI		(404)		—

Balance, end of period		499,951		325,783

RETAINED EARNINGS
Balance, beginning of year		122,833		5,567
Net income attributable to IPG Photonics Corporation		67,657		53,804
Adjustments to redemption value of redeemable NCI		493		—

Balance, end of period		190,983		59,371

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year		(12,100)		810
Translation adjustments		(6,803)		17,335
Unrealized gain on derivatives, net of tax		106		13
Purchase of NCI & redeemable NCI		(3,243)		—
Attribution to NCI & redeemable NCI		832		(1,158)

Balance, end of period		(21,208)		17,000

TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		669,731		402,159

NONCONTROLLING INTERESTS
Balance, beginning of year		287		203
Net income attributable to NCI		—		31
Sale of NCI		(700)		—
Other comprehensive income attributable to NCI		9		11
Premium on purchase of NCI		404		—

Balance, end of period		—		245

TOTAL STOCKHOLDERS’ EQUITY		$669,731		$402,404

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by IPG Photonics Corporation, or “IPG”, “we”, “our”, “its” or “the Company”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the Company’s accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company recognizes revenue in accordance with Accounting Standards Update No. (“ASU”) 2009-13. Revenue from orders with multiple deliverables is divided into separate units of accounting when certain criteria are met. These separate units generally consist of equipment and installation. The consideration for the arrangement is then allocated to the separate units of accounting based on their relative selling prices. The selling price of equipment is based on vendor specific objective evidence and the selling price of installation is based on third party evidence. Applicable revenue recognition criteria are then applied separately for each separate unit of accounting. Equipment revenue is generally recognized upon the transfer of ownership which is typically at the time of shipment. Installation revenue is recognized upon completion of the installation service which is typically completed within 30 to 90 days of delivery. Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return are generally not included in sales arrangements.

In the opinion of the Company’s management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.

The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which amends current comprehensive income guidance. This accounting update eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Company adopted ASU 2011-05 in the first quarter of 2012. This adoption did not have an impact on the statement of financial condition as it only required a change in the ordering of its financial statements.

3. INVENTORIES, NET

Inventories consist of the following:

	June 30,	December 31,
	2012	2011
Components and raw materials	$44,053	$41,107
Work-in-process	40,586	40,380
Finished goods	37,340	35,491

Total	$121,979	$116,978

The Company recorded inventory provisions totaling $1,793 and $1,190 for the three months ended June 30, 2012 and 2011, respectively, and $3,643 and $2,239 for the six months ended June 30, 2012 and 2011, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.

4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2012	2011
Accrued compensation	$16,819	$21,453
Customer deposits and deferred revenue	18,623	15,317
Current portion of accrued warranty	6,687	6,186
Other	4,096	4,329

Total	$46,225	$47,285

5. FINANCING ARRANGEMENTS

The Company’s borrowings under existing financing arrangements consist of the following:

	June 30,	December 31,
	2012	2011
Revolving line-of-credit facilities:
Euro line-of-credit	$3,402	$2,421
Foreign subsidiary drawings on U.S. line-of-credit	382	4,243
Other European facilities	253	393

Total	$4,037	$7,057

Term Debt:
U.S. long-term note	$14,667	$15,333
Other notes payable	1,584	2,006
Less: current portion	(1,580)	(1,613)

Total long-term debt	$14,671	$15,726

The U.S. line of credit is available to certain foreign subsidiaries and allows for borrowings in the local currencies of those subsidiaries.

6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE

The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income attributable to IPG Photonics Corporation	$37,742	$30,736	$67,657	$53,804
Adjustments to redemption value of redeemable noncontrolling interests	—	—	493	—

Net income attributable to common stockholders	37,742	30,736	68,150	53,804

Weighted average shares	50,989	47,310	49,717	47,205
Dilutive effect of common stock equivalents	1,082	1,300	1,109	1,445

Diluted weighted average common shares	52,071	48,610	50,826	48,650

Basic net income attributable to IPG Photonics Corporation per share	$0.74	$0.65	$1.36	$1.14
Adjustments to redemption value of redeemable noncontrolling interests	—	—	0.01	—

Basic net income attributable to common stockholders	$0.74	$0.65	$1.37	$1.14

Diluted net income attributable to IPG Photonics Corporation per share	$0.72	$0.63	$1.33	$1.11
Adjustments to redemption value of redeemable noncontrolling interests	—	—	0.01	—

Diluted net income attributable to common stockholders	$0.72	$0.63	$1.34	$1.11

The computation of diluted weighted average common shares excludes options to purchase 14,000 shares and 89,000 shares for the three months ended June 30, 2012 and 2011, respectively, and 14,000 shares and 89,000 shares for the six months ended June 30, 2012 and 2011, respectively, because the effect would be anti-dilutive.

7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary market exposures are to interest rates and foreign exchange rates. The Company uses certain derivative financial instruments to help manage these exposures. The Company executes these instruments with financial institutions it judges to be credit-worthy. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company recognizes all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. The Company has used foreign currency forward contracts as cash flow hedges of forecasted intercompany settlements denominated in foreign currencies of major industrial countries. The Company has no outstanding foreign currency forward contracts. The Company has interest rate swaps that are classified as a cash flow hedge of its variable rate debt. The Company has no derivatives that are not accounted for as a hedging instrument.

Cash flow hedges – The Company’s cash flow hedges are interest rate swaps under which it pays fixed rates of interest. The fair value amounts in the consolidated balance sheets were:

	Notional Amounts[1]		Other Assets		Other Long-Term Liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011

Interest rate swap	$14,667	$15,333	$—	$—	$1,071	$1,223

Total	$14,667	$15,333	$—	$—	$1,071	$1,223

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The derivative gains (losses) in the consolidated statements of income related to the Company’s interest rate swap contracts were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Effective portion recognized in other comprehensive (loss) gain, pretax:
Interest rate swap	$210	$1	$448	$340
Effective portion reclassified from other comprehensive (loss) gain to interest expense, pretax:
Interest rate swap	$(148)	$(164)	$(296)	$(319)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—	$—

8. REDEEMABLE NONCONTROLLING INTERESTS

In December 2010 and June 2011, the Company sold a 22.5% minority interest (the “Minority Interest”) of its Russian subsidiary, NTO IRE-Polus (“NTO”), to the Russian Corporation for Nanotechnologies (“Rusnano”) for $45,000. In addition, the Company had a call option commencing in December 2013 to buy back the Minority Interest at a predetermined value and Rusnano had a warrant to purchase an additional 2.5% interest in NTO and a put option commencing in December 2015 to sell its Minority Interest to the Company at a predetermined value. On June 29, 2012, the Company repurchased the Minority Interest for $55,400 cash and, under the terms of the agreement, the warrant and the put and call options were terminated. Due to the put rights, the Minority Interest was reported as a liability other than permanent equity under ASC 480-10-S99-3A. Based upon the Company’s valuation of the Minority Interest, the amount paid to repurchase the Minority Interest did not exceed its fair value. Accordingly, as per ASC 480-10-S99-3A, the Company recorded the amount paid in excess of carrying amount in additional paid-in capital.

The following is a reconciliation of the reported amounts in the accompanying consolidated financial statements as of June 30, 2012:

Redeemable Noncontrolling Interest (“NCI”)

Balance at January 1, 2012	$46,123
Net income attributable to redeemable NCI	2,740
Other comprehensive income attributable to redeemable NCI	(841)
Adjustments to redemption value	(493)

Carrying value of redeemable NCI at purchase date	$47,529
Purchase of NCI in excess of carrying amount	7,794
Sale of NCI, less warrant value	(55,323)

Balance at June 30, 2012	$—

9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities measured at fair value:

		Fair Value Measurements at
		June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$17,748	$17,748	$—	$—
Treasury bills	158,959	158,959	—	—
Time deposits	38,692	38,692	—	—
Auction rate securities	1,103	—	—	1,103

Total assets	$216,502	$215,399	$—	$1,103

Liabilities
Contingent purchase consideration	$597	$—	$—	$597
Interest rate swaps	1,071	—	1,071	—

Total liabilities	$1,668	$—	$1,071	$597

		Fair Value Measurements at
		December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$18,466	$18,466	$—	$—
Treasury bills	58,994	58,994	—	—
Time deposits	33,513	33,513	—	—
Auction rate securities	1,104	—	—	1,104

Total assets	$112,077	$110,973	$—	$1,104

Liabilities
Contingent purchase consideration	$999	$—	$—	$999
Warrant	77	—	—	77
Interest rate swaps	1,223	—	1,223	—

Total liabilities	$2,299	$—	$1,223	$1,076

The fair value of the auction rate securities considered prices observed in inactive secondary markets for the securities held by the Company.

The fair value of the accrued contingent consideration incurred was determined using an income approach at the acquisition date and reporting date. That approach is based on significant inputs that are not observable in the market. Key assumptions include assessing the probability of meeting certain milestones required to earn the contingent consideration. During the six months ended June 30, 2012, the Company made a final payment of contingent consideration and other related matters in association with the purchase of a technology company.

Also, during the six months ended June 30, 2012, the Company terminated the warrant held by Rusnano as part of the redemption of Rusnano’s redeemable noncontrolling interest for its fair value of $77.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Auction Rate Securities
Balance, beginning of period	$1,106	$870	$1,104	$921
Period transactions	—	—	—	—
Change in fair value	2	—	4	(51)
Redeemed by issuers at par	—	—	—	—

Balance, end of period	$1,108	$870	$1,108	$870

Contingent Purchase Consideration
Balance, beginning of period	$597	$1,023	$999	$685
Period transactions	—	—	—	282
Adjustment for determination of final payment	—	—	987	—
Change in fair value	—	24	28	80
Reclass of determined final payment	—	—	(1,417)	—

Balance, end of period	$597	$1,047	$597	$1,047

Warrant
Balance, beginning of period	$77	$180	$77	$180
Period transactions	(77)	(674)	(77)	(674)
Change in fair value	—	654	—	654

Balance, end of period	$—	$160	$—	$160

10. INTANGIBLES

	June 30, 2012				December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Amortizable intangible assets
Patents	$4,664	$(3,735)	$929	6 Years	$4,664	$(3,278)	$1,386	6 Years
Customer relationships	3,479	(1,925)	1,554	5 Years	3,567	(1,619)	1,948	5 Years
Production know-how	2,425	(689)	1,736	9 Years	2,477	(547)	1,930	9 Years
Technology license	1,121	(394)	727	4 Years	1,155	(262)	893	4 Years

	$11,689	$(6,743)	$4,946		$11,863	$(5,706)	$6,157

The Company completed an acquisition through its Italian subsidiary in the first quarter of 2011. Consideration included cash payments aggregating $900 and contingent consideration with an aggregate fair value of $282. Net assets acquired primarily consisted of intangible assets related to software aggregating $1,182.

Amortization expense for the three months ended June 30, 2012 and 2011 was $546 and $511, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was $1,097 and $1,115, respectively. The estimated future amortization expense for intangibles for the remainder of 2012 and subsequent years is as follows (in thousands):

2012	2013	2014	2015	2016	Thereafter	Total
$1,250	$1,315	$1,124	$480	$273	$504	$4,946

11. PRODUCT WARRANTIES

The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company’s sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the six months ended June 30, 2012 and 2011:

	2012	2011
Balance at January 1	$8,631	$6,917
Provision for warranty accrual	3,699	3,293
Warranty claims and other reductions	(2,946)	(1,923)
Foreign currency translation	(224)	508

Balance at June 30	$9,160	$8,795

Accrued warranty reported in the accompanying consolidated financial statements as of June 30, 2012 and December 31, 2011 consist of $6,687 and $6,186 in accrued expenses and other liabilities and $2,474 and $2,445 in other long-term liabilities, respectively.

12. INCOME TAXES

A reconciliation of the total amounts of unrecognized tax benefits is as follows:

	2012	2011
Balance at January 1	$4,509	$2,951
Settlements of prior period positions	—	—
Gross decreases – tax positions in prior periods	—	—
Gross increases – tax positions in prior periods	18	473

Balance at June 30	$4,527	$3,424

Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company’s effective tax rate, if recognized.

13. COMMITMENTS AND CONTINGENCIES

In November 2006, IMRA America, Inc. filed an action against the Company alleging that certain products it produces infringe one U.S. patent allegedly owned by IMRA America. IMRA America alleged willful infringement and sought damages, including for alleged lost profits, of at least $26,000 through June 2011, treble damages, attorneys’ fees and injunctive relief. The trial occurred in September and October 2011, and the jury returned a unanimous verdict that the Company did not infringe. IMRA America has filed post-trial motions seeking to set aside the jury verdict. IMRA also has the right to appeal the verdict. The Company believes it has meritorious defenses and will vigorously contest the filed motions and any appeal. No loss was deemed probable at June 30, 2012 and no amounts have been accrued with respect to this contingency.

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

We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $1.8 million and $1.2 million for the three months ended June, 30, 2012 and 2011, respectively, $3.6 million and $2.2 million for the six months ended June, 30, 2012 and 2011, respectively and $6.1 million, $2.7 million and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales were 18% for the six months ended June 30, 2012 and 17%, 19% and 12% for the full years 2011, 2010 and 2009, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.

Results of Operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Net sales. Net sales increased by $16.0 million, or 13.1%, to $137.9 million for the three months ended June 30, 2012 from $121.9 million for the three months ended June 30, 2011.

	Three Months Ended June 30,
	2012		2011		Change
		% of Total		% of Total

Materials processing	$124,611	90.3%	$107,900	88.5%	$16,711	15.5%
Other applications	13,316	9.7%	14,036	11.5%	(720)	-5.1%

Total	$137,927	100.0%	$121,936	100.0%	$15,991	13.1%

Sales for materials processing applications increased primarily due to higher sales of high power and medium power lasers used in cutting and welding applications and pulsed lasers used in marking and engraving applications. We continue to see increased acceptance of the advantages of fiber laser technology. An increasing number of OEM customers have developed cutting systems that use our high power lasers and sales of these systems are gaining market share from gas laser systems because fiber laser systems cut a more diverse number of metals faster and at a lower cost. In addition, new welding processes using fiber lasers have been developed increasing sales of lasers for this application which are replacing traditional laser and non-laser welding technologies due to the faster welding speeds and improved weld quality. We also increased sales of pulsed lasers used for marking and engraving applications due to increased demand in consumer electronics applications.

Cost of sales and gross margin. Cost of sales increased by $7.8 million, or 14.1%, to $63.0 million for the three months ended June 30, 2012 from $55.2 million for the three months ended June 30, 2011. Our gross margin decreased slightly to 54.3% for the three months ended June 30, 2012 from 54.7% for the three months ended June 30, 2011. Gross margin decreased due to product mix and decreased absorption of manufacturing costs.

Sales and marketing expense. Sales and marketing expense increased by $0.1 million, or 1.7%, to $5.9 million for the three months ended June 30, 2012 from $5.8 million for the three months ended June 30, 2011, primarily as a result of an increase in amortization of units used for demonstration purposes. As a percentage of sales, sales and marketing expense decreased to 4.2% for the three months ended June 30, 2012 from 4.8% for the three months ended June 30, 2011.

Research and development expense. Research and development expense increased $0.6 million, or 9.4%, to $7.2 million for the three months ended June 30, 2012, compared to $6.6 million for the three months ended June 30, 2011, primarily as a result of an increase in material expenses. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of new products operating at different wavelengths and higher output powers and new complementary accessories to be used with our products. As a percentage of sales, research and development expense decreased to 5.2% for the three months ended June 30, 2012 from 5.4% for the three months ended June 30, 2011.

General and administrative expense. General and administrative expense increased by $0.4 million, or 4.8%, to $8.7 million for the three months ended June 30, 2012 from $8.3 million for the three months ended June 30, 2011, primarily due to consulting expenses and higher bad debt expense. As a percentage of sales, general and administrative expense decreased to 6.3% for the three months ended June 30, 2012 from 6.8% for the three months ended June 30, 2011.

Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates had been the same as one year ago, net sales for the three months ended June 30, 2012 would have been $4.3 million higher, gross profit would have been $2.3 million higher and total operating expenses would have been $0.7 million higher.

Gain on foreign exchange. We incurred a foreign exchange gain of $3.4 million for the three months ended June 30, 2012 as compared to $0.2 million gain for the three months ended June 30, 2011. At the end of the second quarter our primary exposure to foreign exchange risk was due to our net dollar denominated assets held by subsidiaries with a Euro functional currency.

Interest income (expense), net. Interest income (expense), net increased to $0.6 million of income for the three months ended June 30, 2012 compared to $0.2 million of expense for the three months ended June 30, 2011. The increase of income is the result of increases in interest bearing deposits during the period.

Provision for income taxes. Provision for income taxes was $17.1 million for the three months ended June 30, 2012 compared to $13.8 million for the three months ended June 30, 2011, representing an effective tax rate of 30.1% and 30.5% for the three months ended June 30, 2012 and 2011, respectively. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The decrease in effective rate was due primarily to the mix of income earned in various tax jurisdictions.

Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $7.0 million to $37.7 million, or 22.8% for the three months ended June 30, 2012 compared to $30.7 million for the three months ended June 30, 2011. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 2.2 percentage points to 27.4% for the three months ended June 30, 2012 from 25.2% for the three months ended June 30, 2011 due to the factors described above.

Results of Operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Net sales. Net sales increased by $39.2 million, or 17.7%, to $261.1 million for the six months ended June 30, 2012 from $221.9 million for the three months ended June 30, 2011.

	Six Months Ended June 30,
	2012		2011		Change
		% of Total		% of Total

Materials processing	$227,800	87.2%	$194,297	87.6%	$33,503	17.2%
Other applications	33,319	12.8%	27,597	12.4%	5,722	20.7%

Total	$261,119	100.0%	$221,894	100.0%	$39,225	17.7%

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

Cost of sales and gross margin. Cost of sales increased by $16.0 million, or 15.8%, to $117.5 million for the six months ended June 30, 2012 from $101.5 million for the six months ended June 30, 2011. Our gross margin increased to 55.0% for the six months ended June 30, 2012 from 54.2% for the six months ended June 30, 2011. Gross margin increased due to product mix and increased absorption of manufacturing costs.

Sales and marketing expense. Sales and marketing expense increased by $0.2 million, or 1.8%, to $11.0 million for the six months ended June 30, 2012 from $10.8 million for the six months ended June 30, 2011, primarily as a result of an increase in expenses for advertising and trade shows. As a percentage of sales, sales and marketing expense decreased to 4.2% for the six months ended June 30, 2012 from 4.9% for the six months ended June 30, 2011.

Research and development expense. Research and development expense increased $2.1 million, or 16.4%, to $14.4 million for the six months ended June 30, 2012, compared to $12.3 million for the six months ended June 30, 2011, primarily as a result of an increase in material expenses and personnel costs. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of new products operating at different wavelengths and higher output powers and new complementary accessories to be used with our products. As a percentage of sales, research and development expense decreased slightly to 5.5% for the six months ended June 30, 2012 from 5.6% for the six months ended June 30, 2011.

General and administrative expense. General and administrative expense increased by $2.2 million, or 13.2%, to $18.7 million for the six months ended June 30, 2012 from $16.5 million for the six months ended June 30, 2011, primarily due to consulting expenses, higher bad debt expense, increased recruitment costs and increased travel expenses. As a percentage of sales, general and administrative expense decreased to 7.2% for the six months ended June 30, 2012 from 7.4% for the six months ended June 30, 2011.

Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates had been the same as one year ago, net sales for the six months ended June 30, 2012 would have been $5.2 million higher, gross profit would have been $2.8 million higher and total operating expenses would have been $0.9 million higher.

Gain on foreign exchange. We incurred a foreign exchange gain of $2.1 million for the six months ended June 30, 2012 as compared to $0.5 million loss for the six months ended June 30, 2011. At the end of the second quarter our primary exposure to foreign exchange risk was due to our net dollar denominated assets held by subsidiaries with a Euro functional currency.

Interest income (expense), net. Interest income (expense), net increased to $0.5 million of income for the six months ended June 30, 2012 compared to $0.4 million of expense for the six months ended June 30, 2011. The increase of income is the result of increases in interest bearing deposits during the period.

Provision for income taxes. Provision for income taxes was $30.5 million for the six months ended June 30, 2012 compared to $24.3 million for the six months ended June 30, 2011, representing an effective tax rate of 30.3% and 30.7% for the six months ended June 30, 2012 and 2011, respectively. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The decrease in effective rate was due primarily to the mix of income earned in various tax jurisdictions.

Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $13.9 million to $67.7 million, or 25.7% for the six months ended June 30, 2012 compared to $53.8 million for the six months ended June 30, 2011. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 1.6 percentage points to 25.8% for the six months ended June 30, 2012 from 24.2% for the six months ended June 30, 2011 due to the factors described above.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2012 consisted of cash and cash equivalents of $345.6 million, short-term investments of $9.8 million, unused credit lines and overdraft facilities of $58.4 million and working capital (excluding cash and short-term investments) of $143.8 million. This compares to cash and cash equivalents of $180.2 million, short-term investments of $25.5 million, unused credit lines and overdraft facilities of $49.8 million and working capital (excluding cash and short-term investments) of $135.1 million as of December 31, 2011. The increase in cash and cash equivalents of $165.4 million from December 31, 2011 relates primarily to net cash received in the follow-on public stock offering of $168.3 million, net of offering expenses during the first quarter. Also, cash provided by operating activities in the six months ended June 30, 2012 was $78.5 million. These increases were partially offset by capital expenditures of $36.0 million and the repurchased redeemable noncontrolling interest of $55.4 million.

Our long-term debt consists primarily of a $14.7 million secured variable-rate note, of which $1.3 million is the current portion. This debt matures in June 2015, at which time the outstanding debt balance would be $10.7 million. The variable interest rate was fixed by means of an interest rate swap and is currently 5.0%. The note is secured by a mortgage on real estate and buildings that we own in Massachusetts. In January 2011, we entered into a 10 year Euro 1.4 million ($1.8 million) mortgage obligation to fund the purchase of a new building in Italy, of which $0.2 million is the current portion. The interest on this mortgage obligation is fixed at 4.96% and it amortizes in full over the term of the obligation. In the first quarter of 2012, we determined the final payment of $1.8 million relating to the 2010 purchase of a technology company.

In June 2012, our German subsidiary entered into a new credit facility with Deutsche Bank AG (the “Euro Credit Facility”) to replace the prior credit facility that expired on June 30, 2012. The Euro Credit Facility makes available Euro 20.0 million ($25.2 million) and will expire on June 30, 2014.

Our existing cash and marketable securities, our cash flows from operations and our existing lines of credit provides us with the financial flexibility to meet our liquidity and capital needs, as well as to complete acquisitions of complementary businesses and technologies. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of economic environment on our sales levels, the timing and extent of spending to support development efforts, the expansion of the global sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. The following table details our line-of-credit facilities as of June 30, 2012:

Description	Available Principal	Interest Rate	Maturity	Security

U.S. Revolving Line of Credit (1)	Up to $35.0 million	LIBOR plus 1.125% to 1.625%, depending on our performance	June 2015	Unsecured

Euro Credit Facility (Germany)(2)	Euro 20.0 million ($25.2 million)	Euribor + 1.25% or EONIA 1.50%	June 2014	Unsecured, guaranteed by parent company

Euro Overdraft Facilities	Euro 1.9 million ($2.4 million)	2.4%-6.5%	Between September 2012 and October 2012	Common pool of assets of German and Italian subsidiaries

(1)	$14.1 million of this credit facility is available to our foreign subsidiaries in their respective local currencies, including India, China, Japan and South Korea. Total drawings at June 30, 2012 were $0.4 million with an interest rate of 1.3%
(2)	$16.4 million of this credit facility is available to our German subsidiary, $3.8 million is available to our Russian subsidiary and $5.0 million is available to our Italian subsidiary. Total drawing at June 30, 2012 was $3.4 million with and interest rate of 1.8%.

Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $25.2 million, respectively, and neither of them is syndicated.

We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended June 30, 2012.

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

In December 2010 and June 2011, we sold a 22.5% minority interest (the “Minority Interest”) of our Russian subsidiary, NTO IRE-Polus (“NTO”), to the Russian Corporation for Nanotechnologies (“Rusnano”) for $45.0 million. In addition, we had a call option commencing in December 2013 to buy back the Minority Interest at a predetermined value and Rusnano had a warrant to purchase an additional 2.5% interest in NTO and a put option commencing in December 2015 to sell its Minority Interest to us at a predetermined value. On June 29, 2012, we repurchased the Minority Interest for $55.4 million cash and, under the terms of the agreement, the warrant and the put and call options were terminated. Due to the put rights, the Minority Interest was reported as a liability other than permanent equity under ASC 480-10-S99-3A. Based upon our valuation of the Minority Interest, the amount paid to repurchase the Minority Interest did not exceed its fair value. Accordingly, as per ASC 480-10-S99-3A, we recorded the amount paid in excess of carrying amount in additional paid-in capital.

Operating activities. Net cash provided by operating activities increased by $51.5 million to $78.5 million for the six months ended June 30, 2012 from $27.0 million for the six months ended June 30, 2011, primarily resulting from:

•	An increase in cash provided by net income after adding back non-cash charges of $9.1 million in the six months ended June 30, 2012 as compared to $60.8 million in the same period in 2011;

•	An increase in inventory of $10.1 million in the six months ended June 30, 2012 compared to an increase of $35.2 million in the six months ended June 30, 2011;

•	An increase in income and other taxes payable of $11.0 million in the six months ended June 30, 2012 compared to an increase of $1.8 million in the six months ended June 30, 2011; partially offset by

•	An increase in accounts receivable of $13.3 million in the six months ended June 30, 2012 compared to an increase of $16.9 million in the six months ended June 30, 2011.

Given our vertical integration, rigorous and time-consuming testing procedures for both internally manufactured and externally purchased components and the lead time required to manufacture components used in our finished products, the rate at which we turn inventory has historically been comparatively low when compared to our cost of sales. Also, our historic growth rates required investment in inventories to support future sales and enable us to quote short delivery times to our customers, providing what we believe is a competitive advantage. Furthermore, if there was a disruption to the manufacturing capacity of any of our key technologies, our inventories of components should enable us to continue to build finished products for a reasonable period of time. We believe that we will continue to maintain a relatively high level of inventory compared to our cost of sales. As a result, we expect to have a significant amount of working capital invested in inventory. A reduction in our level of net sales or the rate of growth of our net sales from their current levels would mean that the rate at which we are able to convert our inventory into cash would decrease.

Investing activities. Net cash used in investing activities was $20.3 million and $23.1 million in the six months ended June 30, 2012 and 2011, respectively. The cash used in investing activities in 2012 related to the construction of new buildings in the US, Germany and Russia. These expenditures were partially offset by the proceeds from the maturity of short-term investments of $15.7 million. In the six months ended June 30, 2011, cash used in investing activities was related to the purchase of new buildings in Germany and Japan and start of the construction of new buildings in Russia.

We expect to incur approximately $60.0 million in capital expenditures in 2012. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.

Financing activities. Net cash provided by financing activities was $111.0 million and $29.7 million in the six months ended June 30, 2012 and 2011, respectively. The cash provided by financing activities in 2012 was primarily related to the follow-on public stock offering for which we received $168.0 million, net of offering expenses partially offset by the repurchased 22.5% redeemable noncontrolling interest in our Russian subsidiary of $55.4 million. The cash provided by financing activities in 2011 was primarily related to cash received from Rusnano for a 10% interest in our Russian subsidiary and cash provided by the exercise of stock options and issuances under our employee stock purchase plan.

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

Recent Accounting Pronouncements

In June 2011, FASB issued Accounting Standards Updates No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,”(“ASU No. 2011-05”) which amends current comprehensive income guidance. This accounting update eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. We adopted ASU 2011-05 in the first quarter of 2012. This adoption did not have an impact on the statement of financial condition as it only required a change in the ordering of our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents and our debt and foreign exchange rate risk.

Interest rate risk. Our investments have limited exposure to market risk. To minimize this risk, we maintain a portfolio of cash, cash equivalents and short-term investments, consisting primarily of bank deposits, money market funds and short-term government securities. The interest rates are variable and fluctuate with current market conditions. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

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

Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen, the Russian Ruble, and Chinese Yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen and the Russian Ruble. Gains on foreign exchange transactions totaled $3.3 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively. Management believes that the use of foreign currency hedging instruments reduces the risks of certain foreign currency transactions; however, these instruments provide only limited protection. We have no foreign currency hedges as of June 30, 2012, however, we will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the second quarter of 2012 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

IPG PHOTONICS CORPORATION

Date: August 3, 2012	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2012	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Vice President and Chief Financial Officer (Principal Financial Officer)