Form 10-Q
period 2012-09-30
IPG PHOTONICS CORP
filed 2012-11-06
CIK 1111928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of October 31, 2012, there were 51,270,197 shares of the registrant’s common stock issued and outstanding.

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Consolidated Balance Sheets: September 30, 2012 and December 31, 2011	1
Consolidated Statements of Income: Three and Nine Months Ended September 30, 2012 and 2011	2
Consolidated Statements of Comprehensive Income: Three and Nine Months Ended September 30, 2012 and 2011 Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2012 and 2011	3 4
Consolidated Statements of Equity: Nine Months Ended September 30, 2012 and 2011	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Signatures	24
EX-12.1 STATEMENT RE COMPUTATION OF EARNINGS TO FIXED CHARGES
EX-31.1 CERTIFICATION OF CEO PURSUANT TO RULE 13a-14(a)
EX-31.2 CERTIFICATION OF CFO PURSUANT TO RULE 13a-14(a)
EX-32 CERTIFICATION OF CEO AND CFO PURSUANT TO SECTION 1350
EX-101.INS XBRL INSTANCE DOCUMENT
EX-101.SCH XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
EX-101.DEF XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

PART I-FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

IPG PHOTONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$372,569	$180,234
Short-term investments	—	25,451
Accounts receivable, net	110,649	75,755
Inventories, net	135,121	116,978
Prepaid income taxes and income taxes receivable	13,968	13,285
Prepaid expenses and other current assets	18,296	11,855
Deferred income taxes, net	10,503	10,899

Total current assets	661,106	434,457
DEFERRED INCOME TAXES, NET	4,419	4,830
GOODWILL	3,113	—
INTANGIBLE ASSETS, NET	7,875	6,157
PROPERTY, PLANT AND EQUIPMENT, NET	195,153	155,202
OTHER ASSETS	6,719	7,486

TOTAL	$878,385	$608,132

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$4,900	$7,057
Current portion of long-term debt	1,572	1,613
Accounts payable	14,291	11,122
Accrued expenses and other liabilities	55,733	47,285
Deferred income taxes, net	7,181	5,405
Income taxes payable	37,604	21,230

Total current liabilities	121,281	93,712
OTHER LONG-TERM LIABILITIES	13,191	8,961
LONG-TERM DEBT, NET OF CURRENT PORTION	14,341	15,726

Total liabilities	148,813	118,399
REDEEMABLE NONCONTROLLING INTERESTS	—	46,123
COMMITMENTS AND CONTINGENCIES (NOTE 13)
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 51,270,197 shares issued and outstanding at September 30, 2012; 47,616,115 shares issued and outstanding at December 31, 2011	5	5
Additional paid-in capital	506,854	332,585
Retained earnings	233,418	122,833
Accumulated other comprehensive loss	(10,705)	(12,100)

Total IPG Photonics Corporation stockholders’ equity	729,572	443,323
NONCONTROLLING INTERESTS	—	287

Total equity	729,572	443,610

TOTAL	$878,385	$608,132

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
NET SALES	$156,379	$129,064	$417,498	$350,958
COST OF SALES	70,420	58,605	187,945	160,127

GROSS PROFIT	85,959	70,459	229,553	190,831

OPERATING EXPENSES:
Sales and marketing	5,785	5,656	16,771	16,451
Research and development	7,762	6,501	22,131	18,842
General and administrative	10,609	10,997	29,294	27,499
Loss (gain) on foreign exchange	1,796	(1,927)	(272)	(1,413)

Total operating expenses	25,952	21,227	67,924	61,379

OPERATING INCOME	60,007	49,232	161,629	129,452

OTHER INCOME (EXPENSE), Net:
Interest income (expense), net	55	(209)	541	(585)
Other income (expense), net	205	145	(981)	(465)

Total other income (expense)	260	(64)	(440)	(1,050)

INCOME BEFORE PROVISION FOR INCOME TAXES	60,267	49,168	161,189	128,402
PROVISION FOR INCOME TAXES	(17,832)	(14,899)	(48,357)	(39,248)

NET INCOME	42,435	34,269	112,832	89,154
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	1,400	2,740	2,481

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$42,435	$32,869	$110,092	$86,673

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$0.83	$0.68	$2.20	$1.82
Diluted	$0.81	$0.66	$2.16	$1.77
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	51,090	47,483	50,204	47,298
Diluted	52,102	48,747	51,281	48,684

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
			(In thousands)
Net income	$42,435	$34,269	$112,832	$89,154

Other comprehensive income (loss), net of tax:
Translation adjustments	10,479	(22,659)	3,676	(5,324)
Change in carrying value of auction rate securities	—	363	—	363
Unrealized gain (loss) on derivatives	24	(124)	130	(111)

Total other comprehensive income (loss)	10,503	(22,420)	3,806	(5,072)

Comprehensive income	52,938	11,849	116,638	84,082
Comprehensive (loss) income attributable to noncontrolling interest & redeemable noncontrolling interest	—	(1,573)	1,908	666

Comprehensive income attributable to IPG Photonics Corporation	$52,938	$13,422	$114,730	$83,416

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,832	$89,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,168	18,182
Deferred income taxes	2,705	564
Stock-based compensation	6,358	6,180
Losses (gains) on foreign currency transactions	1,484	(182)
Other	38	548
Provisions for inventory, warranty & bad debt	14,762	11,859
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(36,514)	(26,221)
Inventories	(17,050)	(52,261)
Prepaid expenses and other current assets	(3,335)	(1,748)
Accounts payable	2,170	5,475
Accrued expenses and other liabilities	(1,281)	(2,473)
Income and other taxes payable	19,038	14,428
Tax benefit from exercise of employee stock options	(3,870)	(7,510)

Net cash provided by operating activities	116,505	55,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(51,715)	(34,750)
Proceeds from short-term investments	25,452	—
Acquisition of businesses, net of cash acquired	(11,596)	(450)
Other	(313)	189

Net cash used in investing activities	(38,172)	(35,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	9,647	8,683
Payments on line-of-credit facilities	(11,605)	(8,098)
Purchase of noncontrolling interests	(700)	—
(Purchase) sale of redeemable noncontrolling interests	(55,400)	19,973
Principal payments on long-term borrowings	(1,848)	(1,046)
Exercise of employee stock options and issuances under employee stock purchase plan	4,275	4,491
Tax benefit from exercise of employee stock options	3,870	7,510
Proceeds from follow-on public offering, net of offering expenses	167,963	—

Net cash provided by financing activities	116,202	31,513

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(2,200)	(3,771)

NET INCREASE IN CASH AND CASH EQUIVALENTS	192,335	48,726
CASH AND CASH EQUIVALENTS — Beginning of period	180,234	147,860

CASH AND CASH EQUIVALENTS — End of period	$372,569	$196,586

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$553	$809

Cash paid for income taxes	$20,967	$19,465

Non-cash transactions:
Demonstration units transferred from inventory to other assets	$2,098	$2,185
Amounts related to acquisition of businesses included in accounts payable and accrued expenses and other long-term liabilities	$2,444	$882
Additions to property, plant and equipment included in accounts payable	$545	$782
Change in fair value of warrant	$—	$570
Property purchase financed with debt	$—	$1,853

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2012		2011
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	47,616,115	$5	46,988,566	$5
Exercise of stock options	385,428	—	521,578	—
Common stock issued under employee stock purchase plan	18,654	—	16,072	—
Common stock issued in a public offering	3,250,000	—	—	—

Balance, end of period	51,270,197	5	47,526,216	5

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		332,585		310,218
Stock-based compensation		6,358		6,180
Exercise of stock options and related tax benefit from exercise		7,585		11,583
Common stock issued under employee stock purchase plan		560		418
Fair value of warrant transferred to additional paid-in capital		—		674
(Purchase) sale of redeemable noncontrolling interests (“NCI”)		(7,794)		10,138
Increase redeemable NCI to initial redemption value		—		(9,795)
Common stock issued in follow-on public offering		167,964		—
Premium on purchase of NCI		(404)		—

Balance, end of period		506,854		329,416

RETAINED EARNINGS
Balance, beginning of year		122,833		5,567
Net income attributable to IPG Photonics Corporation		110,092		86,673
Adjustments to redemption value of redeemable NCI		493		(487)

Balance, end of period		233,418		91,753

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(12,100)		810
Translation adjustments		3,676		(5,324)
Unrealized gain (loss) on derivatives, net of tax		130		(111)
Change in carrying value of auction rate securities		—		363
Purchase of NCI & redeemable NCI		(3,243)		—
Attribution to NCI & redeemable NCI		832		1,815

Balance, end of period		(10,705)		(2,447)

TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		729,572		418,727

NONCONTROLLING INTERESTS
Balance, beginning of year		287		203
Net income attributable to NCI		—		45
Sale of NCI		(700)		—
Other comprehensive income (loss) attributable to NCI		9		(12)
Premium on purchase of NCI		404		—

Balance, end of period		—		236

TOTAL STOCKHOLDERS' EQUITY		$729,572		$418,963

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which amended the current comprehensive income guidance. This accounting update eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Company adopted ASU 2011-05 in the first quarter of 2012. This adoption did not have an impact on the Company’s statement of financial condition as it only required a change in the ordering of its financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. FASB ASC 350-20 was amended to simplify how entities test goodwill for impairment. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying value amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendment in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

3. INVENTORIES, NET

Inventories consist of the following:

	September 30,	December 31,
	2012	2011
Components and raw materials	$48,744	$41,107
Work-in-process	43,002	40,380
Finished goods	43,375	35,491

Total	$135,121	$116,978

The Company recorded inventory provisions totaling $2,486 and $1,976 for the three months ended September 30, 2012 and 2011, respectively, and $6,129 and $4,215 for the nine months ended September 30, 2012 and 2011, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.

4. ACCRUED EXPENSES AND OTHER LIABLILITES

Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2012	2011
Accrued compensation	$20,811	$21,453
Customer deposits and deferred revenue	21,709	15,317
Current portion of accrued warranty	7,540	6,186
Other	5,673	4,329

Total	$55,733	$47,285

5. FINANCING ARRANGEMENTS

The Company’s borrowings under existing financing arrangements consist of the following:

	September 30,	December 31,
	2012	2011
Revolving line-of-credit facilities:
Euro line-of-credit	$2,810	$2,421
Foreign subsidiary drawings on U.S. line-of-credit	1,192	4,243
Other European facilities	898	393

Total	$4,900	$7,057

Term Debt:
U.S. long-term note	$14,333	$15,333
Other notes payable	1,580	2,006
Less: current portion	(1,572)	(1,613)

Total long-term debt	$14,341	$15,726

The U.S. line of credit is available to certain foreign subsidiaries and allows for borrowings in the local currencies of those subsidiaries.

6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE

The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income attributable to IPG Photonics Corporation	$42,435	$32,869	$110,092	$86,673
Adjustments to redemption value of redeemable noncontrolling interests	—	(487)	493	(487)

Net income attributable to common stockholders	42,435	32,382	110,585	86,186

Weighted average shares	51,090	47,483	50,204	47,298
Dilutive effect of common stock equivalents	1,012	1,264	1,077	1,386

Diluted weighted average common shares	52,102	48,747	51,281	48,684

Basic net income attributable to IPG Photonics Corporation per share	$0.83	$0.69	$2.19	$1.83
Adjustments to redemption value of redeemable noncontrolling interests	—	(0.01)	0.01	(0.01)

Basic net income attributable to common stockholders	$0.83	$0.68	$2.20	$1.82

Diluted net income attributable to IPG Photonics Corporation per share	$0.81	$0.67	$2.15	$1.78
Adjustments to redemption value of redeemable noncontrolling interests	—	(0.01)	0.01	(0.01)

Diluted net income attributable to common stockholders	$0.81	$0.66	$2.16	$1.77

The computation of diluted weighted average common shares excludes options to purchase 75,000 and 128,000 shares for the three months ended September 30, 2012 and 2011, respectively, and 8,533 and 128,000 shares for the nine months ended September 30, 2012 and 2011, respectively, because the effect would be anti-dilutive.

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

Cash flow hedges – The Company’s cash flow hedges are interest rate swaps under which it pays fixed rates of interest. The fair value amounts in the consolidated balance sheet were:

	Notional Amounts[1]		Other Assets		Other Long-Term Liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011	2012	2011
Interest rate swap	$14,333	$15,333	$—	$—	$992	$1,223

Total	$14,333	$15,333	$—	$—	$992	$1,223

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The derivative gains (losses) in the consolidated statements of income related to the Company’s interest rate swap contracts were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Effective portion recognized in other comprehensive (loss) gain, pretax:
Interest rate swap	$219	$(38)	$667	$302
Effective portion reclassified from other comprehensive (loss) gain to interest expense, pretax:
Interest rate swap	$(140)	$(160)	$(436)	$(479)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—	$—

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

The following is a reconciliation of the reported amounts in the accompanying consolidated financial statements as of September 30, 2012:

Redeemable Noncontrolling Interest (“NCI”)
Balance at January 1, 2012	$46,123
Net income attributable to redeemable NCI	2,740
Other comprehensive income attributable to redeemable NCI	(841)
Adjustments to redemption value	(493)

Carrrying value of redeemable NCI at purchase date	$47,529
Purchase of NCI in excess of carrying amount	7,794
Sale of NCI, less warrant value	(55,323)

Balance at September 30, 2012	$—

9. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash equivalents, accounts receivable, auction rate securities, accounts payable, drawings on revolving lines of credit, long-term debt and certain derivative instruments.

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

The carrying amounts of cash equivalents, accounts receivable, accounts payable and drawings on revolving lines of credit are considered reasonable estimates of their fair market value, due to the short maturity of these instruments or as a result of the competitive market interest rates, which have been negotiated. If measured at fair value, accounts receivable and accounts payable would be classified as Level 3 and drawings on the revolving lines of credit would be classified as Level 2.

The following table presents information about the Company’s assets and liabilities measured at fair value:

		Fair Value Measurements at
		September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$18,866	$18,866	$—	$—
Treasury bills	158,076	158,076	—	—
Time deposits	23,139	23,139	—	—
Auction rate securities	1,110	—	—	1,110

Total assets	$201,191	$200,081	$—	$1,110

Liabilities
Contingent purchase consideration	$2,444	$—	$—	$2,444
Interest rate swaps	992	—	992	—

Total liabilities	$3,436	$—	$992	$2,444

		Fair Value Measurements at
		December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$18,466	$18,466	$—	$—
Treasury bills	58,994	58,994	—	—
Time deposits	33,513	33,513	—	—
Auction rate securities	1,104	—	—	1,104

Total assets	$112,077	$110,973	$—	$1,104

Liabilities
Contingent purchase consideration	$999	$—	$—	$999
Warrant	77	—	—	77
Interest rate swaps	1,223	—	1,223	—

Total liabilities	$2,299	$—	$1,223	$1,076

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

Also, during the nine months ended September 30, 2012, the Company terminated the warrant held by Rusnano as part of the redemption of Rusnano’s redeemable noncontrolling interest.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Auction Rate Securities
Balance, beginning of period	$1,108	$870	$1,104	$921
Period transactions	—	—	—	—
Change in fair value	2	363	6	312
Redeemed by issuers at par	—	—	—	—

Balance, end of period	$1,110	$1,233	$1,110	$1,233

Contingent Purchase Consideration
Balance, beginning of period	$597	$1,047	$999	$685
Period transactions	1,847	—	1,847	282
Adjustment for determination of final payment	—	—	987	—
Change in fair value	—	(19)	28	61
Reclass of determined final payment	—	—	(1,417)	—

Balance, end of period	$2,444	$1,028	$2,444	$1,028

Warrant
Balance, beginning of period	$—	$160	$77	$180
Period transactions	—	—	(77)	(674)
Change in fair value	—	(83)	—	571

Balance, end of period	$—	$77	$—	$77

10. GOODWILL AND INTANGIBLES

The following table sets forth the changes in the carrying amount of goodwill for nine months ended September 30, 2012:

Amounts
Balance at January 1	$—
Total Goodwill arising from the acquisition	3,113

Balance at September 30	$3,113

Intangible assets consisted of the following:

	September 30, 2012				December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Amortizable intangible assets
Patents	$4,664	$(3,964)	$700	6 Years	$4,664	$(3,278)	$1,386	6 Years
Customer relationships	3,905	(2,137)	1,768	5 Years	3,567	(1,619)	1,948	5 Years
Production know-how	2,464	(749)	1,715	9 Years	2,477	(547)	1,930	9 Years
Technology, trademark and tradename	4,197	(505)	3,692	8 Years	1,155	(262)	893	4 Years

	$15,230	$(7,355)	$7,875		$11,863	$(5,706)	$6,157

On August 31, 2012, the Company acquired the working capital and long term assets of JP Sercel Associates, Inc. which is a manufacturer of laser based systems performing fine processing of materials used in semiconductor, LED and solar applications. As a result of the acquisition, the Company recorded intangible assets of $3,400 of which $2,400 related to technology and know-how and the remainder related to customer relationships, non-compete agreements and trade names. Additionally, the Company recorded $3,113 of goodwill. In addition to cash paid, consideration includes contingent consideration based on sales targets that extend for two one year periods beginning October 1, 2012. Total possible additional payouts under these earn-outs are $18,500. The Company has accrued a liability of $2,444 related to these contingencies.

The purchase price allocation included in the Company’s financial statements are not complete and represent the preliminary fair value estimates as of September 30, 2012 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

The goodwill of $3,113 arising from the acquisition largely reflects the potential synergies and expansion of the Company’s service offerings complementary to its specialized laser systems and the UV and short pulse fiber lasers.

The Company completed an acquisition through its Italian subsidiary in the first quarter of 2011. Consideration included cash payments aggregating $900 and contingent consideration with an aggregate fair value of $282. Net assets acquired primarily consisted of intangible assets related to software aggregating $1,182.

Amortization expense for the three months ended September 30, 2012 and 2011 was $572 and $572, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $1,669 and $1,687, respectively. The estimated future amortization expense for intangibles for the remainder of 2012 and subsequent years is as follows:

2012	2013	2014	2015	2016	Thereafter	Total
$1,024	$1,726	$1,531	$891	$665	$2,038	$7,875

11. PRODUCT WARRANTIES

The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company’s sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the nine months ended September 30, 2012 and 2011.

	2012	2011
Balance at January 1	$8,631	$6,917
Provision for warranty accrual	6,548	5,599
Warranty claims and other reductions	(4,775)	(3,354)
Foreign currency translation	(14)	30

Balance at September 30	$10,390	$9,192

Accrued warranty reported in the accompanying consolidated financial statements as of September 30, 2012 and December 31, 2011 consist of $7,540 and $6,186 in accrued expenses and other liabilities and $2,850 and $2,445 in other long-term liabilities, respectively.

12. INCOME TAXES

A reconciliation of the total amounts of unrecognized tax benefits is as follows:

	2012	2011
Balance at January 1	$4,509	$2,951
Settlements of prior period positions	—	—
Gross decreases – tax positions in prior periods	—	—
Gross increases – tax positions in prior periods	556	1,013

Balance at September 30	$5,065	$3,964

Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company’s effective tax rate, if recognized.

13. COMMITMENTS AND CONTINGENCIES

In November 2006, IMRA America, Inc. filed an action against the Company alleging that certain products it produces infringe one U.S. patent allegedly owned by IMRA America. IMRA America alleged willful infringement and sought damages, including for alleged lost profits, of at least $26,000 through June 2011, treble damages, attorneys’ fees and injunctive relief. The trial occurred in September and October 2011, and the jury returned a unanimous verdict that the Company did not infringe. IMRA America’s post-trial motions seeking to set aside the jury verdict were denied and IMRA America did not appeal within the required time limits. No loss was deemed probable at September 30, 2012 and no amounts have been accrued with respect to this contingency.

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

We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $2.5 million and $2.0 million for the three months ended September, 30, 2012 and 2011, respectively, $6.1 million and $4.2 million for the nine months ended September, 30, 2012 and 2011, respectively and $6.1 million, $2.7 million and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales were 17% for the nine months ended September 30, 2012 and 17%, 19% and 12% for the full years 2011, 2010 and 2009, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.

Results of Operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Net sales. Net sales increased by $27.3 million, or 21.2%, to $156.4 million for the three months ended September 30, 2012 from $129.1 million for the three months ended September 30, 2011.

	Three Months Ended September 30,
	2012		2011		Change
		% of Total		% of Total
Materials processing	$137,725	88.1%	$114,292	88.6%	$23,433	20.5%
Other applications	18,654	11.9%	14,772	11.4%	3,882	26.3%

Total	$156,379	100.0%	$129,064	100.0%	$27,315	21.2%

Sales for materials processing applications increased primarily due to higher sales of high power lasers used in cutting and welding applications and pulsed lasers used in marking and engraving applications. We continue to see increased acceptance of the advantages of fiber laser technology. An increasing number of OEM customers have developed cutting systems that use our high power lasers and sales of these systems are gaining sales from gas laser systems. In addition, new welding processes using fiber lasers have been developed increasing sales of lasers for this application which are replacing traditional laser and non-laser welding technologies. We also increased sales of pulsed lasers used for marking and engraving applications due to increased demand in consumer electronics applications. The increase in sales in other applications was primarily due to increases in sales of high power lasers used for advanced applications.

Cost of sales and gross margin. Cost of sales increased by $11.8 million, or 20.1%, to $70.4 million for the three months ended September 30, 2012 from $58.6 million for the three months ended September 30, 2011. Our gross margin increased to 55.0% for the three months ended September 30, 2012 from 54.6% for the three months September 30, 2011. Gross margin increased due to product mix and increased absorption of manufacturing costs.

Sales and marketing expense. Sales and marketing expense increased by $0.1 million, or 2.3%, to $5.8 million for the three months ended September 30, 2012 from $5.7 million for the three months ended September 30, 2011, primarily as a result of an increase in amortization of units used for demonstration purposes. As a percentage of sales, sales and marketing expense decreased to 3.7% for the three months ended September 30, 2012 from 4.4% for the three months ended September 30, 2011.

Research and development expense. Research and development expense increased $1.3 million, or 19.4%, to $7.8 million for the three months ended September 30, 2012, compared to $6.5 million for the three months ended September 30, 2011, primarily as a result of an increase in salaries and benefits as we expanded personnel for research and development and material expenses. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, developing new products operating at different wavelengths and higher output powers and new accessories to be used with our products. As a percentage of sales, research and development expense remained consistent at 5.0% for the three months ended September 30, 2012 and 2011.

General and administrative expense. General and administrative expense decreased slightly by $0.4 million, or 3.5%, to $10.6 million for the three months ended September 30, 2012 from $11.0 million for the three months ended September 30, 2011, primarily due to decreases in legal expenses offset by increases in provision for potentially uncollectible accounts. As a percentage of sales, general and administrative expense decreased to 6.8% for the three months ended September 30, 2012 from 8.5% for the three months ended September 30, 2011.

Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates had been the same as one year ago, net sales for the three months ended September 30, 2012 would have been $7.8 million higher, gross profit would have been $5.0 million higher and total operating expenses would have been $1.2 million higher.

Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $1.8 million for the three months ended September 30, 2012 as compared to $1.9 million gain for the three months ended September 30, 2011. At the end of the third quarter our primary exposure to foreign exchange risk was due to our net dollar denominated assets held by subsidiaries with a Euro functional currency.

Interest income (expense), net. Interest income (expense), net increased to $0.1 million of income for the three months ended September 30, 2012 compared to $0.2 million of expense for the three months ended September 30, 2011. The increase of income is the result of increases in interest bearing deposits during the period.

Provision for income taxes. Provision for income taxes was $17.8 million for the three months ended September 30, 2012 compared to $14.9 million for the three months ended September 30, 2011, representing an effective tax rates of 29.6% and 30.3% for the three months ended September 30, 2012 and 2011, respectively. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The decrease in effective rate was due primarily to the mix of income earned in various tax jurisdictions.

Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $9.6 million to $42.4 million, or 29.1% for the three months ended September 30, 2012 compared to $32.9 million for the three months ended September 30, 2011. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 1.6 percentage points to 27.1% for the three months ended September 30, 2012 from 25.5% for the three months ended September 30, 2011 due to the factors described above.

Results of Operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Net sales. Net sales increased by $66.5 million, or 19.0%, to $417.5 million for the nine months ended September 30, 2012 from $351.0 million for the nine months ended September 30, 2011.

	Nine Months Ended September 30,
	2012		2011		Change
		% of Total		% of Total
Materials processing	$365,525	87.6%	$308,542	87.9%	$56,983	18.5%
Other applications	51,973	12.4%	42,416	12.1%	9,557	22.5%

Total	$417,498	100.0%	$350,958	100.0%	$66,540	19.0%

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

Cost of sales and gross margin. Cost of sales increased by $27.8 million, or 17.4%, to $188.0 million for the nine months ended September 30, 2012 from $160.1 million for the nine months ended September 30, 2011. Our gross margin increased to 55.0% for the nine months ended September 30, 2012 from 54.4% for the nine months ended September 30, 2011. Gross margin increased due to product mix and increased absorption of manufacturing costs.

Sales and marketing expense. Sales and marketing expense increased by $0.3 million, or 1.9%, to $16.8 million for the nine months ended September 30, 2012 from $16.5 million for the nine months ended September 30, 2011, primarily as a result of an increase in expenses for advertising and trade shows. As a percentage of sales, sales and marketing expense decreased to 4.0% for the nine months ended September 30, 2012 from 4.7% for the nine months ended September 30, 2011.

Research and development expense. Research and development expense increased $3.3 million, or 17.5%, to $22.1 million for the nine months ended September 30, 2012, compared to $18.8 million for the nine months ended September 30, 2011, primarily as a result of an increase in material expenses and personnel costs. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of new products operating at different wavelengths and higher output powers and new complementary accessories to be used with our products. As a percentage of sales, research and development expense decreased slightly to 5.3% for the nine months ended September 30, 2012 from 5.4% for the nine months ended September 30, 2011.

General and administrative expense. General and administrative expense increased by $1.8 million, or 6.5%, to $29.3 million for the nine months ended September 30, 2012 from $27.5 million for the nine months ended September 30, 2011, primarily due to consulting expenses, higher bad debt expense, increased recruitment costs and increased travel expenses. As a percentage of sales, general and administrative expense decreased to 7.0% for the nine months ended September 30, 2012 from 7.8% for the nine months ended September 30, 2011.

Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates had been the same as one year ago, net sales for the nine months ended September 30, 2012 would have been $13.0 million higher, gross profit would have been $7.7 million higher and total operating expenses would have been $2.0 million higher.

Gain on foreign exchange. We incurred a foreign exchange gain of $0.3 million for the nine months ended September 30, 2012 as compared to $1.4 million gain for the nine months ended September 30, 2011. At the end of the third quarter our primary exposure to foreign exchange risk was due to our net dollar denominated assets held by subsidiaries with a Euro functional currency.

Interest income (expense), net. Interest income (expense), net was $0.5 million of income for the nine months ended September 30, 2012 compared to $0.6 million of expense for the nine months ended September 30, 2011. The increase of income is the result of increases in interest bearing deposits during the period.

Provision for income taxes. Provision for income taxes was $48.4 million for the nine months ended September 30, 2012 compared to $39.2 million for the nine months ended September 30, 2011, representing an effective tax rate of 30.0% and 30.6% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The decrease in effective rate was due primarily to the mix of income earned in various tax jurisdictions.

Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $23.4 million to $110.1 million, or 27.0% for the nine months ended September 30, 2012 compared to $86.7 million for the nine months ended September 30, 2011. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 1.7 percentage points to 26.4% for the nine months ended September 30, 2012 from 24.7% for the nine months ended September 30, 2011 due to the factors described above.

Liquidity and Capital Resources

Our principal sources of liquidity as of September 30, 2012 consisted of cash and cash equivalents of $372.6 million, unused credit lines and overdraft facilities of $58.2 million and working capital (excluding cash and cash equivalents) of $167.3 million. This compares to cash and cash equivalents of $180.2 million, short-term investments of $25.5 million, unused credit lines and overdraft facilities of $49.8 million and working capital (excluding cash and cash equivalents and short-term investments) of $135.1 million as of December 31, 2011. The increase in cash and cash equivalents of $192.3 million from December 31, 2011 relates primarily to net cash received in the follow-on public stock offering of $168.0 million, net of offering expenses during the first quarter and the maturity of short-term investments of $25.5 million during the nine months ended September 30, 2012. Also, cash provided by operating activities in the nine months ended September 30, 2012 was $116.5 million. These increases were partially offset by capital expenditures of $51.7 million and the repurchase of the redeemable noncontrolling interest of $55.4 million. Operating cash flow in the fourth quarter of 2012 will be reduced by cash payments for corporation taxes in Germany. These payments relate to taxes for fiscal year 2011 that will become due when we file our fiscal year 2011 German tax return and interim tax payments for fiscal year 2012 which will increase when we submit last year’s tax return. In the fourth quarter of 2012, we expect cash payments for corporation tax in Germany to be more than $30.0 million as compared to $7.4 million for the nine months ended September 30, 2012.

Our long-term debt consists primarily of a $14.3 million secured variable-rate note, of which $1.3 million is the current portion. This debt matures in June 2015, at which time the outstanding debt balance would be $10.7 million. The variable interest rate was fixed by means of an interest rate swap and is currently 5.0%. The note is secured by a mortgage on real estate and buildings that we own in Massachusetts. In January 2011, we entered into a 10 year Euro 1.4 million ($1.8 million) mortgage obligation to fund the purchase of a new building in Italy, of which $0.2 million is the current portion. The interest on this mortgage obligation is fixed at 4.96% and it amortizes in full over the term of the obligation. In the first quarter of 2012, we made the final payment of $1.8 million relating to the 2010 purchase of a technology company.

In June 2012, our German subsidiary entered into a new credit facility with Deutsche Bank AG (the “Euro Credit Facility”) to replace the prior credit facility that expired on June 30, 2012. The Euro Credit Facility makes available Euro 20.0 million ($25.7 million) and will expire on June 30, 2014.

Our existing cash and marketable securities, our cash flows from operations and our existing lines of credit provides us with the financial flexibility to meet our liquidity and capital needs, as well as to complete acquisitions of complementary businesses and technologies. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of economic environment on our sales levels, the timing and extent of spending to support development efforts, the expansion of the global sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. The following table details our line-of-credit facilities as of September 30, 2012:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $35.0 million	LIBOR plus 1.125% to 1.625%, depending on our performance	June 2015	Unsecured

Euro Credit Facility (Germany)(2)	Euro 20.0 million ($25.7 million)	Euribor + 1.25% or EONIA 1.50%	June 2014	Unsecured, guaranteed by parent company

Euro Overdraft Facilities	Euro 1.9 million ($2.4 million)	2.4%-6.5%	October 2012	Common pool of assets of German and Italian subsidiaries

(1)	$14.1 million of this credit facility is available to our foreign subsidiaries in their respective local currencies, including India, China, Japan and South Korea. Total drawings at September 30, 2012 were $1.2 million with an interest rate of 1.3%
(2)	$16.7 million of this credit facility is available to our German subsidiary, $3.9 million is available to our Russian subsidiary and $5.1 million is available to our Italian subsidiary. Total drawing at September 30, 2012 was $2.8 million with and interest rate of 1.6%.

Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $25.7 million, respectively, and neither of them is syndicated.

We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended September 30, 2012.

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

Operating activities. Net cash provided by operating activities increased by $60.5 million to $116.5 million for the nine months ended September 30, 2012 from $56.0 million for the nine months ended September 30, 2011, primarily resulting from:

•	An increase in cash provided by net income after adding back non-cash charges of $31.0 million in the nine months ended September 30, 2012 as compared to $74.8 million in the same period in 2011;

•	An increase in inventory of $17.1 million in the nine months ended September 30, 2012 compared to an increase of $52.3 million in the nine months ended September 30, 2011;

•

An increase in income and other taxes payable of $19.0 million in the nine months ended September 30, 2012 compared to an increase of $14.4 million in the nine months ended September 30, 2011; partially offset by

•	An increase in accounts receivable of $36.5 million in the nine months ended September 30, 2012 compared to an increase of $26.2 million in the nine months ended September 30, 2011.

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

Investing activities. Net cash used in investing activities was $38.2 million and $35.0 million in the nine months ended September 30, 2012 and 2011, respectively. The cash used in investing activities in 2012 related to the construction of new buildings in the US, Germany and Russia as well as purchases of machinery and equipment and $11.6 million for the purchase of a New Hampshire-based company during the third quarter of 2012. These expenditures were partially offset by the proceeds from the maturity of short-term investments of $25.5 million. In the nine months ended September 30, 2011, cash used in investing activities was related to the purchase of new buildings in Germany and Japan and start of the construction of new buildings in Russia and purchases of machinery and equipment.

We expect to end the year at the higher end of our target range of between $55 million and $60 million. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.

Financing activities. Net cash provided by financing activities was $116.2 million and $31.5 million in the nine months ended September 30, 2012 and 2011, respectively. The cash provided by financing activities in 2012 was primarily related to the follow-on public stock offering for which we received $168.0 million, net of offering expenses. To a lesser extent, in 2012, cash was provided from stock option exercises and stock sales under our employee stock purchase plan. These were partially offset by the repurchase of a 22.5% redeemable noncontrolling interest in our Russian subsidiary of $55.4 million. The cash provided by financing activities in 2011 was primarily related to cash received from Rusnano for a 10% interest in our Russian subsidiary and cash provided by the exercise of stock options and stock sales under our employee stock purchase plan.

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

Recent Accounting Pronouncements

In June 2011, FASB issued Accounting Standards Updates No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,”(“ASU No. 2011-05”) which amended the current comprehensive income guidance. This accounting update eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. We adopted ASU 2011-05 in the first quarter of 2012. This adoption did not have an impact on the statement of financial condition as it only required a change in the ordering of our financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. FASB ASC 350-20 was amended to simplify how entities test goodwill for impairment. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying value amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendment in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011.

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

Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen, the Russian Ruble, and Chinese Yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen, the Russian Ruble, and Chinese Yuan. Loss on foreign exchange transactions totaled $1.8 million for the three months ended September 30, 2012. Gain on foreign exchange transactions totaled $1.9 million for the three months ended September 30, 2011. Management attempts to hedge these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency hedges as of September 30, 2012. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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

IPG PHOTONICS CORPORATION

Date: November 6, 2012	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2012	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Vice President and Chief Financial Officer (Principal Financial Officer)