Form 10-K
period 2012-12-31
IPG PHOTONICS CORP
filed 2013-02-28
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.4 billion, calculated based upon the closing price as reported by the Nasdaq Global Market on July 2, 2012. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.

As of February 25, 2013, 51,415,585 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Annual Report on Form 10-K except for historical information are forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.

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

Our Company

IPG Photonics Corporation (“IPG”, the “Company”, the “Registrant”, “we”, “us” or “our”) is the leading developer and manufacturer of a broad line of high-performance fiber lasers, fiber amplifiers and diode lasers that are used for diverse applications, primarily in materials processing. Fiber lasers are a new generation of lasers that combine the advantages of semiconductor diodes, such as long life and high efficiency, with the high amplification and precise beam qualities of specialty optical fibers to deliver superior performance, reliability and usability.

Our diverse lines of low, mid and high-power lasers and amplifiers are used in materials processing, advanced, communications and medical applications. We sell our products globally to original equipment manufacturers (“OEMs”), system integrators and end users. We market our products internationally primarily through our direct sales force. We have sales offices in the United States, Germany, Italy, Turkey, the United Kingdom, France, Spain, Japan, China, South Korea, Singapore, India and Russia. Our major manufacturing facilities are located in the United States, Germany and Russia.

We are vertically integrated such that we design and manufacture most of our key components used in our finished products, from semiconductor diodes to optical fiber preforms, finished fiber lasers and amplifiers. We also manufacture certain complementary products used with our lasers including optical delivery cables, fiber couplers, beam switches, optical heads and chillers. In addition, we offer laser-based systems for certain markets and applications. Our vertically integrated operations allow us to reduce manufacturing costs, ensure access to critical components, rapidly develop and integrate advanced products and protect our proprietary technology.

We are listed on the Nasdaq Global Market (ticker: IPGP). We began our operations in Russia in 1990 and we were incorporated in Delaware in 1998. Our principal executive offices are located at 50 Old Webster Road, Oxford, Massachusetts 01540, and our telephone number is (508) 373-1100.

Industry Background

Conventional Laser Technologies

Since the laser was invented over 50 years ago, laser technology has revolutionized a broad range of applications and products in various industries, including general manufacturing, automotive, medical, research, consumer products, electronics, semiconductors and communications. Lasers provide flexible, non-contact and high-speed ways to process and treat various materials. They are widely used to transmit large volumes of data in optical communications systems, various medical applications and test and measurement systems. They are also incorporated into manufacturing, medical and other systems by OEMs, system integrators and end users. For a wide variety of applications, lasers provide superior performance and a more cost-effective solution than non-laser technologies.

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

Historically, carbon dioxide (“CO2”) gas lasers and crystal lasers have been the two principal laser types used in materials processing and many other applications. They are named for the materials used to create the lasing action. A CO2 laser produces light by electrically stimulating a gas-filled tube and delivers the beam through free space using mirrors to provide direction. A crystal laser uses an arc lamp, pulsed flash lamp or diode stack or array to optically pump a special crystal. The most common crystal lasers use yttrium aluminum garnet (“YAG”) crystals infused with neodymium or ytterbium. Some crystal lasers also use mirrors in free space to deliver the beam or direct the beam through fiber optics.

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

Although low-power fiber lasers have existed for approximately four decades, their increased recent adoption has been driven primarily by our improvements in their output power levels and cost as well as their superior performance compared with conventional lasers. We have successfully increased output power levels by developing improved optical components such as active fibers that have increased their power capacities and improved their performance. Fiber lasers now offer output powers that exceed those of conventional lasers in many categories. Also, semiconductor diodes historically have represented the majority of the cost of fiber lasers. The high cost of diodes meant that fiber lasers could not compete with conventional lasers on price and limited their use to high value-added applications. Over the last several years, however, our semiconductor diodes have become more affordable and reliable due, in part, to substantial advancements in semiconductor diode technology and increased production volumes. As a result, the average cost per watt of output power has decreased dramatically over the last decade. Because of these improvements, our fiber lasers can now effectively compete with conventional lasers over a wide range of output powers and applications. As a pioneer in the development and commercialization of fiber lasers, we have contributed to many advancements in fiber laser technology and products.

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

•

Lower Cost.    The purchase price for fiber lasers is generally lower than that of YAG lasers and of many conventional CO2 lasers. Fiber lasers are cheaper to operate due to their lower energy usage, lower required maintenance costs and better processing speeds. Fiber lasers convert electrical energy to optical energy approximately 2 to 3 times more efficiently than diode-pumped YAG lasers, approximately 3 times more efficiently than conventional CO2 lasers and approximately 15 to 30 times more efficiently than lamp-pumped YAG lasers. Because fiber lasers are much more energy-efficient and place lower levels of thermal stress on their internal components, they have substantially lower cooling requirements compared to those of conventional lasers, which also improves overall energy efficiency. Fiber lasers have lower to no maintenance costs due to the high performance and long life of our single-emitter diodes, fiber optics and other optical components, which can be used for up to 100,000 hours without replacement. The higher power density of the fiber laser beam also allows for higher processing speeds in many applications, which increases the operating efficiencies on a per-part basis.

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

Notwithstanding the benefits offered by fiber lasers, there remain applications and processes where conventional laser technologies may provide superior performance with respect to particular features. For example, crystal lasers can provide higher peak power pulses and fiber lasers do not generate the deep ultra-violet light that is used for photolithography in many semiconductor applications. In addition, CO2 lasers operate at wavelengths that are optimal for use on many non-metallic materials, including plastics.

Our Competitive Strengths

We believe that our key competitive strengths position us to take advantage of opportunities to displace traditional lasers and enable use of fiber lasers in new applications. Our key strengths and competitive advantages include:

World’s Leading Producer of Fiber Laser Technology.    We are the world’s largest manufacturer of fiber lasers. As a pioneer and technology leader in fiber lasers, we have built leading positions in our various end markets with a large and diverse customer base. Based on our leadership positions, we are able to leverage our scale to reduce costs for our customers and drive the proliferation of fiber lasers in existing and new applications. We rely on several key proprietary technologies, including pumping technology, manufacturing of fiber to withstand the high output power of our lasers, gain blocks and optics that contribute to the superior performance and reliability of our products.

Vertically Integrated Development and Manufacturing.    We develop and manufacture all of our key high-volume specialty components, including semiconductor diodes, active fibers, passive fibers and specialty optical components. We believe that our vertical integration and our high-volume production enhances our ability to meet customer requirements, reduce costs, accelerate and focus development, shorten lead times, limit the spread of trade secrets and provide competitive pricing advantages to us while maintaining high performance and quality standards.

Breadth and Depth of Expertise.    We have extensive know-how in materials sciences, which enables us to make our specialty optical fibers, semiconductor diodes and other critical components. We also have experience in optical, electrical, mechanical and semiconductor engineering, which we use to develop and manufacture our proprietary components, products and systems.

Diverse Customer Base, End Markets and Applications.    Our diverse customer base, end markets and applications provide us with many growth opportunities. In 2012, we shipped more than 25,000 units to over 1,900 customers worldwide, with no single customer representing more than 7% of our sales. Our products are used in a wide variety of applications and end markets worldwide. Our principal end markets and representative applications within those markets include:

Materials Processing

General manufacturing	• Welding, hybrid welding and cutting • Marking, engraving and printing • Brazing and hardening • Prototyping, cladding and stripping

Automotive	• High-strength steel cutting and welding • Welding tailored metal blanks, frames, seats and transmissions • Brazing and welding of auto frames • Seam welding

Heavy industry	• Hardening and welding pipes in nuclear, wind turbine and pipeline industries • Welding and cutting thick plates for ships and rail cars • Drilling for natural resources

Aerospace	• Welding titanium air frames • Cladding parts • Percussion drilling of parts

Consumer	• Electronics and credit card marking • Cutting and marking parts for electronics and appliances • Welding razor blades and batteries • Stent and pacemaker manufacturing

Semiconductor and electronics	• Computer disk manufacturing and texturing • Photovoltaic manufacturing • Memory repair and trim

Advanced Applications	• Obstacle warning and light detecting and ranging • Special projects and research • Directed energy demonstrations • Sensing and instrumentation

Communications	• Broadband — fiber to premises • Broadband — cable video signal transport • Metro and long-haul wire-line DWDM transport

Medical	• Skin rejuvenation and wrinkle removal • General surgery and urology • Dental

Broad Product Portfolio and Ability to Meet Customer Requirements.    We offer a broad range of standard and custom fiber lasers and amplifiers, enabling deployment in a wide variety of applications and end markets. Our vertically integrated manufacturing and broad technology expertise enable us to design, prototype and commence high-volume production of our products rapidly, allowing our customers to meet their time-to-market requirements.

Our Strategy

Our objective is to maintain and extend our leadership position by pursuing the following key elements of our strategy:

Leverage Our Technology to Increase Sales.    As fiber lasers become more widely accepted, we plan to leverage our position as the leader in fiber lasers and our applications expertise to develop solutions for customers and increase our position in the broader laser market. We believe that our fiber lasers will continue to displace traditional lasers in many existing applications due to their superior performance and value. Over the last decade, our pulsed fiber lasers have become widely accepted in laser metal marking applications and now have a leading position in those applications. More recently, our high-power continuous wave (“CW”) fiber lasers have been accepted by a growing number of laser cutting system OEMs for two- and three-dimension cutting, one of the largest laser materials processing applications. We plan to continue to leverage our fiber laser technology by pursuing large-scale laser applications where our fiber lasers offer improved customer value and performance. Some of the more significant applications we intend to target include: (i) welding of thick steel with our high-power lasers; (ii) micro-processing with our quasi-CW (“QCW”) fiber lasers; (iii) processing of non-metals, such as plastics, with our new high-power thulium lasers; and (iv) fine-processing, scribing and marking with our high-power green lasers and new ultra-violet (“UV”), lasers now under development.

Target New Applications for Lasers and Expand into Broader Markets.    We intend to expand the use of fiber lasers into additional applications where faster or higher quality processing, higher power, portability, efficiency, size and flexible fiber cable delivery can lead customers to adopt fiber lasers instead of non-laser solutions. We believe that the advantages of fiber laser technology can overcome many of the limitations that have hindered the adoption of conventional lasers in broader industrial markets and processes. Using our manufacturing scale and technology innovations, we have been successful in reducing the cost of manufacturing with lasers, making fiber lasers a more attractive manufacturing alternative. We target applications where higher power, portability, efficiency, size and flexible fiber cable delivery can lead customers to adopt fiber lasers instead of non-laser solutions. Certain industry trends such as the use of high-strength steel in automotive manufacturing and decreasing the weight of vehicles are driving the use of fiber lasers over other manufacturing methods such as stamping, non-laser welding and adhesives. Other trends, such as miniaturization of parts and electronics, contribute to the use of lasers because no other tools can work as precisely. We are working on developing new applications for fiber lasers through internal research and in partnership with customers and industrial institutes.

Expand Our Product Portfolio.    We plan to continue to invest in research and development to add additional wavelengths, power levels and other parameters while also improving beam quality, as well as developing new product lines and laser-based systems. Using our core technologies and breadth of experience, we plan to expand the wavelengths at which our lasers operate. This includes UV lasers that can be used for fine-processing applications and mid-infrared lasers that can be used for medical applications, non-metal materials processing and other novel applications. We have increased the output power of our green lasers for use in the semiconductor market. We will continue to expand sales of specialized laser-based systems to meet the specific needs of manufacturing end users whose requirements are not met by standard systems or in certain geographic areas where fiber laser systems are not currently available. In 2012, we acquired a business that develops and produces industrial grade UV excimer, solid state and pico-second laser micromachining systems. We also expanded our capabilities to manufacture high-power laser systems for certain applications and markets and developed a high-power scanning system for multiple materials processing applications.

Lower Our Costs Through Manufacturing Improvements and Innovation.    We plan to seek further improvements in component manufacturing processes and device assembly as well as innovation in components and device designs to improve performance and decrease the overall cost per watt for our products. As we increase our volumes, we are better able to negotiate price reductions with certain of our suppliers. We intend to leverage our technology and operations expertise to manufacture additional components in order to reduce costs, ensure component quality and ensure supply. In 2012, we machined more of our mechanical parts, manufactured more of the printed circuit boards we use, and redesigned certain optical components to improve quality and decrease costs. We also further decreased the cost of our packaged diodes. In addition, we manufactured additional components that we had previously outsourced, such as mechanical cabinets, printed circuit boards and optical sub-assemblies. By reducing the cost per watt of our lasers and maintaining the lower operating cost of our products, we believe that we can increase laser use in applications in which conventional lasers could not be used economically.

Expand Global Reach to Attract Customers Worldwide.    Our customers’ manufacturing operations have expanded in emerging markets and are moving to lower-cost international locations. We have increased and will continue to increase our international sales and service locations to respond to our customers’ needs. In 2012, we opened a new sales and service office in Turkey. We are considering increasing our presence in additional countries with large manufacturing infrastructures.

Products

We design and manufacture a broad range of high-performance optical fiber-based lasers and amplifiers. We also make packaged diodes, direct diode lasers, laser systems, communications systems and materials processing laser systems that utilize our optical fiber-based products as well as other laser sources. Many of our products are designed to be used as general-purpose energy or light sources, making them useful in diverse applications and markets.

Our products are based on a common proprietary technology platform using many of the same core components, such as semiconductor diodes and specialty fibers, which we configure to our customers’ specifications. Our engineers and scientists work closely with OEMs, system integrators and end users to develop and customize our products for their needs. Because of our flexible and modular product architecture, we offer products in different configurations according to the desired application, including modules, rack-mounted units and tabletop units. Our engineers and other technical experts work directly with the customer in our application and development centers to develop and configure the optimal solution for each customer’s manufacturing requirements. We also manufacture certain complementary products that are used with our lasers, such as optical delivery cables, fiber couplers, beam switches, optical heads and chillers.

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

We believe that we produce the highest-power solid-state lasers in the industry. Our ytterbium fiber lasers reach power levels of up to 100,000 watts. We also make single-mode and low-mode output ytterbium fiber lasers with power levels of up to 20,000 watts and single-mode, low-output erbium and thulium fiber lasers with power levels of up to 400 watts. Our compact, durable design and integrated fiber optic beam delivery allow us to offer versatile laser energy sources and simple laser integration for complex production processes without compromising quality, speed or power.

We also sell laser diode chips and packaged laser diodes operating at 9XX nanometers. We sell our own family of high-power optical fiber delivery cables, fiber couplers, beam switches, chillers and other accessories for our fiber lasers. Recently, we introduced a high-power scanner for use with our fiber lasers.

IPG offers a retrofit service to replace CO2 and lamp-pumped YAG laser sources with fiber lasers in many welding, cutting, drilling and other systems, allowing customers to retain their existing laser systems. IPG also makes active and passive laser materials and tunable lasers in the middle-infrared region.

Amplifiers

Our amplifier products range from milliwatts to up to 1,500 watts of output power from 1 to 2 microns in wavelength. We offer erbium-doped fiber amplifiers (“EDFAs”), Raman amplifiers and integrated communications systems that incorporate our amplifiers. These products are predominantly deployed in broadband networks such as fiber to the home (“FTTH”), fiber to the curb (“FTTC”), and passive optical networks (“PON”), and dense wavelength division multiplexing (“DWDM”), networks. We also offer ytterbium and thulium specialty fiber amplifiers and broadband light sources that are used in advanced applications. In addition, we sell single-frequency, linearly polarized and polarization-maintaining versions of our amplifier products. As with our fiber lasers, our fiber amplifiers offer some of the highest output power levels and highest number of optical outputs in the industry. We believe our line of fiber amplifiers offers the best commercially available output power and performance.

Systems

Besides selling laser sources, we also offer integrated laser systems for particular geographic markets or custom-developed for a customer’s manufacturing requirements. Through our IPG Microsystems business, we offer industrial grade UV excimer, diode pumped solid state and pico-second laser micromachining systems and materials processing services. Key applications for these systems include advanced laser scribing and lift-off (“LLO”) of light-emitting diodes (“LEDs”), thin film solar scribing, semiconductor, micro-electro-mechanical systems (“MEMS”), research, biomedical and industrial micromachining. IPG Microsystems’ laser systems operate at wavelengths from 157nm to 1,064nm, and are essential to a growing set of today’s industrial micromachining applications.

IPG also develops and sells specialized fiber laser systems for unique material processing applications as requested by customers desiring a complete laser-based solution, including remote welding, micro-welding and cutting. The platforms include multi-axis workstations for welding, flatbed cutters, and diode markers. Other systems offerings include a welding seam stepper and picker, which is an automated and integrated fiber laser welding tool providing customers increased processing speeds, better quality and the elimination of certain clamping tools. The seam stepper and picker, an alternative to resistance welding, are used in automotive assembly, sheet metal production and other materials processing applications.

The following table lists our principal product lines that generated a substantial majority of our revenues in 2012, and the principal applications markets in which they are used:

Product Line	Principal Markets	Principal Applications

High-Power Ytterbium CW (1,000 — 20,000 Watts)	Automotive Heavy Industry General Manufacturing Natural Resources Aerospace	• Cutting • Welding • Annealing • Drilling • Cladding • Brazing • Paint stripping

Mid-Power Ytterbium CW (100 — 999 Watts)	General Manufacturing Consumer Medical Devices Printing Microelectronics	• Cutting • Welding • Scribing • Engraving • Rapid prototyping

Pulsed Ytterbium (0.1 to 200 Watts)	General Manufacturing Semiconductor Medical Devices Consumer Microelectronics Panel Displays	• Marking • Engraving • Scribing • Drilling • Coating removal • Cutting

Pulsed and CW Green Lasers	Semiconductor Solar General Manufacturing	• Annealing silicon wafers • Thin film ablation • Marking plastics

Quasi-CW Ytterbium (100 — 900 Watts)	Medical Device Computer Components Micro-Processing	• Welding and micro-welding • Drilling • Cutting

Erbium Amplifiers	Broadband Access Cable TV DWDM Instrumentation Scientific Research	• Telephony • Video on demand • High-speed internet • Ultra-long-haul transmission • Beam combining

Our products are used in a broad range of applications. The major application is materials processing, comprising approximately 88% of our sales in 2012. Our products also address other applications, including advanced applications (approximately 7% of sales), communications (approximately 4% of sales) and medical (approximately 1% of sales).

Our Markets

Materials Processing

The most significant materials processing applications for fiber lasers are cutting and welding and marking and engraving. Other applications include micro-processing, surface treatment, drilling, soldering, annealing, hardening, rapid prototyping and laser-assisted machining.

Cutting and Welding Applications.    Laser-based cutting technology has several advantages compared to alternative technologies. Laser cutting is fast, flexible and highly precise and can be used to cut complex contours on flat, tubular or three-dimensional materials. The laser source can be programmed to process many different kinds of materials such as steel, aluminum, brass, copper, glass, ceramic and plastic at various thicknesses. Laser cutting technology is a non-contact process that is easy to integrate into an automated production line and is not subject to wear of the cutting medium. We sell low, mid and high-power ytterbium fiber lasers for laser cutting. High electrical efficiency, low maintenance and operating cost, high beam quality, wide operating power range, power stability and small spot size are some of the qualities offered by IPG fiber lasers for many cutting applications, which enable customers to cut a variety of materials faster.

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

Micro-Processing and Non-Metal Processing.    The trend toward miniaturization in numerous industries such as consumer electronics, as well as innovations in materials and structures, is driving end users to utilize lasers in processing and fabrication. The ability of lasers to cut, weld, drill, ablate, etch and add materials on a fine scale is enabling new technologies and products across many industries. Our low-power CW and QCW lasers are used to cut medical stents and weld medical batteries. In photovoltaic manufacturing, our lasers etch and perform edge isolation processes. The aerospace industry requires precise manufacturing of engine parts so that cooling is effective and aerospace manufacturers use lasers to conduct percussive drilling. Processing of plastics and semi-conductors require short pulse and high energy lasers, in the green, UV and mid infra-red wavelengths.

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

Remote Sensing.    Our products are used in light detection and ranging (“LIDAR”), a laser technique for remote sensing. Optical fiber can be used as a sensor for measuring changes in temperature, pressure and gas concentration in oil wells, atmospheric and pollution measurements and seismic exploration.

Communications

We design and manufacture a DWDM transport system with varying output power and wavelengths and a full range of fiber amplifiers and Raman pump lasers that enhance data transmission in broadband access and DWDM optical networks. We are leveraging our high-power diode and fiber technology through the qualification and sale of high-value integrated solutions for network suppliers.

DWDM.    DWDM is a technology that expands the capacity of optical networks, allowing service providers to extend the life of existing fiber networks and reduce operating and capital costs by maximizing bandwidth capacity. We provide a broad range of high-power products for DWDM applications including EDFAs and Raman lasers. We provide a DWDM transport system that offers service providers and private network operators a simple, flexible, optical layer solution scalable to 80 channels that aggregates and multiplexes multiprotocol clients into optical transport network signals operating at 10, 40 and 100 gigabits per second per channel.

Broadband Access.    The delivery to subscribers of television programming and Internet-based information and communication services is converging, driven by advances in Internet Protocol (“IP”) technology and by changes in the regulatory and competitive environment. Fiber optic lines now offer connection speeds of up to 10 gigabits per second to the subscriber, or 1,000 times faster than digital subscriber lines (“DSL”), or cable links. We offer a series of specialty multi-port EDFAs and cable television (“TV”) nodes and transmitters that support different types of passive optical network architectures, enabling high-speed data, voice, video on demand and high-definition TV. We provide an EDFA that supports up to 64 output ports, which allows service providers to support a high number of customers in a small space, reducing overall power consumption and network cost. End users for our products include communications network operators for video wavelength division multiplexing overlay solutions, operators of metro and long-haul networks for DWDM and amplification solutions, as well as cable and multiple system operators for optical amplification solutions.

Medical

We sell our commercial fiber and diode lasers to OEMs that incorporate our products into their medical laser systems. CW erbium and thulium fiber lasers from 1 to 150 watts and diode laser systems can be used in various medical and biomedical applications. Aesthetic applications addressed by lasers include skin rejuvenation, skin resurfacing and stretch mark removal. Purchasers use our diode lasers in dental and skin tightening procedures. Surgical applications include prostate surgery. Fiber lasers have the ability to fine-tune optical penetration depth and absorption characteristics and can be used for ear, nose and throat, urology, gynecology and other surgical procedures.

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

Customers

We sell our products globally to OEMs, system integrators and end users in a wide range of diverse markets who have the in-house engineering capability to integrate our products into their own systems. We have thousands of customers worldwide. Our primary end market is materials processing, comprised of general manufacturing, automotive, heavy industry, aerospace, consumer products, medical device manufacturing, natural resources, photovoltaic semiconductor and electronics customers. We also sell our products to other end markets, including advanced applications (comprised of commercial companies, universities, research entities and government entities), communications (comprised of system integrators, utilities and municipalities) and medical (comprised of medical laser systems manufacturers and researchers). We believe that our customer and end-market diversification minimizes dependence on any single industry or group of customers.

The following table shows the allocation of our net sales (in thousands) among our principal markets:

	Year Ended December 31,
	2012		2011		Change
		% of Total		% of Total
Materials Processing	$492,013	87.5%	$419,443	88.4%	$72,570	17.3%
Other applications:
Advanced Applications	43,052	7.6	25,918	5.5	17,134	66.1
Communications	21,706	3.9	20,368	4.3	1,338	6.6
Medical	5,757	1.0	8,753	1.8	(2,996)	34.2

Total other applications:	70,515	12.5	55,039	11.6	15,476	28.1

Total	$562,528	100.0%	$474,482	100.0%	$88,046	18.6%

None of our customers accounted for 10% or more of our net sales for the years ended December 31, 2012, 2011 or 2010.

Our net sales (in thousands) were derived from customers in the following geographic regions:

	Year Ended December 31,
	2012		2011		2010
North America(1)	$108,316	19.3%	$86,181	18.2%	$61,706	20.6%
Europe	200,708	35.7	179,584	37.8	112,456	37.6
Asia and Australia	251,803	44.8	204,758	43.2	124,254	41.5
Rest of World	1,701	0.3	3,959	0.8	840	0.3

Total	$562,528	100.0%	$474,482	100.0%	$299,256	100.0%

(1)	The substantial majority of sales in North America are to customers in the United States.

Backlog

At December 31, 2012, our backlog of orders (generally scheduled for shipment within one year) was approximately $203.0 million compared to $207.0 million at December 31, 2011. At December 31, 2012, our backlog included $102.0 million of orders with firm shipment dates and $101.0 million of frame agreements that we expect to ship within one year, compared to $124.1 million of orders with firm shipment dates and $82.9 million of frame agreements at December 31, 2011. Frame agreements generally are agreements without committed shipment dates. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, the rate of cancellation experienced by us has not been significant. We manage the risk of cancellation by establishing the right to charge a cancellation fee that generally covers a portion of the purchase price, any materials and development costs incurred prior to the order being cancelled. Our ability to enforce this right depends on many factors including, but not limited to, the customer’s requested length of delay, the number of other outstanding orders with the customer and our ability to quickly convert the cancelled order to another sale.

We anticipate shipping a substantial majority of the present backlog during fiscal year 2013. However, our backlog at any given date is not necessarily indicative of actual sales for any future period.

Sales, Marketing and Support

We market our products internationally primarily through our direct sales force. Our direct sales force sells to end users, OEMs and systems integrators. Once our fiber laser products are designed into an OEM system, the OEM’s sales force markets its systems, allowing us to take advantage of numerous OEMs sales forces, each typically having several sales persons in locations other than where our sales offices are located. We have sales offices in the United States, Germany, Italy, Turkey, the United Kingdom, France, Spain, China, Japan, South Korea, Singapore, India and Russia. We have materials processing application centers in the United States, Germany, Russia, China, Italy, Japan and South Korea, which we use to demonstrate our products and develop new applications. Our application centers are fundamental to developing new laser applications for customers and assisting them in integrating lasers into their production processes.

To a lesser extent, we market through agreements with independent sales representatives and distributors. Sales to foreign customers are generally priced in local currencies and are therefore subject to currency exchange fluctuations.

We maintain a customer support and field service staff in our major markets. We work closely with customers and independent representatives to service equipment and to train customers to use our products. We have expanded our support and field service, particularly in locations where customer concentration or volume requires local service capabilities. We repair products at our facilities or at customer sites.

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

We developed these proprietary components, manufacturing tools, equipment and techniques over many years in an effort to address the major issues that had been inhibiting the development of fiber laser technology and to provide products that differentiate us from our competitors. We believe that the proprietary components, manufacturing tools, equipment, techniques and software utilized in all of our product lines provide extensive barriers to potential competitors. Generally, we do not sell our proprietary components to third parties in material quantities. Using our technology platform, we configure standard products based upon each customer’s specifications. Through our vertically integrated manufacturing operations, we can develop, test and produce new products and configurations with higher performance and reliability and in less time than by working with external vendors. We have developed proprietary testing methodologies that allow us to develop higher power components and products in short periods of time, enable us to introduce products to the market more quickly, capitalize on new opportunities and provide superior service to our customers.

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

Our research and development efforts are also directed at expanding our product line by increasing power levels, improving beam quality and electrical efficiency, decreasing the size of our products and lowering the cost per watt. We also are engaged in research projects to expand the spectral range of products that we offer, including the development of UV pulsed fiber lasers, ultra-fast pulsed fiber lasers, and a mid-infrared (“IR”) line of lasers from 2 to 5 microns, with a hybrid fiber and crystal laser design. Our team of experienced scientists and engineers works closely with many of our customers to develop and introduce custom products that address specific applications and performance requirements.

We incurred research and development costs of approximately $31.4 million, $25.4 million and $19.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. We plan to continue our commitment to research and development and to introduce new products, systems and complementary products that would allow us to maintain our competitive position. See Item 7, “Management’s Discussion and Analysis of Financial Condition of Results of Operations.”

Intellectual Property

We seek to protect our proprietary technology primarily through the U.S. and foreign laws affording protection for trade secrets, and to seek U.S. and foreign patent, copyright and trademark protection of our products and processes where appropriate. Historically, we relied primarily on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. We seek to protect our trade secrets and proprietary information, in part, by requiring our employees to enter into agreements providing for the maintenance of confidentiality and the assignment to us of rights to inventions that they make while we employ them. We also enter into non-disclosure agreements with our consultants and suppliers to protect confidential information delivered to them. We believe that our vertical integration, including our long experience in making a wide range of specialty and high-power capacity components, as well as our technology platform make it difficult for others to reverse engineer our products.

We have increased our efforts to expand our patent portfolio globally. As of February 28, 2013, we have over 140 patents issued and over 180 pending patent applications worldwide relating principally to optical fiber lasers, amplifiers, bulk optics, semiconductors, and laser and telecommunications systems. With respect to the United States, we were issued 18 patents and we filed 23 applications on new subject matter in 2012. In February 2008, we purchased a portfolio of photonics patents from British Telecommunications plc in the fields of optical fiber lasers and amplifiers, semiconductor devices, integrated optics, fiber gratings, high-speed systems and optical networking. Intellectual property rights, including those that we own, those that we license and those of others, involve significant risks. See Item 1A, “Risk Factors-Our Inability to Protect Our Intellectual Property and Proprietary Technologies Could Result in the Unauthorized Use of Our Technologies by Third Parties, Hurt Our Competitive Position and Adversely Affect Our Operating Results.”

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

We believe we compete favorably with respect to these criteria. In the materials processing market, the competition is fragmented and includes a large number of competitors. We compete with makers of high-power CO2, YAG and disc lasers, including Fanuc, Rofin-Sinar Technologies, Inc. and Trumpf GmbH + Co. KG, makers of mid and low-power CO2, solid-state lasers such as Coherent, Inc., GSI Group Inc., Newport Corporation and Rofin-Sinar Technologies, Inc., and direct diode lasers such as Laserline GmbH. We also compete with fiber laser makers, including Rofin-Sinar Technologies, Inc., Trumpf GmbH + Co. KG, GSI Group Inc., Coherent Inc., Hypertherm, Inc., Newport Corporation, The Furukawa Electric Co., Ltd., Keopsys SA, Mitsubishi Cable Industries, Ltd., Miyachi Unitek Corporation, Raycus Fiber Laser Technologies Co. Ltd., Maxphotonics Co., Ltd. and JDS Uniphase Corporation. Several competitors recently introduced fiber lasers or announced plans to introduce fiber lasers that compete with our high-power products. We believe that we compete favorably with other makers of fiber lasers on price and value to customer, reliability, service and performance.

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

Employees

As of December 31, 2012, we had approximately 2,400 full-time employees, including 260 in research and development, 1,840 in manufacturing operations, 110 in sales, service and marketing, and 190 in general and administrative functions. Of our total full-time employees at our principal facilities, approximately 720 were in the United States, 710 were in Germany, 670 were in Russia and 90 were in China. We have never experienced a work stoppage and none of our employees is subject to a collective bargaining agreement. We believe that our current relations with our employees are good.

Government Regulation

Regulatory Compliance

The majority of our laser and amplifier products sold in the United States are classified as Class IV Laser Products under the applicable rules and regulations of the Center for Devices and Radiological Health (“CDRH”) of the U.S. Food and Drug Administration (“FDA”). The same classification system is applied in the European markets. Safety rules are formulated with “Deutsche Industrie Norm” (i.e., German Industrial Standards) or International Organization for Standardization (“ISO”) standards, which are internationally harmonized.

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

Availability of Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available free of charge on our web site at www.ipgphotonics.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”) (www.sec.gov). We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary.

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

Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers in the materials processing market, which includes general manufacturing, automotive, marking, electronics and photovoltaic applications. Approximately 88% of our revenues in 2012 were from customers in the materials processing market. Although applications in this market are broad, sales for these applications are cyclical and have historically experienced sudden and severe downturns and periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. For example, our sales decreased by 25% in the materials processing market in 2009 as a result of the global economic recession. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in this market, which, in turn, depend upon the demand for their products or services. Decreased demand for products and services from customers for these applications during an economic downturn may lead to decreased demand for our products, which would reduce our sales and margins. We may not be able to respond by decreasing our expenses quickly enough, due in part, to our fixed overhead structure related to our vertically integrated operations and our commitments to continuing investment in research and development.

Uncertainty and adverse changes in the general economic conditions of markets in which we participate negatively affect our business.

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the materials processing, telecommunications, advanced and medical markets and applications in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the markets and applications we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. Our sales have benefited in 2012, 2011 and 2010 from our increased sales of mid and high-power lasers to end users in China. A slowing of economic growth, or a recession in China, would slow our growth rates or may result in a decrease in our sales. Adverse changes have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our lasers and amplifiers, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products. A prolonged economic downturn could have a material adverse effect on our business, financial condition and results of operations.

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

Our level of sales will depend on our ability to generate sales of fiber lasers in applications where conventional lasers, such as CO2 and YAG lasers, have been used or in new and developing markets and applications for lasers where they have not been used previously. To date, a significant portion of our revenue growth has been derived from sales of fiber lasers primarily for applications where CO2 and YAG lasers historically have been used. In order to maintain or increase market demand for our fiber laser products, we will need to devote substantial resources to:

•	demonstrate the effectiveness of fiber lasers in new applications;

•	increase our direct and indirect sales efforts;

•	effectively service and support our installed product base on a global basis;

•	extend our product line to address new applications for our products; and

•	continue to reduce our manufacturing costs and enhance our competitive position.

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

We have a high fixed cost base due to our vertically integrated business model, including the fact that approximately 76% of our approximately 2,400 employees as of December 31, 2012 were employed in our manufacturing operations. We may not adjust these fixed costs quickly enough to adapt to rapidly changing market conditions. Our gross profit, in absolute dollars and as a percentage of net sales, is impacted by our sales volume, the corresponding absorption of fixed manufacturing overhead expenses and manufacturing yields. In addition, because we are a vertically integrated manufacturer and design and manufacture our key specialty components, insufficient demand for our products may subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to expected demand, we may need to record write-downs for excess or obsolete inventory. Because we are vertically integrated, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. Changes in our level of inventory lead to an increase in cash generated from our operations when inventory is sold or a decrease in cash generated from our operations at times when the amount of inventory increases.

Our manufacturing capacity and operations may not be appropriate for future levels of demand and may adversely affect our gross margins.

We have added and are continuing to add substantial manufacturing capacity at our facilities in the United States, Germany and Russia. A significant portion of our manufacturing facilities and production equipment, such as our semiconductor production and processing equipment, diode packaging equipment and diode burn-in stations, are special-purpose in nature and cannot be adapted easily to make other products. If the demand for fiber lasers or amplifiers does not increase or if our revenue decreases from current levels, we may have significant excess manufacturing capacity and under-absorption of our fixed costs, which could in turn adversely affect our gross margins and profitability.

To maintain our competitive position as the leading developer and manufacturer of fiber lasers and to meet anticipated demand for our products, we invest significantly in the expansion of our manufacturing and operations throughout the world and may do so in the future. We incurred in the past and will incur in the future significant costs associated with the acquisition, build-out and preparation of our facilities. We had capital expenditures of $68.2 million and $53.0 million in 2012 and 2011, respectively, and we expect to incur approximately $60 million to $70 million in capital expenditures, excluding acquisitions, in 2013. In connection with these projects, we may incur cost overruns, construction delays, labor difficulties or regulatory issues which could cause our capital expenditures to be higher than what we currently anticipate, possibly by a material amount, which would in turn adversely impact our operating results. Moreover, we may experience higher costs due to yield loss, production inefficiencies and equipment problems until any operational issues associated with the opening of new manufacturing facilities are resolved.

The markets for our products are highly competitive and increased competition could increase our costs, reduce our sales or cause us to lose market share.

The industries in which we operate are characterized by significant price and technological competition. Our fiber laser and amplifier products compete with conventional laser technologies and amplifier products offered by several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do. Also, we compete with widely used non-laser production methods, such as resistance welding. We believe that competition will be particularly intense from makers of CO2, YAG, disc and direct diode lasers, as these makers of conventional solutions may lower prices to maintain current market share and have committed significant research and development resources to pursue opportunities related to these technologies.

In addition, we face competition from a growing number of fiber laser makers, including Rofin-Sinar Technologies, Inc., Trumpf GmbH + Co. KG, GSI Group Inc., Coherent Inc., Hypertherm, Inc., Newport Corporation, The Furukawa Electric Co., Ltd., Keopsys SA, Mitsubishi Cable Industries, Ltd., Miyachi Unitek Corporation, Raycus Fiber Laser Technologies Co. Ltd., Maxphotonics Co., Ltd. and JDS Uniphase Corporation. Competition from other fiber laser makers has increased and some have introduced fiber lasers or announced plans to introduce fiber lasers that compete with our products. We may not be able to successfully differentiate our current and proposed products from our competitors’ products and current or prospective customers may not consider our products to be superior to competitors’ products. To maintain our competitive position, we believe that we will be required to continue a high level of investment in research and development, application development and customer service and support, and to react to market pricing conditions. We may not have sufficient resources to continue to make these investments and we may not be able to make the technological advances or price adjustments necessary to maintain our competitive position. We also compete against our OEM customers’ internal production of competitive laser technologies.

The laser and amplifier industries are experiencing declining average selling prices, which could cause our gross margins to decline and harm our operating results.

Products in the laser and amplifier industries generally, and our products specifically, are experiencing and may in the future continue to experience a decline in average selling prices (“ASPs”) as a result of new product and technology introductions, increased competition and price pressures from significant customers. If the ASPs of our products decline further and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of our significant fixed costs, we are limited in our ability to reduce total costs quickly in response to any revenue shortfalls. Because of these factors, we have experienced and we may experience in the future material adverse fluctuations in our operating results on a quarterly or annual basis if the ASPs of our products continue to decline.

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

We currently have no binding commitments or agreements to make any acquisitions and have limited experience in making acquisitions. In the future, we may make acquisitions of and investments in new businesses, products, patents and technologies and expand into new geographic areas, or we may acquire operations, products or technologies that expand our current capabilities. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value of the acquired company, asset or technology to us. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products, patents or technologies into our existing business and products. As a result of the rapid pace of technological change in our industry, we may misjudge the long-term potential of an acquired business, product, patent or technology, or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability and result in dilution to our existing and future stockholders.

Because we lack long-term purchase commitments from our customers, our sales can be difficult to predict, which could lead to excess or obsolete inventory and adversely affect our operating results.

We generally do not enter into long-term agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules and, in some cases, orders may be cancelled or delayed without significant penalty. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. In addition, due to the absence of long-term volume purchase agreements, we forecast our revenues and plan our production and inventory levels based upon the demand forecasts of our OEM customers, end users and distributors, which are highly unpredictable and can fluctuate substantially. This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. In this regard, we recorded provisions for slow-moving, obsolete or excess inventory totaling $8.2 million, $6.1 million and $2.7 million in 2012, 2011 and 2010, respectively. These provisions were recorded as a result of changes in market prices of certain components, the value of those inventories that was realizable through finished product sales and uncertainties related to the recoverability of the value of inventories due to technological changes and excess quantities. If our OEM customers, end users or distributors fail to accurately forecast the demand for our products, fail to accurately forecast the timing of such demand, or are unable to consistently negotiate acceptable purchase order terms with customers, our results of operations may be adversely affected.

We rely on the significant experience and specialized expertise of our senior management and scientific staff and if we are unable to retain these key employees and attract other highly skilled personnel necessary to grow our business successfully, our business and results of operations could suffer.

Our future success is substantially dependent on the continued service of our executive officers, particularly our founder and chief executive officer, Dr. Valentin P. Gapontsev, age 74, and the managing director of our German subsidiary IPG Laser GmbH and Senior Vice-President, Europe, Dr. Eugene Scherbakov, age 65, our highly trained team of scientists, many of whom have numerous years of experience and specialized expertise in optical fibers, semiconductors and optical component technology, and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may leave, which could harm our business. The members of our scientific staff who are expected to make significant individual contributions to our business are also members of our executive management team as disclosed under Item 10, “Directors, Executive Officers and Corporate Governance” below. Furthermore, our business requires scientists and engineers with experience in several disciplines, including physics, optics, materials sciences, chemistry and electronics. We will need to continue to recruit and retain highly skilled scientists and engineers for certain functions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled research and development, managerial, operations, sales, marketing and customer service personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to extend and maintain our scientific expertise and grow our business could suffer significantly.

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

From time to time, we have been notified of allegations and claims that we may be infringing patents or intellectual property rights owned by third parties. In 2007, we settled two patent infringement lawsuits filed against us and in 2010 we settled another patent infringement lawsuit filed against us. Following a federal jury trial in 2011, we won a patent infringement lawsuit asserted by IMRA America, Inc. in 2006 alleging that certain products we produce infringe one U.S. patent allegedly owned by IMRA America. IMRA America has also informed us that it has patents and applications in the United States and in foreign jurisdictions directed to fiber lasers and fiber amplifiers, but has not asserted them against us. We are engaged in opposition proceedings in Japan and Germany with respect to two patents allegedly owned by IMRA America related to the patent IMRA America asserted against us in the United States. In Japan, the patent office invalidated two claims, and subsequently the Japanese IP High Court concluded that the remaining 49 claims of an IMRA America patent were invalid. IMRA is appealing the IP High Court decision. The German Patent and Trademark Office concluded that IMRA’s claims corresponding to its original patent request and several auxiliary requests were not patentable and found that claims relating to IMRA’s final auxiliary request were patentable. We are appealing a portion of this decision favorable to IMRA.

There can be no assurance that we will be able to dispose without a material effect any claims or other allegations made or asserted in the future. The outcome of any litigation is uncertain. Even if we ultimately are successful on the merits of any such litigation or re-examination, legal and administrative proceedings related to intellectual property are typically expensive and time-consuming, generate negative publicity and divert financial and managerial resources. Some litigants may have greater financial resources than we have and may be able to sustain the costs of complex intellectual property litigation more easily than we can.

If we do not prevail in any intellectual property litigation brought against us, it could affect our ability to sell our products and materially harm our business, financial condition and results of operations. These developments could adversely affect our ability to compete for customers and increase our revenues. Plaintiffs in intellectual property cases often seek, and sometimes obtain, injunctive relief. Intellectual property litigation commenced against us could force us to take actions that could be harmful to our business, competitive position, results of operations and financial condition, including the following:

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

We depend upon internal production and on outside single or limited-source suppliers for many of our key components and raw materials, including cutting-edge optics and materials. Any interruption in the supply of these key components and raw materials could adversely affect our results of operations.

We rely exclusively on our own production capabilities to manufacture certain of our key components, such as semiconductor diodes, specialty optical fibers and optical components. We do not have redundant production lines for some of our components, such as our diodes and some other components, which are made at a single manufacturing facility. These may not be readily available from other sources at our current costs. If our manufacturing activities were obstructed or hampered significantly, it could take a considerable length of time, or it could increase our costs, for us to resume manufacturing or find alternative sources of supply. Many of the tools and equipment we use are custom-designed, and it could take a significant period of time to repair or replace them. Our three major manufacturing facilities are located in Oxford, Massachusetts; Burbach, Germany; and Fryazino, Russia. Despite our efforts to mitigate the impact of any flood, fire, natural disaster, political unrest, act of terrorism, war, outbreak of disease or other similar event, our business could be adversely affected to the extent that we do not have redundant production capabilities if any of our three major manufacturing facilities or equipment should become inoperable, inaccessible, damaged or destroyed.

Also, we purchase certain raw materials used to manufacture our products and other components, such as semiconductor wafer substrates, diode packages, modulators, micro-optics, bulk optics and high-power beam delivery products, from single or limited-source suppliers. We typically purchase our components and materials through purchase orders or agreed-upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. These suppliers are relatively small private companies that may discontinue their operations at any time and may be particularly susceptible to prevailing economic conditions. Some of our suppliers are also our competitors. Some of our suppliers reduced their inventory levels and manufacturing capacity because of the recent recession or other reasons. As a result, we experienced and may in the future experience longer lead times or delays in fulfillment of our orders. Furthermore, other than our current suppliers, there are a limited number of entities from whom we could obtain these supplies. We do not anticipate that we would be able to purchase these components or raw materials that we require in a short period of time or at the same cost from other sources in commercial quantities or that have our required performance specifications. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, could adversely affect our business. If our suppliers face financial or other difficulties, if our suppliers do not maintain sufficient inventory on hand or if there are significant changes in demand for the components and materials we obtain from them, they could limit the availability of these components and materials to us, which in turn could adversely affect our business.

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

We rely on a few customers for a significant portion of our sales. In the aggregate, our top five customers accounted for 16%, 17% and 19% of our consolidated net sales in 2012, 2011 and 2010, respectively. Our largest customer is located in China and accounted for 7%, 8% and 7% of sales in 2012, 2011 and 2010, respectively, is located in China. We generally do not enter into agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be adversely affected.

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

We have significant facilities in and our products are sold in numerous countries. The United States, Germany, Japan, Russia, China, Italy and Korea are our principal markets. A substantial majority of our revenues are derived from customers, and we have substantial tangible assets, outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. Our operations and sales in these markets are subject to risks inherent in international business activities, including:

•	longer accounts receivable collection periods and less developed credit assessment and collection procedures;

•	fluctuations in the values of foreign currencies;

•	changes in a specific country’s or region’s economic conditions, such as recession;

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

•	preference for locally produced products;

•	difficulties and costs of staffing and managing international operations across different geographic areas and cultures;

•	seasonal reductions in business activities;

•	fluctuations in freight rates and transportation disruptions;

•	investment restrictions or requirements;

•	repatriation restrictions or requirements; and

•	export and import restrictions.

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

We are subject to risks of doing business in Russia through our subsidiary, NTO IRE-Polus, which provides components and test equipment to us and sells finished fiber devices to customers in Russia and neighboring countries. Further, over 20% of our sales are to customers in China. The results of our operations, business prospects and facilities in these two countries are subject to the economic and political environment in Russia and China. In recent years, both countries have undergone substantial political, economic and social change. As is typical of an emerging market, neither China nor Russia possesses a well-developed business, legal and regulatory infrastructure that would generally exist in a more mature free market economy. In addition, tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. The future economic direction of these two emerging market countries remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. Our failure to manage the risks associated with our operations in Russia and China and our other existing and potential future international business operations could have a material adverse effect upon our results of operations.

We are subject to many laws governing our international operations, including those that prohibit improper payments to government officials, including but not limited to the U.S. Foreign Corrupt Practices Act and the anti-corruption laws of the countries in which we operate. Violations of these laws, which are complex and often difficult to interpret and apply, could result in significant criminal penalties or sanctions that could materially adversely affect our business, financial condition, operating results and cash flows.

Foreign currency transaction risk may negatively affect our net sales, cost of sales and operating margins and could result in exchange losses.

We conduct our business and incur costs in the local currency of most countries in which we operate. In 2012, our net sales outside the United States represented a substantial majority of our total sales. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it receives revenues. Changes in exchange rates can also affect our results of operations by changing the U.S. dollar value of sales and expenses denominated in foreign currencies. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency transaction or translation risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers, which may have an adverse effect on our financial condition, cash flows and profitability.

Changes in tax rates, tax liabilities or tax accounting rules could affect future results.

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries or states with differing tax rates, transfer pricing rules, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies, including various announcements from the United States government potentially impacting our ability to defer taxes on international earnings. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters.

Federal securities laws, rules and regulations, as well as the rules and regulations of self-regulatory organizations such as NASDAQ and the NYSE, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations and other laws such as anti-bribery laws. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from revenue generating to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may also be harmed.

Failure to maintain effective internal controls may cause a loss of investor confidence in the reliability of our financial statements or to cause us to delay filing our periodic reports with the SEC and adversely affect our stock price.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Although we test our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements or a delay in our ability to timely file our periodic reports with the SEC, which ultimately could negatively impact our stock price.

Difficulties with our information technology systems could harm our business and results of operation. If our network security measures are breached and unauthorized access is obtained to a customer’s data or our data or our information technology systems, we may incur significant legal and financial exposure and liabilities.

Like many multinational corporations, we maintain several information technology systems, including software products licensed from third parties. These systems vary from country to country. Any system, network or Internet failures, misuse by system users, the hacking into or disruption caused by the unauthorized access by third parties or loss of license rights could disrupt our ability to timely and accurately manufacture and ship products or to report our financial information in compliance with the timelines mandated by the SEC. Any such failure, misuse, hacking, disruptions or loss would likely cause a diversion of management’s attention from the underlying business and could harm our operations. In addition, a significant failure of our various information technology systems could adversely affect our ability to complete an evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

As part of our day-to-day business, we store our data and certain data about our customers in our information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data, including information regarding our customers, such security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, employee information or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

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

Our ability to access financial markets to raise capital or finance a portion of our working capital requirements and support our liquidity needs may be adversely affected by factors beyond our control and could negatively impact our ability to finance our operations, meet certain obligations or implement our operating strategy.

We occasionally borrow under our existing credit facilities to fund operations, including working capital investments. Our major credit lines in the United States and Germany expire in June 2015 and June 2014, respectively. In the past, market disruptions experienced in the United States and abroad have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive, and, in certain cases, have resulted in the unavailability of certain types of financing. Uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facilities or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.

We also may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Substantial sales of our common stock, including shares issued upon the exercise of currently outstanding options could cause our stock price to decline.

Sales of a substantial number of shares of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. As of December 31, 2012, we had 51,359,247 shares of common stock outstanding and approximately 2,789,752 shares subject to outstanding options. We have registered all shares of common stock that we may issue under our stock option plans and our employee stock ownership plan. In addition, all of the unregistered shares of our common stock are now eligible for sale under Rule 144 or Rule 701 under the Securities Act. As these shares are issued, they may be freely sold in the public market subject, in the case of any awards under our stock-based compensation plans, to applicable vesting requirements.

We currently have the ability to file a registration statement and immediately offer and sell common stock, preferred stock, warrants, debt and convertible securities because of our current status a well-known seasoned issuer. In the future, we may issue additional options, warrants or other securities convertible into our common stock. Sales of substantial amounts of shares of our common stock or other securities under any future registration statement that we may file could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Dr. Valentin P. Gapontsev, our Chairman and Chief Executive Officer, and three trusts he created collectively control approximately 35% of our voting power and have a significant influence on the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.

Dr. Valentin P. Gapontsev, our Chairman and Chief Executive Officer, and IP Fibre Devices (UK) Ltd. (IPFD), of which Dr. Gapontsev is the managing director, together with three trusts he created beneficially own approximately 35% of our common stock. Trustees of the trusts are officers or employees of the Company.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our main facilities at December 31, 2012 include the following:

Location	Owned or Leased	Lease Expiration	Approximate Size (sq. ft.)	Primary Activity
Oxford, Massachusetts	Owned	—	295,000	Diodes, components, complete device manufacturing, administration

Burbach, Germany	Owned	—	249,000	Optical fiber, components, final assembly, complete device manufacturing, administration

Fryazino, Russia	Leased	July 2016	79,000	Components, complete device
	Owned		97,000	manufacturing, administration

Manchester, New Hampshire	Leased	December 2016	63,000	Components, complete device manufacturing, administration

Beijing, China	Leased	December 2013	35,000	Administration, service
	Owned		35,000	Administration, service

Cerro Maggiore, Italy	Owned	—	33,000	Complete device manufacturing, administration

Daejeon, South Korea	Owned	—	24,000	Administration, service

Novi, Michigan	Owned	—	16,000	Administration, service

Yokohama, Japan	Owned	—	11,000	Administration, service

Chubu, Japan	Owned	—	10,000	Administration, service

Total sq.ft. occupied:			947,000

We maintain our corporate headquarters in Oxford, Massachusetts, and conduct our major research and development activities in Oxford, Massachusetts, Manchester, New Hampshire, Burbach, Germany and Fryazino, Russia. We operate five manufacturing facilities for lasers, amplifiers and components, which are located in the United States, Germany, Russia and Italy. We also manufacture certain optical components and systems in India and China. We are committed to meeting internationally recognized manufacturing standards. Our facilities in the United States and Germany are ISO 9001 certified and we have ISO certification in Russia for specific products. In addition, research and development are also conducted at our facilities in Birmingham, Alabama and Marlborough, Massachusetts. We have sales personnel at each of our manufacturing facilities, and at offices in Novi, Michigan; Santa Clara, California; London, England; Illkirch, France; Bangalore, India; Beijing, China; Istanbul; Turkey; Singapore and Barcelona, Spain.

We plan to continue our expansion of our operations in Russia, Germany and the United States to meet the demand for our products and our sales and support needs. We believe that we will be able to obtain additional land or commercial space as needed. The additional expansion for Russia, Germany and the United States will provide an approximately additional 393,000 square feet, 26,000 square feet, and 126,000 square feet, respectively once these additions are completed and occupied. With the amount occupied as of December 31, 2012, once all expansions are completed in 2013, we will have approximately 1.5 million square feet of occupied space to continue to execute on our planned strategies.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to various legal claims and legal proceedings and other disputes incidental to our business, such as employment, intellectual property or product issues. For a discussion of the risks associated with intellectual property legal proceedings and other disputes, see Item 1A. “Risk Factors — We are subject to litigation alleging that we are infringing third-party intellectual property rights. Intellectual property claims could result in costly litigation and harm our business.”

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

	Common Stock Price Range
	High	Low
First Quarter ended March 31, 2011	$61.63	$29.37
Second Quarter ended June 30, 2011	$78.59	$53.08
Third Quarter ended September 30, 2011	$76.07	$42.66
Fourth Quarter ended December 31, 2011	$58.16	$33.33
First Quarter ended March 31, 2012	$61.18	$34.67
Second Quarter ended June 30, 2012	$57.51	$37.58
Third Quarter ended September 30, 2012	$65.77	$39.19
Fourth Quarter ended December 31, 2012	$67.00	$51.34

As of February 25, 2013, there were 51,415,585 shares of our common stock outstanding held by approximately 55 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG THE COMPANY, THE NASDAQ COMPOSITE INDEX AND S&P 500

TECHNOLOGY SECTOR INDEX

	5-Year Cumulative Total Return
	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
IPG Photonics Corporation	$100.00	$65.93	$83.69	$158.18	$169.43	$333.42
Nasdaq Composite (U.S. & Foreign)	$100.00	$59.46	$85.55	$100.02	$98.22	$113.85
S&P 500 Technology Sector Index	$100.00	$58.06	$86.16	$94.40	$95.60	$108.16

The above graph represents and compares the value, through December 31, 2012, of a hypothetical investment of $100 made at the closing price on December 31, 2007 in each of (i) our common stock, (ii) the NASDAQ Composite Stock Index and (iii) the S&P 500 Technology Sector Index, in each case assuming the reinvestment of dividends. The stock price performance shown in this graph is not necessarily indicative of, and not is intended to suggest, future stock price performance.

Dividends

We declared and paid a special cash dividend on our capital stock in December 2012 of $33.4 million or $0.65 per share. We anticipate that we will retain future earnings to support operations, fund acquisitions and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account any business conditions, any contractual and legal restrictions on our payment of dividends, and our financial condition, operating results, cash needs and growth plans. In addition, current agreements with certain of our lenders contain, and future loan agreements may contain, restrictive covenants that generally prohibit us from paying cash dividends, making any distribution on any class of stock or making stock repurchases.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales of unregistered securities during the past three years.

Use of Proceeds from Public Offering of Common Stock

On March 7, 2012, we closed a public offering of 3,250,000 shares of our common stock, consisting of 3,050,000 shares issued and sold by us and 200,000 shares sold by our chairman and chief executive officer, Dr. Valentin P. Gapontsev. The price per share to the public in the public offering was $54.30. The offer and sale of all of the shares in the public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-179722), which was declared effective by the SEC on March 2, 2012. Bank of America Merrill Lynch served as sole bookrunning manager for this offering and Needham & Company and Stifel Nicolaus Weisel served as co-managers. We raised approximately $167.9 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses of approximately $8.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or our affiliates, other than payments in the ordinary course of business to officers for salaries. We did not receive any proceeds from the sale of shares in the offering by Dr. Gapontsev. There has been no material change in the planned use of proceeds from our public offering as described in our automatic shelf registration statement relating to the securities offered in this offering that was filed with the SEC on February 27, 2012 and to a prospectus supplement to the prospectus contained in the shelf registration statement, which prospectus supplement was filed with the SEC on March 2, 2012, pursuant to Rule 424(b) under the Securities Act. We invested the funds received in money market funds and treasury bills.

Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1, 2012 — November 30, 2012	3,128	(1)	$55.27	$—	$—
December 1, 2012 — December 30, 2012	106	(1)	59.10	—	—

Total	3,234		$55.40	$—	$—

(1)	Our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the “withhold to cover” method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld.

Information Regarding Equity Compensation Plans

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	2,789,752	$29.50	6,465,903
Equity Compensation Plans Not Approved by Security Holders	—		—

Total	2,789,752		6,465,903

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, is derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2010, 2009 and 2008, and for the years ended December 31, 2009 and 2008, is derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results for any future period.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$562,528	$474,482	$299,256	$185,894	$229,076
Cost of sales	257,801	217,227	152,798	121,626	121,776

Gross profit	304,727	257,255	146,458	64,268	107,300
Operating expenses:
Sales and marketing	23,845	21,731	19,100	15,157	13,900
Research and development	31,401	25,422	19,160	18,543	15,804
General and administrative	39,231	37,442	28,645	20,489	23,198
Loss (gain) on foreign exchange	1,362	(2,862)	(848)	1,022	(2,798)

Total operating expenses	95,839	81,733	66,057	55,211	50,104

Operating income	208,888	175,522	80,401	9,057	57,196
Interest income (expense), net	319	(681)	(1,188)	(1,252)	(777)
Other income (expense), net	8	(257)	39	(36)	145

Income before provision for income taxes	209,215	174,584	79,252	7,769	56,564
Provision for income taxes	(61,471)	(53,575)	(24,900)	(2,485)	(18,111)

Net income	147,744	121,009	54,352	5,284	38,453
Less: Net income (loss) attributable to noncontrolling interests	2,740	3,250	361	(135)	1,799

Net income attributable to IPG Photonics
Corporation	145,004	117,759	53,991	5,419	36,654

Net income attributable to common shareholders	$145,004	$117,759	$53,991	$5,419	$36,654

Net income per share:
Basic	$2.87	$2.48	$1.16	$0.12	$0.82
Diluted	$2.81	$2.41	$1.13	$0.12	$0.79
Weighted-average shares outstanding:
Basic	50,477	47,365	46,424	45,489	44,507
Diluted	51,536	48,685	47,594	46,595	46,223
Dividends per common share	$0.65	$—	$—	$—	$—

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$384,053	$180,234	$147,860	$82,920	$51,283
Short-term investments	—	25,451	—	—	—
Working capital, excluding cash and cash equivalents and short-term investments	155,451	135,060	70,171	61,163	80,714
Total assets	895,498	608,132	441,855	312,636	313,218
Revolving line-of-credit facilities	2,442	7,057	6,841	6,007	19,769
Long-term debt, including current portion	15,519	17,339	16,977	18,000	19,330
Redeemable noncontrolling interests	—	46,123	24,903	—	—
IPG Photonics Corporation stockholders’ equity	742,927	443,323	316,600	256,430	238,172

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, “Selected Financial Data” and our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed under Item 1A, “Risk Factors.”

Overview

We develop and manufacture a broad line of high-performance fiber lasers, fiber amplifiers and diode lasers that are used for diverse applications, primarily in materials processing. We sell our products globally to OEMs, system integrators and end users. We market our products internationally primarily through our direct sales force.

We are vertically integrated such that we design and manufacture most of our key components used in our finished products, from semiconductor diodes to optical fiber preforms, finished fiber lasers and amplifiers. We also manufacture certain complementary products used with our lasers, including optical delivery cables, fiber couplers, beam switches, optical heads and chillers. In addition, we offer laser-based systems for certain markets and applications

Description of Our Net Sales, Costs and Expenses

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

The average selling prices of our products generally decrease as the products mature. These decreases result from factors such as decreased manufacturing costs and increases in unit volumes, increased competition, the introduction of new products and market share considerations. In the past, we have lowered our selling prices in order to penetrate new markets and applications. Furthermore, we may negotiate discounted selling prices from time to time with certain customers that purchase multiple units.

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

Due to our vertical integration strategy and ongoing investment in plant and machinery, we maintain a relatively high fixed manufacturing overhead. We may not adjust these fixed costs quickly enough to adapt to rapidly changing market conditions. Our gross margin is therefore significantly affected by our sales volume and the corresponding utilization of capacity and absorption of fixed manufacturing overhead expenses.

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

Net sales.    Our net sales grew from $229.1 million in 2008 to $562.5 million in 2012, representing a compound annual growth rate of approximately 25%. Net sales growth was driven by (i) increasing demand for our products, fueled by the decreasing average cost per watt of output power and resulting increased cost competitiveness compared to traditional lasers, (ii) the introduction of new products, including our high-power lasers with higher output power levels, (iii) the growing market acceptance of fiber lasers and (iv) the development of new applications for our products and new OEM customer relationships. Our annual revenue growth rates have varied. Net sales increased by 19%, 59% and 61% in 2012, 2011 and 2010, respectively. However in 2009, our net sales decreased by 19%, primarily due to the global economic downturn. Our growth rate was 21% in 2008.

Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers in the materials processing market, which include general manufacturing, automotive, aerospace, consumer, semiconductor and electronics. Approximately 88% of our revenues in 2012 were from customers in the materials processing market. Although applications in this market are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in the materials processing market and will be subject to the broader fluctuations of capital equipment spending.

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

Our product mix affects our margins because the selling price per watt is generally higher for low and mid-power devices and certain specialty products than for high-power devices sold in large volumes. The overall cost of high-power lasers may be partially offset by improved absorption of fixed overhead costs associated with sales of larger volumes of higher-power products because they use a greater number of optical components and drive economies of scale in manufacturing. Also, the margins on systems can be lower than margins for our laser and amplifier sources, depending on the configuration, volume and competitive forces, among other factors.

We invested $68.2 million, $53.0 million and $28.4 million in capital expenditures in 2012, 2011 and 2010, respectively. Most of this investment relates to expansion of our manufacturing capacity.

A high proportion of our costs is fixed so they are generally difficult or slow to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. Gross margins generally decline if production volumes are lower as a result of a decrease in sales or a reduction in inventory because utilization of capacity and the absorption of fixed manufacturing costs will be reduced. Gross margins generally improve when the opposite occurs. In addition, absorption of fixed costs can benefit gross margins due to an increase in production that is not sold and placed into inventory. If both sales and inventory decrease in the same period, the decline in gross margin may be greater if we cannot reduce fixed costs or choose not to reduce fixed costs to match the decrease in the level of production. If we experience a decline in sales that reduces absorption of our fixed costs, or if we have production issues or inventory write-downs, our gross margins will be negatively affected.

We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $8.2 million, $6.1 million and $2.7 million in 2012, 2011 and 2010, respectively.

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

Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 16% in 2012, 17% in 2011 and 19% in 2010. Sales to our largest customer accounted for 7%, 8% and 7% of our net sales in 2012, 2011 and 2010, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our net sales to our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to inventories, income taxes and the fair value of certain debt and equity instruments including stock-based compensation. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, which may materially affect our operating results and financial position. The accounting policies described below are those which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations and financial position.

Revenue Recognition.    We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605. Revenue from orders with multiple deliverables is divided into separate units of accounting when certain criteria are met. These separate units generally consist of equipment and installation. The consideration for the arrangement is then allocated to the separate units of accounting based on their relative selling prices. The selling price of equipment is based on vendor-specific objective evidence and the selling price of installation is based on third-party evidence. Applicable revenue recognition criteria are then applied separately for each separate unit of accounting. Equipment revenue generally is recognized upon the transfer of ownership which is typically at the time of shipment. Installation revenue is recognized upon completion of the installation service which typically occurs within 30 to 90 days of delivery. Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return generally are not included in sales arrangements.

Allowance for Doubtful Accounts.    The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. We maintain a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory. The reserve is based upon a review of inventory materials on hand, which we compare with estimated future usage and age. In addition, we review the inventory and compare recorded costs with estimates of current market value. Write-downs are recorded to reduce the carrying value to the net realizable value with respect to any part with costs in excess of current market value. Estimating demand and current market values is inherently difficult, particularly given that we make highly specialized components and products. We determine the valuation of excess and obsolete inventory by making our best estimate considering the current quantities of inventory on hand and our forecast of the need for this inventory to support future sales of our products. We often have limited information on which to base our forecasts. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation. We recorded inventory charges of $8.2 million, $6.1 million and $2.7 million in 2012, 2011 and 2010, respectively.

Stock-based compensation.    Stock-based compensation is included in the following financial statement captions as follows:

	Year Ended December 31,
	2012	2011	2010
Cost of sales	$2,184	$1,731	$727
Sales and marketing	1,052	1,503	801
Research and development	1,327	1,036	446
General and administrative	4,002	3,778	1,222

Total stock-based compensation	8,565	8,048	3,196
Tax benefit recognized	(2,629)	(2,551)	(973)

Net stock-based compensation	$5,936	$5,497	$2,223

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

	Year Ended December 31,
	2012	2011	2010
Expected term	4.0-6.6 years	3.4-6.9 years	2.9-5.9 years
Volatility	49%-56%	46%-56%	42%-48%
Risk-free rate of return	0.59%-1.23%	0.48%-2.82%	0.34%-2.68%
Dividend yield	0%	0%	0%
Forfeiture rate	0%-6.1%	0%-6.26%	0%-5.0%

As stock-based compensation expense recorded in our statements of operations is based on options ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from the estimates.

We have offered an employee stock purchase plan covering our U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee’s compensation. Compensation expense related to the employee stock purchase plan for the years ended December 31, 2012, 2011 and 2010, was approximately $0.5 million, $0.4 million and $0.2 million, respectively.

Income Taxes and Deferred Taxes.    Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate.

We file federal and state income tax returns in the United States and tax returns in numerous international jurisdictions. We must estimate our income tax expense after considering, among other factors, intercompany transactions on an arm’s length basis, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. As we continue to expand globally, there is a risk that, due to complexity within and diversity among the various jurisdictions in which we do business, a governmental agency may disagree with the manner in which we have computed our taxes. Additionally, due to the lack of uniformity among all of the foreign and domestic taxing authorities, there may be situations where the tax treatment of an item in one jurisdiction is different from the tax treatment in another jurisdiction or that the transaction causes a tax liability to arise in another jurisdiction.

Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. At December 31, 2012, we recorded a net deferred tax asset of $4.7 million. If insufficient evidence of our ability to generate future taxable income arises, we may be required to record a valuation allowance against these assets, which will result in additional income tax expense. On a quarterly basis, we evaluate whether the deferred tax assets may be realized in the future and assess the need for a valuation allowance.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting our 2012 U.S. federal taxes, including the research and experimentation credit, cannot be recognized in our 2012 financial results and instead will be reflected in our 2013 financial results. We estimate that a benefit of approximately $0.8 million will be accounted for as a discrete item in our tax provision for the first quarter of 2013. In addition, we expect that the Act’s extension of these provisions through the end of 2013 will favorably affect our estimated annual effective tax rate for 2013 by approximately 0.4 percentage points as compared to 2012.

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves recorded are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is “more likely than not” to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. At December 31, 2012, we had unrecognized tax benefits of approximately $5.4 million that, if recognized, would be recorded as a reduction in income tax expense.

At December 31, 2012, we had $226.0 million of cash in the United States and the remainder of $158.1 million at foreign locations. Cash outside of the United States is intended to fund working capital and business expansion outside the United States.

Results of Operations

The following table sets forth selected statement of operations data for the periods indicated in dollar amounts and expressed as a percentage of net sales.

	Year Ended December 31,
	2012		2011		2010
	(In thousands, except percentages and per share data)
Net sales	$562,528	100.0%	$474,482	100.0%	$299,256	100.0%
Cost of sales	257,801	45.8	217,227	45.8	152,798	51.1

Gross profit	304,727	54.2	257,255	54.2	146,458	48.9

Operating expenses:
Sales and marketing	23,845	4.2	21,731	4.6	19,100	6.4
Research and development	31,401	5.6	25,422	5.4	19,160	6.4
General and administrative	39,231	7.0	37,442	7.9	28,645	9.6
Loss (gain) on foreign exchange	1,362	0.2	(2,862)	(0.6)	(848)	(0.3)

Total operating expenses	95,839	17.0	81,733	17.2	66,057	22.1

Operating income	208,888	37.1	175,522	37.0	80,401	26.9
Interest income (expense), net	319	0.1	(681)	(0.1)	(1,188)	(0.4)
Other income (expense), net	8	0.0	(257)	(0.1)	39	0.0

Income before provision for income taxes	209,215	37.2	174,584	36.8	79,252	26.5
Provision for income taxes	(61,471)	(10.9)	(53,575)	(11.3)	(24,900)	(8.3)

Net income	147,744	26.3	121,009	25.5	54,352	18.2
Less: Net income attributable to noncontrolling interests	2,740	0.5	3,250	0.7	361	0.1

Net income attributable to IPG Photonics Corporation	$145,004	25.8%	$117,759	24.8%	$53,991	18.0%

Net income attributable to IPG Photonics Corporation per share:
Basic	$2.87		$2.48		$1.16
Diluted	$2.81		$2.41		$1.13
Weighted-average shares outstanding:
Basic	50,477		47,365		46,424
Diluted	51,536		48,685		47,594

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Net sales.    Net sales increased by $88.0 million, or 18.6%, to $562.5 million in 2012 from $474.5 million in 2011. The table below sets forth sales by application (in thousands, except for percentages):

	Year Ended December 31,
	2012		2011		Change
		% of Total		% of Total
Materials Processing	$492,013	87.5%	$419,443	88.4%	$72,570	17.3%
Other applications	70,515	12.5%	55,039	11.6%	15,476	28.1%

Total	$562,528	100.0%	$474,482	100.0%	$88,046	18.6%

Sales for materials processing applications increased primarily due to higher sales of high-power and medium-power lasers used in cutting and welding applications and pulsed lasers used in marking and engraving applications. We continue to see increased acceptance of fiber laser technology. A growing number of OEM customers have developed cutting systems that use our high power lasers and sales of these systems are gaining sales from gas laser systems. In addition, new welding processes using fiber lasers have been developed, increasing sales of lasers for this application, which are replacing traditional laser and non-laser welding technologies. We also increased sales of pulsed lasers used for marking and engraving applications due to increased demand in consumer electronics applications. The increase in other applications sales relates primarily to an increase in sales of high-power, high-brightness lasers used in advanced applications.

Cost of sales and gross margin.    Cost of sales increased by $40.6 million, or 18.7%, to $257.8 million in 2012 from $217.2 million in 2011. Our gross margin remained consistent at 54.2% in 2012 from 54.2% in 2011. Gross margin was positively affected by product mix and by reductions in direct product cost due to continued reduction of the cost of internally manufactured components. This benefit was offset by a decrease in absorption of fixed manufacturing costs. Expenses related to inventory reserves and other valuation adjustments increased by $2.1 million to $8.2 million, or 1.5% of sales, for the year ended December 31, 2012, as compared to $6.1 million, or 1.3% of sales, for the year ended December 31, 2011.

Sales and marketing expense.    Sales and marketing expense increased by $2.1 million, or 9.7%, to $23.8 million in 2012 from $21.7 million in 2011, primarily as a result of increases in personnel costs, depreciation of product used for demonstration purposes and advertising and trade show expenses. As a percentage of sales, sales and marketing expense decreased to 4.2% in 2012 from 4.6% in 2011. As we continue to expand our worldwide sales organization, we expect sales and marketing expenses to increase in the aggregate.

Research and development expense.    Research and development expense increased by $6.0 million, or 23.5%, to $31.4 million in 2012 from $25.4 million in 2011. This increase was primarily as a result of increases in personnel costs and in material expenses. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of new products operating at different wavelengths and higher output powers and new complementary accessories. As a percentage of sales, research and development expense increased to 5.6% in 2012 from 5.4% in 2011. We expect to continue to invest in research and development and that research and development expense will increase in the aggregate.

General and administrative expense.    General and administrative expense increased by $1.8 million, or 4.8%, to $39.2 million in 2012 from $37.4 million in 2011, primarily due to increased personnel cost, increased recruitment costs and increased travel expenses offset by decreased legal expense. Legal expense decreased following a favorable verdict in 2011 in a patent infringement lawsuit. As a percentage of sales, general and administrative expense decreased to 7.0% in 2012 from 7.9% in 2011. We expect general and administrative expenses to increase as we invest to support the expected growth in net sales.

Effect of exchange rates on sales, gross margin and operating expenses.    We estimate that if exchange rates had been the same as one year ago, sales in 2012 would have been $14.3 million higher, gross margin would have been $7.8 million higher and operating expenses in total would have been $2.1 million higher. The measures that assume constant exchange rates between fiscal year 2012 and fiscal year 2011 are calculated using the average exchange rates for the twelve-month period ended December 31, 2011 for the respective currencies, which were Euro 1=US$1.39, Japanese Yen 1=US$0.01, Chinese Yuan 1=US$0.15 and Russian Ruble 1=US$0.03.

Gain (loss) on foreign exchange.    We incurred a foreign exchange loss of $1.4 million in 2012 as compared to a gain of $2.9 million in 2011. The change was primarily attributable to the depreciation of the U.S. Dollar against the Euro, Russian Ruble and Japanese Yen.

Interest income (expense), net.    Interest income (expense), net was $0.3 million of income in 2012 compared to $0.7 million of expense in 2011. The increase in income is the result of increases in interest-bearing deposits during the period as well as increases in cash and cash equivalents.

Provision for income taxes.    Provision for income taxes was $61.5 million in 2012 compared to $53.6 million in 2011, representing an effective tax rate of 29.4% in 2012 and 30.7% in 2011. The increase in the provision for income taxes was due to an increase in income before the provision for income taxes, while the decrease in the effective rate was due to the proportion of income earned in countries with lower enacted tax rates.

Net income.    Net income attributable to IPG Photonics Corporation increased by $27.2 million to $145.0 million in 2012 from $117.8 million in 2011. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 1 percentage point to 25.8% in 2012 from 24.8% in 2011 due to the factors described above.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Net sales.    Net sales increased by $175.2 million, or 58.6%, to $474.5 million in 2011 from $299.3 million in 2010. The table below sets forth sales by application (in thousands, except for percentages):

	Year Ended December 31,
	2011		2010		Change
		% of Total		% of Total		%
Materials Processing	$419,443	88.4%	$252,014	84.2%	$167,429	66.4%
Other applications	55,039	11.6	47,242	15.8	7,797	16.5

Total	$474,482	100.0%	$299,256	100.0%	$175,226	58.6%

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

General and administrative expense.    General and administrative expense increased by $8.8 million, or 30.7%, to $37.4 million in 2011 from $28.6 million in 2010, primarily due to a $5.7 million increase in personnel attributable to higher bonuses and stock compensation and $2.3 million increase in accounting and legal fees primarily related to higher legal costs incurred in defending a patent infringement action that went to trial in 2011. As a percentage of sales, general and administrative expense decreased to 7.9% in 2011 from 9.6% in 2010.

Effect of exchange rates on sales, gross margin and operating expenses.    We estimate that if exchange rates had been the same as one year ago, sales in 2011 would have been $17.2 million lower, gross margin would have been $7.1 million lower and operating expenses in total would have been $2.0 million lower. The measures that assume constant exchange rates between fiscal year 2011 and fiscal year 2010 are calculated using the average exchange rates for the twelve-month period ended December 31, 2010 for the respective currencies, which were Euro 1=US$1.33, Japanese Yen 1= US$0.01 and Russian Ruble 1=US$0.03.

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

Liquidity and Capital Resources

Our principal sources of liquidity as of December 31, 2012 consisted of cash and cash equivalents of $384.1 million, unused credit lines and overdraft facilities of $61.4 million and working capital (excluding cash and cash equivalents) of $155.5 million. This compares to cash and cash equivalents of $180.2 million, short-term investments of $25.5 million, unused credit lines and overdraft facilities of $49.8 million and working capital (excluding cash and cash equivalents and short-term investments) of $135.1 million as of December 31, 2011. The increase in cash and cash equivalents of $203.9 million from December 31, 2011 relates primarily to net cash received in the follow-on public stock offering of $167.9 million, net of offering expenses, during the first quarter of 2012 and the maturity of short-term investments of $25.5 million during 2012. Also, cash provided by operating activities in 2012 was $175.3 million. These increases were partially offset by capital expenditures of $68.2 million and the repurchase of the redeemable noncontrolling interest of $55.4 million and payment of a special dividend of $33.4 million. Operating cash flow in the first quarter of 2013 will be reduced by cash payments for corporation taxes in Germany which we expect to be more than $30.0 million. This payment primarily relates to taxes for fiscal year 2011 which became payable after we completed our 2011 German tax filing during the fourth quarter of 2012.

Our long-term debt consists primarily of a $14.0 million secured variable-rate note, of which the current portion is $1.4 million as of December 31, 2012. The note matures in June 2015, at which time the outstanding debt balance will be $10.7 million. The variable interest rate was fixed by means of interest rate swap instruments. In January 2011, we entered into a 10-year Euro 1.4 million ($1.9 million) mortgage obligation to fund the purchase of a new building in Italy, of which the current portion is $0.1 million as of December 31, 2012. The interest on this mortgage obligation is fixed at 4.96% and it amortizes in full over the term of the obligation.

In June 2012, our German subsidiary entered into a new credit facility with Deutsche Bank AG (the “Euro Credit Facility”) to replace the prior credit facility that expired on June 30, 2012. The Euro Credit Facility makes available Euro 20.0 million ($26.4 million) and will expire on June 30, 2014.

We expect that our existing cash and cash equivalents, our cash flows from operations and our existing lines of credit will be sufficient to meet our liquidity and capital needs for the foreseeable future. Our future long-term capital requirements depend on many factors including our level of sales, the impact of economic recessions on our sales levels, the timing and extent of spending to support development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. We have made no arrangements to obtain additional financing, and there is no assurance that such additional financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.

The following table details our line-of-credit facilities as of December 31, 2012:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit(1)	Up to $35.0 million	LIBOR plus 1.125% to 1.625%, depending on our performance	June 2015	Unsecured

Euro Credit Facility (Germany)(2)	Euro 20.0 million ($26.4 million)	Euribor + 1.25% or EONIA 0.75%	June 2014	Unsecured, guaranteed by parent company

Euro Overdraft Facilities	Euro 1.9 million ($2.4 million)	1.3%-6.5%	October 2013	Common pool of assets of German and Italian subsidiaries

(1)	$14.1 million of this credit facility is available to our foreign subsidiaries including those in India, China, Japan and South Korea. Total drawings at December 31, 2012 were $0.4 million with a weighted average interest rate of 1.3%.

(2)	$17.2 million of this credit facility is available to our German subsidiary, $4.0 million is available to our Russian subsidiary and $5.2 million is available to our Italian subsidiary.

Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $26.4 million, respectively, and neither of them is syndicated.

We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than two times our trailing twelve-month EBITDA. We were in compliance with all such financial covenants as of and for the year ended December 31, 2012.

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

In December 2010 and June 2011, we sold an aggregate 22.5% minority interest (the “Minority Interest”) of our Russian subsidiary, NTO IRE-Polus (“NTO”), to the Russian Corporation for Nanotechnologies (“Rusnano”) for an aggregate of $45.0 million. In addition, we had a call option commencing in December 2013 to buy back the Minority Interest at a predetermined value and Rusnano had a warrant to purchase an additional 2.5% interest in NTO and a put option commencing in December 2015 to sell its Minority Interest to us at a predetermined value. On June 29, 2012, we repurchased the Minority Interest for $55.4 million in cash and, under the terms of the agreement, the warrant and the put and call options were terminated. Due to the put rights, the Minority Interest was reported as a liability other than permanent equity under ASC 480-10-S99-3A. Based upon our valuation of the Minority Interest, the amount paid to repurchase the Minority Interest did not exceed its fair value. Accordingly, pursuant to ASC 480-10-S99-3A, we recorded the amount paid in excess of carrying amount in additional paid-in capital. See Note 7 to the Consolidated Financial Statements.

Operating activities.    Net cash provided by operating activities increased by $87.9 million to $175.3 million in 2012 from $87.4 million in 2011, primarily resulting from:

•	An increase in cash provided by net income after adding back non-cash charges of $41.3 million in 2012 as compared to $76.4 million in 2011 primarily related to an increase in net income;

•	An increase in inventory of $23.0 million in 2012 compared to an increase of inventory of $56.1 million in 2011;

•	A decrease in accrued expenses and other liabilities of $8.2 million in 2012 compared to a decrease of $6.8 million in 2011; and

•	An increase in accounts receivable of $22.7 million in 2012 compared to an increase of $23.7 million in 2011.

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

Investing activities.    Net cash used in investing activities was $55.3 million and $79.1 million in 2012 and 2011, respectively. The cash used in investing activities in 2012 related to the construction of new buildings in the United States, Germany and Russia as well as purchases of machinery and equipment and $11.6 million for the purchase of a laser micro-systems company during the third quarter of 2012. These expenditures were partially offset by the proceeds from the maturity of short-term investments of $25.5 million. In 2011, cash used in investing activities was related to the purchase of new buildings in Germany and Japan, the start of the construction of new buildings in Russia and purchases of machinery and equipment.

We expect to incur between $60 million to $70 million in capital expenditures, excluding acquisitions, in 2013. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flows. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.

Financing activities.    Net cash provided by financing activities was $82.1 million and $31.9 million in 2012 and 2011, respectively. The cash provided by financing activities in 2012 was primarily related to the follow-on public stock offering for which we received $167.9 million, net of offering expenses. To a lesser extent, in 2012, cash was provided from stock option exercises and stock sales under our employee stock purchase plan. These were partially offset by the repurchase of a 22.5% redeemable noncontrolling interest in our Russian subsidiary of $55.4 million and a special dividend of $33.4 million to stockholders of record in December 2012. The cash provided by financing activities in 2011 was primarily related to cash received from Rusnano for a 10% interest in our Russian subsidiary and cash provided by the exercise of stock options and stock sales under our employee stock purchase plan.

Contractual Obligations

The following table describes our contractual obligations as of December 31, 2012 (in thousands).

	Payments Due in
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$11,774	$3,467	$5,894	$2,384	$29
Purchase obligations	8,921	8,921	—	—	—
Long-term debt obligations (including interest)(1)	16,127	1,636	13,611	754	126
Contingent consideration	3,023	2,845	178	—	—

Total(2)	$39,845	$16,869	$19,683	$3,138	$155

(1)	Interest for long-term debt obligations was calculated including the effect of our interest rate swaps. The effect of the interest rate swaps, which are accounted for as a cash flow hedge, are to fix the LIBOR component of the interest rate of the underlying floating rate loan at 4.1% and 2.6% for the term of the debt.

(2)	Excludes obligations related to ASC 740 because we are unable to provide a reasonable estimate of the timing of future payments relating to the remainder of these obligations. See Note 14 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which amended the current comprehensive income guidance. This accounting update eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. We adopted ASU 2011-05 in the first quarter of 2012. This adoption did not have an impact on our statement of financial condition as it only required a change in the ordering of our financial statements.

The FASB subsequently issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU No. 2011-05”. The amendments to the Codification in ASU No. 2011-12 became effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income, so that entities are not required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 deferred. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-5 were not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.

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

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. The interest rate on our existing bank debt is effectively fixed except for our U.S. revolving line of credit. The rates on our Euro overdraft facilities in Germany and Italy and our Japanese Yen overdraft facility are fixed for twelve-month periods. Approximately 63% of our outstanding debt had a fixed rate of interest as of December 31, 2012. We do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.

Exchange rates.    Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen, the Chinese Yuan and the Russian Ruble. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen, the Chinese Yuan and the Russian Ruble. Losses and gains on foreign exchange transactions totaled a $1.4 million loss in 2012 and a $2.9 million gain in 2011. Management believes that the use of foreign currency financial instruments reduces the risks of certain foreign currency transactions; however, these instruments provide only limited protection. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future. No foreign currency derivative instruments were outstanding at December 31, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is incorporated by reference from pages F-1 through F-29 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IPG Photonics Corporation

Oxford, MA

We have audited the internal control over financial reporting of IPG Photonics Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/    Deloitte & Touche LLP

Boston, MA

February 28, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2012, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Information Regarding Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.

IPG PHOTONICS CORPORATION

By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Valentin P. Gapontsev Valentin P. Gapontsev	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 28, 2013

/s/ Timothy P.V. Mammen Timothy P.V. Mammen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2013

/s/ Robert A. Blair Robert A. Blair	Director	February 28, 2013

/s/ Michael C. Child Michael C. Child	Director	February 28, 2013

/s/ Henry E. Gauthier Henry E. Gauthier	Director	February 28, 2013

/s/ William S. Hurley William S. Hurley	Director	February 28, 2013

/s/ Michael R. Kampfe Michael R. Kampfe	Director	February 28, 2013

/s/ William F. Krupke William F. Krupke	Director	February 28, 2013

/s/ John Peeler John Peeler	Director	February 28, 2013

/s/ Igor Samartsev Igor Samartsev	Director	February 28, 2013

/s/ Eugene Scherbakov Eugene Scherbakov	Director	February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IPG Photonics Corporation

Oxford, Massachusetts

We have audited the accompanying consolidated balance sheets of IPG Photonics Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

February 28, 2013

IPG PHOTONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$384,053	$180,234
Short-term investments	—	25,451
Accounts receivable, net	96,630	75,755
Inventories	139,618	116,978
Prepaid income taxes and income taxes receivable	13,071	13,285
Prepaid expenses and other current assets	18,639	11,855
Deferred income taxes, net	12,948	10,899

Total current assets	664,959	434,457
DEFERRED INCOME TAXES, NET	2,107	4,830
GOODWILL	2,898	—
INTANGIBLE ASSETS, NET	7,510	6,157
PROPERTY, PLANT AND EQUIPMENT, NET	210,563	155,202
OTHER ASSETS	7,461	7,486

TOTAL	$895,498	$608,132

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$2,442	$7,057
Current portion of long-term debt	1,505	1,613
Accounts payable	17,783	11,122
Accrued expenses and other liabilities	51,451	47,285
Deferred income taxes, net	9,831	5,405
Income taxes payable	42,443	21,230

Total current liabilities	125,455	93,712
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	13,102	8,961
LONG-TERM DEBT, NET OF CURRENT PORTION	14,014	15,726

Total liabilities	152,571	118,399
REDEEMABLE NONCONTROLLING INTERESTS	—	46,123
COMMITMENTS AND CONTINGENCIES
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 51,359,247 and 47,616,115 shares issued and outstanding at December 31, 2012 and 2011, respectively	5	5
Additional paid-in capital	511,039	332,585
Retained earnings	234,977	122,833
Accumulated other comprehensive loss	(3,094)	(12,100)

Total IPG Photonics Corporation stockholders’ equity	742,927	443,323
NONCONTROLLING INTERESTS	—	287

Total equity	742,927	443,610

TOTAL	$895,498	$608,132

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
NET SALES	$562,528	$474,482	$299,256
COST OF SALES	257,801	217,227	152,798

GROSS PROFIT	304,727	257,255	146,458

OPERATING EXPENSES:
Sales and marketing	23,845	21,731	19,100
Research and development	31,401	25,422	19,160
General and administrative	39,231	37,442	28,645
Loss (gain) on foreign exchange	1,362	(2,862)	(848)

Total operating expenses	95,839	81,733	66,057

OPERATING INCOME	208,888	175,522	80,401

OTHER INCOME (EXPENSE), Net:
Interest income (expense), net	319	(681)	(1,188)
Other income (expense), net	8	(257)	39

Total other income (expense)	327	(938)	(1,149)

INCOME BEFORE PROVISION FOR INCOME TAXES	209,215	174,584	79,252
PROVISION FOR INCOME TAXES	(61,471)	(53,575)	(24,900)

NET INCOME	147,744	121,009	54,352
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,740	3,250	361

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$145,004	$117,759	$53,991

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$2.87	$2.48	$1.16
Diluted	$2.81	$2.41	$1.13
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,477	47,365	46,424
Diluted	51,536	48,685	47,594

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$147,744	$121,009	$54,352
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	11,225	(15,167)	(10,662)
Change in carrying value of auction rate securities	—	232	(27)
Unrealized gain (loss) on derivatives	241	(42)	—

Total other comprehensive income (loss)	11,466	(14,977)	(10,689)

Comprehensive income	159,210	106,032	43,663
Comprehensive income (loss) attributable to noncontrolling interest and redeemable noncontrolling interest	1,908	1,183	(32)

Comprehensive income attributable to IPG Photonics Corporation	$157,302	$104,849	$43,695

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
COMMON STOCK
Balance, beginning of year	47,616,115	$5	46,988,566	$5	46,076,472	$5
Exercise of stock options	456,919	—	595,448	—	865,123	—
Common stock issued under employee stock purchase plan	36,213	—	32,101	—	46,971	—
Common stock issued in a public offering	3,250,000	—	—	—	—	—

Balance, end of period	51,359,247	5	47,616,115	5	46,988,566	5

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		332,585		310,218		293,743
Stock-based compensation		8,565		8,048		3,196
Exercise of stock options and related tax benefit from exercise		8,954		12,423		13,138
Common stock issued under employee stock purchase plan		1,205		879		603
Fair value of warrant transferred to additional paid-in capital upon exercise		—		674		—
(Purchase) sale of redeemable noncontrolling interests (“NCI”)		(7,794)		10,138		15,892
Increase redeemable NCI to initial redemption value		—		(9,795)		(16,285)
Common stock issued in follow-on public offering		167,928		—		—
Premium on purchase of NCI		(404)		—		(69)

Balance, end of period		511,039		332,585		310,218

RETAINED EARNINGS
Balance, beginning of year		122,833		5,567		(48,424)
Net income attributable to IPG Photonics Corporation		145,004		117,759		53,991
Adjustments to redemption value of redeemable NCI		493		(493)		—
Dividend to shareholders		(33,353)		—		—

Balance, end of period		234,977		122,833		5,567

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year		(12,100)		810		11,106
Foreign currency translation gain (loss)		11,225		(15,167)		(10,662)
Unrealized gain (loss) on derivatives, net of tax		241		(42)		(27)
Change in carrying value of auction rate securities		—		232		—
Purchase of NCI and redeemable NCI		(3,292)		—		—
Attribution to NCI and redeemable NCI		832		2,067		393

Balance, end of period		(3,094)		(12,100)		810

TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		742,927		443,323		316,600

NONCONTROLLING INTERESTS
Balance, beginning of year		287		203		141
Net income attributable to NCI		—		94		361
Other comprehensive income (loss) attributable to NCI		9		(10)		—
Sale of NCI		(700)		—		(92)
Net income attributable to redeemable NCI		—		—		(276)
Premium on purchase of NCI		404		—		69
Discount on purchase of NCI		—		—		—

Balance, end of period		—		287		203

TOTAL EQUITY		$742,927		$443,610		$316,803

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,744	$121,009	$54,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,144	23,962	21,845
Deferred income taxes	5,546	(288)	401
Stock-based compensation	8,565	8,048	3,196
Losses (gains) on foreign currency transactions	1,250	(764)	(888)
Other	(19)	565	1,184
Provisions for inventory, warranty and bad debt	19,967	15,346	11,377
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(22,706)	(23,688)	(27,308)
Inventories	(22,975)	(56,139)	(27,018)
Prepaid expenses and other current assets	(899)	(770)	(4,707)
Accounts payable	4,375	1,985	3,411
Accrued expenses and other liabilities	(8,155)	(6,811)	22,119
Income and other taxes payable	21,118	12,929	12,911
Tax benefit from exercise of employee stock options	(4,679)	(8,033)	(7,443)

Net cash provided by operating activities	175,276	87,351	63,432
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(68,184)	(53,007)	(28,374)
Proceeds from short-term investments	25,451
Purchases of short-term investments	—	(25,451)	—
Acquisition of businesses, net of cash acquired	(11,596)	(750)	(4,108)
Other	(928)	109	(77)

Net cash used in investing activities	(55,257)	(79,099)	(32,559)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	12,760	10,673	13,828
Payments on line-of-credit facilities	(17,190)	(10,630)	(13,086)
Purchase of noncontrolling interests (“NCI”)	(700)	—	(92)
Principal payments on long-term borrowings	(2,117)	(1,432)	(1,333)
(Purchase) sale of redeemable NCI	(55,400)	19,972	24,806
Exercise of employee stock options and issuances under employee stock purchase plan	5,480	5,268	6,298
Tax benefit from exercise of employee stock options	4,679	8,034	7,443
Proceeds from follow-on public offering, net of offering expenses	167,928	—	—
Distributions to shareholders	(33,353)	—	—
Other	—	—	(100)

Net cash provided by financing activities	82,087	31,885	37,764

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,713	(7,763)	(3,697)

NET INCREASE IN CASH AND CASH EQUIVALENTS	203,819	32,374	64,940
CASH AND CASH EQUIVALENTS — Beginning of period	180,234	147,860	82,920

CASH AND CASH EQUIVALENTS — End of period	$384,053	$180,234	$147,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$864	$1,089	$998

Income taxes paid	$25,980	$39,199	$7,417

Non-cash transactions:
Demonstration units transferred from inventory to other assets	$2,631	$3,784	$1,620
Property purchase financed with debt	$—	$1,833	$—
Additions to property, plant and equipment included in accounts payable	$2,071	$484	$407
Gain on sale of property, plant and equipment offset by related notes	$322	$—	$—
Amounts related to acquisition of businesses included in accounts payable and accrued expenses and other liabilities	$—	$—	$1,120

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — IPG Photonics Corporation (the “Company”) is the leading developer and manufacturer of a broad line of high-performance fiber lasers, fiber amplifiers and diode lasers that are used for diverse applications, primarily in materials processing. Its world headquarters are located in Oxford, Massachusetts. It also has facilities and sales offices elsewhere in the United States, Europe and Asia.

Principles of Consolidation — The Company was incorporated as a Delaware corporation in December 1998. The accompanying financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Cash and Cash Equivalents and Short-Term Investments — Cash and cash equivalents consist primarily of highly liquid investments, such as bank deposits, marketable securities with original maturities of three months or less with insignificant interest rate risk and marketable securities with remaining maturities of three months or less at the date of acquisition. Short-term investments consisted primarily of similar highly liquid investments, such as bank deposits and marketable securities with remaining maturities greater than three months.

Inventories — Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories include parts and components that may be specialized in nature and subject to rapid obsolescence. The Company periodically reviews the quantities and carrying values of inventories to assess whether the inventories are recoverable. Because of the Company’s vertical integration, a significant or sudden decrease in sales activity could result in a significant change in the estimates of excess or obsolete inventory valuation. The costs associated with provisions for excess quantities, technological obsolescence, or component rejections are charged to cost of sales as incurred.

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

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Expenditures for maintenance and repairs are charged to operations. Interest expense associated with significant capital projects is capitalized as a cost of the project. The Company capitalized $142, $46 and $18 of interest expense in 2012, 2011 and 2010, respectively.

Long-Lived Assets — Long-lived assets, which consist primarily of property, plant and equipment, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In cases in which undiscounted expected future cash flows are less than the carrying value, an impairment loss is recorded equal to the amount by which the carrying value exceeds the fair value of assets. No impairment losses have been recorded during the periods presented.

Included in other long-term assets is certain demonstration equipment. The demonstration equipment is amortized over the respective estimated economic lives, generally 3 years. The carrying value of the demonstration equipment totaled $4,931 and $3,799 at December 31, 2012 and 2011, respectively. Amortization expense of demonstration equipment for the years ended December 31, 2012, 2011 and 2010, was $2,797, $2,920 and $3,690, respectively.

Goodwill — Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other (“FASB ASC 350”). Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

Intangible Assets — Intangible assets result from the Company’s various business acquisitions. Intangible assets are reported at cost, net of accumulated amortization, and are amortized on a straight-line basis either over their estimated useful lives of five to ten years or over the period the economic benefits of the intangible asset are consumed.

Revenue Recognition — The Company recognizes revenue in accordance with FASB ASC 605. Revenue from orders with multiple deliverables is divided into separate units of accounting when certain criteria are met. These separate units generally consist of equipment and installation. The consideration for the arrangement is allocated to the separate units of accounting based on their relative selling prices. The selling price of equipment is based on vendor-specific objective evidence and the selling price of installation is based on third-party evidence. Applicable revenue recognition criteria are applied separately for each separate unit of accounting. Equipment revenue generally is recognized upon the transfer of ownership which is typically at the time of shipment. Installation revenue is recognized upon completion of the installation service, which typically occurs within 30 to 90 days of delivery. Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return generally are not included in sales arrangements.

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Activity related to the allowance for doubtful accounts was as follows:

	2012	2011	2010
Balance at January 1	$1,605	$2,143	$1,256
Provision for bad debts	3,623	2,505	1,951
Recoveries	(2,981)	(2,724)	(770)
Uncollectable accounts written off	(170)	(309)	(229)
Foreign currency translation	96	(10)	(65)

Balance at December 31	$2,173	$1,605	$2,143

Warranties — In general, the Company’s products carry a warranty against defect for a period of one to three years, depending upon the product type and customer negotiations. The expected cost associated with these warranty obligations is recorded when the revenue is recognized. The warranty accrual is reflected in accrued expenses and other liabilities and in other long-term liabilities in the consolidated balance sheets. Activity related to the warranty accrual was as follows:

	2012	2011	2010
Balance at January 1	$8,631	$6,917	$3,886
Provision for warranty accrual	8,112	6,701	6,681
Warranty claims and other reductions	(6,542)	(4,692)	(3,476)
Foreign currency translation and other	513	(295)	(174)

Balance at December 31	$10,714	$8,631	$6,917

Accrued warranty reported in the accompanying balance sheets as of December 31, 2012 and 2011 consists of $7,838 and $6,186, respectively, in accrued expenses and other liabilities and $2,876 and $2,445, respectively, in other long-term liabilities.

Advertising Expense — The cost of advertising is expensed as incurred. The Company conducts substantially all of its sales and marketing efforts through trade shows, professional and technical conferences, direct sales and our website. The Company’s advertising costs were not material for the periods presented.

Research and Development — Research and development costs are expensed as incurred.

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities and net operating loss carryforwards and credits using enacted rates in effect when those differences are expected to reverse. Valuation allowances are provided against deferred tax assets that are not deemed to be recoverable. The Company recognizes tax positions that are more likely than not to be sustained upon examination by relevant tax authorities. The tax positions are measured at the greatest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. The reserves are based on a determination of whether and how much of a tax benefit taken by it in its tax filings or positions is more likely than not to be realized following resolution of uncertainties related to the tax benefit, assuming that the matter in question will be raised by the tax authorities.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, auction rate securities and accounts receivable. The Company

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

maintains substantially all of its cash and marketable securities in six financial institutions, which it believes to be high-credit quality financial institutions. The Company grants credit to customers in the ordinary course of business and provide a reserve for potential credit losses. Such losses historically have been within management’s expectations (see discussion related to significant customers in Note 15).

Fair Value of Financial Instruments — The Company’s financial instruments consist of cash equivalents, accounts receivable, auction rate securities, accounts payable, drawings on revolving lines of credit, long-term debt and certain derivative instruments.

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

The following table presents information about the Company’s assets and liabilities measured at fair value:

	Total	Fair Value Measurements at December 31, 2012
		Level 1	Level 2	Level 3
Assets
Money market funds	$58,219	$58,219	$—	$—
Treasury bills	159,007	159,007	—	—
Time deposits	19,823	19,823	—	—
Auction rate securities	1,112	—	—	1,112

Total assets	$238,161	$237,049	$—	$1,112

Liabilities
Contingent purchase consideration	$3,023	$—	$—	$3,023
Interest rate swaps	855	—	855	—

Total liabilities	$3,878	$—	$855	$3,023

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

	Total	Fair Value Measurements at December 31, 2011
		Level 1	Level 2	Level 3
Assets
Money market funds	$18,466	$18,466	$—	$—
Treasury bills	58,994	58,994	—	—
Time deposits	33,513	33,513	—	—
Auction rate securities	1,104	—	—	1,104

Total assets	$112,077	$110,973	$—	$1,104

Liabilities
Contingent purchase consideration	$999	$—	$—	$999
Warrant	77	—	—	77
Interest rate swaps	1,223	—	1,223	—

Total liabilities	$2,299	$—	$1,223	$1,076

Money market funds, treasury bills and time deposits are included in cash and cash equivalents and short-term investments and auction rate securities are included in other assets.

The interest rate swaps are designated as cash flow hedges the fair value of which was estimated based on quoted market prices or pricing models using current market rates. Fair value at December 31, 2012 and 2011 for the auction rate securities considered prices observed in inactive secondary markets for the securities held by the Company.

On August 31, 2012, the Company acquired the working capital and long-term assets of JP Sercel Associates, Inc. In addition to cash paid, consideration includes contingent consideration based on sales targets that extend for two one-year periods that became effective October 1, 2012. Total possible additional payouts under these earn-outs are $18,500. The Company has accrued a liability of $2,452 related to these contingencies. The fair value of the accrued contingent consideration incurred was determined using an income approach at the acquisition date and reporting date. That approach is based on significant inputs that are not observable in the market. Key assumptions include assessing the probability of meeting certain milestones required to earn the contingent consideration.

The Company completed the acquisition of Multilane Technology through its Italian subsidiary during 2011, and the acquisitions of Photonics Innovations, Inc., and Cosytronic, KG during 2010. The fair value of the accrued contingent consideration incurred during these acquisitions was determined using an income approach at the acquisition date and reporting date. That approach is based on significant inputs that are not observable in the market. Key assumptions include assessing the probability of meeting certain milestones required to earn the contingent consideration. As of December 31, 2012, the Company has accrued a liability of $571 for the estimated fair value of contingent consideration expected to be payable upon the acquired companies reaching specific performance metrics over the next four years of operation. As of December 31, 2012, the ranges of outcomes and key assumptions have not changed materially.

As of December 31, 2012, the ranges of outcomes and key assumptions have not changed materially. Auction rate securities and contingent consideration are measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The fair value of the auction rate securities was determined using prices observed in inactive secondary markets for the securities held by the Company. The fair value of the accrued contingent consideration incurred was determined using an income approach at the acquisition date and

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

reporting date. That approach is based on significant inputs that are not observable in the market. Key assumptions include assessing the probability of meeting certain milestones required to earn the contingent consideration.

The auction rate securities are considered available-for-sale securities. They had a cost basis of $1,450 at December 31, 2012 and 2011. Other-than-temporary impairments recorded in other (expense) income, net were $0, $49 and $338 in 2012, 2011 and 2010, respectively.

During the year ended December 31, 2012, the Company terminated the warrant held by Rusnano as part of the redemption of Rusnano’s redeemable noncontrolling interest.

	2012	2011
Auction Rate Securities
Balance, January 1	$1,104	$921
Period transactions	—	—
Change in fair value	8	183

Balance, December 31	$1,112	$1,104

Contingent Purchase Consideration
Balance, January 1	$999	$685
Period transactions	2,444	282
Adjustment for determination of final payment	987	—
Change in fair value and currency fluctuations	10	32
Settlements and payments	$(1,417)	$—

Balance, December 31	$3,023	$999

Warrant
Balance, January 1	$77	$180
Period transactions	(77)	(674)
Change in fair value	—	571

Balance, December 31	$—	$77

Comprehensive Income — Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive income is the cumulative foreign currency translation adjustment and unrealized gains or losses on derivatives. These adjustments are accumulated within the consolidated statements of comprehensive income.

Total components of accumulated other comprehensive loss were as follows:

	December 31,
	2012	2011
Foreign currency translation adjustments	$(2,802)	$(14,027)
Unrealized loss on derivatives, net of tax of $331 and $458	(524)	(765)
Change in carrying value of auction rate securities	232	232
Attribution to NCI and redeemable NCI	3,292	2,460
Purchase of NCI and redeemable NCI	(3,292)	—

Accumulated other comprehensive loss	$(3,094)	$(12,100)

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Derivative Instruments — The Company’s primary market exposures are to interest rates and foreign exchange rates. The Company may use certain derivative financial instruments to help manage these exposures. The Company executes these instruments with financial institutions it judges to be credit-worthy. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

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

Cash Flow Hedges — The Company’s cash flow hedges consist of interest rate swaps under which it agrees to pay fixed rates of interest. All of the Company’s derivatives are accounted for as hedging instruments. The fair value amounts in the consolidated balance sheets at December 31, 2012 and 2011, were:

	Notional Amounts[1]		Other Assets		Deferred Income Taxes And Other Long-Term Liabilities
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011
Interest rate swap(s)	$14,000	$15,333	$—	$—	$855	$1,223

Total	$14,000	$15,333	$—	$—	$855	$1,223

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The derivative gains and losses in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, related to the Company’s interest rate swap contracts were as follows:

	Year Ended December 31,
	2012	2011	2010
Effective portion recognized in other comprehensive income (loss), pretax:
Interest rate swap	$944	$562	$649
Effective portion reclassified from other comprehensive income (loss) to interest expense, pretax:
Interest rate swap	$(576)	$(629)	$(679)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—

The Company made no adjustments to the fair value of this derivative as a result of evaluating counterparty risk.

Business Segment Information — The Company operates in one segment which involves the design, development, production and distribution of fiber lasers, fiber amplifiers, and related optical components. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The chief decision maker, who is the Company’s chief executive officer, measures

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

financial performance as a single enterprise and not on legal entity or end-market basis. Throughout the year, the chief decision maker allocates capital resources on a project-by-project basis across the Company’s entire asset base to maximize profitability without regard to legal entity or end-market basis. The Company operates in a number of countries throughout the world in a variety of product lines. Information regarding geographic financial information and product lines is provided in Note 15.

Earnings Per Share — The Company computes net income per share in accordance with ASC 260—Earnings Per Share. Under the provisions of ASC 260, basic net income per share is computed by dividing the net income available to common stockholders by the weighted-average common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options and restricted stock units only in periods in which such effect is dilutive. ASC 260 also requires the Company to present basic and diluted earnings per share information separately for each class of equity instruments that participate in any income distribution with primary equity instruments. The Company calculates earnings per share in periods where a class of common stock was redeemable for other than fair value through the application of the two-class method. The computation of net income per share is provided in Note 9.

Recent Accounting Pronouncements — In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amended the comprehensive income guidance. This accounting update eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Company adopted ASU 2011-05 in the first quarter of 2012. This adoption did not have a material impact on the Company’s consolidated financial statements as it only required a change in the ordering of its financial statements.

The FASB subsequently issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” The amendments to the Codification in ASU No. 2011-12 became effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income, so that entities are not required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 deferred. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-5 were not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Subsequent Events — The Company has considered the impact of subsequent events through the filing date of these financial statements.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

2.	STOCK-BASED COMPENSATION

Stock-based compensation is included in the following financial statement captions:

	Year Ended December 31,
	2012	2011	2010
Cost of sales	$2,184	$1,731	$727
Sales and marketing	1,052	1,503	801
Research and development	1,327	1,036	446
General and administrative	4,002	3,778	1,222

Total stock-based compensation	8,565	8,048	3,196
Tax benefit recognized	(2,629)	(2,551)	(973)

Net stock-based compensation	$5,936	$5,497	$2,223

Compensation cost for all share-based payment awards is based on the estimated grant-date fair value. The Company allocates and records stock-based compensation expense on a straight-line basis over the requisite service period.

The Company calculates the fair value of stock option grants using the Black-Scholes option pricing model. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. The weighted average assumptions used in the Black-Scholes model or the calculation of compensation were as follows for the years ended December 31.

	2012	2011	2010
Expected term	4.0-6.6 years	3.4-6.9 years	2.9-5.9 years
Volatility	49%-56%	46%-56%	42%-48%
Risk-free rate of return	0.59%-1.23%	0.48%-2.82%	0.34%-2.68%
Dividend yield	0%	0%	0%
Forfeiture rate	0%-6.1%	0%-6.26%	0%-5.0%

Incentive Plans — In April 2000, the Company’s board of directors adopted the 2000 Incentive Compensation Plan (the “2000 Plan”), and in February 2006, the Company’s board of directors adopted the 2006 Incentive Compensation Plan (the “2006 Plan”), which provide for the issuance of stock options and other stock and non-stock based awards to the Company’s directors, employees, consultants and advisors. The Company reserved 5,833,333 shares under the 2000 Plan and 4,000,000 shares under the 2006 Plan for the issuance of awards under the plans. During 2011, the Company reserved an additional 6,084,273 shares under the 2006 Plan. In June 2006, the Company’s board of directors adopted the Non-Employee Directors Stock Plan (the “Directors Plan”). Only non-employee directors are eligible to receive awards under the Directors Plan. The Company reserved 486,660 shares for issuance under the Directors Plan. Under the three plans, the Company may grant nonstatutory stock options at an exercise price at least equal to the fair value of its common stock on the date of grant, unless the board of directors or compensation committee determines otherwise on the date of grant. Incentive stock options may be granted under the 2000 Plan and the 2006 Plan at exercise prices equal to or exceeding the fair value of the common stock on the date of grant. The Company may also grant restricted stock, restricted stock units and other equity-based awards. Incentive awards generally become exercisable over periods

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

of one to five years and expire seven to ten years from the date of the grant. The awards under the 2000 Plan and the 2006 Plan may become exercisable earlier upon the occurrence of certain change of control events at the election of the board of directors or compensation committee, and all awards under the Directors Plan automatically become exercisable upon a change of control. All shares issued under the stock option plans are registered shares newly issued by the Company. At December 31, 2012, options to purchase 6,465,903 shares of the Company’s stock were available for future grant under the three option plans.

A summary of option activity, including the employee stock purchase plan, is presented below (see Note 11 for further information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding — January 1, 2012	2,724,572	$20.78
Granted	580,616	56.41
Exercised	(460,207)	9.83
Forfeited	(55,229)	37.04

Outstanding — December 31, 2012	2,789,752	$29.50	6.79	$106,746

Vested or expected to vest — December 31, 2012	2,643,428	$28.38	6.69	$104,037

Exercisable — December 31, 2012	1,048,715	$13.80	4.73	$55,811

The intrinsic value of the options exercised during the years ended December 31, 2012, 2011 and 2010, was $20,792, $29,265 and $13,431, respectively.

The weighted-average grant fair value for options granted during the years ended December 31, 2012, 2011 and 2010, was $26.80, $27.60 and $7.66, respectively.

The total compensation cost related to nonvested awards not yet recorded at December 31, 2012 was $21,553 which is expected to be recognized over a weighted average of 3.2 years.

The fair value of awards vested during the year ended December 31, 2012 was $5,511.

3.	INVENTORIES

Inventories consist of the following:

	December 31,
	2012	2011
Components and raw materials	$53,436	$41,107
Work-in-process	46,240	40,380
Finished goods	39,942	35,491

Total	$139,618	$116,978

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

The Company recorded inventory provisions to cost of sales totaling $8,232, $6,139 and $2,745 in 2012, 2011 and 2010, respectively. These provisions were recorded as a result of uncertainties related to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consist of the following:

	December 31,
	2012	2011
Land	$17,303	$16,168
Buildings	109,288	96,556
Machinery and equipment	135,756	110,331
Office furniture and fixtures	22,446	18,268
Construction-in-progress	52,457	20,953
Total property, plant and equipment	337,250	262,276
Accumulated depreciation	(126,687)	(107,074)

Total property, plant and equipment — net	$210,563	$155,202

The Company recorded depreciation expense of $21,108, $18,796 and $16,212 in 2012, 2011 and 2010, respectively.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31,
	2012	2011
Accrued compensation	$21,972	$21,453
Customer deposits and deferred revenue	17,174	15,317
Current portion of accrued warranty	7,838	6,186
Other	4,467	4,329

Total	$51,451	$47,285

6.	FINANCING ARRANGEMENTS

Revolving Line of Credit Facilities:

U.S. Line of Credit — The Company maintains an unsecured revolving line of credit with available principal of up to $35,000, expiring in June 2015. The line of credit bears interest at a variable rate of LIBOR plus 1.125% to 1.625% depending on the Company’s financial performance (1.3% at December 31, 2012). $14,100 of this credit facility is available to the Company’s foreign subsidiaries including those in India, China, Japan and South Korea. Total drawings at December 31, 2012 were $351 with a weighted average interest rate of 1.3%. At December 31, 2012, the remaining availability under the U.S. Line of Credit totaled $34,649.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Euro Line of Credit — The Company maintains an unsecured revolving line of credit with a principal amount of Euro 20,000 (approximately $26,400 at December 31, 2012) that expires in June 2014. The credit facility bears interest at various rates based upon the type of loan. Approximately $4,000 of this credit facility is available to the Company’s Russian subsidiary and approximately $5,200 is available to the Company’s Italian subsidiary. Total drawings at December 31, 2012 were $956 with an interest rate of 1.77%.

Euro Overdraft Facilities — The Company maintains a syndicated overdraft facility with available principal of Euro 850 (approximately $1,100 at December 31, 2012) that does not have an expiration date. This facility bears interest at market rates that vary depending upon the bank within the syndicate that advances the principal outstanding (6.5% at December 31, 2012). At December 31, 2012, the aggregate remaining availability under these lines was approximately $1,100. This facility is collateralized by a common pool of the assets of the Company’s German subsidiary, IPG Laser GmbH.

Other European Facilities — The Company maintains two Euro credit lines in Italy with aggregate available principal of Euro 1,000 (approximately $1,300 as of December 31, 2012) which bear interest at 1.3% and expire in June and September 2013. Total drawings at December 31, 2012 were $1,135. At December 31, 2012, the aggregate remaining availability under these lines was $187. These facilities are collateralized by a common pool of the assets of the Company’s Italian subsidiary, IPG Photonics (Italy) S.r.l.

Term Debt:

U.S. Long-Term Note — In 2010, the Company extended the maturity of the U.S Long-Term Note from August 2013 to June 2015. Outstanding principal under the U.S. Long-Term Note bears interest at LIBOR plus 0.9% to 1.3%, depending on certain financial ratios and requires monthly principal payments of $111 and interest through June 2015, at which time the remaining principal is payable. This note is collateralized by a mortgage on the real estate and building in Massachusetts, housing its U.S. operations. The Company entered into an interest rate swap instrument which converts the variable LIBOR rate on the original term note to a fixed rate of 5.0%. For the extended term from August 2013 to June 2015, the Company entered into a separate interest rate swap instrument which converts the variable LIBOR rate to a fixed rate of 3.47%. Changes in fair value of the swaps are included in “Accumulated Other Comprehensive income (loss)” on the consolidated balance sheets. The unrealized loss on the swap will be recognized into income over the term of the swap as a charge to interest expense.

The Company’s existing borrowings under financing arrangements consist of the following:

	December 31,
	2012	2011
Revolving Line of Credit Facilities:
Other European Facilities	$1,135	$393
Euro Line of Credit	956	2,421
Foreign subsidiary drawings on U.S. Line of Credit	351	4,243

Total	$2,442	$7,057

Term Debt:
U.S. Long-Term Note	$14,000	$15,333
Other notes payable	1,519	2,006
Less: current portion	(1,505)	(1,613)

Total long-term debt	$14,014	$15,726

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

The Company is required to meet certain financial covenants associated with its U.S. Line of Credit and U.S. Long-Term Note. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires it to maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times the Company’s trailing twelve months EBITDA.

7.	REDEEMABLE NONCONTROLLING INTERESTS, STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests — Redeemable noncontrolling interests reported in the accompanying consolidated financial statements related to a 22.5% minority interest of the Company’s Russian subsidiary, NTO IRE-Polus (“NTO”), as of December 31, 2011 and through June 29, 2012, respectively.

In December 2010 and June 2011, the Company sold an aggregate 22.5% minority interest (the “Minority Interest”) of NTO to the Russian Corporation for Nanotechnologies (“Rusnano”) for $45,000. In addition, the Company had a call option commencing in December 2013 to buy back the Minority Interest at a predetermined value and Rusnano had a warrant to purchase an additional 2.5% interest in NTO and a put option commencing in December 2015 to sell its Minority Interest to the Company at a predetermined value. On June 29, 2012, the Company repurchased the Minority Interest for $55,400 in cash. Under the terms of the agreement, the warrant and the put and call options were terminated. Due to the put rights, the Minority Interest repurchase has been reported as a liability other than permanent equity under ASC 480-10-S99-3A. Based upon the Company’s valuation of the Minority Interest, the amount paid to repurchase the Minority Interest did not exceed its fair value. Accordingly, pursuant to ASC 480-10-S99-3A, the Company recorded the amount paid in excess of carrying amount in additional paid-in capital.

The following is a reconciliation of the reported amounts of redeemable noncontrolling interest in the accompanying balance sheets as of December 31, 2012:

	2012	2011
Balance at January 1	$46,123	$24,903
Initial interest in book value of subsidiary	—	10,177
Increase to the initial redemption value	—	9,795
Net income attributable to redeemable NCI	2,740	3,156
Adjustments to redemption value	(493)	493
Other comprehensive (loss) attributable to redeemable NCI	(841)	(2,401)

Carrrying value of redeemable NCI at purchase date	$47,529	—
Purchase of redeemable NCI in excess of carrying amount	7,794	—
Rupurchase of NCI, less warrant value	(55,323)	—

Balance at December 31	$—	$46,123

Authorized Capital — The Company has authorized capital stock consisting of 175,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. There are no shares of preferred stock outstanding as of December 31, 2012.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Dividend — The Company declared and paid a one-time special cash dividend on its capital stock in December 2012 of $33,353 or $0.65 per share.

Noncontrolling Interests — Noncontrolling interests reported in the accompanying consolidated financial statements consisted of a 10% noncontrolling interest of the Company’s South Korean subsidiary, IPG Photonics (Korea) Ltd. (“IPG Korea”), as of December 31, 2011. In January 2012, the Company purchased the outstanding 10% noncontrolling interest of IPG Korea held by the management of IPG Korea from the other stockholder of IPG Korea.

For the years ended December 31, 2012, 2011 and 2010, the net income attributable to NCI of $2,740, $3,250 and $361 includes amounts related to the Rusnano NCI of $2,740, $3,156 and $276, respectively. The net income attributable to NCI classified as permanent equity totaled $94 and $85 in 2011 and 2010, respectively.

Prior to the Rusnano investment, the Company purchased the interests of certain noncontrolling stockholders of NTO. In 2010, the Company purchased a 0.1% interest held by our Chief Executive Officer and certain other Company employees for $92.

8.	RELATED-PARTY TRANSACTIONS

In 2012, the Company purchased various parts/services from a company for which one of the Company’s outside directors is related to. The payments made for such services totaled $3,973 of which $3,967 were made prior to that outside director being appointed to the Company’s board. The Company also sold various products to a separate company with whom another of the Company’s outside directors is related to. Sales to that company totaled $194 for 2012.

Until July 2010, the Company subleased office space in the United Kingdom from an entity controlled by its chief executive officer and reimbursed the entity for general and administrative expenses. The costs related to the lease and services totaled $46 for 2010.

In 2011 and 2010, the Company paid $103 and $182, respectively, to the father of its chief financial officer. The amounts included payments for consulting services, commissions and reimbursement of expenses. No payments were made in 2012.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

9.	NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE

The following table sets forth the computation of basic and diluted net income attributable to IPG Photonics Corporation per share:

	Year Ended December 31,
	2012	2011	2010
Net income attributable to IPG Photonics Corporation	$145,004	$117,759	$53,991
Adjustments to redemption value of redeemable noncontrolling interests	493	(493)	—

Net income attributable to common stockholders	145,497	117,266	53,991
Weighted average shares	50,477,054	47,365,451	46,423,543
Dilutive effect of common stock equivalents	1,059,316	1,319,260	1,169,991

Diluted weighted average common shares	51,536,370	48,684,711	47,593,534

Basic net income attributable to IPG Photonics Corporation per share	$2.86	$2.49	$1.16
Adjustments to redemption value of redeemable noncontrolling interests	0.01	(0.01)	—

Basic net income attributable to common stockholders	$2.87	$2.48	$1.16

Diluted net income attributable to IPG Photonics Corporation per share	$2.80	$2.42	$1.13
Adjustments to redemption value of redeemable noncontrolling interests	0.01	(0.01)	—

Diluted net income attributable to common stockholders	$2.81	$2.41	$1.13

The computation of diluted weighted average common shares excludes 164,858, 338,679 and 35,185 shares for the years ended December 31, 2012, 2011 and 2010, respectively, because the effect on net income attributable to IPG Photonics Corporation per share would have been anti-dilutive.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases certain facilities under cancelable and noncancelable operating lease agreements which expire through January 2018. In addition, it leases capital equipment under operating leases. Rent expense for the years ended December 31, 2012, 2011 and 2010, totaled $3,885, $4,369 and $3,516, respectively.

Commitments under the noncancelable lease agreements as of December 31, 2012 are as follows:

Years Ending December 31	Facilities	Equipment	Total
2013	$2,636	$831	$3,467
2014	2,525	494	3,019
2015	2,654	221	2,875
2016	2,254	46	2,300
2017	59	25	84
Thereafter	2	27	29

Total	$10,130	$1,644	$11,774

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

Contractual Obligations — The Company has entered into various purchase obligations that include agreements for construction of buildings, raw materials and equipment. Obligations under these agreements were $8,921 and $14,377 as of December 31, 2012 and 2011, respectively.

Legal proceedings — From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of December 31, 2012 and through the date of the Company’s subsequent review period of February 28th, 2013, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company’s Consolidated Financial Statements.

11.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) retirement savings plan covering all of its U.S. employees. The Company makes matching contributions equal to 50% of the employee’s contributions, subject to a maximum of 6% of eligible compensation. Compensation expense related to its contribution to the plan for the years ended December 31, 2012, 2011 and 2010, approximated $848, $701 and $607, respectively.

The Company has offered an employee stock purchase plan covering its U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or the last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee’s compensation and are subject to other limitations. Compensation expense related to the employee stock purchase plan approximated $452, $359 and $206 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there were 209,534 shares available for issuance under the employee stock purchase plan.

12.	BUSINESS COMBINATIONS

On August 31, 2012, the Company acquired the working capital and long-term assets of JP Sercel Associates, Inc., which is a manufacturer of laser-based systems performing fine processing of materials used in semiconductor, LED and solar applications. The acquisition also included contingent consideration which is more fully discussed in the fair value disclosures in Note 1. The assets acquired were primarily intangible and included technology and production know-how and the remainder related to customer relationships, non-compete agreements and trade names which are more fully described in the goodwill and intangible assets disclosures in Note 13. The acquisition did not have a material effect on the Company’s financial results in 2012.

The Company completed the acquisition of Multilane Technology through its Italian subsidiary in the first quarter of 2011. The acquisition also included contingent consideration which is more fully discussed in the fair value disclosures in Note 1. Net assets acquired primarily consisted of intangible assets which are more fully described in the goodwill and intangible assets disclosures in Note 13. The acquisition did not have a material effect on the Company’s financial results in 2011.

In January 2010, the Company completed the acquisition of the outstanding shares of privately-held, Birmingham, Alabama-based Photonics Innovations, Inc., a maker of active and passive laser materials and tunable lasers for scientific, biomedical and technological applications. In April 2010, the Company completed

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

the acquisition of privately-held, Germany-based Cosytronic KG, a specialist in joining technology with an emphasis on engineering know-how in automated welding turnkey solutions. The acquisition allows the Company to extend its product offerings to include a welding tool that integrates seamlessly with IPG’s fiber laser. The total cash paid for these acquisitions in 2010 was $4,508. The acquisitions also included seller provided financing and contingent consideration which is more fully discussed in the fair value disclosures in Note 1. The assets acquired were primarily intangible assets and included patents, production know-how and customer relationships which are more fully described in the goodwill and intangible assets disclosures in Note 13. The acquisitions did not have a material effect on the Company’s financial results in 2010.

13.	GOODWILL AND INTANGIBLE ASSETS

Goodwill — The following table sets forth the changes in the carrying amount of goodwill:

Amounts
Balance at January 1, 2012	$—
Goodwill arising from the acquisition	2,898

Balance at December 31, 2012	$2,898

The goodwill of $2,898 arising from the acquisition largely reflects the potential synergies and expansion of the Company’s service offerings complementary to its specialized laser systems and UV and short-pulse fiber lasers. The goodwill arising from the acquisition in 2012 is deductible over 15 years for federal tax purposes.

Intangible Assets — Intangible assets consist of the following:

	December 31, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$4,664	$(4,193)	$471	6 Years	$4,664	$(3,278)	$1,386	6 Years
Customer relationships	3,993	(2,363)	1,630	5 Years	3,567	(1,619)	1,948	5 Years
Production know-how	2,514	(656)	1,858	9 Years	2,477	(547)	1,930	9 Years
Technology license	4,229	(678)	3,551	8 Years	1,155	(262)	893	4 Years

	$15,400	$(7,890)	$7,510		$11,863	$(5,706)	$6,157

On August 31, 2012, the Company acquired the working capital and long-term assets of JP Sercel Associates, Inc. (“JPSA”) which is a manufacturer of laser-based systems performing fine processing of materials used in semiconductor, LED and solar applications. As a result of the acquisition, the Company recorded $2,898 of goodwill and intangible assets of $3,400, of which $2,400 related to technology and production know-how and the remainder related to customer relationships, non-compete agreements and trade names with weighted-average estimated useful lives of 10 years, 10 years, 5 years and 7 years, respectively. In addition to cash paid, consideration includes contingent consideration based on sales targets that extend for two one-year periods beginning October 1, 2012. Total possible additional payouts under these earn-outs are $18,500.

The Company completed the acquisition of Multilane Technology through its Italian subsidiary in the first quarter of 2011. Consideration included cash payments aggregating $900 and contingent consideration with an aggregate fair value of $282. Net assets acquired primarily consisted of intangible assets related to software aggregating $1,182.

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

Amortization expense of intangible assets for the years ended December 31, 2012, 2011 and 2010, was $2,091, $2,246 and $1,772, respectively.

The estimated future amortization expense for intangibles as of December 31, 2012 is as follows:

2013	2014	2015	2016	2017	Thereafter	Total
$1,756	$1,554	$1,106	$670	$644	$1,780	$7,510

14.	INCOME TAXES

Income before the impact of income taxes for the years ended December 31 consisted of the following:

	2012	2011	2010
U.S.	$58,964	$42,637	$17,879
Foreign	150,251	131,947	61,373

Total	$209,215	$174,584	$79,252

The Company’s benefit from income taxes for the years ended December 31 consisted of the following:

	2012	2011	2010
Current:
Federal	$(16,675)	$(15,355)	$(8,859)
State	(309)	(447)	25
Foreign	(38,941)	(38,061)	(16,467)

Total current	$(55,925)	$(53,863)	$(25,301)

Deferred:
Federal	$(2,174)	$630	$395
State	(140)	106	26
Foreign	(3,232)	(448)	(20)

Total deferred	$(5,546)	$288	$401

Provision for income taxes	$(61,471)	$(53,575)	$(24,900)

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision for the years ended December 31, is as follows:

	2012	2011	2010
Tax at statutory rate	$(73,225)	$(61,104)	$(27,738)
Non-U.S. rate differential — net	11,744	9,295	5,867
State income taxes — net	(1,527)	(1,200)	(625)
Effect of changes in enacted tax rates on deferred tax assets and liabilities	(617)	(192)	(186)
Nondeductible stock compensation expense	(1,020)	(448)	(312)
Other nondeductible expenses	(794)	(339)	(603)
Federal and state tax credits	4,623	2,002	1,104
Change in reserves, including interest and penalties	(243)	(1,688)	(1,501)
Settlements, interest and penalties	—	1	(987)
Change in valuation allowance	(314)	—	(106)
Other — net	(98)	98	187

	$(61,471)	$(53,575)	$(24,900)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows:

	2012	2011	2010
Property, plant and equipment	$(3,629)	$901	$1,075
Inventory provisions	7,942	7,281	7,294
Allowances and accrued liabilities	(4,829)	(1,494)	(1,830)
Other tax credits	1,673	1,260	1,994
Deferred compensation	3,538	2,669	1,417
Net operating loss carryforwards	5	21	56
Valuation allowance	—	(314)	(314)

Net deferred tax assets	$4,700	$10,324	$9,692

In general, it is the Company’s practice and intention to reinvest the earnings of non-U.S. subsidiaries in those operations. Accordingly, it has not made any provision for additional U.S. or foreign withholding taxes with respect to repatriation of earnings of non-U.S. subsidiaries. At December 31, 2012 and 2011, the cumulative unremitted earnings that are reinvested in non-U.S. subsidiaries are approximately $283,000 and $122,000, respectively.

As of December 31, 2012, 2011 and 2010, the Company has state credit carry-forwards of $1,419, $918 and $2,438, respectively, that are not included in deferred tax assets. The state credit carry forwards begin expiring in 2015.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2012	2011	2010
Unrecognized tax benefit — January 1	$4,509	$2,951	$2,131
Reductions of prior period positions	(317)	(335)	(1,336)
Additions for tax positions in prior period	—	—	—
Additions for tax positions in current period	1,200	1,893	2,156

Unrecognized tax benefit — December 31	$5,392	$4,509	$2,951

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting the Company’s 2012 U.S. federal taxes, including the research and experimentation credit, cannot be recognized in the Company’s 2012 financial results and instead will be reflected in its 2013 financial results. The Company estimates that a benefit of approximately $800 will be accounted for as a discrete item in its tax provision for the first quarter of 2013. In addition, the Company expects that the Act’s extension of these provisions through the end of 2013 will favorably affect its estimated annual effective tax rate for 2013 by approximately 0.4 percentage points as compared to 2012.

Estimated penalties and interest related to the underpayment of income taxes are $352, $133 and $4 for the years ended December 31, 2012, 2011 and 2010, respectively, and are included within the provision for income taxes. Total accrued penalties and interest related to the underpayment of income taxes are $487 and $275 at December 31, 2012 and 2011, respectively.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. If realized, all of the Company’s uncertain tax positions would affect its effective tax rate. None of the uncertain tax positions are expected to settle within one year. Open tax years by major jurisdictions are:

• United States	2002 — 2012
• Germany	2009 — 2012
• Russia	2009 — 2012

15.	GEOGRAPHIC AND PRODUCT INFORMATION

The Company markets and sells its products throughout the world through both direct sales and distribution channels. The geographic sources of the Company’s net sales based on billing addresses of its customers are as follows:

	Year Ended December 31,
	2012	2011	2010
United States and other North America	$108,316	$86,181	$61,706
Europe	200,708	179,584	112,456
Asia and Australia	251,803	204,758	124,254
Rest of World	1,701	3,959	840

Total	$562,528	$474,482	$299,256

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

Sales are derived from products for different applications: fiber lasers, diode lasers and diodes for materials processing, fiber lasers and amplifiers for advanced applications, fiber amplifiers for communications applications, and fiber lasers for medical applications. Net sales for these product lines are as follows:

	Year Ended December 31,
	2012	2011	2010
Materials Processing	$492,013	$419,443	$252,014
Other applications	70,515	55,039	47,242

Total	$562,528	$474,482	$299,256

No single customer comprised more than 10% of net sales during the years ended December 31, 2012, 2011 or 2010. The Company has historically depended on a few customers for a significant percentage of its annual net sales. The composition of this group can change from year to year. Net sales derived from the Company’s five largest customers as a percentage of its annual net sales were 16%, 17% and 19% in 2012, 2011 and 2010, respectively. Sales to the Company’s largest customer accounted for 7%, 8% and 7% of its net sales in 2012, 2011 and 2010, respectively.

The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets, as of December 31, 2012, 2011 and 2010, are as follows:

	December 31,
	2012	2011	2010
United States	$86,226	$67,550	$59,072
Germany	47,019	40,983	41,065
Russia	60,151	32,197	16,578
China	6,424	5,550	3,865
Other	15,674	12,721	4,723

	$215,494	$159,001	$125,303

Long lived assets include property, plant and equipment and demonstration equipment.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$123,192	$137,927	$156,379	$145,030
Gross profit	68,684	74,910	85,959	75,174
Net income	30,548	39,849	42,435	34,912
Net income attributable to IPG Photonics Corporation	29,915	37,742	42,435	34,912
Basic earnings per share	0.63	0.74	0.83	0.68
Diluted earnings per share	0.61	0.72	0.81	0.67
Dividends per common share	—	—	—	0.65

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$99,958	$121,936	$129,064	$123,524
Gross profit	53,666	66,706	70,459	66,424
Net income	23,378	31,507	34,269	31,855
Net income attributable to IPG Photonics Corporation	23,068	30,736	32,869	31,086
Basic earnings per share	0.49	0.65	0.68	0.65
Diluted earnings per share	0.47	0.63	0.66	0.64
Dividends per common share	—	—	—	—

EXHIBIT

Exhibit Number	Description
3.1	Form of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-136521 filed with the Securities and Exchange Commission (the “Commission”) on August 11, 2006)

3.3	Form of Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.4 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-136521 filed with the Commission on November 14, 2006)

4.2	Form of Indenture, to be entered into between the Company and the trustee designated therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2009)

10.1	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)

10.2	Amendment to Section 4.2 of 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)

10.3	2006 Stock Incentive Plan, as amended July 28, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 2, 2011)

10.4	Non-Employee Directors Stock Plan, as amended April 2, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 8, 2010)

10.5	IPG Photonics Non-Employee Director Compensation Plan, amended February 23, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 2, 2011)

10.6	Senior Executive Short-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)

10.7	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)

10.8	Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2009)

10.9	Employment Agreement by and between the Registrant and Valentin P. Gapontsev, dated May 9, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)

10.10	First Amendment to Employment Agreement dated September 16, 2010, between the Registrant and Valentin P. Gapontsev (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 5, 2010)

10.11	Second Amendment to Employment Agreement dated September 5, 2012, between the Registrant and Valentin P. Gapontsev (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 6, 2012)

10.12	Service Agreement by and between the Registrant and Eugene Shcherbakov, dated May 9, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)

Exhibit Number	Description
10.13	Form of Employment Agreement dated May 9, 2008, between the Registrant and each of Timothy P.V. Mammen, Angelo P. Lopresti, George H. BuAbbud, William S. Shiner and Alexander Ovtchinnikov (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)

10.14	Form of Amendment to Employment Agreement dated December 21, 2009, between the Registrant and each of Eugene Scherbakov, Timothy P.V. Mammen, Angelo P. Lopresti, George H. BuAbbud, William S. Shiner and Alexander Ovtchinnikov (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2009)

10.15	Form of Second Amendment to Employment Agreement dated September 16, 2010, between the Registrant and each of Eugene Scherbakov, Timothy P.V. Mammen, Angelo P. Lopresti, George H. BuAbbud, William S. Shiner and Alexander Ovtchinnikov dated as of August 5, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 16, 2010)

10.16	Form of Third Amendment to Employment Agreement dated September 16, 2011, between the Registrant and each of Eugene Shcherbakov, Timothy P.V. Mammen, Angelo P. Lopresti, George H. BuAbbud, William S. Shiner and Alexander Ovtchinnikov (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 19, 2011)

10.17	Form of Fourth Amendment to Employment Agreement dated September 5, 2012 between the Registrant and each of Eugene Scherbakov, Timothy P.V. Mammen, Angelo P. Lopresti and Alexander Ovtchinnikov (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Agreement from Form 8-K filed with the Commission on September 6, 2012)

10.18	Form of Confidentiality, Non-Competition and Confirmatory Assignment Agreement between the Registrant and each of the named executive officers and certain other executive officers. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)

10.19	Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)

10.20	Form of Stock Option Agreement under the 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)

10.21	Form of Stock Option Agreement under the 2006 Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)

10.22	Form of Stock Option Agreement under the Non-Employee Directors Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)

10.23	Loan Agreement between the Registrant and Bank of America, N.A. dated as of June 4, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)

10.24	Revolving Credit Note by the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)

10.25	Term Note by the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)

10.26	Second Amendment to Loan Agreement, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

Exhibit Number	Description
10.27	Revolving Credit Note Modification Agreement No. 1, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.28	Term Note Modification Agreement No. 1, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.29	Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated June 18, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2012)

10.30.	Guarantee of the Registrant to Deutsche Bank AG dated June 26, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2012)

10.31	Enclosure 1 to Guarantee to Deutsche Bank AG dated June 26, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2012)

10.32	Investment Agreement by and among the Registrant, The Russian Corporation of Nanotechnologies, IPG Laser GmbH and NTO IRE-Polus, dated October 29, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 4, 2010)

10.33	Form of Put and Call Option Agreement between the Registrant and The Russian Corporation of Nanotechnologies (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 4, 2010)

10.34	Purchase Agreement by and among the Registrant, Open Joint Stock Company “Rusnano”, IPG Laser GmbH and NTO IRE-Polus, dated June 28, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2012)

12.1	Statement re Computation of Earnings to Fixed Charges

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase