Form 10-Q
period 2013-03-31
IPG PHOTONICS CORP
filed 2013-05-10
CIK 1111928

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 8, 2013, there were 51,453,749 shares of the registrant’s common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

IPG PHOTONICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$355,715	$384,053
Accounts receivable, net	102,793	96,630
Inventories	142,096	139,618
Prepaid income taxes and income taxes receivable	14,397	13,071
Prepaid expenses and other current assets	23,265	18,639
Deferred income taxes, net	11,105	12,948

Total current assets	649,371	664,959
DEFERRED INCOME TAXES, NET	2,344	2,107
GOODWILL	3,258	2,898
INTANGIBLE ASSETS, NET	11,412	7,510
PROPERTY, PLANT AND EQUIPMENT, NET	218,995	210,563
OTHER ASSETS	6,878	7,461

TOTAL	$892,258	$895,498

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$9,802	$2,442
Current portion of long-term debt	1,529	1,505
Accounts payable	14,575	17,783
Accrued expenses and other liabilities	50,138	51,451
Deferred income taxes, net	2,875	9,831
Income taxes payable	9,191	42,443

Total current liabilities	88,110	125,455
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	18,398	13,102
LONG-TERM DEBT, NET OF CURRENT PORTION	12,525	14,014

Total liabilities	119,033	152,571
COMMITMENTS AND CONTINGENCIES (NOTE 12)
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 51,432,894 shares issued and outstanding at March 31, 2013; 51,359,247 shares issued and outstanding at December 31, 2012	5	5
Additional paid-in capital	515,755	511,039
Retained earnings	270,104	234,977
Accumulated other comprehensive loss	(12,639)	(3,094)

Total IPG Photonics Corporation stockholders’ equity	773,225	742,927

TOTAL	$892,258	$895,498

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
NET SALES	$141,852	$123,192
COST OF SALES	66,211	54,508

GROSS PROFIT	75,641	68,684

OPERATING EXPENSES:
Sales and marketing	5,868	5,132
Research and development	8,798	7,140
General and administrative	11,810	9,949
(Gain) loss on foreign exchange	(481)	1,286

Total operating expenses	25,995	23,507

OPERATING INCOME	49,646	45,177

OTHER INCOME (EXPENSE), Net:
Interest expense, net	(53)	(129)
Other income (expense), net	70	(1,094)

Total other income (expense)	17	(1,223)

INCOME BEFORE PROVISION FOR INCOME TAXES	49,663	43,954
PROVISION FOR INCOME TAXES	(14,536)	(13,406)

NET INCOME	35,127	30,548
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	633

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$35,127	$29,915

NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$0.68	$0.63
Diluted	$0.67	$0.61
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	51,407	48,446
Diluted	52,350	49,582

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2013	2012
Net income	$35,127	$30,548
Other comprehensive income, net of tax:
Translation adjustments	(9,628)	15,043
Unrealized gain on derivatives	83	57

Total other comprehensive (loss) income	(9,545)	15,100

Comprehensive income	25,582	45,648
Comprehensive loss attributable to noncontrolling interest & redeemable noncontrolling interest	—	(2,765)

Comprehensive income attributable to IPG Photonics Corporation	$25,582	$42,883

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,127	$30,548
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,217	6,215
Deferred income taxes	4,324	2,854
Stock-based compensation	2,532	1,998
(Gains) losses on foreign currency transactions	(481)	1,747
Other	(16)	12
Provisions for inventory, warranty & bad debt	3,705	3,799
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(8,250)	(12,203)
Inventories	(6,984)	(4,027)
Prepaid expenses and other current assets	(2,212)	(2,395)
Accounts payable	(1,936)	702
Accrued expenses and other liabilities	(2,658)	(6,383)
Income and other taxes payable	(40,243)	5,186
Tax benefit from exercise of employee stock options	(1,464)	(1,048)

Net cash (used in) provided by operating activities	(11,339)	27,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,746)	(13,779)
Proceeds from sales of property, plant and equipment	89	—
Proceeds from short-term investments	—	7,001
Acquisition of businesses	(5,555)	—
Other	375	149

Net cash used in investing activities	(22,837)	(6,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	8,897	5,027
Payments on line-of-credit facilities	(1,415)	(2,333)
Purchase of noncontrolling interests	—	(700)
Principal payments on long-term borrowings	(1,640)	(360)
Exercise of employee stock options and issuances under employee stock purchase plan	720	749
Tax benefit from exercise of employee stock options	1,464	1,048
Proceeds from follow-on public offering, net of offering expenses	—	168,268

Net cash provided by financing activities	8,026	171,699

EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(2,188)	4,762

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,338)	196,837
CASH AND CASH EQUIVALENTS — Beginning of period	384,053	180,234

CASH AND CASH EQUIVALENTS — End of period	$355,715	$377,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$88	$251

Cash paid for income taxes	$47,813	$6,755

Non-cash transactions:
Demonstration units transferred from inventory to other assets	$625	$526
Additions to property, plant and equipment included in accounts payable	$1,115	$1,847

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2013		2012
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	51,359,247	$5	47,616,115	$5
Exercise of stock options	73,647	—	101,337	—
Common stock issued in a public offering	—	—	3,250,000	—

Balance, end of period	51,432,894	5	50,967,452	5

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		511,039		332,584
Stock-based compensation		2,532		1,998
Exercise of stock options and related tax benefit from exercise		2,184		1,797
Common stock issued in follow-on public offering		—		168,268
Premium on purchase of noncontrolling interests “NCI”		—		(404)

Balance, end of period		515,755		504,243

RETAINED EARNINGS
Balance, beginning of year		234,977		122,833
Net income attributable to IPG Photonics Corporation		35,127		29,915
Adjustments to redemption value of redeemable NCI		—		493

Balance, end of period		270,104		153,241

ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN
Balance, beginning of year		(3,094)		(12,100)
Translation adjustments		(9,628)		15,043
Unrealized gain on derivatives, net of tax		83		57
Attribution to NCI & redeemable NCI		—		(2,123)

Balance, end of period		(12,639)		877

TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		773,225		658,366

NONCONTROLLING INTERESTS
Balance, beginning of year		—		287
Sale of NCI		—		(700)
Other comprehensive income attributable to NCI		—		9
Premium on purchase of NCI		—		404

Balance, end of period		—		—

TOTAL STOCKHOLDERS’ EQUITY		$773,225		$658,366

See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by IPG Photonics Corporation, or “IPG”, “we”, “our”, “its” or “the Company”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the Company’s accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

3. INVENTORIES

Inventories consist of the following:

	March 31, 2013	December 31, 2012
Components and raw materials	$53,603	$53,436
Work-in-process	50,394	46,240
Finished goods	38,099	39,942

Total	$142,096	$139,618

The Company recorded inventory provisions totaling $1,529 and $1,850 for the three months ended March 31, 2013 and 2012, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.

4. ACCRUED EXPENSES AND OTHER LIABLILITES

Accrued expenses and other liabilities consist of the following:

	March 31, 2013	December 31, 2012
Accrued compensation	$17,746	$21,972
Customer deposits and deferred revenue	18,608	17,174
Current portion of accrued warranty	8,040	7,838
Other	5,744	4,467

Total	$50,138	$51,451

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

5. FINANCING ARRANGEMENTS

The Company’s borrowings under existing financing arrangements consist of the following:

	March 31, 2013	December 31, 2012
Revolving line-of-credit facilities:
European Overdraft facilities	$1,021	$1,135
Euro Line of Credit	751	956
U.S. Line of Credit	8,030	351

Total	$9,802	$2,442

Term Debt:
U.S. long-term note	$13,667	$14,000
Other notes payable	387	1,519
Less: current portion	(1,529)	(1,505)

Total long-term debt	$12,525	$14,014

The U.S. and Euro line of credit are available to certain foreign subsidiaries and allows for borrowings in the local currencies of those subsidiaries.

6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE

The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended March 31,
	2013	2012
Net income attributable to IPG Photonics Corporation	$35,127	$29,915
Adjustments to redemption value of redeemable noncontrolling interests	—	493

Net income attributable to common stockholders	35,127	30,408
Weighted average shares	51,407	48,446
Dilutive effect of common stock equivalents	943	1,136

Diluted weighted average common shares	52,350	49,582

Basic net income attributable to IPG Photonics Corporation per share	$0.68	$0.62
Adjustments to redemption value of redeemable noncontrolling interests	—	0.01

Basic net income attributable to common stockholders	$0.68	$0.63

Diluted net income attributable to IPG Photonics Corporation per share	$0.67	$0.60
Adjustments to redemption value of redeemable noncontrolling interests	—	0.01

Diluted net income attributable to common stockholders	$0.67	$0.61

The computation of diluted weighted average common shares excludes options to purchase 238,000 and 363,000 shares for the three months ended March 31, 2013 and 2012, respectively, because the effect would be anti-dilutive.

The Company computes net income per share in accordance with ASC 260-Earnings Per Share. Under the provisions of ASC 260, the Company is required to present basic and diluted earnings per share information separately for each class of equity instruments that participate in any income distribution with primary equity instruments. The Company calculates earnings per share in periods where a class of common stock was redeemable for other than fair value through the application

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

of the two-class method. Until June 29, 2012, the Company had redeemable noncontrolling interests reported in the accompanying consolidated financial statements related to a 22.5% minority interest of the Company’s Russian subsidiary, NTO IRE-Polus.

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

Cash flow hedges — The Company’s cash flow hedges are interest rate swaps under which it pays fixed rates of interest. The fair value amounts in the consolidated balance sheet were:

	Notional Amounts[1]		Other Assets		Other Long-Term Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Interest rate swap	$13,667	$14,000	$—	$—	$723	$855

Total	$13,667	$14,000	$—	$—	$723	$855

(1)	Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The derivative gains (losses) in the consolidated statements of income related to the Company’s interest rate swap contracts were as follows:

	Three Months Ended March 31,
	2013	2012
Effective portion recognized in other comprehensive (loss) gain, pretax:
Interest rate swap	$267	$241
Effective portion reclassified from other comprehensive (loss) gain to interest expense, pretax:
Interest rate swap	$(135)	$(150)
Ineffective portion recognized in income:
Interest rate swap	$—	$—

8. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities measured at fair value:

		Fair Value Measurements at March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$58,004	$58,004	$—	$—
Treasury bills	154,007	154,007	—	—
Time deposits	19,223	19,223	—	—
Auction rate securities	1,114	—	—	1,114

Total assets	$232,348	$231,234	$—	$1,114

Liabilities
Contingent purchase consideration	$3,016	$—	$—	$3,016
Interest rate swaps	723	—	723	—

Total liabilities	$3,739	$—	$723	$3,016

		Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$58,219	$58,219	$—	$—
Treasury bills	159,007	159,007	—	—
Time deposits	19,823	19,823	—	—
Auction rate securities	1,112	—	—	1,112

Total assets	$238,161	$237,049	$—	$1,112

Liabilities
Contingent purchase consideration	$3,023	$—	$—	$3,023
Interest rate swaps	855	—	855	—

Total liabilities	$3,878	$—	$855	$3,023

The fair value of the auction rate securities considered prices observed in inactive secondary markets for the securities held by the Company.

The fair value of the accrued contingent consideration incurred was determined using an income approach at the acquisition date and reporting date. That approach is based on significant inputs that are not observable in the market. Key assumptions include assessing the probability of meeting certain milestones required to earn the contingent consideration. During the first quarter of 2012, the Company determined a final payment of contingent consideration and other related matters in association with the purchase of a technology company, increased the liability by $987 and reclassed the revised obligation to accrued expenses. As the payment was then fixed, it was no longer measured at its fair value.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Auction Rate Securities
Balance, beginning of period	$1,112	$1,104
Period transactions	—	—
Change in fair value	2	2
Redeemed by issuers at par	—	—

Balance, end of period	$1,114	$1,106

Contingent Purchase Consideration
Balance, beginning of period	$3,023	$999
Period transactions	—	—
Adjustment for determination of final payment	—	987
Change in fair value	(7)	28
Reclass of determined final payment	—	(1,417)

Balance, end of period	$3,016	$597

Warrant
Balance, beginning of period	$—	$77
Period transactions	—	—
Change in fair value	—	—

Balance, end of period	$—	$77

9. GOODWILL AND INTANGIBLES

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2013:

Amounts
Balance at January 1	$2,898
Adjustment	(95)
Total Goodwill arising from the acquisition	455

Balance at March 31	$3,258

Intangible assets consisted of the following:

	March 31, 2013				December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Amortizable intangible assets
Patents	$4,664	$(4,218)	$446	6 Years	$4,664	$(4,193)	$471	6 Years
Customer relationships	3,899	(2,481)	1,418	5 Years	3,993	(2,363)	1,630	5 Years
Production know-how	6,938	(763)	6,175	8 Years	2,514	(656)	1,858	9 Years
Technology, trademark and tradename	4,193	(820)	3,373	8 Years	4,229	(678)	3,551	8 Years

	$19,694	$(8,282)	$11,412		$15,400	$(7,890)	$7,510

On March 13, 2013, the Company acquired the working capital and long term assets of Mobius Photonics Inc. (“Mobius”) which is a manufacturer of high-power pulsed ultra-violet (“UV”) fiber lasers for micro-machining and fine processing applications. As a result of the acquisition, the Company recorded intangible assets of $4,480 of which all related to related to technology and know-how. Additionally, the Company recorded $455 of goodwill related to expected synergies for the Company’s expansion of product offerings with UV and short pulsed fiber lasers.

IPG PHOTONICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands, except share and per share data)

The purchase price allocation included in the Company’s financial statements are not complete and represent the preliminary fair value estimates as of March 31, 2013 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.

Amortization expense for the three months ended March 31, 2013 and 2012 was $463 and $551, respectively. The estimated future amortization expense for intangibles for the remainder of 2013 and subsequent years is as follows:

2013	2014	2015	2016	2017	Thereafter	Total
$1,744	$2,188	$1,648	$1,441	$1,415	$2,976	$11,412

10. PRODUCT WARRANTIES

The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company’s sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the three months ended March 31, 2013 and 2012.

	2013	2012
Balance at January 1	$10,714	$8,631
Provision for warranty accrual	2,035	1,420
Warranty claims and other reductions	(1,435)	(1,082)
Foreign currency translation	(260)	267

Balance at March 31	$11,054	$9,236

Accrued warranty reported in the accompanying consolidated financial statements as of March 31, 2013 and December 31, 2012 consist of $8,040 and $7,838 in accrued expenses and other liabilities and $3,014 and $2,876 in other long-term liabilities, respectively.

11. INCOME TAXES

A reconciliation of the total amounts of unrecognized tax benefits is as follows:

	2013	2012
Balance at January 1	$5,392	$4,509
Reductions of prior period positions	(63)	—
Additions for tax positions in prior period	—	—
Additions for tax positions in current period	255	—

Balance at March 31	$5,584	$4,509

Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company’s effective tax rate, if recognized.

12. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of March 31, 2013 and through the filing date of these Financial Statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company’s Consolidated Financial Statements.

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

Overview

We develop and manufacture a broad line of high-performance fiber lasers, fiber amplifiers and diode lasers that are used in numerous applications, primarily in materials processing. We sell our products globally to original equipment manufacturers (“OEMs”), system integrators and end users. We market our products internationally primarily through our direct sales force.

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

Our product mix affects our margins because the selling price per watt is generally higher for low, mid-power devices and certain specialty products than for high-power devices sold in large volumes. The overall cost of high-power lasers may be partially offset by improved absorption of fixed overhead costs associated with sales of larger volumes of higher-power products because they use a greater number of optical components and drive economies of scale in manufacturing. Also, the profit margins on systems can be lower than margins for our laser and amplifier sources, depending on the configuration, volume and competitive forces, among other factors.

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

We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $1.5 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively and $8.2 million, $6.1 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

General and administrative expense. We expect our general and administrative expenses to increase as we continue to invest in systems and resources to support our worldwide operations. Legal expenses vary from quarter to quarter based primarily upon the level of litigation and transaction activities.

Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales were 22% for the three months ended March 31, 2013 and 16%, 17% and 19% for the full years 2012, 2011 and 2010, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.

Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Net sales. Net sales increased by $18.7 million, or 15.1%, to $141.9 million for the three months ended March 31, 2013 from $123.2 million for the three months ended March 31, 2012.

	Three Months Ended March 31,
	2013		2012		Change
		% of Total		% of Total
Materials processing	$133,045	93.8%	$103,188	83.8%	$29,857	28.9%
Other applications	8,807	6.2%	20,004	16.2%	(11,197)	(56.0)%

Total	$141,852	100.0%	$123,192	100.0%	$18,660	15.1%

Sales for materials processing applications increased primarily due to higher sales of high-power and medium-power lasers used in cutting and welding applications and pulsed lasers used in marking and engraving applications. We continue to see increased acceptance of the advantages of fiber laser technology. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are gaining sales from gas laser systems. In addition, new welding processes using fiber lasers have been developed, increasing sales of lasers for this application, which are replacing traditional laser and non-laser welding technologies. We also increased sales of pulsed lasers used for marking and engraving applications due to increased demand in consumer electronics applications. The decrease in other applications sales relates primarily to a decrease in sales of high-power, high-brightness lasers used in advanced applications. Orders for certain advanced applications can be uneven and of high unit value so that they can both benefit and impact sales depending on their timing.

Cost of sales and gross margin. Cost of sales increased by $11.7 million, or 21.5%, to $66.2 million for the three months ended March 31, 2013 from $54.5 million for the three months ended March 31, 2012. Our gross margin decreased to 53.3% for the three months ended March 31, 2013 from 55.8% for the three months ended March 31, 2012. Gross margin decreased due to product mix, in particular the lower level of sales of high-power, high-brightness lasers used in advanced applications, partially offset by increased absorption of manufacturing costs.

Sales and marketing expense. Sales and marketing expense increased by $0.8 million, or 14.3%, to $5.9 million for the three months ended March 31, 2013 from $5.1 million for the three months ended March 31, 2012, primarily as a result of increases in personnel costs and depreciation of product used for demonstration purposes. As a percentage of sales, sales and marketing expense decreased to 4.1% for the three months ended March 31, 2013 from 4.2% for the three months ended March 31, 2012.

Research and development expense. Research and development expense increased by $1.7 million, or 23.2%, to $8.8 million for the three months ended March 31, 2013, compared to $7.1 million for the three months ended March 31, 2012, primarily as a result of increases in personnel costs partially offset by a decrease in costs of material used for research and development. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of new products operating at different wavelengths and higher output powers and new accessories. As a percentage of sales, research and development expense increased to 6.2% for the three months ended March 31, 2013 from 5.8% for the three months ended March 31, 2012.

General and administrative expense. General and administrative expense increased by $1.9 million, or 18.7%, to $11.8 million for the three months ended March 31, 2013 from $9.9 million for the three months ended March 31, 2012, primarily as a result of increased personnel, travel and premises costs. As a percentage of sales, general and administrative expense increased to 8.3% for the three months ended March 31, 2013 from 8.1% for the three months ended March 31, 2012.

Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates had been the same as one year ago, net sales for the three months ended March 31, 2013 would have been $1.6 million higher, gross profit would have been $1.0 million higher and total operating expenses would have been $0.1 million higher.

(Gain) loss on foreign exchange. We incurred a foreign exchange gain of $0.5 million for the three months ended March 31, 2013 as compared to $1.3 million loss for the three months ended March 31, 2012. The change is primarily attributable to the changes of the U.S. Dollar against the Euro, Russian Ruble and Japanese Yen.

Interest expense, net. Interest expense, net remained consistent at $0.1 million of expense for the three months ended March 31, 2013 compared to $0.1 million of expense for the three months ended March 31, 2012.

Other income (expense), net. Other income (expense), net increased to $0.1 million of income for the three months ended March 31, 2013 compared to $1.1 million of expense for the three months ended March 31, 2012. The $1.1 million for the three months ended March 31, 2012 was primarily due to final payments related to a contingent consideration agreement from a prior acquisition.

Provision for income taxes. Provision for income taxes was $14.5 million for the three months ended March 31, 2013 compared to $13.4 million for the three months ended March 31, 2012, representing an effective tax rates of 29.3% and 30.5% for the three months ended March 31, 2013 and 2012, respectively. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The decrease in effective rate was due primarily to the benefit of 2012 Research and Development Credits included in the American Taxpayer Relief Act of 2012 (the “Act”) which was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting our 2012 U.S. federal taxes, including the research and experimentation credit, could not be recognized in our 2012 financial results and instead is reflected in our 2013 financial results. This net benefit of approximately $0.8 million reduced our effective tax rate as a discrete item in our tax provision for the first quarter of 2013. This benefit was partially offset by approximately $0.3 million of increases in certain tax reserves as well as increases due to adjustments made to reconcile to 2012 tax filings made in certain jurisdictions.

Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $5.2 million to $35.1 million for the three months ended March 31, 2013 compared to $29.9 million for the three months ended March 31, 2012. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 0.5 percentage points to 24.8% for the three months ended March 31, 2013 from 24.3% for the three months ended March 31, 2012 due to the factors described above.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2013 consisted of cash and cash equivalents of $355.7 million, unused credit lines and overdraft facilities of $53.2 million and working capital (excluding cash and cash equivalents) of

$205.5 million. This compares to cash and cash equivalents of $384.1 million, unused credit lines and overdraft facilities of $61.4 million and working capital (excluding cash and cash equivalents) of $155.5 million as of December 31, 2012. The decrease in cash and cash equivalents of $28.3 million from December 31, 2012 relates primarily to cash used in operating activities in the three months ended March 31, 2013 of $11.3 million which includes cash payments for corporation tax in Germany of approximately $32 million for a final payment of fiscal year 2011 and a revised estimated payment for fiscal year 2012 which both became due when we filed our fiscal year 2011 German tax return. In addition to cash used in operating activities, $23.3 million of cash was used on capital expenditures and the purchase of Mobius Photonics. These uses of cash were partially offset by $7.4 million of increased drawings on credit lines.

Our long-term debt consists primarily of a $13.7 million secured variable-rate note, of which $1.3 million is the current portion. This debt matures in June 2015, at which time the outstanding debt balance would be $10.7 million. The variable interest rate was fixed by means of interest rate swap instruments.

We believe that our existing cash and marketable securities, our cash flows from operations and our existing lines of credit provides us with the financial flexibility to meet our liquidity and capital needs, as well as to complete acquisitions of complementary businesses and technologies. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of economic environment on our sales levels, the timing and extent of spending to support development efforts, the expansion of the global sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. The following table details our line-of-credit facilities as of March 31, 2013:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Line of Credit(1)	Up to $35.0 million	LIBOR plus 1.125% to 1.625%, depending on our performance	June 2015	Unsecured
Euro Line of Credit (Germany)(2)	Euro 20.0 million ($25.6 million)	Euribor + 1.25% or EONIA 1.75%	June 2014	Unsecured, guaranteed by parent company

Euro Overdraft Facilities	Euro 1.9 million ($2.4 million)	1.3%-6.5%	October 2013	Common pool of assets of German and Italian subsidiaries

(1)	$14.1 million of this revolving credit facility is available to our foreign subsidiaries in their respective local currencies, including India, China, Japan and South Korea. Total drawings at March 31, 2013 were $8.0 million with an interest rate of 3.8%.
(2)	$16.7 million of this credit facility is available to our German subsidiary, $3.8 million is available to our Russian subsidiary and $5.1 million is available to our Italian subsidiary. Total drawing at March 31, 2013 was $1.8 million with an interest rate of 1.3%.

Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $25.6 million, respectively, and neither of them is syndicated.

We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended March 31, 2013.

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

Operating activities. Net cash (used) provided by operating activities decreased by $38.3 million to $(11.3) million for the three months ended March 31, 2013 from $27.0 million for the three months ended March 31, 2012, primarily resulting from:

•	A decrease in income and other taxes payable of $40.2 million in the three months ended March 31, 2013 compared to an increase of $5.2 million in the three months ended March 31, 2012;

•	An increase in inventory of $7.0 million in the three months ended March 31, 2013 compared to an increase of $4.0 million in the three months ended March 31, 2012; and

•	An increase in accounts receivable of $8.3 million in the three months ended March 31, 2013 compared to an increase of $12.2 million in the three months ended March 31, 2012; partially offset by

•	An increase in cash provided by net income after adding back non-cash charges of $52.4 million in the three months ended March 31, 2013 as compared to $47.2 million in the same period in 2012.

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

Investing activities. Net cash used in investing activities was $22.8 million and $6.6 million in the three months ended March 31, 2013 and 2012, respectively. The cash used in investing activities in 2013 related to the construction of new buildings in the US, Germany and Russia as well as purchases of machinery and equipment and the purchase of Mobius Photonics during the first quarter. The cash used in investing activities in 2012 related to the construction of new buildings in the U.S., Germany and Russia. These expenditures were partially offset by the proceeds from the maturity of short-term investments of $7.0 million.

We expect to incur between $60 million and $70 million in capital expenditures, excluding acquisitions in 2013. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.

Financing activities. Net cash provided by financing activities was $8.0 million and $171.7 million in the three months ended March 31, 2013 and 2012, respectively. The cash provided by financing activities in 2013 was primarily related to the proceeds from line-of-credit facilities. The cash provided by financing activities in 2012 was primarily related to the follow-on public stock offering for which we received $168.3 million, net of offering expenses.

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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, “Business” and Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen, the Russian Ruble, and Chinese Yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen, the Russian Ruble, and Chinese Yuan. Gain on foreign exchange transactions totaled $0.5 million for the three months ended March 31, 2013. Loss on foreign exchange transactions totaled $1.3 million for the three months ended March 31, 2012. Management attempts to hedge these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency hedges as of March 31, 2013. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the first quarter of 2013 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

IPG PHOTONICS CORPORATION

Date: May 9, 2013	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Vice President and Chief Financial Officer (Principal Financial Officer)