Form 10-Q
period 2013-06-30
IPG PHOTONICS CORP
filed 2013-08-08
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
__________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of August 5, 2013, there were 51,537,804 shares of the registrant’s common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$369,484	$384,053
Accounts receivable, net	114,498	96,630
Inventories	154,093	139,618
Prepaid income taxes and income taxes receivable	16,146	13,071
Prepaid expenses and other current assets	25,942	18,639
Deferred income taxes, net	11,422	12,948
Total current assets	691,585	664,959
DEFERRED INCOME TAXES, NET	3,402	2,107
GOODWILL	455	2,898
INTANGIBLE ASSETS, NET	10,956	7,510
PROPERTY, PLANT AND EQUIPMENT, NET	225,195	210,563
OTHER ASSETS	7,662	7,461
TOTAL	$939,255	$895,498
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$1,822	$2,442
Current portion of long-term debt	1,333	1,505
Accounts payable	18,525	17,783
Accrued expenses and other liabilities	53,450	51,451
Deferred income taxes, net	2,211	9,831
Income taxes payable	17,861	42,443
Total current liabilities	95,202	125,455
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	16,086	13,102
LONG-TERM DEBT, NET OF CURRENT PORTION	12,000	14,014
Total liabilities	123,288	152,571
COMMITMENTS AND CONTINGENCIES (NOTE 12)
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 51,518,051 shares issued and outstanding at June 30, 2013; 51,359,247 shares issued and outstanding at December 31, 2012	5	5
Additional paid-in capital	521,044	511,039
Retained earnings	311,824	234,977
Accumulated other comprehensive loss	(16,906)	(3,094)
Total IPG Photonics Corporation stockholders’ equity	815,967	742,927
TOTAL	$939,255	$895,498
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
NET SALES	$168,171	$137,927	$310,023	$261,119
COST OF SALES	78,249	63,017	144,460	117,525
GROSS PROFIT	89,922	74,910	165,563	143,594
OPERATING EXPENSES:
Sales and marketing	6,845	5,854	12,713	10,986
Research and development	10,483	7,229	19,281	14,369
General and administrative	12,829	8,736	24,639	18,685
Gain on foreign exchange	(110)	(3,354)	(591)	(2,068)
Total operating expenses	30,047	18,465	56,042	41,972
OPERATING INCOME	59,875	56,445	109,521	101,622
OTHER (EXPENSE) INCOME, Net:
Interest (expense) income, net	(35)	615	(88)	486
Other expense, net	(239)	(92)	(169)	(1,186)
Total other (expense) income	(274)	523	(257)	(700)
INCOME BEFORE PROVISION FOR INCOME TAXES	59,601	56,968	109,264	100,922
PROVISION FOR INCOME TAXES	(17,881)	(17,119)	(32,417)	(30,525)
NET INCOME	41,720	39,849	76,847	70,397
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2,107	—	2,740
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$41,720	$37,742	$76,847	$67,657
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$0.81	$0.74	$1.49	$1.37
Diluted	$0.80	$0.72	$1.47	$1.34
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	51,462	50,989	51,435	49,717
Diluted	52,385	52,071	52,357	50,826
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
			(In thousands)
Net income	$41,720	$39,849	$76,847	$70,397
Other comprehensive income (loss), net of tax:
Translation adjustments	(4,358)	(21,846)	(13,986)	(6,803)
Unrealized gain on derivatives	91	49	174	106
Total other comprehensive loss	(4,267)	(21,797)	(13,812)	(6,697)
Comprehensive income	37,453	18,052	63,035	63,700
Comprehensive (loss) income attributable to noncontrolling interest & redeemable noncontrolling interest	—	(857)	—	1,908
Comprehensive income attributable to IPG Photonics Corporation	$37,453	$18,909	$63,035	$61,792
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,847	$70,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,885	12,358
Deferred income taxes	(3,385)	389
Stock-based compensation	5,472	4,199
Gains on foreign currency transactions	(591)	(865)
Other	460	12
Provisions for inventory, warranty & bad debt	10,255	8,502
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(21,212)	(13,301)
Inventories	(23,814)	(10,148)
Prepaid expenses and other current assets	(1,503)	(1,296)
Accounts payable	2,508	2,184
Accrued expenses and other liabilities	(880)	(3,922)
Income and other taxes payable	(32,412)	11,041
Tax benefit from exercise of employee stock options	(2,356)	(1,095)
Net cash provided by operating activities	24,274	78,455
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(34,263)	(35,966)
Proceeds from sales of property, plant and equipment	166	—
Proceeds from short-term investments	—	15,687
Acquisition of businesses	(5,555)	—
Other	407	(39)
Net cash used in investing activities	(39,245)	(20,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	11,971	6,949
Payments on line-of-credit facilities	(12,591)	(9,692)
Purchase of noncontrolling interests	—	(700)
Purchase of redeemable noncontrolling interests	—	(55,400)
Principal payments on long-term borrowings	(2,186)	(1,476)
Exercise of employee stock options and issuances under employee stock purchase plan	2,177	2,249
Tax benefit from exercise of employee stock options	2,356	1,095
Proceeds from follow-on public offering, net of offering expenses	—	168,022
Net cash provided by financing activities	1,727	111,047
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,325)	(3,840)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,569)	165,344
CASH AND CASH EQUIVALENTS — Beginning of period	384,053	180,234
CASH AND CASH EQUIVALENTS — End of period	$369,484	$345,578
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$165	$411
Cash paid for income taxes	$61,308	$14,446
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$2,410	$1,182
Additions to property, plant and equipment included in accounts payable	$605	$537
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	2013		2012
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	51,359,247	$5	47,616,115	$5
Exercise of stock options	144,891	—	181,437	—
Common stock issued under employee stock purchase plan	13,913	—	18,075	—
Common stock issued in a public offering	—	—	3,250,000	—
Balance, end of period	51,518,051	5	51,065,627	5
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		511,039		332,584
Stock-based compensation		5,472		4,199
Exercise of stock options and related tax benefit from exercise		3,815		2,801
Common stock issued under employee stock purchase plan		718		543
Purchase of redeemable NCI		—		(7,794)
Common stock issued in follow-on public offering		—		168,022
Premium on purchase of NCI		—		(404)
Balance, end of period		521,044		499,951
RETAINED EARNINGS
Balance, beginning of year		234,977		122,833
Net income attributable to IPG Photonics Corporation		76,847		67,657
Adjustments to redemption value of redeemable NCI		—		493
Balance, end of period		311,824		190,983
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(3,094)		(12,100)
Translation adjustments		(13,986)		(6,803)
Unrealized gain on derivatives, net of tax		174		106
Purchase of NCI & redeemable NCI		—		(3,243)
Attribution to NCI & redeemable NCI		—		832
Balance, end of period		(16,906)		(21,208)
TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		815,967		669,731
NONCONTROLLING INTERESTS
Balance, beginning of year		—		287
Sale of NCI		—		(700)
Other comprehensive income attributable to NCI		—		9
Premium on purchase of NCI		—		404
Balance, end of period		—		—
TOTAL STOCKHOLDERS' EQUITY		$815,967		$669,731
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

3. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2013	2012
Components and raw materials	$58,578	$53,436
Work-in-process	50,412	46,240
Finished goods	45,103	39,942
Total	$154,093	$139,618
The Company recorded inventory provisions totaling $2,027 and $1,793 for the three months ended June 30, 2013 and 2012, respectively, and $3,556 and $3,643 for the six months ended June 30, 2013 and 2012, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. ACCRUED EXPENSES AND OTHER LIABLILITES
Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2013	2012
Accrued compensation	$22,725	$21,972
Customer deposits and deferred revenue	16,641	17,174
Current portion of accrued warranty	8,344	7,838
Other	5,740	4,467
Total	$53,450	$51,451

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

5. FINANCING ARRANGEMENTS
The Company’s borrowings under existing financing arrangements consist of the following:

	June 30,	December 31,
	2013	2012
Revolving line-of-credit facilities:
European overdraft facilities	$1,018	$1,135
Euro line of credit	804	956
U.S. line of credit	—	351
Total	$1,822	$2,442
Term Debt:
U.S. long-term note	$13,333	$14,000
Other notes payable	—	1,519
Less: current portion	(1,333)	(1,505)
Total long-term debt	$12,000	$14,014
The U.S. and Euro line of credit are available to certain foreign subsidiaries and allows for borrowings in the local currencies of those subsidiaries.

6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to IPG Photonics Corporation	$41,720	$37,742	$76,847	$67,657
Adjustments to redemption value of redeemable noncontrolling interests	—	—	—	493
Net income attributable to common stockholders	41,720	37,742	76,847	68,150
Weighted average shares	51,462	50,989	51,435	49,717
Dilutive effect of common stock equivalents	923	1,082	922	1,109
Diluted weighted average common shares	52,385	52,071	52,357	50,826
Basic net income attributable to IPG Photonics Corporation per share	$0.81	$0.74	$1.49	$1.36
Adjustments to redemption value of redeemable noncontrolling interests	—	—	—	0.01
Basic net income attributable to common stockholders	$0.81	$0.74	$1.49	$1.37
Diluted net income attributable to IPG Photonics Corporation per share	$0.80	$0.72	$1.47	$1.33
Adjustments to redemption value of redeemable noncontrolling interests	—	—	—	0.01
Diluted net income attributable to common stockholders	$0.80	$0.72	$1.47	$1.34
The computation of diluted weighted average common shares excludes options to purchase 198,000 shares and 14,000 shares for the three months ended June 30, 2013 and 2012, respectively, and 208,000 shares and 14,000 shares for the six months ended June 30, 2013 and 2012, respectively, because the effect would be anti-dilutive.

The Company computes net income per share in accordance with ASC 260-Earnings Per Share. Under the provisions of ASC 260, the Company is required to present basic and diluted earnings per share information separately for each class of equity instruments that participate in any income distribution with primary equity instruments. The Company calculates earnings per share in periods where a class of common stock was redeemable for other than fair value through the application of the two-class method. Until June 29, 2012, the Company had redeemable noncontrolling interests reported in the accompanying consolidated financial statements related to a 22.5% minority interest of the Company's Russian subsidiary, NTO IRE-Polus.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

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
Cash flow hedges – The Company’s cash flow hedges are interest rate swaps under which it pays fixed rates of interest. The fair value amounts in the consolidated balance sheet were:

	Notional Amounts[1]		Other Assets		Other Long-Term Liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012	2013	2012
Interest rate swap	$13,333	$14,000	$—	$—	$578	$855
Total	$13,333	$14,000	$—	$—	$578	$855
  (1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The derivative gains (losses) in the consolidated statements of income related to the Company’s interest rate swap contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Effective portion recognized in other comprehensive (loss) gain, pretax:
Interest rate swap	$280	$210	$547	$448
Effective portion reclassified from other comprehensive (loss) gain to interest expense, pretax:
Interest rate swap	$(135)	$(148)	$(270)	$(296)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—	$—
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
The following table presents information about the Company’s cash equivalents and assets and liabilities measured at fair value:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

		Fair Value Measurements at June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$218,650	$218,650	$—	$—
Auction rate securities	1,116	—	—	1,116
Total assets	$219,766	$218,650	$—	$1,116
Liabilities
Contingent purchase consideration	$559	$—	$—	$559
Interest rate swaps	578	—	578	—
Total liabilities	$1,137	$—	$578	$559

		Fair Value Measurements at December 31, 2012

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$237,049	$237,049	$—	$—
Auction rate securities	1,112	—	—	1,112
Total assets	$238,161	$237,049	$—	$1,112
Liabilities
Contingent purchase consideration	$3,023	$—	$—	$3,023
Interest rate swaps	855	—	855	—
Total liabilities	$3,878	$—	$855	$3,023
The fair value of the auction rate securities considered prices observed in inactive secondary markets for the securities held by the Company.
The fair value of accrued contingent consideration incurred was determined using an income approach at the acquisition date and reporting date. That approach is based on significant inputs that are not observable in the market. Key assumptions include assessing the probability of meeting certain milestones required to earn the contingent consideration.
During the three months ended June 30, 2013, the Company reduced the fair value of the accrued contingent purchase consideration associated with a 2012 purchase of a manufacturer of laser-based systems as of June 30, 2013 by $2,463 as management assessed that there was no possibility that any earn-out amounts included in the purchase agreement with the former owners would be achieved (see Note 9). The adjustment was included in total other (expense) income, net.
During the first quarter of 2012, the Company determined a final payment of contingent consideration and other related matters in association with the purchase of a technology company in 2010, increased the liability by $987 and reclassed the revised obligation to accrued expenses. The adjustment was included in total other (expense) income, net. As the payment was then fixed, it was no longer measured at its fair value.
Also, during the six months ended June 30, 2012, the Company terminated the warrant held by Rusnano as part of the redemption of Rusnano's redeemable noncontrolling interest for its fair value of $77.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Auction Rate Securities
Balance, beginning of period	$1,114	$1,106	$1,112	$1,104
Period transactions	—	—	—	—
Change in fair value	2	2	4	4
Redeemed by issuers at par	—	—	—	—
Balance, end of period	$1,116	$1,108	$1,116	$1,108
Contingent Purchase Consideration
Balance, beginning of period	$3,016	$597	$3,023	$999
Adjustment for determination of final payment	—	—	—	987
Change in fair value	(2,457)	—	(2,464)	28
Reclass of determined final payment	—	—	—	(1,417)
Balance, end of period	$559	$597	$559	$597
Warrant
Balance, beginning of period	$—	$77	$—	$77
Period transactions	—	(77)	—	(77)
Change in fair value	—	—	—	—
Balance, end of period	$—	$—	$—	$—
9. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2013:

Amounts
Balance at January 1	$2,898
Adjustment	(95)
Impairment	(2,803)
Total goodwill arising from the acquisition	455
Balance at June 30	$455
Intangible assets, subject to amortization, consisted of the following:

	June 30, 2013				December 31, 2012
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$4,664	$(4,243)	$421	6 Years	$4,664	$(4,193)	$471	6 Years
Customer relationships	3,938	(2,681)	1,257	5 Years	3,993	(2,363)	1,630	5 Years
Production know-how	6,965	(907)	6,058	8 Years	2,514	(656)	1,858	9 Years
Technology, trademark and tradename	4,210	(990)	3,220	8 Years	4,229	(678)	3,551	8 Years
	$19,777	$(8,821)	$10,956		$15,400	$(7,890)	$7,510
On March 13, 2013, the Company acquired the working capital and long term assets of Mobius Photonics Inc., which is a manufacturer of high-power pulsed ultra-violet ("UV") fiber lasers for micro-machining and fine processing applications. As a result of the acquisition, the Company recorded intangible assets of $4,480 of which all related to related to technology and know-how. Additionally, the Company recorded $455 of goodwill related to expected synergies for the Company's expansion of product offerings with UV and short pulsed fiber lasers.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Amortization expense for the three months ended June 30, 2013 and 2012 was $646 and $546, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was $1,109 and $1,097, respectively.The estimated future amortization expense for intangibles for the remainder of 2013 and subsequent years is as follows:

2013	2014	2015	2016	2017	Thereafter	Total
$1,171	$2,185	$1,653	$1,443	$1,418	$3,086	$10,956
In accordance with ASC 350-Intangibles-Goodwill and Other, the Company assesses the impairment of its long-lived assets including its definite-lived intangible assets and goodwill, at least annually for goodwill, and whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. During each reporting period, the Company assesses for factors that may be present which would cause an impairment review.
 During the second quarter of 2013, the Company undertook an impairment analysis of long-lived assets and goodwill related to IPG Microsystems ("IPGM"). The Company undertook the analysis because of certain qualitative factors including a decline in sales and bookings due to underlying weakness in the markets IPGM serves.
The Company performed an impairment analysis to assess whether there was permanent impairment of long-lived assets of IPGM including identifiable intangibles included in the table above using the guidance in ASU 360-10-35. The Company concluded that no impairment existed as the undiscounted cash flows from IPGM are forecasted to be greater than the carrying value of identified long-lived assets as at June 30, 2013.
The Company carried out the two-step goodwill impairment test in accordance with the provisions of ASU 350-20-35. That analysis indicated that the fair value of IPGM, based on a discounted cash flow analysis, was less than the carrying value. The implied value of goodwill, as measured in step 2, was zero. Accordingly, the Company adjusted the value of goodwill associated with IPGM to $0. The adjustment was included in total other (expense) income, net.
10. PRODUCT WARRANTIES
The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company’s sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the six months ended June 30, 2013 and 2012.

	2013	2012
Balance at January 1	$10,714	$8,631
Provision for warranty accrual	4,984	3,699
Warranty claims and other reductions	(2,586)	(2,946)
Foreign currency translation	(234)	(224)
Balance at June 30	$12,878	$9,160
Accrued warranty reported in the accompanying consolidated financial statements as of June 30, 2013 and December 31, 2012 consist of $8,344 and $7,838 in accrued expenses and other liabilities and $4,534 and $2,876 in other long-term liabilities, respectively.
11. INCOME TAXES
A reconciliation of the total amounts of unrecognized tax benefits is as follows:

	2013	2012
Balance at January 1	$5,392	$4,509
Reductions of prior period positions	(63)	—
Additions for tax positions in prior period	—	—
Additions for tax positions in current period	313	18
Balance at June 30	$5,642	$4,527
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company’s effective tax rate, if recognized.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. In August 2013, the Company was sued for misappropriation of certain trade secrets, unfair trade practices, and correction of inventorship on a patent owned by the Company related to beam couplers and beam switches. The plaintiff seeks damages in an unspecified amount, double damages for misappropriation of trade secrets and treble damages for unfair trade practices. The Company has not filed a response. The Company intends to vigorously defend the claims. At this time, no loss is deemed probable and no amounts have been accrued in respect of this contingency.

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
Overview
We develop and manufacture a broad line of high-performance fiber lasers, fiber amplifiers and diode lasers that are used in numerous applications, primarily in materials processing. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally primarily through our direct sales force.
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
Gross margin. Our total gross margin in any period can be significantly affected by total net sales in any period, by product mix, that is, the percentage of our revenue in the period that is attributable to higher or lower-power products, by sales mix between OEM customers and other customers, by mix of sales in different geographies and by other factors, some of which are not under our control.
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
The mix of sales between OEM customers and other customers can affect gross margin because we provide sales price discounts on products based on the number of units ordered. As the number of OEM customers increases and the number of units ordered increases, the average sales price per unit will be reduced. We expect that the impact of reduced sales price per unit will be offset by the manufacturing efficiency provided by high unit volume orders, but the timing and extent of achieving these efficiencies may not always match the mix of sales in any given time period.
The mix of sales between geographies can effect gross margin primarily due to the affect of pass through costs like freight and duty. Pass through costs do not generally have a mark up so a higher proportion of of pass through cost to total selling price in one geography will yield a lower gross margin than another geography with lower pass through costs.
A high proportion of our costs is fixed so they are generally difficult or slow to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. If we expand capacity faster than is required by sales growth, gross margins could be negatively affected. Gross margins generally decline if production volumes are lower as a result of a decrease in sales or a reduction in inventory because the absorption of fixed manufacturing costs will be reduced. Gross margins generally improve when the opposite occurs. If both sales and inventory decrease in the same period, the decline in gross margin may be greater if we cannot reduce fixed costs or choose not to reduce fixed costs to match the decrease in the level of production. If we experience a decline in sales that reduces absorption of our fixed costs, or if we have production issues or inventory write-downs, our gross margins will be negatively affected.

We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $2.0 million and $1.8 million for the three months ended June 30, 2013 and 2012, $3.6 million and $3.6 million for the six months ended June 30, 2013 and 2012 respectively and $8.2 million, $6.1 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales were 22% for the six months ended June 30, 2013 and 16%, 17% and 19% for the full years 2012, 2011 and 2010, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012
Net sales. Net sales increased by $30.2 million, or 21.9%, to $168.2 million for the three months ended June 30, 2013 from $137.9 million for the three months ended June 30, 2012.

	Three Months Ended June 30,
	2013		2012		Change
		% of Total		% of Total
Materials processing	$157,618	93.7%	$124,611	90.3%	$33,007	26.5%
Other applications	10,553	6.3%	13,316	9.7%	(2,763)	(20.7)%
Total	$168,171	100.0%	$137,927	100.0%	$30,244	21.9%
Sales for materials processing applications increased primarily due to higher sales of high-power, medium-power and QCW lasers used in cutting and welding applications and pulsed lasers used in marking and engraving applications. We continue to see increased acceptance of the advantages of fiber laser technology. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are gaining sales from gas laser systems. In addition, new welding processes using fiber lasers have been developed, increasing sales of lasers for this application, which are replacing traditional laser and non-laser welding technologies. We also increased sales of QCW and pulsed lasers used for cutting and welding thin sheet metal and for marking and engraving applications. Both of these applications increased because of higher demand in consumer electronics applications. The decrease in other applications sales relates primarily to a decrease in sales of telecommunications related product slightly offset by increases in lasers sold for advanced applications.

Cost of sales and gross margin. Cost of sales increased by $15.2 million, or 24.2%, to $78.2 million for the three months ended June 30, 2013 from $63.0 million for the three months ended June 30, 2012. Our gross margin decreased to 53.5% for the three months ended June 30, 2013 from 54.3% for the three months ended June 30, 2012. Gross margin decreased due to geographical mix of sales and an increase in sales volume to OEM customers which earn volume sales discounts. Additionally, gross margin was negatively impacted by 0.8 percentage points by an acquisition made in the fourth quarter of 2012 due to sales of inventory which was written up to fair value from cost at acquisition date and due to lower absorption of manufacturing costs.
Sales and marketing expense. Sales and marketing expense increased by $0.9 million, or 16.9%, to $6.8 million for the three months ended June 30, 2013 from $5.9 million for the three months ended June 30, 2012, primarily as a result of increases in personnel costs and depreciation of product used for demonstration purposes. As a percentage of sales, sales and marketing expense decreased to 4.1% for the three months ended June 30, 2013 from 4.2% for the three months ended June 30, 2012.
Research and development expense. Research and development expense increased by $3.3 million, or 45.0%, to $10.5 million for the three months ended June 30, 2013, compared to $7.2 million for the three months ended June 30, 2012, primarily as a result of increases in personnel costs and costs of material used for research and development. Included in the increase are $1.3 million of research and development costs associated with acquisitions made in the third quarter of 2012 and first quarter of 2013. Research and development continues to focus on developing new products at different wavelengths including ultra-violet ("UV"), green and mid-infrared, new pulsed products, enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, developing new accessories and achieving higher output powers. As a percentage of sales, research and development expense increased to 6.2% for the three months ended June 30, 2013 from 5.2% for the three months ended June 30, 2012.
General and administrative expense. General and administrative expense increased by $4.1 million, or 46.9%, to $12.8 million for the three months ended June 30, 2013 from $8.7 million for the three months ended June 30, 2012, primarily as a result of increased personnel, travel and premises costs as well as $0.8 million of general and administrative cost associated with acquisitions made in the fourth quarter of 2012 and first quarter of 2013. As a percentage of sales, general and administrative expense increased to 7.6% for the three months ended June 30, 2013 from 6.3% for the three months ended June 30, 2012.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates had been the same as one year ago, net sales for the three months ended June 30, 2013 would have been $0.1 million higher, gross profit would have been approximately the same and total operating expenses would have been $0.2 million higher.
Gain on foreign exchange. We incurred a foreign exchange gain of $0.1 million for the three months ended June 30, 2013 as compared to $3.4 million gain for the three months ended June 30, 2012. The change is primarily attributable to the changes of the U.S. Dollar against the Euro, Russian Ruble and Chinese Yuan.
Interest (expense) income, net. Interest (expense) income, net decreased to $0.1 million of expense for the three months ended June 30, 2013 compared to $0.6 million of income for the three months ended June 30, 2012. The decrease is the result of lower interest bearing deposits as compared to the prior period.
Other expense, net. Other expense, net increased slightly to $0.2 million of expense for the three months ended June 30, 2013 compared to $0.1 million of expense for the three months ended June 30, 2012. $2.9 million goodwill impairment charge partially offset by a $2.5 million reduction in contingent consideration related to a 2012 acquisition are included for the three months ended June 30, 2013.
Provision for income taxes. Provision for income taxes was $17.9 million for the three months ended June 30, 2013 compared to $17.1 million for the three months ended June 30, 2012, representing an effective tax rates of 30.0% and 30.1% for the three months ended June 30, 2013 and 2012, respectively. The increase in the provision for income taxes was primarily the result of increased income before income taxes.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $4.0 million to $41.7 million for the three months ended June 30, 2013 compared to $37.7 million for the three months ended June 30, 2012. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 2.6 percentage points to 24.8% for the three months ended June 30, 2013 from 27.4% for the three months ended June 30, 2012 due to the factors described above.
Results of Operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012
Net sales. Net sales increased by $48.9 million, or 18.7%, to $310.0 million for the six months ended June 30, 2013 from $261.1 million for the six months ended June 30, 2012.

	Six Months Ended June 30,
	2013		2012		Change
		% of Total		% of Total
Materials processing	$290,663	93.8%	$227,800	87.2%	$62,863	27.6%
Other applications	19,360	6.2%	33,319	12.8%	(13,959)	(41.9)%
Total	$310,023	100.0%	$261,119	100.0%	$48,904	18.7%
Sales for materials processing applications increased primarily due to higher sales of high-power, medium-power and QCW lasers used in cutting and welding applications and pulsed lasers used in marking and engraving applications. We continue to see increased acceptance of the advantages of fiber laser technology. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are gaining sales from gas laser systems. In addition, new welding processes using fiber lasers have been developed, increasing sales of lasers for this application, which are replacing traditional laser and non-laser welding technologies. We also increased sales of QCW and pulsed lasers used for cutting and welding thin sheet metal and for marking and engraving applications. Both of these applications increased because of higher demand in consumer electronics applications. The decrease in other applications sales relates primarily to a decrease in sales of telecommunications related product slightly offset by increases in lasers sold for advanced applications. Orders for certain advanced applications can be uneven and of high unit value so that they can both benefit and impact sales depending on their timing.
Cost of sales and gross margin. Cost of sales increased by $27.0 million, or 22.9%, to $144.5 million for the six months ended June 30, 2013 from $117.5 million for the six months ended June 30, 2012. Our gross margin decreased to 53.4% from 55.0% for the six months ended June 30, 2013 and 2012, respectively. Gross margin decreased due to product and geographical mix of sales and an increase in sales volume to OEM customers which earn volume sales discounts. Product mix reduced gross margin due to lower sales of high brightness lasers in the six months ended June 30, 2013. High brightness lasers have a higher average selling price per watt than other products. Additionally, product and gross margin was negatively impacted by 0.6 percentage points by an acquisitions made in the fourth quarter of 2012 due to sales of inventory which was written up to fair value from cost at acquisition date and due to lower absorption of manufacturing costs.
Sales and marketing expense. Sales and marketing expense increased by $1.7 million, or 15.7%, to $12.7 million for the six months ended June 30, 2013 from $11.0 million for the six months ended June 30, 2012, primarily as a result of an increase in salaries and benefits and an increase in expenses for advertising and trade shows. As a percentage of sales, sales and marketing expense decreased slightly to 4.1% for the six months ended June 30, 2013 from 4.2% for the six months ended June 30, 2012.
Research and development expense. Research and development expense increased by $4.9 million, or 34.2%, to $19.3 million for the six months ended June 30, 2013, compared to $14.4 million for the six months ended June 30, 2012, primarily due to an increase in personnel costs. Included in the increase are $1.7 million of research and development costs associated with companies which were acquired in the third quarter of 2012 and first quarter of 2013. Research and development continues to focus on developing new products at different wavelengths including UV, green and mid-infrared, new pulsed products, improving the electrical efficiency of high power products, enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, developing new accessories and achieving higher output powers. As a percentage of sales, research and development expense increased to 6.2% for the six months ended June 30, 2013 from 5.5% for the six months ended June 30, 2012.
General and administrative expense. General and administrative expense increased by $5.9 million, or 31.9%, to $24.6 million for the six months ended June 30, 2013 from $18.7 million for the six months ended June 30, 2012, primarily due to increased salaries and benefits, travel and premises expenses. General and administrative costs increased $1.6 million due to the additions of general and administrative costs for companies acquired in the fourth quarter of 2012 and the first quarter if 2013. As a percentage of sales, general and administrative expense increased to 7.9% for the six months ended June 30, 2013 from 7.2% for the six months ended June 30, 2012.

Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates had been the same as one year ago, net sales for the six months ended June 30, 2013 would have been $1.7 million higher, gross profit would have been $1.0 million higher and total operating expenses would have been $0.3 million higher.
Gain on foreign exchange. We incurred a foreign exchange gain of $0.6 million for the six months ended June 30, 2013 as compared to $2.1 million gain for the six months ended June 30, 2012. The change is primarily attributable to the changes of the U.S. Dollar against the Euro, Russian Ruble, Chinese Yuan and Korean Won.
Interest (expense) income, net. Interest (expense) income, net decreased to $0.1 million of expense for the six months ended June 30, 2013 compared to $0.5 million of income for the six months ended June 30, 2012. The increase of income is the result of increases in interest bearing deposits during the period. The decrease is the result of lower interest bearing deposits as compared to the prior period.
Other expense, net. Other expense, net decreased to $0.2 million of expense for the six months ended June 30, 2013 compared to $1.2 million of expense for the six months ended June 30, 2012. $2.9 million goodwill impairment charge partially offset by a $2.5 million reduction in contingent consideration related to a 2012 acquisition are included for the six months ended June 30, 2013. $1.1 million for the six months ended June 30, 2012 related to final payments on a contingent consideration agreement from a prior acquisition.
Provision for income taxes. Provision for income taxes was $32.4 million for the six months ended June 30, 2013 compared to $30.5 million for the six months ended June 30, 2012, representing an effective tax rate of 29.7% and 30.3% for the six months ended June 30, 2013 and 2012, respectively. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The decrease in effective rate was due primarily to the mix of income earned in various tax jurisdictions as well as the benefit of 2012 research and development credits included in the American Taxpayer Relief Act of 2012 (the “Act”) which was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting our 2012 U.S. federal taxes, including the research and experimentation credit, could not be recognized in our 2012 financial results and instead were reflected in our first quarter 2013 financial results.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $9.1 million to $76.8 million, or 13.6% for the six months ended June 30, 2013 compared to $67.7 million for the six months ended June 30, 2012. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 1.0 percentage point to 24.8% for the six months ended June 30, 2013 from 25.8% for the six months ended June 30, 2012 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of June 30, 2013 consisted of cash and cash equivalents of $369.5 million, unused credit lines and overdraft facilities of $61.6 million and working capital (excluding cash and cash equivalents) of $226.9 million. This compares to cash and cash equivalents of $384.1 million, unused credit lines and overdraft facilities of $61.4 million and working capital (excluding cash and cash equivalents) of $155.5 million as of December 31, 2012. The decrease in cash and cash equivalents of $14.6 million from December 31, 2012 relates primarily to cash provided by operating activities in the six months ended June 30, 2013 of $24.3 million which includes cash payments for corporation tax in Germany of approximately $32 million for a final payment of fiscal year 2011 and revised estimated payment for fiscal year 2012 which both became due when we filed our fiscal year 2011 German tax return. Also, cash provided by financing activities of $1.7 million was offset by cash used in investing activities of $39.2 million which mostly relate to investments in fixed assets and our acquisition during the first quarter.
Our long-term debt consists primarily of a $13.3 million secured variable-rate note, of which $1.3 million is the current portion. This debt matures in June 2015, at which time the outstanding debt balance would be $10.7 million. The variable interest rate was fixed by means of interest rate swap instruments.
We believe that our existing cash and marketable securities, our cash flows from operations and our existing lines of credit provides us with the financial flexibility to meet our liquidity and capital needs, as well as to complete acquisitions of complementary businesses and technologies. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of economic environment on our sales levels, the timing and extent of spending to support development efforts, the expansion of the global sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. The following table details our line-of-credit facilities as of June 30, 2013:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $35.0 million	LIBOR plus 1.125% to 1.625%, depending on our performance	June 2015	Unsecured
Euro Credit Facility (Germany)(2)	Euro 20.0 million ($26.0 million)	Euribor + 1.25% or EONIA 1.75%	June 2014	Unsecured, guaranteed by parent company
Euro Overdraft Facilities	Euro 1.9 million ($2.5 million)	1.3%-6.5%	October 2013	Common pool of assets of German and Italian subsidiaries

(1)
$14.1 million of this revolving credit facility is available to our foreign subsidiaries in their respective local currencies, including India, China, Japan and South Korea. There were no drawings at June 30, 2013.

(2)
$16.9 million of this credit facility is available to our German subsidiary, $3.9 million is available to our Russian subsidiary and $5.2 million is available to our Italian subsidiary. Total drawings at June 30, 2013 was $1.8 million with an interest rate of 1.3%.

Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $26.0 million, respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended June 30, 2013.
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
Operating activities. Net cash provided by operating activities decreased by $54.2 million to $24.3 million for the six months ended June 30, 2013 from $78.5 million for the six months ended June 30, 2012, primarily resulting from:

•	A decrease in income and other taxes payable of $32.4 million in the six months ended June 30, 2013 compared to an increase of $11.0 million in the six months ended June 30, 2012;

•	An increase in inventory of $23.8 million in the six months ended June 30, 2013 compared to an increase of $10.1 million in the six months ended June 30, 2012;

•	An increase in accounts receivable of $21.2 million in the six months ended June 30, 2013 compared to an increase of $13.3 million in the six months ended June 30, 2012; offset by

•	An increase in cash provided by net income after adding back non-cash charges of $103.9 million in the six months ended June 30, 2013 as compared to $95.0 million in the same period in 2012.
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

Investing activities. Net cash used in investing activities was $39.2 million and $20.3 million in the six months ended June 30, 2013 and 2012, respectively. The cash used in investing activities in 2013 related to the construction of new buildings in the US, Germany and Russia as well as purchases of machinery and equipment and our acquisition during the first quarter. The cash used in investing activities in 2012 related to the construction of new buildings in the U.S., Germany and Russia. These expenditures were partially offset by the proceeds from the maturity of short-term investments of $15.7 million.
We expect to incur between $75 million and $80 million in capital expenditures, excluding acquisitions in 2013. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash provided by financing activities was $1.7 million and $111.0 million in the six months ended June 30, 2013 and 2012, respectively. The cash provided by financing activities in 2013 was primarily related to the cash provided by the exercise of stock options, issuances under our employee stock purchase plan and the related tax benefits of the exercises partially offset by the payments on our long-term debt and line-of-credit facilities. The cash provided by financing activities in 2012 was primarily related to the follow-on public stock offering for which we received $168.0 million, net of offering expenses partially offset by the repurchased 22.5% redeemable noncontrolling interest in our Russian subsidiary of $55.4 million.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen, the Russian Ruble, and Chinese Yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Japanese Yen, the Russian Ruble, and Chinese Yuan. Gain on foreign exchange transactions totaled $0.1 million for the three months ended June 30, 2013. Gain on foreign exchange transactions totaled $3.4 million for the three months ended June 30, 2012. Management attempts to hedge these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency hedges as of June 30, 2013. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments to those proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2012, except that Company was named a defendant in an action by a former consultant filed in August 2013 in the United States District Court for the District of Massachusetts. The plaintiff alleges in his complaint that we misappropriated certain trade secrets from him relating to beam couplers and beam switches in connection with a consulting relationship, that we engaged in unfair trade practices and that he should be identified as an inventor on a patent owned by us. He seeks damages in an unspecified amount, double damages for misappropriation of trade secrets, treble damages for unfair trade practices and correction of inventorship on one patent. We have not answered the complaint. Although we intend to vigorously contest the claims against us, we cannot predict the outcome of the proceeding.
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

From time to time, we have been notified of allegations and claims that we may be infringing patents or intellectual property rights owned by third parties. We are presently defending a lawsuit brought by a former consultant alleging in his complaint that we misappropriated certain trade secrets from him relating to beam couplers and beam switches in connection with the consulting relationship, that we engaged in unfair trade practices and that he should be identified as an inventor on a patent owned by us. He seeks damages in an unspecified amount, double damages for misappropriation of trade secrets, treble damages for unfair trade practices and correction of inventorship on one patent.

In 2007, we settled two patent infringement lawsuits filed against us and in 2010 we settled another patent infringement lawsuit filed against us. Following a federal jury trial in 2011, we won a patent infringement lawsuit asserted by IMRA America, Inc. in 2006 alleging that certain products we produce infringe one U.S. patent allegedly owned by IMRA America. IMRA America has also informed us that it has patents and applications in the United States and in foreign jurisdictions directed to fiber lasers and fiber amplifiers, but has not asserted them against us. We are engaged in opposition proceedings in Japan and Germany with respect to two patents allegedly owned by IMRA America related to the patent IMRA America asserted against us in the United States. In Japan, the patent office invalidated two claims, and subsequently the Japanese IP High Court concluded that the remaining 49 claims of an IMRA America patent were invalid. IMRA is appealing the IP High Court decision. The German Patent and Trademark Office concluded that IMRA's claims corresponding to its original patent request and several auxiliary requests were not patentable and found that claims relating to IMRA's final auxiliary request were patentable. We are appealing a portion of this decision favorable to IMRA.

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

If we do not prevail in any intellectual property litigation brought against us, it could affect our ability to sell our products and materially harm our business, financial condition and results of operations. These developments could adversely affect our ability to compete for customers and increase our revenues. Plaintiffs in intellectual property cases often seek, and sometimes obtain, injunctive relief. Intellectual property litigation commenced against us could force us to take actions that could be harmful to our business, competitive position, results of operations and financial condition, including the following:

•	stop selling our products or using the technology that contains the allegedly infringing intellectual property;

•	pay actual monetary damages, royalties, lost profits or increased damages and the plaintiff's attorneys' fees, which individually or in the aggregate may be substantial; and

•	attempt to obtain a license to use the relevant intellectual property, which may not be available on reasonable terms or at all.

In addition, intellectual property lawsuits can be brought by third parties against OEMs and end users that incorporate our products into their systems or processes. In some cases, we indemnify OEMs against third-party infringement claims relating to our products and we often make representations affirming, among other things, that our products do not infringe the intellectual property rights of others. As a result, we may incur liabilities in connection with lawsuits against our customers. Any such lawsuits, whether or not they have merit, could be time consuming to defend, damage our reputation or result in substantial and unanticipated costs.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2013 — March 31, 2013	48	(1)	$60.11	$—	$—
April 1, 2013 — April 30, 2013	55	(1)	$66.41	$—	$—
June 1, 2013 — June 30, 2013	89	(1)	59.30	—	—
Total	192		$61.54	$—	$—

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

IPG PHOTONICS CORPORATION

Date: August 8, 2013	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2013	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Senior Vice President and Chief Financial Officer (Principal Financial Officer)