Form 10-Q
period 2013-09-30
IPG PHOTONICS CORP
filed 2013-11-08
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 5, 2013, there were 51,680,453 shares of the registrant’s common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS

IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$398,355	$384,053
Accounts receivable, net	120,640	96,630
Inventories	171,268	139,618
Prepaid income taxes and income taxes receivable	17,326	13,071
Prepaid expenses and other current assets	30,072	18,639
Deferred income taxes, net	11,547	12,948
Total current assets	749,208	664,959
DEFERRED INCOME TAXES, NET	6,100	2,107
GOODWILL	455	2,898
INTANGIBLE ASSETS, NET	10,131	7,510
PROPERTY, PLANT AND EQUIPMENT, NET	236,507	210,563
OTHER ASSETS	7,395	7,461
TOTAL	$1,009,796	$895,498
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$1,547	$2,442
Current portion of long-term debt	1,333	1,505
Accounts payable	14,293	17,783
Accrued expenses and other liabilities	59,553	51,451
Deferred income taxes, net	2,050	9,831
Income taxes payable	27,031	42,443
Total current liabilities	105,807	125,455
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	16,635	13,102
LONG-TERM DEBT, NET OF CURRENT PORTION	11,667	14,014
Total liabilities	134,109	152,571
COMMITMENTS AND CONTINGENCIES (NOTE 12)
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 51,604,568 shares issued and outstanding at September 30, 2013; 51,359,247 shares issued and outstanding at December 31, 2012	5	5
Additional paid-in capital	526,481	511,039
Retained earnings	354,162	234,977
Accumulated other comprehensive loss	(4,961)	(3,094)
Total IPG Photonics Corporation stockholders’ equity	875,687	742,927
TOTAL	$1,009,796	$895,498
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
NET SALES	$172,152	$156,379	$482,175	$417,498
COST OF SALES	79,339	70,420	223,799	187,945
GROSS PROFIT	92,813	85,959	258,376	229,553
OPERATING EXPENSES:
Sales and marketing	6,801	5,785	19,514	16,771
Research and development	11,501	7,762	30,782	22,131
General and administrative	13,175	10,609	37,814	29,294
Loss (gain) on foreign exchange	1,563	1,796	972	(272)
Total operating expenses	33,040	25,952	89,082	67,924
OPERATING INCOME	59,773	60,007	169,294	161,629
OTHER INCOME (EXPENSE), Net:
Interest income (expense), net	63	55	(25)	541
Other income (expense), net	218	205	49	(981)
Total other income (expense)	281	260	24	(440)
INCOME BEFORE PROVISION FOR INCOME TAXES	60,054	60,267	169,318	161,189
PROVISION FOR INCOME TAXES	(17,716)	(17,832)	(50,133)	(48,357)
NET INCOME	42,338	42,435	119,185	112,832
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	—	2,740
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$42,338	$42,435	$119,185	$110,092
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$0.82	$0.83	$2.32	$2.20
Diluted	$0.81	$0.81	$2.28	$2.16
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	51,495	51,090	51,474	50,204
Diluted	52,367	52,102	52,346	51,281
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
			(In thousands)
Net income	$42,338	$42,435	$119,185	$112,832
Other comprehensive income (loss), net of tax:
Translation adjustments	11,892	10,479	(2,094)	3,676
Unrealized gain on derivatives	53	24	227	130
Total other comprehensive income (loss)	11,945	10,503	(1,867)	3,806
Comprehensive income	54,283	52,938	117,318	116,638
Comprehensive income attributable to noncontrolling interest & redeemable noncontrolling interest	—	—	—	1,908
Comprehensive income attributable to IPG Photonics Corporation	$54,283	$52,938	$117,318	$114,730
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,185	$112,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,414	19,168
Deferred income taxes	(7,591)	2,705
Stock-based compensation	8,604	6,358
Gains on foreign currency transactions	972	1,484
Other	369	38
Provisions for inventory, warranty & bad debt	18,203	14,762
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(26,942)	(36,514)
Inventories	(43,705)	(17,050)
Prepaid expenses and other current assets	(3,478)	(3,335)
Accounts payable	(2,008)	2,170
Accrued expenses and other liabilities	2,734	(1,281)
Income and other taxes payable	(25,186)	19,038
Tax benefit from exercise of employee stock options	(3,610)	(3,870)
Net cash provided by operating activities	60,961	116,505
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(48,333)	(51,715)
Proceeds from sales of property, plant and equipment	202	—
Proceeds from short-term investments	—	25,452
Acquisition of businesses	(5,555)	(11,596)
Other	442	(313)
Net cash used in investing activities	(53,244)	(38,172)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	14,124	9,647
Payments on line-of-credit facilities	(15,019)	(11,605)
Purchase of noncontrolling interests	—	(700)
Purchase of redeemable noncontrolling interests	—	(55,400)
Principal payments on long-term borrowings	(2,519)	(1,848)
Exercise of employee stock options and issuances under employee stock purchase plan	3,228	4,275
Tax benefit from exercise of employee stock options	3,610	3,870
Proceeds from follow-on public offering, net of offering expenses	—	167,963
Net cash provided by financing activities	3,424	116,202
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	3,161	(2,200)
NET INCREASE IN CASH AND CASH EQUIVALENTS	14,302	192,335
CASH AND CASH EQUIVALENTS — Beginning of period	384,053	180,234
CASH AND CASH EQUIVALENTS — End of period	$398,355	$372,569
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$190	$553
Cash paid for income taxes	$74,107	$20,967
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$3,185	$2,098
Amounts related to acquisition of businesses included in accounts payable and accrued expenses and other long-term liabilities	$—	$2,444
Additions to property, plant and equipment included in accounts payable	$679	$545
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2013		2012
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	51,359,247	$5	47,616,115	$5
Exercise of stock options	231,408	—	385,428	—
Common stock issued under employee stock purchase plan	13,913	—	18,654	—
Common stock issued in a public offering	—	—	3,250,000	—
Balance, end of period	51,604,568	5	51,270,197	5
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		511,039		332,585
Stock-based compensation		8,604		6,358
Exercise of stock options and related tax benefit from exercise		6,120		7,585
Common stock issued under employee stock purchase plan		718		560
Purchase of redeemable noncontrolling interests ("NCI")		—		(7,794)
Common stock issued in follow-on public offering		—		167,964
Premium on purchase of NCI		—		(404)
Balance, end of period		526,481		506,854
RETAINED EARNINGS
Balance, beginning of year		234,977		122,833
Net income attributable to IPG Photonics Corporation		119,185		110,092
Adjustments to redemption value of redeemable NCI		—		493
Balance, end of period		354,162		233,418
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(3,094)		(12,100)
Translation adjustments		(2,094)		3,676
Unrealized gain on derivatives, net of tax		227		130
Purchase of NCI & redeemable NCI		—		(3,243)
Attribution to NCI & redeemable NCI		—		832
Balance, end of period		(4,961)		(10,705)
TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		875,687		729,572
NONCONTROLLING INTERESTS
Balance, beginning of year		—		287
Sale of NCI		—		(700)
Other comprehensive income attributable to NCI		—		9
Premium on purchase of NCI		—		404
Balance, end of period		—		—
TOTAL STOCKHOLDERS' EQUITY		$875,687		$729,572
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

3. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2013	2012
Components and raw materials	$56,738	$53,436
Work-in-process	60,391	46,240
Finished goods	54,139	39,942
Total	$171,268	$139,618
The Company recorded inventory provisions totaling $4,286 and $2,486 for the three months ended September 30, 2013 and 2012, respectively, and $7,842 and $6,129 for the nine months ended September 30, 2013 and 2012, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. ACCRUED EXPENSES AND OTHER LIABLILITES
Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2013	2012
Accrued compensation	$24,863	$21,972
Customer deposits and deferred revenue	19,929	17,174
Current portion of accrued warranty	7,697	7,838
Other	7,064	4,467
Total	$59,553	$51,451

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

5. FINANCING ARRANGEMENTS
The Company’s borrowings under existing financing arrangements consist of the following:

	September 30,	December 31,
	2013	2012
Revolving line-of-credit facilities:
European overdraft facilities	$820	$1,135
Euro line of credit	727	956
U.S. line of credit	—	351
Total	$1,547	$2,442
Term debt:
U.S. long-term note	$13,000	$14,000
Other notes payable	—	1,519
Less: current portion	(1,333)	(1,505)
Total long-term debt	$11,667	$14,014
The U.S. and Euro lines of credit are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries.

6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to IPG Photonics Corporation	$42,338	$42,435	$119,185	$110,092
Adjustments to redemption value of redeemable noncontrolling interests	—	—	—	493
Net income attributable to common stockholders	42,338	42,435	119,185	110,585
Weighted average shares	51,495	51,090	51,474	50,204
Dilutive effect of common stock equivalents	872	1,012	872	1,077
Diluted weighted average common shares	52,367	52,102	52,346	51,281
Basic net income attributable to IPG Photonics Corporation per share	$0.82	$0.83	$2.32	$2.19
Adjustments to redemption value of redeemable noncontrolling interests	—	—	—	0.01
Basic net income attributable to common stockholders	$0.82	$0.83	$2.32	$2.20
Diluted net income attributable to IPG Photonics Corporation per share	$0.81	$0.81	$2.28	$2.15
Adjustments to redemption value of redeemable noncontrolling interests	—	—	—	0.01
Diluted net income attributable to common stockholders	$0.81	$0.81	$2.28	$2.16
The computation of diluted weighted average common shares excludes options to purchase 31,000 shares and 75,000 shares for the three months ended September 30, 2013 and 2012, respectively, and 210,000 shares and 9,000 shares for the nine months ended September 30, 2013 and 2012, respectively, because the effect would be anti-dilutive.

The Company computes net income per share in accordance with ASC 260-Earnings Per Share. Under the provisions of ASC 260, the Company is required to present basic and diluted earnings per share information separately for each class of equity instruments that participate in any income distribution with primary equity instruments. The Company calculates earnings per share in periods where a class of common stock was redeemable for other than fair value through the application of the two-class method. Until June 29, 2012, the Company had redeemable noncontrolling interests reported in the accompanying consolidated financial statements related to a 22.5% minority interest of the Company's subsidiary, NTO IRE-Polus.

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
Cash flow hedges – The Company’s cash flow hedges are interest rate swaps under which it pays fixed rates of interest. The fair value amounts in the consolidated balance sheet were:

	Notional Amounts[1]		Other Assets		Other Long-Term Liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Interest rate swap	$13,000	$14,000	$—	$—	$493	$855
Total	$13,000	$14,000	$—	$—	$493	$855
  (1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The derivative gains (losses) in the consolidated statements of income related to the Company’s interest rate swap contracts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Effective portion recognized in other comprehensive gain (loss), pretax:
Interest rate swap	$186	$219	$733	$667
Effective portion reclassified from other comprehensive gain (loss) to interest expense, pretax:
Interest rate swap	$(101)	$(140)	$(371)	$(436)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—	$—
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
The following table presents information about the Company’s cash equivalents and assets and liabilities measured at fair value:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

		Fair Value Measurements at September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$219,248	$219,248	$—	$—
Auction rate securities	1,118	—	—	1,118
Total assets	$220,366	$219,248	$—	$1,118
Liabilities
Contingent purchase consideration	$375	$—	$—	$375
Interest rate swaps	493	—	493	—
Total liabilities	$868	$—	$493	$375

		Fair Value Measurements at December 31, 2012

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$237,049	$237,049	$—	$—
Auction rate securities	1,112	—	—	1,112
Total assets	$238,161	$237,049	$—	$1,112
Liabilities
Contingent purchase consideration	$3,023	$—	$—	$3,023
Interest rate swaps	855	—	855	—
Total liabilities	$3,878	$—	$855	$3,023
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
During the second quarter of 2013, the Company reduced the fair value of the accrued contingent purchase consideration associated with a 2012 purchase of a manufacturer of laser-based systems by $2,463 as management assessed that there was no possibility that any earn-out amounts included in the purchase agreement with the former owners would be achieved (see Note 9). During the third quarter of 2013, the Company reduced the fair value of the accrued contingent purchase consideration associated with a 2011 purchase of a technology developer by $196. These adjustments are included in total other (expense) income, net.
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
Also, during the nine months ended September 30, 2012, the Company terminated a warrant held by a former investor in NTO IRE-Polus as part of the redemption of the investor's redeemable noncontrolling interest for its fair value of $77.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Auction Rate Securities
Balance, beginning of period	$1,116	$1,108	$1,112	$1,104
Period transactions	—	—	—	—
Change in fair value	2	2	6	6
Redeemed by issuers at par	—	—	—	—
Balance, end of period	$1,118	$1,110	$1,118	$1,110
Contingent Purchase Consideration
Balance, beginning of period	$559	$597	$3,023	$999
Period transactions	—	1,847	—	1,847
Adjustment for determination of final payment	—	—	—	987
Change in fair value	(184)	—	(2,648)	28
Reclass of determined final payment	—	—	—	(1,417)
Balance, end of period	$375	$2,444	$375	$2,444
Warrant
Balance, beginning of period	$—	$—	$—	$77
Period transactions	—	—	—	(77)
Change in fair value	—	—	—	—
Balance, end of period	$—	$—	$—	$—
9. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2013:

Amounts
Balance at January 1	$2,898
Adjustment	(95)
Impairment	(2,803)
Total goodwill arising from acquisition	455
Balance at September 30	$455
Intangible assets, subject to amortization, consisted of the following:

	September 30, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$4,667	$(4,066)	$601	6 Years	$4,664	$(4,193)	$471	6 Years
Customer relationships	4,054	(3,101)	953	5 Years	3,993	(2,363)	1,630	5 Years
Production know-how	7,029	(1,494)	5,535	8 Years	2,514	(656)	1,858	9 Years
Technology, trademark and tradename	4,249	(1,207)	3,042	8 Years	4,229	(678)	3,551	8 Years
	$19,999	$(9,868)	$10,131		$15,400	$(7,890)	$7,510
On March 13, 2013, the Company acquired the working capital and long term assets of Mobius Photonics Inc., a manufacturer of high-power pulsed ultra-violet ("UV") fiber lasers for micro-machining and fine processing applications. As a result of the acquisition, the Company recorded intangible assets of $4,480 of which all related to technology and know-how. Additionally, the Company recorded $455 of goodwill related to expected synergies for the Company's expansion of product offerings with UV and short pulsed fiber lasers.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Amortization expense for the three months ended September 30, 2013 and 2012 was $596 and $572, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was $1,705 and $1,669, respectively.The estimated future amortization expense for intangibles for the remainder of 2013 and subsequent years is as follows:

2013	2014	2015	2016	2017	Thereafter	Total
$596	$2,047	$1,637	$1,451	$1,451	$2,949	$10,131
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
 During the second quarter of 2013, the Company undertook an impairment analysis of long-lived assets and goodwill related to IPG Microsystems ("IPGM"), the assets of which were acquired in September 2012. The Company undertook the analysis because of certain qualitative factors including a decline in sales and bookings due to underlying weakness in the markets IPGM serves.
The Company performed an impairment analysis to assess whether there was impairment of long-lived assets of IPGM including identifiable intangibles included in the table above using the guidance in ASU 360-10-35. The Company concluded that no impairment existed as the undiscounted cash flows from IPGM are forecasted to be greater than the carrying value of identified long-lived assets.
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
10. PRODUCT WARRANTIES
The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company’s sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the nine months ended September 30, 2013 and 2012.

	2013	2012
Balance at January 1	$10,714	$8,631
Provision for warranty accrual	7,867	6,548
Warranty claims and other reductions	(4,977)	(4,775)
Foreign currency translation	136	(14)
Balance at September 30	$13,740	$10,390
Accrued warranty reported in the accompanying consolidated financial statements as of September 30, 2013 and December 31, 2012 consist of $7,697 and $7,838 in accrued expenses and other liabilities and $6,043 and $2,876 in other long-term liabilities, respectively.
11. INCOME TAXES
A reconciliation of the total amounts of unrecognized tax benefits is as follows:

	2013	2012
Balance at January 1	$5,392	$4,509
Reductions of prior period positions	(63)	—
Additions for tax positions in prior period	—	—
Additions for tax positions in current period	293	556
Balance at September 30	$5,622	$5,065

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company’s effective tax rate, if recognized.
12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. In August 2013, the Company was sued for misappropriation of certain trade secrets, unfair trade practices, and correction of inventorship on a patent owned by the Company related to beam couplers and beam switches. The plaintiff seeks damages in an unspecified amount, double damages for misappropriation of trade secrets and treble damages for unfair trade practices. The Company has filed to dismiss the trade secret misappropriation claims. The Company intends to vigorously defend the claims. At this time, no loss is deemed probable and no amounts have been accrued in respect of this contingency.

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

We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $4.2 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively, and $7.8 million and $6.1 million for the nine months ended September 30, 2013 and 2012, respectively, and $8.2 million, $6.1 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales were 23% for the nine months ended September 30, 2013 and 16%, 17% and 19% for the full years 2012, 2011 and 2010, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012
Net sales. Net sales increased by $15.8 million, or 10.1%, to $172.2 million for the three months ended September 30, 2013 from $156.4 million for the three months ended September 30, 2012.

	Three Months Ended September 30,
	2013		2012		Change
		% of Total		% of Total
Materials processing	$164,101	95.3%	$137,725	88.1%	$26,376	19.2%
Other applications	8,051	4.7%	18,654	11.9%	(10,603)	(56.8)%
Total	$172,152	100.0%	$156,379	100.0%	$15,773	10.1%
Sales for materials processing applications increased primarily due to higher sales of high-power, medium-power and QCW lasers used in cutting and welding applications, offset by decreased sales of pulsed lasers used in marking and engraving applications. We continue to see increased acceptance of the advantages of fiber laser technology. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are gaining sales from gas laser systems. In addition, new welding processes using fiber lasers have been developed, increasing sales of lasers for this application, which are replacing traditional laser and non-laser welding technologies. Among other factors contributing to sales growth, QCW lasers are displacing lamp pumped YAG lasers with our OEM customers. Lower pulsed laser sales were attributable to high consumer electronics demand a year ago and increased competition for certain models of pulsed lasers. The decrease in other applications sales relates primarily to a decrease in sales of lasers for advanced applications in the current year following fulfillment of a large order a year ago and lower telecommunications sales in Russia and North America. Orders for certain advanced applications can be uneven and of high unit value so that they can both benefit and impact sales depending on their timing.

Cost of sales and gross margin. Cost of sales increased by $8.9 million, or 12.7%, to $79.3 million for the three months ended September 30, 2013 from $70.4 million for the three months ended September 30, 2012. Our gross margin decreased to 53.9% for the three months ended September 30, 2013 from 55.0% for the three months ended September 30, 2012. Gross margin decreased due to geographical mix of sales and an increase in sales volume to OEM customers which earn volume sales discounts. Product mix reduced gross margin due to lower sales of high brightness lasers in the quarter. High brightness lasers have a higher average selling price per watt than other products.
Sales and marketing expense. Sales and marketing expense increased by $1.0 million, or 17.6%, to $6.8 million for the three months ended September 30, 2013 from $5.8 million for the three months ended September 30, 2012, primarily as a result of increases in personnel costs and trade shows to support the increase in revenue. As a percentage of sales, sales and marketing expense increased to 4.0% for the three months ended September 30, 2013 from 3.7% for the three months ended September 30, 2012.
Research and development expense. Research and development expense increased by $3.7 million, or 48.2%, to $11.5 million for the three months ended September 30, 2013, compared to $7.8 million for the three months ended September 30, 2012, primarily as a result of increases in personnel costs and costs of material used for research and development. Of the total increase in research and development expense, $1.8 million is associated with the ongoing research and development costs of acquisitions made in the third quarter of 2012 and first quarter of 2013. Research and development continues to focus on developing new products at different wavelengths including ultra-violet ("UV"), green and mid-infrared, new pulsed products, enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, developing new accessories and achieving higher output powers. As a percentage of sales, research and development expense increased to 6.7% for the three months ended September 30, 2013 from 5.0% for the three months ended September 30, 2012.
General and administrative expense. General and administrative expense increased by $2.6 million, or 24.2%, to $13.2 million for the three months ended September 30, 2013 from $10.6 million for the three months ended September 30, 2012, primarily as a result of increased personnel costs, consulting costs, depreciation and premises costs and increased reserves for bad debt. Of the total increase in general and administrative expense, $0.8 million is associated with the ongoing general and administrative costs of acquisitions made in the third quarter of 2012 and first quarter of 2013. As a percentage of sales, general and administrative expense increased to 7.7% for the three months ended September 30, 2013 from 6.8% for the three months ended September 30, 2012.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates had been the same as one year ago, net sales for the three months ended September 30, 2013 would have been approximately the same, gross profit would have been approximately the same and total operating expenses would have been $0.1 million lower.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $1.6 million for the three months ended September 30, 2013 as compared to $1.8 million loss for the three months ended September 30, 2012. The change is primarily attributable to the changes of the U.S. Dollar against the Euro, Russian Ruble, Korean Won and Chinese Yuan.
Interest income (expense), net. Interest income (expense), net remained consistent at $0.1 million of income for the three months ended September 30, 2013 and for the three months ended September 30, 2012.
Other income (expense), net. Other income (expense), net remained consistent at $0.2 million of income for the three months ended September 30, 2013 and for the three months ended September 30, 2012.
Provision for income taxes. Provision for income taxes was $17.7 million for the three months ended September 30, 2013 compared to $17.8 million for the three months ended September 30, 2012. The effective tax rates were 29.5% and 29.6% for the three months ended September 30, 2013 and 2012, respectively.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $0.1 million to $42.3 million for the three months ended September 30, 2013 compared to $42.4 million for the three months ended September 30, 2012. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 2.5 percentage points to 24.6% for the three months ended September 30, 2013 from 27.1% for the three months ended September 30, 2012 due to the factors described above.
Results of Operations for the nine months ended September 30, 2013 compared to the six months ended September 30, 2012
Net sales. Net sales increased by $64.7 million, or 15.5%, to $482.2 million for the nine months ended September 30, 2013 from $417.5 million for the nine months ended September 30, 2012.

	Nine Months Ended September 30,
	2013		2012		Change
		% of Total		% of Total
Materials processing	$453,199	94.0%	$365,525	87.6%	$87,674	24.0%
Other applications	28,977	6.0%	51,973	12.4%	(22,996)	(44.2)%
Total	$482,176	100.0%	$417,498	100.0%	$64,678	15.5%
Sales for materials processing applications increased primarily due to higher sales of high-power, medium-power and QCW lasers used in cutting and welding applications, offset by decreased sales of pulsed lasers used in marking and engraving applications. We continue to see increased acceptance of the advantages of fiber laser technology. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are gaining sales from gas laser systems. In addition, new welding processes using fiber lasers have been developed, increasing sales of lasers for this application, which are replacing traditional laser and non-laser welding technologies. We also increased sales of QCW lasers used for cutting and welding thin sheet metal because of higher demand in consumer electronics applications and from increased OEM demand driven in part by the displacement of lamp pumped YAG lasers. Lower pulsed laser sales were attributable to high consumer electronics demand a year ago and increased competition for certain models of pulsed lasers. The decrease in other applications sales relates primarily to a decrease in sales of lasers for advanced applications in the current year following fulfillment of large orders a year ago and lower telecommunications sales in Russia and North America. Orders for certain advanced applications can be uneven and of high unit value so that they can both benefit and impact sales depending on their timing.
Cost of sales and gross margin. Cost of sales increased by $35.9 million, or 19.1%, to $223.8 million for the nine months ended September 30, 2013 from $187.9 million for the nine months ended September 30, 2012. Our gross margin decreased to 53.6% from 55.0% for the nine months ended September 30, 2013 and 2012, respectively. Gross margin decreased due to product and geographical mix of sales and an increase in sales volume to OEM customers which earn volume sales discounts. Product mix reduced gross margin due to lower sales of high brightness lasers in the nine months ended September 30, 2013. High brightness lasers have a higher average selling price per watt than other products.
Sales and marketing expense. Sales and marketing expense increased by $2.7 million, or 16.4%, to $19.5 million for the nine months ended September 30, 2013 from $16.8 million for the nine months ended September 30, 2012, primarily as a result of an increase in personnel costs, advertising and trade shows to support the increase in revenue. As a percentage of sales, sales and marketing expense remained relatively flat at 4.0% for the nine months ended September 30, 2013 and for the nine months ended September 30, 2012.
Research and development expense. Research and development expense increased by $8.7 million, or 39.1%, to $30.8 million for the nine months ended September 30, 2013, compared to $22.1 million for the nine months ended September 30, 2012, primarily as a result of increases in personnel costs and costs of material used for research and development. Included in the increase are $3.5 million of research and development costs associated with the ongoing research and development costs of companies which were acquired in the third quarter of 2012 and first quarter of 2013. Research and development continues to focus on developing new products at different wavelengths including UV, green and mid-infrared, new pulsed products, improving the electrical efficiency of high power products, enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, developing new accessories and achieving higher output powers. As a percentage of sales, research and development expense increased to 6.4% for the nine months ended September 30, 2013 from 5.3% for the nine months ended September 30, 2012.
General and administrative expense. General and administrative expense increased by $8.5 million, or 29.1%, to $37.8 million for the nine months ended September 30, 2013 from $29.3 million for the nine months ended September 30, 2012, primarily due to increased personnel costs, accounting and legal, travel and premises expenses. General and administrative costs increased $2.4 million due to the additions of general and administrative costs for companies acquired in the third quarter of 2012 and the first quarter of 2013. As a percentage of sales, general and administrative expense increased to 7.8% for the nine months ended September 30, 2013 from 7.0% for the nine months ended September 30, 2012.

Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates had been the same as one year ago, net sales for the nine months ended September 30, 2013 would have been $1.7 million higher, gross profit would have been $0.9 million higher and total operating expenses would have been $0.2 million higher.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $1.0 million for the nine months ended September 30, 2013 as compared to $0.3 million gain for the nine months ended September 30, 2012. The change is primarily attributable to the changes of the U.S. Dollar against the Euro, Russian Ruble, Chinese Yuan and Korean Won.
Interest income (expense), net. Interest income (expense), net decreased to $0.1 million of expense for the nine months ended September 30, 2013 compared to $0.5 million of income for the nine months ended September 30, 2012. The decrease is the result of lower interest bearing deposits as compared to the prior period.
Other income (expense), net. Other income (expense), net increased to $0.1 million of income for the nine months ended September 30, 2013 compared to $1.0 million of expense for the nine months ended September 30, 2012. Included in other income (expense), net for the nine months ended September 30, 2013 were $2.9 million goodwill impairment charge partially offset by a $2.7 million reduction in contingent consideration related to prior year acquisitions. For the nine months ended September 30, 2012, $1.1 million of expense is included related to final payments on a contingent consideration agreement from a prior acquisition.
Provision for income taxes. Provision for income taxes was $50.1 million for the nine months ended September 30, 2013 compared to $48.4 million for the nine months ended September 30, 2012, representing an effective tax rate of 29.6% and 30.0% for the nine months ended September 30, 2013 and 2012, respectively. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The decrease in effective rate was due primarily to the mix of income earned in various tax jurisdictions as well as the benefit of 2012 research and development credits included in the American Taxpayer Relief Act of 2012 (the “Act”) which was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting our 2012 U.S. federal taxes, including the research and experimentation credit, could not be recognized in our 2012 financial results and instead were reflected in our first quarter 2013 financial results.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $9.1 million to $119.2 million, or 8.3% for the nine months ended September 30, 2013 compared to $110.1 million for the nine months ended September 30, 2012. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 1.7 percentage point to 24.7% for the nine months ended September 30, 2013 from 26.4% for the nine months ended September 30, 2012 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of September 30, 2013 consisted of cash and cash equivalents of $398.4 million, unused credit lines and overdraft facilities of $63.1 million and working capital (excluding cash and cash equivalents) of $245.0 million. This compares to cash and cash equivalents of $384.1 million, unused credit lines and overdraft facilities of $61.4 million and working capital (excluding cash and cash equivalents) of $155.5 million as of December 31, 2012. The increase in cash and cash equivalents of $14.3 million from December 31, 2012 relates primarily to cash provided by operating activities in the nine months ended September 30, 2013 of $61.0 million. Cash provided by financing activities of $3.4 million was partially offset by cash used in investing activities of $53.2 million which mostly relate to investments in fixed assets and an acquisition during the first quarter.
Our long-term debt consists primarily of a $13.0 million secured variable-rate note, of which $1.3 million is the current portion. This debt matures in June 2015, at which time the outstanding debt balance would be $10.7 million. The variable interest rate was fixed by means of an interest rate swap instrument.
We believe that our existing cash and marketable securities, our cash flows from operations and our existing lines of credit provides us with the financial flexibility to meet our liquidity and capital needs, as well as to complete certain acquisitions of complementary businesses and technologies. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of economic environment on our sales levels, the timing and extent of spending to support development efforts, the expansion of the global sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products.
The following table details our line-of-credit facilities as of September 30, 2013:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $35.0 million	LIBOR plus 1.125% to 1.625%, depending on our performance	June 2015	Unsecured
Euro Credit Facility (Germany)(2)	Euro 20.0 million ($27.0 million)	Euribor + 1.25% or EONIA 1.75%	June 2014	Unsecured, guaranteed by parent company
Euro Overdraft Facilities	Euro 1.9 million ($2.6 million)	1.3%-6.5%	October 2014	Common pool of assets of German and Italian subsidiaries

(1)
$14.1 million of this revolving credit facility is available to our foreign subsidiaries in their respective local currencies, including India, China, Japan and South Korea. There were no drawings at September 30, 2013.

(2)
$17.6 million of this credit facility is available to our German subsidiary, $4.0 million is available to our Russian subsidiary and $5.4 million is available to our Italian subsidiary. Total drawings at September 30, 2013 was $1.5 million with an interest rate of 1.3%.

Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $27.0 million, respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended September 30, 2013.
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
Operating activities. Net cash provided by operating activities decreased by $55.5 million to $61.0 million for the nine months ended September 30, 2013 from $116.5 million for the nine months ended September 30, 2012, primarily resulting from:

•
A decrease in income and other taxes payable of $25.2 million in the nine months ended September 30, 2013 compared to an increase of $19.0 million in the nine months ended September 30, 2012, which includes cash payments for corporation tax in Germany of approximately $32 million for a final payment of fiscal year 2011 and revised estimated payment for fiscal year 2012 which both became due when we filed our fiscal year 2011 German tax return;

•	An increase in inventory of $43.7 million in the nine months ended September 30, 2013 compared to an increase of $17.1 million in the nine months ended September 30, 2012; offset by

•	An increase in accounts receivable of $26.9 million in the nine months ended September 30, 2013 compared to an increase of $36.5 million in the nine months ended September 30, 2012;

•	An increase in cash provided by net income after adding back non-cash charges of $163.2 million in the nine months ended September 30, 2013 as compared to $157.3 million in the same period in 2012.
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
Investing activities. Net cash used in investing activities was $53.2 million and $38.2 million in the nine months ended September 30, 2013 and 2012, respectively. The cash used in investing activities in 2013 related to the construction of new buildings in the United States, Germany and Russia as well as purchases of machinery and equipment and an acquisition during the first quarter of 2013. The cash used in investing activities in 2012 related to the construction of new buildings in the United States, Germany and Russia. These expenditures were partially offset by the proceeds from the maturity of short-term investments of $25.5 million.

We expect to incur approximately $65 million to $70 million in capital expenditures, excluding acquisitions in 2013, as we continue to upgrade facilities and add capacity world wide to support our anticipated revenue growth. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash provided by financing activities was $3.4 million and $116.2 million in the nine months ended September 30, 2013 and 2012, respectively. The cash provided by financing activities in 2013 was primarily related to the cash provided by the exercise of stock options, issuances under our employee stock purchase plan and the related tax benefits of the exercises partially offset by the payments on our long-term debt and line-of-credit facilities. The cash provided by financing activities in 2012 was primarily related to the follow-on public stock offering for which we received $168.0 million, net of offering expenses partially offset by the repurchased 22.5% redeemable noncontrolling interest in our Russian subsidiary of $55.4 million.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Japanese Yen, the Russian Ruble, and Chinese Yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Japanese Yen, the Russian Ruble, and Chinese Yuan. Loss on foreign exchange transactions totaled $1.6 million for the three months ended September 30, 2013. Loss on foreign exchange transactions totaled $1.8 million for the three months ended September 30, 2012. Management attempts to hedge these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency hedges as of September 30, 2013. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments to those proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2012, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
ITEM  1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2013 — March 31, 2013	48	(1)	$60.11	$—	$—
April 1, 2013 — April 30, 2013	55	(1)	66.41	—	—
June 1, 2013 — June 30, 2013	89	(1)	59.30	—	—
July 1, 2013 — July 31, 2013	55	(1)	60.73	—	—
August 1, 2013 — August 31, 2013	—	(1)	—	—	—
September 1, 2013 — September 30, 2013	75	(1)	53.76	—	—
Total	322		$59.59	$—	$—

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

IPG PHOTONICS CORPORATION

Date: November 8, 2013	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Senior Vice President and Chief Financial Officer (Principal Financial Officer)