Form 10-K
period 2013-12-31
IPG PHOTONICS CORP
filed 2014-02-28
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33155
IPG PHOTONICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3444218
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
50 Old Webster Road, Oxford, Massachusetts	1,540
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(508) 373-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, Par Value $0.0001 per share	The NASDAQ Stock Market LLC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.4 billion, calculated based upon the closing price as reported by the Nasdaq Global Market on June 28, 2013. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
As of February 25, 2014, 51,954,978 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Our diverse lines of low, mid and high-power lasers and amplifiers are used in materials processing, advanced, communications and medical applications. We sell our products globally to original equipment manufacturers (“OEMs”), system integrators and end users. We market our products internationally primarily through our direct sales force. We have sales offices in the United States, Germany, Russia, Italy, Turkey, the United Kingdom, France, Spain, Poland, China, Japan, South Korea, Singapore and India. Our major manufacturing facilities are located in the United States, Germany and Russia.
We are vertically integrated such that we design and manufacture most of the key components used in our finished products, from semiconductor diodes to optical fiber preforms, finished fiber lasers and amplifiers. We also manufacture complementary products used with our lasers including optical delivery cables, fiber couplers, beam switches, optical processing heads and chillers. In addition, we offer laser-based systems for certain markets and applications. Our vertically integrated operations allow us to reduce manufacturing costs, control quality, rapidly develop and integrate advanced products and protect our proprietary technology.
We are listed on the Nasdaq Global Market (ticker: IPGP). We began operations in 1990 and we were incorporated in Delaware in 1998. Our principal executive offices are located at 50 Old Webster Road, Oxford, Massachusetts 01540, and our telephone number is (508) 373-1100.
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
Lasers emit an intense light beam that can be focused on a small area, causing metals and other materials to melt, vaporize or change their character. These properties are utilized in applications requiring very high-power densities, such as marking, engraving, printing, welding, cutting, drilling, cladding, ablation and other materials processing procedures. Lasers are well-suited for imaging and inspection applications, and the ability to confine laser light to narrow wavelengths makes them particularly effective in medical and sensing applications. A laser works by converting electrical energy to optical energy. In a laser, an energy source excites or pumps a lasing medium, which converts the energy from the source into an emission consisting of particles of light, called photons, at a particular wavelength.
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
Introduction of Fiber Lasers
Fiber lasers use semiconductor diodes as the light source to pump specialty optical fibers, which are infused with rare earth ions. These fibers are called active fibers and are comparable in diameter to a human hair. The laser emission is created within optical fibers and delivered through a flexible optical fiber cable. As a result of their different design and components, fiber lasers are more reliable, efficient, robust, compact and easier to operate than conventional lasers. In addition, fiber lasers free the end users from fine mechanical adjustments and the high maintenance costs that are typical for conventional lasers.
Although low-power fiber lasers have existed for approximately four decades, their increased recent adoption has been driven primarily by our improvements in their output power levels and cost as well as their superior performance compared with conventional lasers. We have successfully increased output power levels by developing improved optical components such as diodes and active fibers that have increased their power capacities and improved their performance. Fiber lasers now offer output powers that exceed those of conventional lasers in many categories. Also, semiconductor diodes historically have represented the majority of the cost of fiber lasers. In the past, the high cost of diodes meant that fiber lasers could not compete with conventional lasers on price and limited their use to high value-added applications. Over the last several years, however, our semiconductor diodes have become more affordable and reliable due, in part, to substantial advancements in semiconductor diode technology, packaging design and increased production volumes. As a result, the average cost per watt of output power has decreased dramatically over the last decade. Because of these improvements, our fiber lasers can now effectively compete with conventional lasers over a wide range of output powers and applications. As a pioneer in the development and commercialization of fiber lasers, we have contributed to many advancements in fiber laser technology and products.
Advantages of Fiber Lasers over Conventional Lasers
We believe that fiber lasers provide a combination of benefits that include:

•
Superior Performance.    Fiber lasers provide uniform beam quality over the entire power range. In most conventional laser solutions, the beam quality is sensitive to output power, while in fiber lasers, the output beam is virtually non-divergent over a wide power range. A non-divergent beam enables higher levels of precision, increased power densities and the ability to deliver the beam over greater distances to where processing can be completed. The superior beam quality and greater intensity of a fiber laser’s beam allow tasks to be accomplished more rapidly, with lower-power units and with greater flexibility than comparable conventional lasers.

•
Lower Cost.    The purchase price for fiber lasers is generally lower than that of YAG lasers and of many CO2 lasers. In addition, fiber lasers are less expensive to operate due to their lower energy usage, lower required maintenance costs and better processing speeds. Fiber lasers convert electrical energy to optical energy approximately 2 to 3 times more efficiently than diode-pumped YAG lasers, approximately 3 times more efficiently than conventional CO2 lasers and approximately 15 to 30 times more efficiently than lamp-pumped YAG lasers. Because fiber lasers are much more energy-efficient and place lower levels of thermal stress on their internal components, they have substantially lower cooling requirements compared to those of conventional lasers, which also improves overall energy efficiency. Fiber lasers have lower to no maintenance costs due to the high performance and long life of our single-emitter diodes, fiber optics and other optical components, which can be used for up to 100,000 hours without replacement. The higher power density of the fiber laser beam also allows for higher processing speeds in many applications, which increases the operating efficiencies on a per-part basis.

•
Ease of Use.    Many features of fiber lasers make them easier to operate, maintain and integrate into laser-based systems as compared to conventional lasers, many of which require mirrors to direct the beam. There are no moving parts in fiber lasers so they do not require adjustments of internal components.

•
Compact Size.    Fiber lasers are typically smaller and lighter in weight than conventional lasers, saving valuable floor space. While conventional lasers are delicate due to the precise alignment of mirrors, fiber lasers are more durable and able to perform in variable environments.

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
Notwithstanding the benefits offered by fiber lasers, there remain applications and processes where conventional laser technologies may provide superior performance with respect to particular features. For example, crystal lasers can provide higher peak power pulses and fiber lasers cannot now generate the deep ultra-violet light that is used for photolithography in many semiconductor applications. In addition, CO2 lasers operate at wavelengths that are optimal for use on many non-metallic materials, including organic materials like wood.

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
Vertically Integrated Development and Manufacturing.    We develop and manufacture all of our key high-volume specialty components, including semiconductor diodes, active fibers, passive fibers and specialty optical components. We also produce beam switches, fiber delivery cables and certain optical processing heads developed especially for use with our lasers. We believe that our vertical integration and our high-volume production enhances our ability to meet customer requirements, reduce costs, accelerate and focus development, shorten lead times, limit the spread of trade secrets and provide competitive pricing advantages while maintaining high performance and quality standards.
Breadth and Depth of Expertise.    We have extensive know-how in materials sciences, which enables us to make our specialty optical fibers, semiconductor diodes and other critical components. We also have experience in optical, electrical, mechanical and semiconductor engineering, which we use to develop and manufacture our proprietary components, products, accessories and systems. We also operate numerous application development centers worldwide which allow us to assist customers in improving their manufacturing using our deep experience with fiber lasers.
Diverse Customer Base, End Markets and Applications.    Our diverse customer base, end markets and applications provide us with many growth opportunities. In 2013, we shipped more than 27,000 units to over 2,000 customers worldwide, with no single customer representing more than 11% of our sales. Our products are used in a wide variety of applications and end markets worldwide. Our principal end markets and representative applications within those markets include:

Materials Processing

General manufacturing	• Flat sheet, tube and 3D cutting • Marking, engraving and printing • Brazing and hardening • 3D printing, selective laser melting and sintering

Automotive	• High-strength steel cutting and welding • Welding tailored metal blanks, frames, seats and transmissions • Brazing and welding of auto frames • Seam welding

Heavy industry	• Hardening and welding pipes in nuclear, wind turbine and pipeline industries • Welding and cutting thick plates for ships and rail cars • Drilling for natural resources

Aerospace	• Welding titanium air frames • Cladding parts • Percussion drilling of parts

Consumer	• Cutting and marking parts for electronics and appliances • Electronics and credit card marking • Welding razor blades and batteries • Stent and pacemaker manufacturing

Semiconductor and electronics	• Computer disk manufacturing and texturing • Photovoltaic manufacturing • Memory repair and trim

Advanced Applications	• Obstacle warning and light detecting and ranging • Special projects and research • Directed energy demonstrations • Sensing and instrumentation

Communications	• Broadband — fiber to premises • Broadband — cable video signal transport • Metro and long-haul wire-line DWDM transport

Medical	• Skin rejuvenation and wrinkle removal • General surgery and urology • Dental
Broad Product Portfolio and Ability to Meet Customer Requirements.    We offer a broad range of standard and custom fiber lasers and amplifiers, enabling deployment in a wide variety of applications and end markets. Our vertically integrated manufacturing, broad technology expertise and investment in inventory enable us to design, prototype and commence high-volume production of our products rapidly, allowing our customers to meet their time-to-market requirements.
Our Strategy
Our objective is to maintain and extend our leadership position in our industry by pursuing the following key elements of our strategy:
Leverage Our Technology to Increase Sales.    As fiber lasers become more widely accepted, we plan to leverage our position as the leader in fiber lasers and our applications expertise to develop solutions for customers and increase our position in the broader laser market. We believe that our fiber lasers will continue to displace traditional lasers in many existing applications due to their superior performance and value. Over the last few years, our high power lasers have become widely accepted in two- and three-dimension cutting, one of the largest laser materials processing applications. We plan to continue to leverage our fiber laser technology by pursuing large-scale laser applications where our fiber lasers offer improved customer value and performance. Some of the more significant applications we intend to target include: (i) additive manufacturing (also called 3D printing) with higher power ytterbium lasers; and (ii) fine-processing, scribing and marking with high-power green lasers and ultra-violet (“UV”), lasers now under development.
Target New Applications for Lasers and Expand into Broader Markets.    We intend to expand the use of fiber lasers into additional applications where faster or higher quality processing, higher power, portability, efficiency, size and flexible fiber cable delivery can lead customers to adopt fiber lasers instead of non-laser solutions. We believe that the advantages of fiber laser technology can overcome many of the limitations that have hindered the adoption of conventional lasers in broader industrial markets and processes. Using our manufacturing scale and technology innovations, we have been successful in reducing the cost of manufacturing with lasers, which we believe has made fiber lasers a more attractive manufacturing alternative as compared to conventional lasers and many non-laser methods. We target applications where higher power, portability, efficiency, size and flexible fiber cable delivery can lead customers to adopt fiber lasers instead of non-laser solutions. Certain industry trends such as the use of high-strength steel in automotive manufacturing and decreasing the weight of vehicles are driving the use of fiber lasers over other manufacturing methods such as stamping, non-laser welding and adhesives. Other trends, such as miniaturization of parts and electronics, contribute to the use of lasers because no other tools can work as precisely. We are working on developing new applications for fiber lasers through internal research and in partnership with customers and industrial institutes.
Expand Our Product Portfolio.    We plan to continue to invest in research and development to add additional wavelengths, power levels and other parameters while also improving beam quality, as well as developing new product lines and laser-based systems. Using our core technologies and breadth of experience, we plan to expand the wavelengths at which our lasers operate. This includes UV lasers that can be used for fine-processing applications and as well as orange, red and high power green lasers for fine and micro processing and other novel applications. We are introducing and developing pulsed fiber lasers with ultra-short pulse durations (nanosecond, picosecond and femtosecond) with high peak powers and mid infra-red lasers. In 2013, we acquired a business that develops and produces high-power pulsed UV fiber lasers for micro-machining and fine processing applications. We will continue to expand sales of specialized laser-based systems to meet the specific needs of manufacturing end users whose requirements are not met by standard systems or in certain geographic areas where fiber laser systems are not currently available.
Lower Our Costs Through Manufacturing Improvements and Innovation.    We plan to seek further improvements in component manufacturing processes and device assembly as well as innovation in components and device designs to improve performance and decrease the overall cost per watt for our products. As we increase our production volumes, we improve our internal manufacturing economies of scale and we believe we will be able to better negotiate price reductions with certain suppliers. We intend to leverage our technology and operations expertise to manufacture additional components in order to reduce costs, ensure component quality, ensure supply and improve product performance. In 2013, we produced more of our mechanical parts, manufactured more of our printed circuit board and power supplies we use and redesigned certain optical components to improve quality. We further decreased the manufacturing cost of our packaged diodes. In addition, we manufactured additional components that we had previously outsourced, such as mechanical cabinets, printed circuit boards, optical sub-assemblies, and we started to offer optical processing heads for use with our lasers. By reducing the cost per watt of our lasers and maintaining the lower operating cost of our products, we believe that we can increase laser use in applications in which conventional lasers could not be used economically.
Expand Global Reach to Attract Customers Worldwide.    The acceptance of fiber laser technology has expanded in both developed and emerging markets around the world. As a result, we have increased and will continue to increase our international sales and service locations to respond to our customers’ needs. In 2013, we substantially expanded our facilities in Russia, including for systems and component manufacturing, and we opened a new sales and service office in Poland and a service office in Taiwan. We are considering establishing a presence in additional countries.
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
Our products are based on a common proprietary technology platform using many of the same core components, such as semiconductor diodes and specialty fibers, which we configure to our customers’ specifications. Our engineers and scientists work closely with OEMs, system integrators and end users to develop and customize our products for their needs. Because of our flexible and modular product architecture, we offer products in different configurations according to the desired application, including modules, rack-mounted units and tabletop units. Our engineers and other technical experts work directly with the customer in our application and development centers to develop and configure the optimal solution for each customer’s manufacturing requirements. We also manufacture certain complementary products that are used with our lasers, such as optical delivery cables, fiber couplers, beam switches, optical processing heads and chillers.
Lasers
Our laser products include low (1 to 99 watts), medium (100 to 999 watts) and high (1,000 watts and above) output power lasers from 0.3 to 4.5 microns in wavelength. These lasers either may be CW, QCW or pulsed. Our pulsed line includes nanosecond, picosecond and femtosecond lasers. We offer several different types of lasers, which are defined by the type of gain medium they use. These are ytterbium, erbium and thulium, as well as Raman and hybrid fiber-crystal lasers . We also sell fiber pigtailed packaged diodes and fiber coupled direct diode laser systems that use semiconductor diodes rather than optical fibers as their gain medium. In addition, we offer high-energy pulsed lasers, multi-wavelength lasers, tunable lasers, single-polarization and single-frequency lasers, as well as other versions of our products.
We believe that we produce the highest-power solid-state lasers in the industry. Our ytterbium fiber lasers reach power levels of up to 100,000 watts. We also make single-mode and low-mode output ytterbium fiber lasers with power levels of up to 10,000 watts and single-mode, erbium and thulium fiber lasers with power levels of up to 400 watts. Our compact, durable design and integrated fiber optic beam delivery allow us to offer versatile laser energy sources and simple laser integration for complex production processes without compromising quality, speed or power.
We also sell laser diode chips and packaged laser diodes operating at 8XX to 9XX nanometers. We sell our own family of high-power optical fiber delivery cables, fiber couplers, beam switches, chillers, scanners and other accessories for our fiber lasers. Recently, we introduced a line of optical processing heads for use with our fiber lasers.
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
Systems
Besides selling laser sources, we also offer integrated laser systems for particular geographic markets or custom-developed for a customer’s manufacturing requirements. Through our IPG Microsystems business, we offer industrial grade UV excimer, diode pumped solid state and picosecond laser micromachining systems and materials processing services. Key applications for these systems include advanced laser scribing and laser lift-off (“LLO”) of light-emitting diodes (“LEDs”), thin film solar scribing, semiconductor, micro-electro-mechanical systems (“MEMS”), research, biomedical and industrial micromachining. IPG Microsystems’ laser systems operate at wavelengths from 157nm to 1,064nm, and are important to a growing set of today’s industrial micromachining applications.
IPG also develops and sells specialized fiber laser systems for unique material processing applications as requested by customers desiring a complete laser-based solution, including remote welding, micro-welding and cutting. The platforms include multi-axis workstations for welding, flatbed cutters, and diode markers.
Other systems offerings include a welding seam stepper and picker, which is an automated and integrated fiber laser welding tool providing customers increased processing speeds, better quality and the elimination of certain clamping tools and laser safety enclosures. The seam stepper and picker, an alternative to resistance welding, are used in automotive assembly, appliance, rail cars and other sheet metal fabrication.
The following table lists our principal product lines that generated a substantial majority of our revenues in 2013, and the principal applications markets in which they are used:

Product Line	Principal Markets	Principal Applications

High-Power Ytterbium CW (1,000 — 100,000 Watts)	Automotive Heavy Industry General Manufacturing Natural Resources Aerospace	• Cutting • Welding • Annealing • Drilling • Cladding • Brazing • Paint stripping

Mid-Power Ytterbium CW (100 — 999 Watts)	General Manufacturing Consumer Medical Devices Printing Microelectronics	• Cutting • Welding • Scribing • Engraving • Rapid prototyping

Pulsed Ytterbium (0.1 to 200 Watts)	General Manufacturing Semiconductor Medical Devices Consumer Microelectronics Panel Displays	• Marking • Engraving • Scribing • Drilling • Coating removal • Cutting

Pulsed and CW Green Lasers	Semiconductor Solar General Manufacturing	• Annealing silicon wafers • Thin film ablation • Marking plastics

Quasi-CW Ytterbium (100 — 900 Watts)	Medical Device Computer Components Micro-Processing	• Welding and micro-welding • Drilling • Cutting

Erbium Amplifiers	Broadband Access Cable TV DWDM Instrumentation Scientific Research	• Telephony • Video on demand • High-speed internet • Ultra-long-haul transmission • Beam combining
Our products are used in a broad range of applications. The major application is materials processing, comprising approximately 94% of our sales in 2013. Our products also address other applications, including advanced applications (approximately 4% of sales), communications (approximately 1% of sales) and medical (approximately 1% of sales).
Our Markets
Materials Processing
The most significant materials processing applications for fiber lasers are cutting and welding and marking and engraving. Other applications include micro-processing, surface treatment, drilling, soldering, annealing, hardening, additive manufacturing and laser-assisted machining.
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
Laser welding offers several important advantages compared to conventional welding technology as it is non-contact, easy to automate, provides high process speed and results in narrow-seamed, high-quality welds that generally require little or no post-processing machining. The high beam quality of our fiber lasers coupled with high CW power offer deep penetration welding as well as shallow conduction mode welding. In addition, fiber lasers can be focused to a small spot with extremely long focal lengths, enabling remote welding “on the fly,” a flexible method of three-dimensional welding in which the laser beam is positioned by a robot-guided scanner. Such remote welding stations equipped with fiber lasers are used for welding door panels and seat backs, the multiple welding of spot and lap welds over the entire auto body frame and welding “body-in-white,” which is welding pieces of metal with different thicknesses for automotive applications. Typically, mid to high-power ytterbium fiber lasers and long-pulse QCW ytterbium fiber lasers are used in welding applications. Our products are used also for laser brazing of visible joints in automobiles such as tailgates, roof joints and columns. Brazing is a method of joining sheet metal by using a melted filler material similar to soldering but requiring higher temperatures.
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
Micro-Processing and Fine Processing.    The trend toward miniaturization in numerous industries such as consumer electronics, as well as innovations in materials and structures, is driving end users to utilize lasers in processing and fabrication. The ability of lasers to cut, weld, drill, ablate, etch and add materials on a fine scale is enabling new technologies and products across many industries. Our low-power CW and QCW lasers are used to cut medical stents and weld medical batteries. In photovoltaic manufacturing, our lasers etch and perform edge isolation processes. The aerospace industry requires precise manufacturing of engine parts so that cooling is effective and aerospace manufacturers use lasers to conduct percussion drilling. Processing of plastics and semi-conductors require short pulse and high energy lasers, in the green, UV and mid infra-red wavelengths.
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
Special Projects.    Due to the high power, compactness, performance, ruggedness and electrical efficiency of our fiber lasers and amplifiers, we sell our commercial products for government research and projects. These include materials testing, ordnance destruction, coherent beam combining, directed energy demonstrations, advanced communications and research.
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
Customers
We sell our products globally to OEMs, system integrators and end users in a wide range of diverse markets who have the in-house engineering capability to integrate our products into their own systems. We have thousands of customers worldwide. Our primary end market is materials processing, comprised of general manufacturing, automotive, heavy industry, aerospace, consumer products, medical device manufacturing, natural resources, photovoltaic semiconductor and electronics customers. We also sell our products to other end markets, including advanced applications (comprised of commercial companies, universities, research entities and government entities), communications (comprised of system integrators, utilities and municipalities) and medical (comprised of medical laser systems manufacturers and researchers). We believe that our customer, geographic and end-market diversification minimizes dependence on any single industry or group of customers.
The following table shows the allocation of our net sales (in thousands) among our principal markets:

	Year Ended December 31,
	2013		2012		2011
		% of Total		% of Total
Materials Processing	$608,702	94.0%	$492,013	87.5%	$419,443	88.4%
Other applications:
Advanced Applications	26,190	4.0	43,052	7.6	25,918	5.5
Communications	9,135	1.4	21,706	3.9	20,368	4.3
Medical	4,007	0.6	5,757	1.0	8,753	1.8
Total other applications:	39,332	6.0	70,515	12.5	55,039	11.6
Total	$648,034	100.0%	$562,528	100.0%	$474,482	100.0%
One of our customers, Han's Laser, accounted for 11% of our net sales for the year ended December 31, 2013. No other customer accounted for 10% or more of our net sales for 2013. None of our customers accounted for 10% or more of our net sales for the years ended December 31, 2012 or 2011.

Our net sales (in thousands) were derived from customers in the following geographic regions:

	Year Ended December 31,
	2013		2012		2011
		% of Total		% of Total		% of Total
United States and other North America (1)	$116,935	18.0%	$108,316	19.3%	$86,181	18.2%
Europe:
Germany	65,147	10.1	89,848	16.0	76,279	16.1
Other including Eastern Europe/CIS	140,279	21.7	110,860	19.7	103,305	21.8
Asia and Australia:
Japan	67,981	10.5	69,576	12.4	63,261	13.3
China	192,134	29.7	138,782	24.7	104,560	22.0
Other	64,346	9.9	43,445	7.7	36,937	7.8
Rest of World	1,212	0.1	1,701	0.2	3,959	0.8
Total	$648,034	100.0%	$562,528	100.0%	$474,482	100.0%
(1) The substantial majority of sales in North America are to customers in the United States.
Backlog
At December 31, 2013, our backlog of orders (generally scheduled for shipment within one year) was approximately $265.0 million compared to $203.0 million at December 31, 2012. At December 31, 2013, our backlog included $132.6 million of orders with firm shipment dates and $132.4 million of frame agreements that we expect to ship within one year, compared to $102.0 million of orders with firm shipment dates and $101.0 million of frame agreements at December 31, 2012. Frame agreements generally are agreements without committed shipment dates. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, we have not experienced a significant cancellation rate. We manage the risk of cancellation by establishing the right to charge a cancellation fee that generally covers a portion of the purchase price, any materials and development costs incurred prior to the order being canceled. Our ability to enforce this right depends on many factors including, but not limited to, the customer’s requested length of delay, the number of other outstanding orders with the customer and our ability to quickly convert the canceled order to another sale.
We anticipate shipping a substantial majority of the present backlog during fiscal year 2014. However, our backlog at any given date is not necessarily indicative of actual sales for any future period.
Sales, Marketing and Support
We market our products internationally primarily through our direct sales force. Our direct sales force sells to end users, OEMs and systems integrators. Once our fiber laser products are designed into an OEM system, the OEM’s sales force markets its systems, allowing us to take advantage of numerous OEMs sales forces, each typically having several sales persons in locations other than where our sales offices are located. We have sales offices in the countries in which we have major manufacturing: United States, Germany and Russia. We also have sales offices in the following countries: China, France, India, Italy, Japan, Poland, Singapore. South Korea, Spain, Turkey and the United Kingdom. We have materials processing application centers in the United States, Germany, Russia, China, Italy, Japan and South Korea, which we use to demonstrate our products and develop new applications. Our application centers are fundamental to developing new laser applications for customers and assisting them in integrating lasers into their production processes.
To a lesser extent, we market through agreements with independent sales representatives and distributors. Sales to foreign customers may be priced in non-U.S. currencies and are therefore subject to currency exchange fluctuations.
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

Manufacturing
Vertical integration is one of our core business strategies through which we control our proprietary processes and technologies as well as the supply of key components and assemblies. We believe that our vertically integrated business model gives us the following advantages:

•	maintaining a technological lead over competitors;

•	reducing component and final product costs compared to market prices available to competitors;

•	ensuring access to critical components, enabling us to better meet customer demands;

•	controlling performance, quality and consistency;

•	enabling rapid development and deployment of new products and technologies;

•	short lead times for customer deliveries; and

•	limiting the spread our trade secrets.
Our vertically integrated manufacturing operations include optical preform making, specialty fiber drawing, semiconductor wafer growth, diode processing and packaging, specialty optical component manufacturing, fiber block and fiber module assembly for different power units, circuit board, software and electronics development and production, machining of metal parts and casings, final assembly, as well as testing, tool manufacturing and automated production systems that we use in our own manufacturing processes. Over the last several years, we added additional production capabilities, including four multi-wafer growth reactors, diode test stations, fiber pre-form and fiber drawing equipment and low, mid and high-power production and testing, in order to increase our capacity as well as reduce the risks associated with our production process.
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
We developed these proprietary components, manufacturing tools, equipment and techniques over many years in an effort to address the major issues that had been inhibiting the development of fiber laser technology and to provide products that differentiate us from our competitors. We believe that the proprietary components, manufacturing tools, equipment, techniques and software utilized in all of our product lines provide extensive barriers to potential competitors. Generally, we do not sell our proprietary components to third parties in significant quantities. Using our technology platform, we configure standard products based upon each customer’s specifications. Through our vertically integrated manufacturing operations, we believe that we can develop, test and produce new products and configurations with higher performance and reliability and in less time than by working with external vendors. We have developed proprietary testing methodologies that allow us to develop higher power components and products in short periods of time, enable us to introduce products to the market more quickly, capitalize on new opportunities and provide superior service to our customers.
Our in-house manufacturing generally includes only those operations and components that are critical to the protection of our intellectual property, the reduction of our costs or the achievement of performance and quality standards. We purchase from vendors common and specialized mechanical, electrical and optical parts and raw materials.
Research and Development
We have extensive research and development experience in laser materials, fiber, optoelectronic and optomechanical components. We have assembled a team of scientists and engineers with specialized experience and extensive knowledge in fiber lasers and amplifiers, materials science, optics, critical components, testing and manufacturing process design.
We focus our research and development efforts on designing and introducing new and improved standard and customized products and complementary products, and the mass production of components for our products. In addition to our cladding-pumped specialty fiber platform, we have core competencies in high-power multi-mode and single-mode semiconductor laser diodes, diode packaging, specialty active and passive optical fibers, high-performance optical components, fiber gain blocks and fiber modules, as well as splicing and combining techniques and high-stress test methods. Our research and development efforts are aided by our vertical integration and our proprietary high-stress testing techniques that result in accelerated development cycles. The strategy of developing our proprietary components has allowed us to leverage our optical experience and large volume requirements to lower the cost of our products. We concentrate our research and development efforts on advancements in performance as well as capacity to hold and produce higher optical power levels.
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
We incurred research and development costs of approximately $41.7 million, $31.4 million and $25.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. We expect to continue our commitment to research and development and to introduce new products, systems and complementary products that would allow us to maintain our competitive position. See Item 7, “Management’s Discussion and Analysis of Financial Condition of Results of Operations.”
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
We have increased our efforts to expand our patent portfolio globally. As of February 28, 2014, we have over 160 patents issued and over 250 pending patent applications worldwide relating principally to optical fiber lasers, amplifiers, bulk optics, semiconductors, and laser and telecommunications systems. With respect to the United States, we were issued 11patents and we filed 19 applications on new subject matter in 2013. In February 2008, we purchased a portfolio of photonics patents from British Telecommunications plc in the fields of optical fiber lasers and amplifiers, semiconductor devices, integrated optics, fiber gratings, high-speed systems and optical networking. Intellectual property rights, including those that we own, those that we license and those of others, involve significant risks. See Item 1A, “Risk Factors-Our Inability to Protect Our Intellectual Property and Proprietary Technologies Could Result in the Unauthorized Use of Our Technologies by Third Parties, Hurt Our Competitive Position and Adversely Affect Our Operating Results.”
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
Some of our competitors are larger than we are and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do.
Employees
As of December 31, 2013, we had approximately 2,800 full-time employees, including 270 in research and development, 2,200 in manufacturing operations, 120 in sales, service and marketing, and 210 in general and administrative functions. Of our total full-time employees at our principal facilities, approximately 930 were in the United States, 770 were in Germany, 760 were in Russia and 100 were in China. We have never experienced a work stoppage and none of our employees is subject to a collective bargaining agreement. We believe that our current relations with our employees are good.
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
Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers in the materials processing market, which includes general manufacturing, automotive, aerospace, other transportation, heavy industry, electronics and photovoltaic industries. Approximately 94% of our revenues in 2013 were from customers in the materials processing market. Although applications in this market are broad, sales for these applications are cyclical and have historically experienced sudden and severe downturns and periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. For example, our sales decreased by 25% in the materials processing market in 2009 as a result of the global economic recession. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in these industries or markets, which, in turn, depend upon the demand for their products or services. Decreased demand for products and services from customers for these applications during an economic downturn may lead to decreased demand for our products, which would reduce our sales and margins. We may not be able to respond by decreasing our expenses quickly enough, due in part, to our fixed overhead structure related to our vertically integrated operations and our commitments to continuing investment in research and development.
Uncertainty and adverse changes in the general economic conditions of markets in which we participate negatively affect our business.
Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the materials processing, telecommunications, advanced and medical markets and applications in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the markets and applications we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. Our sales have benefited in 2013, 2012 and 2011 from our increased sales of mid and high-power lasers to end users in China. A slowing of economic growth, or a recession in China, would slow our growth rates or may result in a decrease in our sales. Adverse changes have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our lasers and amplifiers, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products. A prolonged economic downturn could have a material adverse effect on our business, financial condition and results of operations.
Our sales growth depends upon our ability to penetrate new applications for fiber lasers and increase our market share in existing applications.
Our level of sales will depend on our ability to generate sales of fiber lasers in applications where conventional lasers, such as CO2 and YAG lasers, have been used or in new and developing markets and applications for lasers where they have not been used previously. To date, a significant portion of our revenue growth has been derived from sales of fiber lasers primarily for applications where CO2 and YAG lasers historically have been used. In order to maintain or increase market demand for our fiber laser products, we will need to devote substantial resources to:

•	demonstrate the effectiveness of fiber lasers in new applications;

•	extend our product line to address different applications than our current products;

•	increase our direct and indirect sales efforts;

•	effectively service and support our installed product base on a global basis; and

•	continue to reduce our manufacturing costs and enhance our competitive position.
If we are unable to implement our strategy to develop new applications for our products or develop new products, our revenues, operating results and financial condition could be adversely affected. We cannot assure you that we will be able to successfully implement our business strategy in part or whole. In addition, any newly developed or enhanced products may not achieve market acceptance or may be rendered obsolete or less competitive by the introduction of new products by other companies.

If fiber lasers do not achieve broader market acceptance or if market penetration occurs more slowly than we expect, sales and profitability may be negatively impacted.
Fiber lasers are relatively new when compared to conventional lasers and our future success depends on the development and broader acceptance of fiber lasers. Potential customers may be reluctant to adopt fiber lasers as an alternative to conventional lasers, such as CO2 and YAG, and non-laser methods, such as mechanical tools. Such potential customers may have substantial investments and know-how related to their existing laser and non-laser technologies, and may perceive risks relating to the reliability, quality, usefulness and profitability of integrating of fiber lasers in their systems when compared to other laser or non-laser technologies available in the market or that they manufacture themselves. Many of our target markets, such as the automotive, machine tool and other manufacturing, communications and medical industries, have historically adopted new technologies slowly. These markets often require long test and qualification periods or lengthy government approval processes before adopting new technologies. As a result, we may expend significant resources and time to qualify our products for a new customer application, and we cannot assure that our products will be qualified or approved for such markets. If acceptance of fiber laser technology and of our fiber lasers in particular does not continue to grow within the markets that we serve, then the opportunities to maintain or increase our revenues and profitability may be severely limited.
Our vertically integrated business results in high levels of fixed costs and inventory levels that may adversely impact our gross profits and our operating results in the event that demand for our products declines or we maintain excess inventory levels.
We have a high fixed cost base due to our vertically integrated business model, including the fact that approximately 79% of our approximately 2,800 employees as of December 31, 2013 were employed in our manufacturing operations. We may not adjust these fixed costs quickly enough to adapt to rapidly changing market conditions. Our gross profit, in absolute dollars and as a percentage of net sales, is impacted by our sales volume, the corresponding absorption of fixed manufacturing overhead expenses and manufacturing yields. In addition, because we are a vertically integrated manufacturer and design and manufacture our key specialty components, insufficient demand for our products may subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to expected demand, we may need to record write-downs for excess or obsolete inventory. Because we are vertically integrated, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. Changes in our level of inventory lead to an increase in cash generated from our operations when inventory is sold or a decrease in cash generated from our operations at times when the amount of inventory increases.
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
To maintain our competitive position as the leading developer and manufacturer of fiber lasers and to meet anticipated demand for our products, we invest significantly in the expansion of our manufacturing and operations throughout the world and may do so in the future. We incurred in the past and will incur in the future significant costs associated with the acquisition, build-out and preparation of our facilities. We had capital expenditures of $70.9 million and $68.2 million in 2013 and 2012, respectively, and we expect to incur approximately $70 million in capital expenditures, excluding acquisitions, in 2014. In connection with these projects, we may incur cost overruns, construction delays, labor difficulties or regulatory issues which could cause our capital expenditures to be higher than what we currently anticipate, possibly by a material amount, which would in turn adversely impact our operating results. Moreover, we may experience higher costs due to yield loss, production inefficiencies and equipment problems until any operational issues associated with the opening of new manufacturing facilities are resolved.
The markets for our products are highly competitive and increased competition could increase our costs, reduce our sales or cause us to lose market share.
The industries in which we operate are characterized by significant price and technological competition. Our fiber laser and amplifier products compete with conventional laser technologies and amplifier products offered by several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do. Also, we compete with widely used non-laser production methods, such as water-jet cutting and resistance welding. We believe that competition will be particularly intense from makers of CO2, YAG, disc and direct diode lasers, as these makers of conventional solutions may lower prices to maintain current market share and have committed significant research and development resources to pursue opportunities related to these technologies.
In addition, we face competition from a growing number of fiber laser makers, including Rofin-Sinar Technologies, Inc., Trumpf GmbH + Co. KG, GSI Group Inc., Coherent Inc., Hypertherm, Inc., Newport Corporation, The Furukawa Electric Co., Ltd., Keopsys SA, Mitsubishi Cable Industries, Ltd., Miyachi Unitek Corporation, Raycus Fiber Laser Technologies Co. Ltd., Maxphotonics Co., Ltd. and JDS Uniphase Corporation. Competition from other fiber laser makers has increased and some have introduced fiber lasers or announced plans to introduce fiber lasers that compete with our products. We may not be able to successfully differentiate our current and proposed products from our competitors’ products and current or prospective customers may not consider our products to be superior to competitors’ products. To maintain our competitive position, we believe that we will be required to continue a high level of investment in research and development, application development and customer service and support, and to react to market pricing conditions. We may not have sufficient resources to continue to make these investments and we may not be able to make the technological advances or price adjustments necessary to maintain our competitive position. In addition, there are no assurances that our investments in research and development, application development and customer service and support will be successful. We also compete against our OEM customers’ internal production of competitive laser and amplifier technologies.
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
We have experienced, and expect to continue to experience, fluctuations in our quarterly operating results. We believe that fluctuations in quarterly results may cause the market price of our common stock to fluctuate, perhaps substantially. Factors which may have an influence on our operating results in a particular quarter include:

•	the increase, decrease, cancellation or rescheduling of significant customer orders;

•	the timing of revenue recognition based on the installation or acceptance of certain products shipped to our customers;

•	seasonality attributable to different purchasing patterns and levels of activity throughout the year in the areas where we operate;

•	the timing of customer qualification of our products and commencement of volume sales of systems that include our products;

•	our ability to obtain export licenses for our products on a timely basis or at all;

•	the rate at which our present and future customers and end users adopt our technologies;

•	the gain or loss of a key customer;

•	product or customer mix;

•	competitive pricing pressures;

•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	our ability to manage our inventory levels and any provisions for excess or obsolete inventory;

•	our ability to collect outstanding accounts receivable balances;

•	the incurrence of expenses to develop and improve application and support capabilities, the benefits of which may not be realized until future periods, if at all;

•	different capital expenditure and budget cycles for our customers, which affect the timing of their spending;

•	foreign currency fluctuations; and

•	our ability to control expenses.
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
We generally do not enter into long-term agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules and, in some cases, orders may be canceled or delayed without significant penalty. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. In addition, due to the absence of long-term volume purchase agreements, we forecast our revenues and plan our production and inventory levels based upon the demand forecasts of our OEM customers, end users and distributors, which are highly unpredictable and can fluctuate substantially. This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. In addition, provisions have been recorded as a result of changes in market prices of certain components, the value of those inventories that was realizable through finished product sales due to declines in certain end-market demand and uncertainties related to the recoverability of the value of inventories due to technological and product changes, and excess quantities. In this regard, we recorded provisions for slow-moving, obsolete or excess inventory totaling $15.1 million, $8.2 million and $6.1 million in 2013, 2012 and 2011, respectively. If our OEM customers, end users or distributors fail to accurately forecast the demand for our products, fail to accurately forecast the timing of such demand, or are unable to consistently negotiate acceptable purchase order terms with customers, our results of operations may be adversely affected.
We may pursue acquisitions and investments in new businesses, products, patents or technologies. These may involve risks which could disrupt our business and may harm our financial results and condition.
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
Our future success is substantially dependent on the continued service of our executive officers, particularly our founder and chief executive officer, Dr. Valentin P. Gapontsev, age 75, and the managing director of our German subsidiary IPG Laser

GmbH and Senior Vice-President, Europe, Dr. Eugene Scherbakov, age 66, our highly trained team of scientists, many of whom have numerous years of experience and specialized expertise in optical fibers, semiconductors and optical component technology, and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may leave, which could harm our business. The members of our scientific staff who are expected to make significant individual contributions to our business are also members of our executive management team as disclosed under Item 10, “Directors, Executive Officers and Corporate Governance” below. Furthermore, our business requires scientists and engineers with experience in several disciplines, including physics, optics, materials sciences, chemistry and electronics. We will need to continue to recruit and retain highly skilled scientists and engineers for certain functions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled research and development, managerial, operations, sales, marketing and customer service personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to extend and maintain our scientific expertise and grow our business could suffer significantly.
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
We were named a defendant in an action by a former consultant filed in August 2013 in the United States District Court for the District of Massachusetts. The plaintiff alleges in his complaint that we misappropriated certain trade secrets from him relating to beam couplers and beam switches in connection with a consulting relationship, that we engaged in unfair trade practices and that he should be identified as an inventor on a patent owned by us. He seeks damages in an unspecified amount, double damages for misappropriation of trade secrets, treble damages for unfair trade practices and correction of inventorship on one patent. We have not answered the complaint. Although we intend to vigorously contest the claims against us, we cannot predict the outcome of the proceeding.
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
We rely exclusively on our own production capabilities to manufacture certain of our key components, such as semiconductor diodes, specialty optical fibers and optical components. We do not have redundant production lines for some of our components, such as our diodes, specialty optical fibers and some other components, which are made at a single manufacturing facility. These are not readily available from other sources at our current costs. If our manufacturing activities were obstructed or hampered significantly, it could take a considerable length of time, or it could increase our costs, for us to resume manufacturing or find alternative sources of supply. Many of the tools and equipment we use are custom-designed, and it could take a significant period of time to repair or replace them. Our three major manufacturing facilities are located in Oxford, Massachusetts; Burbach, Germany; and Fryazino, Russia. Despite our efforts to mitigate the impact of any flood, fire, natural disaster, political unrest, act of terrorism, war, outbreak of disease or other similar event, our business could be adversely affected to the extent that we do not have redundant production capabilities if any of our three major manufacturing facilities or equipment should become inoperable, inaccessible, damaged or destroyed.
Also, we purchase certain raw materials used to manufacture our products and other components, such as semiconductor wafer substrates, diode packages, modulators, micro-optics, bulk optics and high-power beam delivery products, from single or limited-source suppliers. We typically purchase our components and materials through purchase orders or agreed-upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. These suppliers are relatively small private companies that may discontinue their operations at any time and may be particularly susceptible to prevailing economic conditions. Some of our suppliers are also our competitors. Some of our suppliers may not be able to meet demand from our growing business or because of global demand for their components. As a result, we experienced and may in the future experience longer lead times or delays in fulfillment of our orders. Furthermore, other than our current suppliers, there are a limited number of entities from whom we could obtain these supplies. We do not anticipate that we would be able to purchase these components or raw materials that we require in a short period of time or at the same cost from other sources in commercial quantities or that have our required performance specifications. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, could adversely affect our business. If our suppliers face financial or other difficulties, if our suppliers do not maintain sufficient inventory on hand or if there are significant changes in demand for the components and materials we obtain from them, they could limit the availability of these components and materials to us, which in turn could adversely affect our business.
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
We rely on a few customers for a significant portion of our sales. In the aggregate, our top five customers accounted for 21%, 16% and 17% of our consolidated net sales in 2013, 2012 and 2011, respectively. Our largest customer is located in China and accounted for 11%, 7% and 8% of sales in 2013, 2012 and 2011, respectively. We generally do not enter into agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be adversely affected.
We depend on our OEM customers and system integrators and their ability to incorporate our products into their systems.
Our sales depend in part on our ability to maintain existing and secure new OEM customers. Our revenues also depend in part upon the ability of our current and potential OEM customers and system integrators to develop and sell systems that incorporate our laser and amplifier products. The commercial success of these systems depends to a substantial degree on the efforts of these OEM customers and system integrators to develop and market products that incorporate our technologies. Relationships and experience with traditional laser makers, limited marketing resources, reluctance to invest in research and development and other factors affecting these OEM customers and third-party system integrators could have a substantial impact upon our financial results. If OEM customers or integrators are not able to adapt existing tools or develop new systems to take advantage of the features and benefits of fiber lasers or if they perceive us to be an actual or potential competitor, then the opportunities to increase our revenues and profitability may be severely limited or delayed. Furthermore, if our OEM customers or third-party system integrators experience financial or other difficulties that adversely affect their operations, our financial condition or results of operations may also be adversely affected.
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

•
political, legal and economic instability, foreign conflicts, labor unrest and the impact of regional and global infectious illnesses in the countries in which we and our customers, suppliers, manufacturers and subcontractors are located;

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
We are subject to risks of doing business in Russia through our subsidiary, NTO IRE-Polus, which provides components and test equipment to us and sells finished fiber devices to customers in Russia and neighboring countries. Further, almost 30% of our sales are to customers in China. The results of our operations, business prospects and facilities in these two countries are subject to the economic and political environment in Russia and China. In recent years, both countries have undergone substantial political, economic and social change. As is typical of an emerging economy, neither China nor Russia possesses a well-developed business, financial, legal and regulatory infrastructure that would generally exist in a more mature free market economy. In addition, tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. The future economic direction of these two emerging market countries remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. Our failure to manage the risks associated with our operations in Russia and China and our other existing and potential future international business operations could have a material adverse effect upon our results of operations.
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
We conduct our business and incur costs in the local currency of most countries in which we operate. In 2013, our net sales outside the United States represented a substantial majority of our total sales. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it operates. Changes in exchange rates can also affect our results of operations by changing the U.S. dollar value of sales and expenses denominated in foreign currencies. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency transaction or translation risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers, which may have an adverse effect on our financial condition, cash flows and profitability.
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
The manufacture of semiconductor diodes and the packaging of them is a highly complex process. Manufacturers often encounter difficulties in achieving acceptable product yields from diode and packaging operations. We have from time to time experienced lower than anticipated manufacturing yields for our diodes and packaged diodes. This occurs during the production of new designs and the installation and start-up of new process technologies and new equipment. If we do not achieve planned yields, our product costs could increase resulting in lower gross margins, and key component availability would decrease.
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
Difficulties with our information technology systems could harm our business and results of operation. If our network security measures are breached and unauthorized access is obtained to our technology or data or customer data, we may incur significant legal and financial exposure and liabilities.
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
As part of our day-to-day business, we store our data and certain data about our customers in our information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data or technology, including information regarding our customers, such security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, employee information or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.
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
Sales of a substantial number of shares of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. As of December 31, 2013, we had 51,930,978 shares of common stock outstanding and 2,699,897 shares subject to outstanding options. We have registered all shares of common stock that we may issue under our stock option plans and our employee stock ownership plan. In addition, all of the unregistered shares of our common stock are now eligible for sale under Rule 144 or Rule 701 under the Securities Act. As these shares are issued, they may be freely sold in the public market subject, in the case of any awards under our stock-based compensation plans, to applicable vesting requirements.
We currently have the ability to file a registration statement and immediately offer and sell common stock, preferred stock, warrants, debt and convertible securities because of our current status a well-known seasoned issuer. In the future, we may issue additional options, warrants or other securities convertible into our common stock. Sales of substantial amounts of shares of our common stock or other securities under any future registration statement that we may file covering newly issued shares or shares held by affiliates or others could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

Dr. Valentin P. Gapontsev, our Chairman and Chief Executive Officer, and three trusts he created collectively control approximately 34% of our voting power and have a significant influence on the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.
Dr. Valentin P. Gapontsev, our Chairman and Chief Executive Officer, and IP Fibre Devices (UK) Ltd. (IPFD), of which Dr. Gapontsev is the managing director, together with three trusts he created beneficially own approximately 34% of our common stock. Trustees of the trusts are officers or employees of the Company.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our main facilities at December 31, 2013 include the following:

Location	Owned or Leased	Lease Expiration	Approximate Size (sq. ft.)	Primary Activity
Oxford, Massachusetts	Owned	—	365,000	Diodes, components, complete device manufacturing, administration
Burbach, Germany	Owned	—	251,000	Optical fiber, components, final assembly, complete device manufacturing, administration
Fryazino, Russia	Leased	July 2016	79,000	Components, complete device
	Owned		260,000	Manufacturing, administration
Manchester, New Hampshire	Leased	December 2016	63,000	Components, complete device manufacturing, administration
Mountain View, California	Leased	February 2014	10,000	Components, complete device manufacturing, administration
Beijing, China	Owned	—	35,000	Administration, service
	Leased	January 2019	23,800	Service
	Leased	March 2014	12,800	Administration, service
Shanghai, China	Leased	April 2016	19,250	Administration, service
Cerro Maggiore, Italy	Owned	—	33,000	Complete device manufacturing, administration
Daejeon, South Korea	Owned	—	24,000	Administration, service
Novi, Michigan	Owned	—	16,000	Administration, service
Yokohama, Japan	Owned	—	11,000	Administration, service
Chubu, Japan	Owned	—	10,000	Administration, service
Total sq.ft. occupied:			1,212,850
We maintain our corporate headquarters in Oxford, Massachusetts, and conduct our major research and development activities in Oxford, Massachusetts, Burbach, Germany and Fryazino, Russia. We operate four manufacturing facilities for lasers, amplifiers and components, which are located in the United States, Germany, Russia and Italy. We also manufacture laser systems in the United States, Germany, Russia and India. We are committed to meeting internationally recognized manufacturing standards. Our facilities in the United States and Germany are ISO 9001 certified and we have ISO certification in Russia for specific products. In addition, research and development are also conducted at our facilities in Manchester, New Hampshire, Birmingham, Alabama, Mountain View, California and Marlborough, Massachusetts. We have sales personnel at each of our manufacturing facilities, and at offices in Novi, Michigan; Santa Clara, California; London, England; Illkirch, France; Bangalore, India; Beijing, China; Istanbul; Turkey; Singapore; Barcelona, Spain and Gliwice, Poland.
We plan to continue our expansion of our operations in Russia, Germany and the United States to meet the demand for our products and our sales and support needs. We believe that we will be able to obtain additional land or commercial space as needed. The additional expansion for Russia, Germany and the United States will provide an approximately additional 228,000 square feet, 25,000 square feet, and 34,000 square feet (excludes building and land purchases in 2014 for our California and Alabama locations), respectively once these additions are completed and occupied. With the amount occupied as of December 31, 2013, once all expansions are completed in 2014, we will have approximately 1.5 million square feet of occupied space to continue to execute on our planned strategies.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are party to various legal claims and legal proceedings and other disputes incidental to our business, such as employment, intellectual property or product issues. In an action by a former consultant filed August 2013 in the United States District Court for the District of Massachusetts, the Company was named a defendant. The plaintiff alleges in his complaint that the Company misappropriated certain trade secrets from him relating to beam couplers and beam switches in connection with a consulting relationship, that the Company engaged in unfair trade practices and that he should be identified as an inventor on a patent owned by the Company. He seeks damages in an unspecified amount, double damages for misappropriation of trade secrets, treble damages for unfair trade practices and correction of inventorship on one patent. Although we intend to vigorously contest the claims against us, we cannot predict the outcome of the proceeding.

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

	Common Stock Price Range
	High	Low
First Quarter ended March 31, 2012	$61.18	$34.67
Second Quarter ended June 30, 2012	$57.51	$37.58
Third Quarter ended September 30, 2012	$65.77	$39.19
Fourth Quarter ended December 31, 2012	$67.00	$51.34
First Quarter ended March 31, 2013	$70.11	$56.89
Second Quarter ended June 30, 2013	$67.24	$54.32
Third Quarter ended September 30, 2013	$67.81	$53.28
Fourth Quarter ended December 31, 2013	$79.00	$56.44
As of February 25, 2014, there were 51,954,978 shares of our common stock outstanding held by approximately 46 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
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

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG THE COMPANY, THE NASDAQ COMPOSITE INDEX AND S&P 500
TECHNOLOGY SECTOR INDEX

	5-Year Cumulative Total Return
	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
IPG Photonics Corporation	$100.00	$126.93	$239.91	$256.98	$505.69	$588.85
Nasdaq Composite (U.S. & Foreign)	$100.00	$143.89	$168.22	$165.19	$191.47	$264.84
S&P 500 Technology Sector Index	$100.00	$148.38	$162.58	$164.64	$186.27	$230.40
The above graph represents and compares the value, through December 31, 2013, of a hypothetical investment of $100 made at the closing price on December 31, 2008 in each of (i) our common stock, (ii) the NASDAQ Composite Stock Index and (iii) the S&P 500 Technology Sector Index, in each case assuming the reinvestment of dividends. The stock price performance shown in this graph is not necessarily indicative of, and not is intended to suggest, future stock price performance.
Dividends
We declared and paid a special cash dividend on our capital stock in December 2012 of $33.4 million or $0.65 per share. We anticipate that we will retain future earnings to support operations, fund acquisitions and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account any business conditions, any contractual and legal restrictions on our payment of dividends, and our financial condition, operating results, cash needs, growth plans and other factors. In addition, current agreements with certain of our lenders contain, and future loan agreements may contain, restrictive covenants that generally prohibit us from paying cash dividends, making any distribution on any class of stock or making stock repurchases.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities during the past three years.

Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 — January 31, 2013	—	(1)	$—	$—	$—
February 1, 2013 — February 28, 2013	—	(1)	—	—	—
March 1, 2013 — March 31, 2013	48	(1)	60.11	—	—
April 1, 2013 — April 30, 2013	55	(1)	66.41	—	—
May 1, 2013 — May 31, 2013	—	(1)	—	—	—
June 1, 2013 — June 30, 2013	89	(1)	59.30	—	—
July 1, 2013 — July 31, 2013	55	(1)	60.73	—	—
August 1, 2013 — August 31, 2013	—	(1)	—	—	—
September 1, 2013 — September 30, 2013	75	(1)	53.76	—	—
October 1, 2013 — October 31, 2013	55	(1)	56.35	—	—
November 1, 2013 — November 30, 2013	—	(1)	—	—	—
December 1, 2013 — December 31, 2013	77	(1)	72.52	—	—
Total	454		$61.39	$—	$—

(1)
In 2012, our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the “withhold to cover” method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld in 2013.

Information Regarding Equity Compensation Plans
The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2013:
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	2,699,897	$38.00	5,949,410
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	2,699,897		5,949,410
ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, is derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2011, 2010 and 2009, and for the years ended December 31, 2010 and 2009, is derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results for any future period.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$648,034	$562,528	$474,482	$299,256	$185,894
Cost of sales	308,136	257,801	217,227	152,798	121,626
Gross profit	339,898	304,727	257,255	146,458	64,268
Operating expenses:
Sales and marketing	26,692	23,845	21,731	19,100	15,157
Research and development	41,660	31,401	25,422	19,160	18,543
General and administrative	50,863	39,231	37,442	28,645	20,489
Loss (gain) on foreign exchange	2,536	1,362	(2,862)	(848)	1,022
Total operating expenses	121,751	95,839	81,733	66,057	55,211
Operating income	218,147	208,888	175,522	80,401	9,057
Interest (expense) income, net	(1)	319	(681)	(1,188)	(1,252)
Other income (expense), net	155	8	(257)	39	(36)
Income before provision for income taxes	218,301	209,215	174,584	79,252	7,769
Provision for income taxes	(62,521)	(61,471)	(53,575)	(24,900)	(2,485)
Net income	155,780	147,744	121,009	54,352	5,284
Less: Net income (loss) attributable to noncontrolling interests	—	2,740	3,250	361	(135)
Net income attributable to IPG Photonics
Corporation	155,780	145,004	117,759	53,991	5,419
Net income attributable to common shareholders	$155,780	$145,004	$117,759	$53,991	$5,419
Net income per share:
Basic	$3.02	$2.87	$2.48	$1.16	$0.12
Diluted	$2.97	$2.81	$2.41	$1.13	$0.12
Weighted-average shares outstanding:
Basic	51,548	50,477	47,365	46,424	45,489
Diluted	52,375	51,536	48,685	47,594	46,595
Dividends per common share	$—	$0.65	$—	$—	$—

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$448,776	$384,053	$180,234	$147,860	$82,920
Short-term investments	—	—	25,451	—	—
Working capital, excluding cash and cash equivalents and short-term investments	237,488	155,451	135,060	70,171	61,163
Total assets	1,061,216	895,498	608,132	441,855	312,636
Revolving line-of-credit facilities	3,296	2,442	7,057	6,841	6,007
Long-term debt, including current portion	12,666	15,519	17,339	16,977	18,000
Redeemable noncontrolling interests	—	—	46,123	24,903	—
IPG Photonics Corporation stockholders’ equity	927,969	742,927	443,323	316,600	256,430
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
We are vertically integrated such that we design and manufacture most of our key components used in our finished products, from semiconductor diodes to optical fiber preforms, finished fiber lasers and amplifiers. We also manufacture certain complementary products used with our lasers, including optical delivery cables, fiber couplers, beam switches, optical processing heads and chillers. In addition, we offer laser-based systems for certain markets and applications.
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
Research and development. Our research and development expense consists primarily of compensation, development expenses related to the design of our products and certain components, the cost of materials and components to build prototype devices for testing and facilities costs. Costs related to product development are recorded as research and development expenses in the period in which they are incurred.

General and administrative. Our general and administrative expense consists primarily of compensation and associated costs for executive management, finance, legal and other administrative personnel, outside legal and professional fees, insurance premiums and fees, allocated facilities costs and other corporate expenses such as charges and benefits related to the change in allowance for doubtful debt.
Factors and Trends That Affect Our Operations and Financial Results
In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.
Net sales. Our net sales grew from $185.9 million in 2009 to $648.0 million in 2013, representing a compound annual growth rate of approximately 37%. Net sales growth was driven by (i) increasing demand for our products, fueled by their superior performance and decreasing average cost per watt of output power which has resulted in a substantial improvement in their cost competitiveness compared to traditional lasers, (ii) the introduction of new products, including our high-power lasers with higher output power levels, (iii) the growing market acceptance of fiber lasers and (iv) the development of new applications for our products and new OEM customer relationships. Our annual revenue growth rates have varied. Net sales increased by 15%, 19%, 59% and 61% in 2013, 2012, 2011 and 2010, respectively. However in 2009, our net sales decreased by 19%, primarily due to the global economic downturn.
Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 94% of our revenues in 2013 were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers for materials processing and will be subject to the broader fluctuations of capital equipment spending.
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
Gross margin. Our total gross margin in any period can be significantly affected by total net sales in any period, by product mix, that is, the percentage of our revenue in the period that is attributable to higher or lower-power products and the mix of sales between laser and amplifier sources and complete systems, by sales mix between OEM customers who purchase devices from us in high unit volumes and other customers, by mix of sales in different geographies and by other factors, some of which are not under our control.
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
The mix of sales between OEM customers and other customers can affect gross margin because we provide sales price discounts on products based on the number of units ordered. As the number of OEM customers increases and the number of units ordered increases, the average sales price per unit will be reduced. We expect that the impact of reduced sales price per unit will be offset by the manufacturing efficiency provided by high unit volume orders, but the timing and extent of achieving these efficiencies may not always match the mix of sales in any given time period or be realized at all.
We invested $70.9 million, $68.2 million and $53.0 million in capital expenditures in 2013, 2012 and 2011, respectively. Most of this investment relates to expansion of our manufacturing capacity.
A high proportion of our costs is fixed so they are generally difficult or slow to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. If we expand capacity faster than is required by sales growth, gross margins could be negatively affected. Gross margins generally decline if production volumes are lower as a result of a decrease in sales or a reduction in inventory because the absorption of fixed manufacturing costs will be reduced. Gross margins generally improve when the opposite occurs. If both sales and inventory decrease in the same period, the decline in gross margin may be greater if we cannot reduce fixed costs or choose not to reduce fixed costs to match the decrease in the level of production. If we experience a decline in sales that reduces absorption of our fixed costs, or if we have production issues, our gross margins will be negatively affected.
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $15.1 million, $8.2 million and $6.1 million in 2013, 2012 and 2011, respectively.
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
General and administrative expense. We expect our general and administrative expenses to increase as we continue to invest in systems and resources in management, finance, legal, information technology, human resources and administration to support our worldwide operations. Legal expenses vary from quarter to quarter based primarily upon the level of litigation and transaction activities.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 21%, 16% and 17% in 2013, 2012 and 2011. In 2013, sales to our largest customer accounted for 11% of our net sales. No customer accounted for more than 10% of sales in 2012 or 2011. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
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
Revenue Recognition.    We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605. Revenue from orders with multiple deliverables is divided into separate units of accounting when certain criteria are met. These separate units generally consist of equipment and installation. The consideration for the arrangement is then allocated to the separate units of accounting based on their relative selling prices. The selling price of equipment is based on vendor-specific objective evidence and the selling price of installation is based on third-party evidence. Applicable revenue recognition criteria are then applied separately for each separate unit of accounting. Revenue for laser and amplifier sources generally is recognized upon the transfer of ownership which is typically at the time of shipment. Installation revenue is recognized upon completion of the installation service which typically occurs within 30 to 90 days of delivery. Revenue for laser and amplifier sources generally is recognized upon the transfer of ownership which is typically at the time of shipment. Installation revenue is recognized upon completion of the installation service which typically occurs within 30 to 90 days of delivery. For laser systems, which may carry customer specific processing requirements, revenue is recognized at the latter of customer acceptance date or shipment date if the customer acceptance is made prior to shipment.

Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return generally are not included in sales arrangements.
Accounts Receivable and Allowance for Doubtful Accounts.    Accounts Receivable include $17.7 million and $8.5 million of bank acceptance drafts at December 31, 2013 and 2012, respectively. Bank acceptance drafts are bank guarantees of payment on specified dates. The maturity of these bank acceptance drafts is less than 90 days. We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.
Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. We maintain a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory. The reserve is based upon a review of inventory materials on hand, which we compare with historic usage, estimated future usage and age. In addition, we review the inventory and compare recorded costs with estimates of current market value. Write-downs are recorded to reduce the carrying value to the net realizable value with respect to any part with costs in excess of current market value. Estimating demand and current market values is inherently difficult, particularly given that we make highly specialized components and products. We determine the valuation of excess and obsolete inventory by making our best estimate considering the current quantities of inventory on hand and our forecast of the need for this inventory to support future sales of our products. We often have limited information on which to base our forecasts. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation. We recorded inventory provision for excess or obsolete inventory of $15.1 million, $8.2 million and $6.1 million in 2013, 2012 and 2011, respectively.
Warranty.    We maintain an accrual for warranty claims for units sold that are subject to warranty. We estimate this accrual considering past claims experience, the number of units still carrying warranty coverage and the average life of the remaining warranty period.
Stock-based compensation.    Stock-based compensation is included in the following financial statement captions as follows:

	Year Ended December 31,
	2013	2012	2011
Cost of sales	$3,187	$2,184	$1,731
Sales and marketing	1,195	1,052	1,503
Research and development	1,929	1,327	1,036
General and administrative	5,409	4,002	3,778
Total stock-based compensation	11,720	8,565	8,048
Tax benefit recognized	(3,784)	(2,629)	(2,551)
Net stock-based compensation	$7,936	$5,936	$5,497
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

	Year Ended December 31,
	2013	2012	2011
Expected term	4.4-6.3 years	4.0-6.6 years	3.4-6.9 years
Volatility	51%-54%	49%-56%	46%-56%
Risk-free rate of return	0.74%-1.32%	0.59%-1.23%	0.48%-2.82%
Dividend yield	0.25%	—%	—%
Forfeiture rate	0%-5.97%	0%-6.1%	0%-6.26%

As stock-based compensation expense recorded in our statements of operations is based on options ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from the estimates.
We have offered an employee stock purchase plan covering our U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee’s compensation. Compensation expense related to the employee stock purchase plan for the years ended 2013, 2012 and 2011, was approximately $0.5 million, $0.5 million and $0.4 million, respectively.
Income Taxes and Deferred Taxes.    Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate.
We file federal and state income tax returns in the United States and tax returns in numerous international jurisdictions. We must estimate our income tax expense after considering, among other factors, if inter-company transactions have been made on an arm’s length basis, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. As we continue to expand globally, there is a risk that, due to complexity within and diversity among the various jurisdictions in which we do business, a governmental agency may disagree with the manner in which we have computed our taxes. Additionally, due to the lack of uniformity among all of the foreign and domestic taxing authorities, there may be situations where the tax treatment of an item in one jurisdiction is different from the tax treatment in another jurisdiction or that the transaction causes a tax liability to arise in another jurisdiction.
Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as “temporary differences.” The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. At December 31, 2013, we recorded a net deferred tax asset of $10.2 million. If insufficient evidence of our ability to generate future taxable income arises, we may be required to record a valuation allowance against these assets, which will result in additional income tax expense. On a quarterly basis, we evaluate whether the deferred tax assets may be realized in the future and assess the need for a valuation allowance.
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
We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves recorded are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is “more likely than not” to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. At December 31, 2013, we had unrecognized tax benefits of approximately $6.5 million that, if recognized, would be recorded as a reduction in income tax expense.
At December 31, 2013, we had $251.5 million of cash in the United States and the remainder of $197.3 million at foreign locations. Cash outside of the United States is intended to fund working capital and business expansion outside the United States.

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated in dollar amounts and expressed as a percentage of net sales.

	Year Ended December 31,
	2013		2012		2011
	(In thousands, except percentages and per share data)
Net sales	$648,034	100.0%	$562,528	100.0%	$474,482	100.0%
Cost of sales	308,136	47.5	257,801	45.8	217,227	45.8
Gross profit	339,898	52.5	304,727	54.2	257,255	54.2
Operating expenses:
Sales and marketing	26,692	4.1	23,845	4.2	21,731	4.6
Research and development	41,660	6.4	31,401	5.6	25,422	5.4
General and administrative	50,863	7.8	39,231	7.0	37,442	7.9
Loss (gain) on foreign exchange	2,536	0.4	1,362	0.2	(2,862)	(0.6)
Total operating expenses	121,751	18.8	95,839	17.0	81,733	17.2
Operating income	218,147	33.7	208,888	37.1	175,522	37.0
Interest (expense) income, net	(1)	—	319	0.1	(681)	(0.1)
Other income (expense), net	155	—	8	—	(257)	(0.1)
Income before provision for income taxes	218,301	33.7	209,215	37.2	174,584	36.8
Provision for income taxes	(62,521)	(9.6)	(61,471)	(10.9)	(53,575)	(11.3)
Net income	155,780	24.0	147,744	26.3	121,009	25.5
Less: Net income attributable to noncontrolling interests	—	—	2,740	0.5	3,250	0.7
Net income attributable to IPG Photonics Corporation	$155,780	24.0%	$145,004	25.8%	$117,759	24.8%
Net income attributable to IPG Photonics Corporation per share:
Basic	$3.02		$2.87		$2.48
Diluted	$2.97		$2.81		$2.41
Weighted-average shares outstanding:
Basic	51,548		50,477		47,365
Diluted	52,375		51,536		48,685
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
Net sales. Net sales increased by $85.5 million, or 15.2%, to $648.0 million in 2013 from $562.5 million in 2012. The table below sets forth sales by application (in thousands, except for percentages):

	Year Ended December 31,
	2013		2012		Change
		% of Total		% of Total
Materials Processing	$608,702	93.9%	$492,013	87.5%	$116,689	23.7%
Other applications	39,332	6.1%	70,515	12.5%	(31,183)	(44.2)%
Total	$648,034	100.0%	$562,528	100.0%	$85,506	15.2%
Sales for materials processing applications increased primarily due to higher sales of high-power, medium-power and QCW lasers used in cutting and welding applications, offset by decreased sales of pulsed lasers used in marking and engraving applications. We continue to see increased acceptance of the advantages of fiber laser technology. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are gaining sales from gas laser systems. In addition, new welding processes using fiber lasers have been developed, increasing sales of lasers for this application, which are replacing traditional laser and non-laser welding technologies. We also increased sales of QCW lasers used for percussion drilling of holes in the aerospace industry as well as for cutting and welding thin sheet metal and cutting sapphire glass in consumer electronics applications as demand increased for these devices from OEM customers because they are displacing lamp pumped YAG lasers. The decrease in sales of pulsed lasers was attributable to a decrease in consumer electronics demand for marking and engraving compared to a year ago and increased competition for certain models of pulsed lasers. The decrease in other applications sales relates primarily to a decrease in sales of lasers for advanced applications in the current year following fulfillment of large orders a year ago and lower telecommunications sales in Russia and North America. Orders for certain advanced applications can be uneven and of high unit value so that they can both benefit and impact sales depending on their timing.
Cost of sales and gross margin. Cost of sales increased by $50.3 million, or 19.5%, to $308.1 million in 2013 from $257.8 million in 2012. Our gross margin decreased to 52.5% in 2013 from 54.2% in 2012. Gross margin decreased due to product and geographical mix of sales, an increase in sales volume to OEM customers which earn sales discounts for multiple unit purchases and an increase in provisions for excess and obsolete inventory. Product mix reduced gross margin due to lower sales of high brightness lasers in 2013. High brightness lasers have a higher average selling price per watt than other products. Expenses related to provisions for excess or obsolete inventory and other valuation adjustments increased by $6.9 million to $15.1 million, or 2.3% of sales, for the year ended December 31, 2013, as compared to $8.2 million, or 1.5% of sales, for the year ended December 31, 2012. The increase in inventory provisions primarily relate to inventory in our telecommunications and micro-systems businesses which have both experienced slowdowns.
Sales and marketing expense. Sales and marketing expense increased by $2.9 million, or 11.9%, to $26.7 million in 2013 from $23.8 million in 2012, primarily as a result of an increase in personnel costs, premises expenses and expenses related to trade shows to support the increase in revenue. As a percentage of sales, sales and marketing expense decreased to 4.1% in 2013 from 4.2% in 2012. As we continue to expand our worldwide sales organization, we expect sales and marketing expenses to increase in the aggregate.
Research and development expense. Research and development expense increased by $10.3 million, or 32.7%, to $41.7 million in 2013 from $31.4 million in 2012, primarily as a result of an increase in personnel and consultant costs, expenses related to research and development contracts to develop new laser systems and application processes as well as an increase in depreciation expense. Expenses for materials used in research and development were approximately the same as one year ago. Included in the increase are $5.4 million of research and development costs associated with companies which were acquired in the third quarter of 2012 and first quarter of 2013. Research and development continues to focus on developing new products at different wavelengths including UV, green and mid-infrared, new pulsed products, improving the electrical efficiency of high power products, enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, developing new accessories and achieving higher output powers. As a percentage of sales, research and development expense increased to 6.4% in 2013 from 5.6% in 2012. We expect to continue to invest in research and development and that research and development expense will increase in the aggregate.
General and administrative expense. General and administrative expense increased by $11.7 million, or 29.7%, to $50.9 million in 2013 from $39.2 million in 2012, primarily due to increased personnel costs, consultants, legal, travel, fees and subscriptions, donations, depreciation expense and premises expenses. General and administrative costs increased $2.7 million or by 6.9% due to the additions of general and administrative costs for companies acquired in the third quarter of 2012 and the first quarter of 2013. As a percentage of sales, general and administrative expense increased to 7.8% in 2013 from 7.0% in 2012. We expect general and administrative expenses to increase as we invest to support the expected growth in net sales.
Effect of exchange rates on sales, gross margin and operating expenses. We estimate that if exchange rates had been the same as one year ago, sales in 2013 would have been $2.7 million higher, gross margin would have been $1.5 million higher and operating expenses in total would have been $0.1 million higher. The measures that assume constant exchange rates between fiscal year 2013 and fiscal year 2012 are calculated using the average exchange rates for the twelve-month period ended December 31, 2012 for the respective currencies, which were Euro 1=US$1.29, Japanese Yen 1=US$0.01, Chinese Yuan 1=US$0.16 and Russian Ruble 1=US$0.03.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $2.5 million in 2013 as compared to a loss of $1.4 million in 2012. The change is primarily attributable to the depreciation of the U.S. Dollar compared to the Euro, the depreciation of the Russian Ruble compared to the U.S. Dollar and the Euro, partially off-set by the appreciation of the Chinese Yuan compared to the U.S. Dollar.
Interest (expense) income, net. Interest (expense) income, net was $0.1 million of expense in 2013 compared to $0.3 million of income in 2012. The decrease is the result of lower interest earned on deposits as compared to the prior period.
Other income (expense), net. Other income (expense), net increased to $0.2 million of income in 2013 compared to $0.1 million of income in 2012. Included in other income (expense), net for 2013 were $2.7 million reduction in contingent consideration related to prior year acquisitions and $0.5 million gain on the sale of an investment from our Russian subsidiary partially offset by a $2.9 million goodwill impairment charge. For 2012, other expense included $1.1 million related to final payments of contingent consideration due for a prior acquisition.

Provision for income taxes. Provision for income taxes was $62.5 million in 2013 compared to $61.5 million in 2012, representing an effective tax rate of 28.6% in 2013 and 29.4% in 2012. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The decrease in effective rate was due primarily to the mix of income earned in various tax jurisdictions, the benefit of additional research and development credits claimed after completion of a study to analyze and document research and development activity as well as the benefit of 2012 research and development credits included in the American Taxpayer Relief Act of 2012 (the “Act”) which was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting our 2012 U.S. federal taxes, including the research and experimentation credit, could not be recognized in our 2012 financial results and instead were reflected in our 2013 financial results.
Net income. Net income attributable to IPG Photonics Corporation increased by $10.8 million to $155.8 million in 2013 from $145.0 million in 2012. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 1.8 percentage points to 24.0% in 2013 from 25.8% in 2012 due to the factors described above.
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
Research and development expense. Research and development expense increased by $6.0 million, or 23.5%, to $31.4 million in 2012 from $25.4 million in 2011. This increase was primarily a result of increases in personnel costs and in material expenses. Research and development activity continues to focus on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, the development of new products operating at different wavelengths and higher output powers and new complementary accessories. As a percentage of sales, research and development expense increased to 5.6% in 2012 from 5.4% in 2011.
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
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $1.4 million in 2012 as compared to a gain of $2.9 million in 2011. The change was primarily attributable to the depreciation of the U.S. Dollar against the Euro, Russian Ruble and Japanese Yen.
Interest (expense) income, net. Interest (expense) income, net was $0.3 million of income in 2012 compared to $0.7 million of expense in 2011. The increase in income is the result of increases in interest-bearing deposits during the period as well as increases in cash and cash equivalents.
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
Liquidity and Capital Resources
Our principal sources of liquidity as of December 31, 2013 consisted of cash and cash equivalents of $448.8 million, unused credit lines and overdraft facilities of $61.8 million and working capital (excluding cash and cash equivalents) of $237.5 million. This compares to cash and cash equivalents of $384.1 million, unused credit lines and overdraft facilities of $61.4 million and working capital (excluding cash and cash equivalents) of $155.5 million as of December 31, 2012. The increase in cash and cash equivalents of $64.7 million from $384.1 million relates primarily to cash provided by operating activities in 2013 of $119.4 million and cash provided by financing activities of $14.1 million which was partially offset by cash used in investing activities of $75.9 million. Cash used in investing activities primarily relates to investments in fixed assets in 2013 and an acquisition during the first quarter of 2013.
Our long-term debt consists primarily of a $12.7 million secured variable-rate note, of which $1.3 million is the current portion. This debt matures in June 2015, at which time the outstanding debt balance would be $10.7 million. The variable interest rate was fixed at a rate of 2.57% per annum by means of an interest rate swap instrument.
In June 2012, our German subsidiary entered into a new credit facility with Deutsche Bank AG (the “Euro Credit Facility”) to replace the prior credit facility that expired on June 30, 2012. The Euro Credit Facility makes available Euro 20.0 million ($27.5 million) and will expire on June 30, 2014.
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
The following table details our line-of-credit facilities as of December 31, 2013:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $35.0 million	LIBOR plus 1.125% to 1.625%, depending on our performance	June 2015	Unsecured
Euro Credit Facility (Germany)(2)	Euro 20.0 million ($27.5 million)	Euribor + 1.25% or EONIA 1.75%	June 2014	Unsecured, guaranteed by parent company
Euro Overdraft Facilities	Euro 1.9 million ($2.5 million)	1.2%-6.5%	October 2014	Common pool of assets of Italian subsidiary

(1)
$14.1 million of this revolving credit facility is available to our foreign subsidiaries in their respective local currencies, including India, China, Japan and South Korea. There were no drawings at December 31, 2013.

(2)
$17.9 million of this credit facility is available to our German subsidiary, $4.1 million is available to our Russian subsidiary and $5.5 million is available to our Italian subsidiary. Total drawings at December 31, 2013 were $3.3 million with an interest rate of 1.7%.

Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $27.5 million (or 20 million Euro as described above), respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended December 31, 2013.
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
Operating activities.    Net cash provided by operating activities decreased by $55.9 million to $119.4 million in 2013 from $175.3 million in 2012, primarily resulting from:

•
A decrease in income and other taxes payable of $30.8 million in 2013 compared to an increase of $21.1 million in 2012, which includes cash payments for corporation tax in Germany of approximately $32 million which related to the final payment for fiscal year 2011 and revised estimated payment for fiscal year 2012 which both became due when we filed our fiscal year 2011 German tax return and which would normally have been paid in 2012;

•	An increase in inventory of $50.4 million in 2013 compared to an increase of inventory of $23.0 million in 2012; offset by

•	An increase in accounts receivable of $10.0 million in 2013 compared to an increase of $22.7 million in 2012;

•	An increase in cash provided by net income after adding back non-cash charges of $222.7 million in 2013 as compared to $209.2 million in 2012.
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
Investing activities.    Net cash used in investing activities was $75.9 million and $55.3 million in 2013 and 2012, respectively. The cash used in investing activities in 2013 related to the construction of new buildings in the United States, Germany and Russia as well as purchases of machinery and equipment and $5.6 million for an acquisition during the first quarter of 2013. The cash used in investing activities in 2012 related to the construction of new buildings in the United States, Germany and Russia as well as purchases of machinery and equipment and $11.6 million for the purchase of a laser micro-systems company during the third quarter of 2012. These expenditures were partially offset by the proceeds from the maturity of short-term investments of $25.5 million.
We expect to incur approximately $70 million in capital expenditures, excluding acquisitions, in 2014, as we continue to upgrade facilities and add capacity world wide to support our anticipated revenue growth. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities.    Net cash provided by financing activities was $14.1 million and $82.1 million in 2013 and 2012, respectively. The cash provided by financing activities in 2013 was primarily related to the cash provided by the exercise of stock options, issuances under our employee stock purchase plan, the related tax benefits of the exercises and net proceeds of line-of-credit facilities partially offset by the payments on our long-term debt. The cash provided by financing activities in 2012 was primarily related to the follow-on public stock offering for which we received $167.9 million, net of offering expenses. To a lesser extent, in 2012, cash was provided from stock option exercises and stock sales under our employee stock purchase plan. These were partially offset by the repurchase of a 22.5% redeemable noncontrolling interest in our Russian subsidiary of $55.4 million and a special dividend of $33.4 million to stockholders of record in December 2012.
Contractual Obligations
The following table describes our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due in
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$12,709	$4,794	$6,688	$1,187	$40
Purchase obligations	3,371	3,371	—	—	—
Long-term debt obligations (including interest)(1)	12,991	1,367	11,624	—	—
Contingent consideration	375	375	—	—	—
Total(2)	$29,446	$9,907	$18,312	$1,187	$40

(1)
Interest for long-term debt obligations was calculated including the effect of our interest rate swaps. The effect of the interest rate swaps, which are accounted for as a cash flow hedge, are to fix the LIBOR component of the interest rate of the underlying floating rate loan at 2.6% for the remaining term of the debt.

(2)
Excludes obligations related to ASC 740, reserves for uncertain tax positions, because we are unable to provide a reasonable estimate of the timing of future payments relating to the remainder of these obligations. See Note 14 to the Consolidated Financial Statements.

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
Exchange rates.    Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Chinese Yuan, the Japanese Yen, and the Russian Ruble. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Chinese Yuan, the Japanese Yen, and the Russian Ruble. Loss on foreign exchange transactions totaled $2.5 million and $1.4 million in 2013 and 2012, respectively. Management attempts to hedge these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency hedges as of December 31, 2013. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
Oxford, Massachusetts
We have audited the internal control over financial reporting of IPG Photonics Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.
/s/    Deloitte & Touche LLP
Boston, Massachusetts
February 28, 2014

ITEM 9B.    CONTROLS AND PROCEDURES
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2013.
ITEM 11.    EXECUTIVE COMPENSATION
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2013.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2013, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Information Regarding Equity Compensation Plans” and is incorporated herein by reference.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2013.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2013.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2014.

IPG PHOTONICS CORPORATION

By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Valentin P. Gapontsev Valentin P. Gapontsev	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 28, 2014

/s/ Timothy P.V. Mammen Timothy P.V. Mammen	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2014

/s/ Thomas J. Burgomaster Thomas J. Burgomaster	Vice President, Corporate Controller (Principal Accounting Officer)	February 28, 2014

/s/ Robert A. Blair Robert A. Blair	Director	February 28, 2014

/s/ Michael C. Child Michael C. Child	Director	February 28, 2014

/s/ Henry E. Gauthier Henry E. Gauthier	Director	February 28, 2014

/s/ William S. Hurley William S. Hurley	Director	February 28, 2014

/s/ William F. Krupke William F. Krupke	Director	February 28, 2014

/s/ John Peeler John Peeler	Director	February 28, 2014

/s/ Igor Samartsev Igor Samartsev	Director	February 28, 2014

/s/ Eugene Scherbakov Eugene Scherbakov	Director	February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
IPG Photonics Corporation
Oxford, Massachusetts
We have audited the accompanying consolidated balance sheets of IPG Photonics Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/    Deloitte & Touche LLP
Boston, Massachusetts
February 28, 2014

IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$448,776	$384,053
Accounts receivable, net	103,803	96,630
Inventories	172,700	139,618
Prepaid income taxes	15,996	13,071
Prepaid expenses and other current assets	30,836	18,639
Deferred income taxes, net	14,232	12,948
Total current assets	786,343	664,959
DEFERRED INCOME TAXES, NET	4,799	2,107
GOODWILL	455	2,898
INTANGIBLE ASSETS, NET	9,564	7,510
PROPERTY, PLANT AND EQUIPMENT, NET	252,245	210,563
OTHER ASSETS	7,810	7,461
TOTAL	$1,061,216	$895,498
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$3,296	$2,442
Current portion of long-term debt	1,333	1,505
Accounts payable	18,787	17,783
Accrued expenses and other liabilities	59,336	51,451
Deferred income taxes, net	2,109	9,831
Income taxes payable	15,218	42,443
Total current liabilities	100,079	125,455
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	21,835	13,102
LONG-TERM DEBT, NET OF CURRENT PORTION	11,333	14,014
Total liabilities	133,247	152,571
COMMITMENTS AND CONTINGENCIES (NOTE 10)
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 51,930,978 shares issued and outstanding at December 31, 2013; 51,359,247 shares issued and outstanding at December 31, 2012	5	5
Additional paid-in capital	538,908	511,039
Retained earnings	390,757	234,977
Accumulated other comprehensive loss	(1,701)	(3,094)
Total IPG Photonics Corporation stockholders’ equity	927,969	742,927
TOTAL	$1,061,216	$895,498
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
NET SALES	$648,034	$562,528	$474,482
COST OF SALES	308,136	257,801	217,227
GROSS PROFIT	339,898	304,727	257,255
OPERATING EXPENSES:
Sales and marketing	26,692	23,845	21,731
Research and development	41,660	31,401	25,422
General and administrative	50,863	39,231	37,442
Loss (gain) on foreign exchange	2,536	1,362	(2,862)
Total operating expenses	121,751	95,839	81,733
OPERATING INCOME	218,147	208,888	175,522
OTHER INCOME (EXPENSE), Net:
Interest (expense) income, net	(1)	319	(681)
Other income (expense), net	155	8	(257)
Total other income (expense)	154	327	(938)
INCOME BEFORE PROVISION FOR INCOME TAXES	218,301	209,215	174,584
PROVISION FOR INCOME TAXES	(62,521)	(61,471)	(53,575)
NET INCOME	155,780	147,744	121,009
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2,740	3,250
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$155,780	$145,004	$117,759
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$3.02	$2.87	$2.48
Diluted	$2.97	$2.81	$2.41
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	51,548	50,477	47,365
Diluted	52,375	51,536	48,685
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$155,780	$147,744	$121,009
Other comprehensive income (loss), net of tax:
Translation adjustments	1,125	11,225	(15,167)
Change in carrying value of auction rate securities	—	—	232
Unrealized gain (loss) on derivatives	268	241	(42)
Total other comprehensive income (loss)	1,393	11,466	(14,977)
Comprehensive income	157,173	159,210	106,032
Comprehensive income attributable to noncontrolling interest & redeemable noncontrolling interest	—	1,908	1,183
Comprehensive income attributable to IPG Photonics Corporation	$157,173	$157,302	$104,849
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2013		2012		2011
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	51,359,247	$5	47,616,115	$5	46,988,566	5
Exercise of stock options	540,232	—	456,919	—	595,448	—
Common stock issued under employee stock purchase plan	31,499	—	36,213	—	32,101	—
Common stock issued in a public offering	—	—	3,250,000	—	—	—
Balance, end of period	51,930,978	5	51,359,247	5	47,616,115	5
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		511,039		332,585		310,218
Stock-based compensation		11,720		8,565		8,048
Exercise of stock options and related tax benefit from exercise		14,523		8,954		12,423
Common stock issued under employee stock purchase plan		1,626		1,205		879
Fair value of warrant transferred to additional paid-in capital		—		—		674
Purchase of redeemable noncontrolling interests ("NCI")		—		(7,794)		10,138
Increase redeemable NCI to initial redemption value		—		—		(9,795)
Common stock issued in follow-on public offering		—		167,928		—
Premium on purchase of NCI		—		(404)		—
Balance, end of period		538,908		511,039		332,585
RETAINED EARNINGS
Balance, beginning of year		234,977		122,833		5,567
Net income attributable to IPG Photonics Corporation		155,780		145,004		117,759
Adjustments to redemption value of redeemable NCI		—		493		(493)
Dividend to shareholders		—		(33,353)		—
Balance, end of period		390,757		234,977		122,833
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(3,094)		(12,100)		810
Translation adjustments		1,125		11,225		(15,167)
Unrealized gain on derivatives, net of tax		268		241		(42)
Change in carrying value of auction rate securities		—		—		232
Purchase of NCI & redeemable NCI		—		(3,292)		—
Attribution to NCI & redeemable NCI		—		832		2,067
Balance, end of period		(1,701)		(3,094)		(12,100)
TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		927,969		742,927		443,323
NONCONTROLLING INTERESTS
Balance, beginning of year		—		287		203
Net income attributable to NCI		—		—		94
Sale of NCI		—		(700)		—
Other comprehensive income attributable to NCI		—		9		(10)
Premium on purchase of NCI		—		404		—
Balance, end of period		—		—		287
TOTAL STOCKHOLDERS' EQUITY		$927,969		$742,927		$443,610
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155,780	$147,744	$121,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,524	26,144	23,962
Deferred income taxes	(6,168)	5,546	(288)
Stock-based compensation	11,720	8,565	8,048
(Gains) losses on unrealized foreign currency transactions	(235)	1,250	(764)
Other	62	(19)	565
Provisions for inventory, warranty & bad debt	29,975	19,967	15,346
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(9,991)	(22,706)	(23,688)
Inventories	(50,355)	(22,975)	(56,139)
Prepaid expenses and other current assets	(3,980)	(899)	(770)
Accounts payable	974	4,375	1,985
Accrued expenses and other liabilities	(281)	(8,155)	(6,811)
Income and other taxes payable	(30,784)	21,118	12,929
Tax benefit from exercise of employee stock options	(8,874)	(4,679)	(8,033)
Net cash provided by operating activities	119,367	175,276	87,351
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(70,919)	(68,184)	(53,007)
Proceeds from sales of property, plant and equipment	236	—	—
Proceeds from sale of investment	495	—	—
Proceeds from short-term investments	—	25,451
Purchases of short-term investments	—	—	(25,451)
Acquisition of businesses	(5,555)	(11,596)	(750)
Other	(143)	(928)	109
Net cash used in investing activities	(75,886)	(55,257)	(79,099)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	16,843	12,760	10,673
Payments on line-of-credit facilities	(15,990)	(17,190)	(10,630)
Purchase of noncontrolling interests	—	(700)	—
Purchase of redeemable noncontrolling interests	—	(55,400)	19,972
Principal payments on long-term borrowings	(2,853)	(2,117)	(1,432)
Exercise of employee stock options and issuances under employee stock purchase plan	7,275	5,480	5,268
Tax benefit from exercise of employee stock options	8,874	4,679	8,034
Proceeds from follow-on public offering, net of offering expenses	—	167,928	—
Distributions to shareholders	—	(33,353)	—
Net cash provided by financing activities	14,149	82,087	31,885
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	7,093	1,713	(7,763)
NET INCREASE IN CASH AND CASH EQUIVALENTS	64,723	203,819	32,374
CASH AND CASH EQUIVALENTS — Beginning of period	384,053	180,234	147,860
CASH AND CASH EQUIVALENTS — End of period	$448,776	$384,053	$180,234
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$208	$864	$1,089
Cash paid for income taxes	$89,611	$25,980	$39,199
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$3,927	$2,631	$3,784
Additions to property, plant and equipment included in accounts payable	$2,132	$2,071	$484
Property purchase financed with debt	$—	$—	$1,833
Gain on sale of property, plant and equipment offset by related notes	$—	$322	$—
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
Foreign Currency — The financial information for entities outside the United States is measured using local currencies as the functional currency. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates. Income and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for directly as a component of accumulated other comprehensive income (loss).
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

Category	Economic Useful Life
Buildings	30 years
Machinery and equipment	5-7 years
Office furniture and fixtures	3-5 years
Expenditures for maintenance and repairs are charged to operations. Interest expense associated with significant capital projects is capitalized as a cost of the project. The Company capitalized $524, $142 and $46 of interest expense in 2013, 2012 and 2011, respectively.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Included in other long-term assets is certain demonstration equipment. The demonstration equipment is amortized over the respective estimated economic lives, generally 3 years. The carrying value of the demonstration equipment totaled $5,524 and $4,931 at December 31, 2013 and 2012, respectively. Amortization expense of demonstration equipment for the years ended December 31, 2013, 2012 and 2011, was $2,725, $2,797 and $2,920, respectively.
Goodwill — Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized which is in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other (“FASB ASC 350”). Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. As more fully described in Note 13, the Company incurred an impairment loss of $2,803 in 2013, which is included in other income (expense) in the accompanying consolidated statements of income.
Intangible Assets — Intangible assets result from the Company’s various business acquisitions. Intangible assets are reported at cost, net of accumulated amortization, and are amortized on a straight-line basis either over their estimated useful lives of five to ten years or over the period the economic benefits of the intangible asset are consumed.
Revenue Recognition — The Company recognizes revenue in accordance with FASB ASC 605. Revenue from orders with multiple deliverables is divided into separate units of accounting when certain criteria are met. These separate units generally consist of equipment and installation. The consideration for the arrangement is allocated to the separate units of accounting based on their relative selling prices. The selling price of equipment is based on vendor-specific objective evidence and the selling price of installation is based on third-party evidence. Applicable revenue recognition criteria are applied separately for each separate unit of accounting. Revenue for laser and amplifier sources generally is recognized upon the transfer of ownership which is typically at the time of shipment. Installation revenue is recognized upon completion of the installation service which typically occurs within 30 to 90 days of delivery. For laser systems, which may carry customer specific processing requirements, revenue is recognized at the latter of customer acceptance date or shipment date if the customer acceptance is made prior to shipment. Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return generally are not included in sales arrangements.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts Receivable include $17,679 and $8,526 of bank acceptance drafts at December 31, 2013 and 2012, respectively. Bank acceptance drafts are bank guarantees of payment on specified dates. The maturity of these bank acceptance drafts is less than 90 days. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.
 Activity related to the allowance for doubtful accounts was as follows:

	2013	2012	2011
Balance at January 1	$2,173	$1,605	$2,143
Provision for bad debts, net of recoveries	323	642	(219)
Uncollectable accounts written off	(31)	(170)	(309)
Foreign currency translation	8	96	(10)
Balance at December 31	$2,473	$2,173	$1,605
Warranties — The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company’s sales offices provide support to customers in their respective geographic areas. The Company estimates the warranty accrual considering past claims experience, the number of units still covered by warranty and the average life of the remaining warranty period. The warranty accrual has generally been sufficient to cover product warranty repair and replacement costs.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Activity related to the warranty accrual was as follows:

	2013	2012	2011
Balance at January 1	$10,714	$8,631	$6,917
Provision for warranty accrual	11,363	8,112	6,701
Warranty claims and other reductions	(7,405)	(6,542)	(4,692)
Foreign currency translation and other	325	513	(295)
Balance at December 31	$14,997	$10,714	$8,631
Accrued warranty reported in the accompanying consolidated financial statements as of December 31, 2013 and December 31, 2012 consists of $7,724 and $7,838 in accrued expenses and other liabilities and $7,273 and $2,876 in other long-term liabilities, respectively.
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
Concentration of Credit Risk — Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, auction rate securities and accounts receivable. The Company maintains substantially all of its cash and marketable securities in six financial institutions, which it believes to be high-credit quality financial institutions. The Company grants credit to customers in the ordinary course of business and provide a reserve for potential credit losses. Such losses historically have been within management’s expectations (see discussion related to significant customers in Note 15).
Fair Value of Financial Instruments — The Company’s financial instruments consist of cash equivalents, accounts receivable, auction rate securities, accounts payable, drawings on revolving lines of credit, long-term debt, certain derivative instruments and contingent consideration.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company’s assets and liabilities measured at fair value:

		Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$240,159	$240,159	$—	$—
Auction rate securities	1,120	—	—	1,120
Total assets	$241,279	$240,159	$—	$1,120
Liabilities
Contingent purchase consideration	$375	$—	$—	$375
Interest rate swap	423	—	423	—
Total liabilities	$798	$—	$423	$375

		Fair Value Measurements at December 31, 2012

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$237,049	$237,049	$—	$—
Auction rate securities	1,112	—	—	1,112
Total assets	$238,161	$237,049	$—	$1,112
Liabilities
Contingent purchase consideration	$3,023	$—	$—	$3,023
Interest rate swaps	855	—	855	—
Total liabilities	$3,878	$—	$855	$3,023
Auction rate securities and contingent consideration are measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The fair value of the auction rate securities was determined using prices observed in inactive secondary markets for the securities held by the Company. The auction rate securities are considered available-for-sale securities. They had a cost basis of $1,450 at December 31, 2013 and December 31, 2012. Other-than-temporary impairments recorded in other income (expense), net were $0, $0 and $49 in 2013, 2012 and 2011, respectively.
The interest rate swaps are designated as cash flow hedges the fair value of which was estimated based on quoted market prices or pricing models using current market rates. Fair value at December 31, 2013 and December 31, 2012 for the interest rate swaps considered prices observed in inactive secondary markets for the securities held by the Company.
The fair value of contingent consideration was determined using an income approach at the respective business combination dates and at the reporting date. That approach is based on significant inputs that are not observable in the market and include key assumptions such as assessing the probability of meeting certain milestones required to earn the contingent consideration. The business combinations that give rise to contingent consideration are more fully described in Note 12.
During the second quarter of 2013, the Company reduced the fair value of contingent consideration related to the Company's subsidiary, IPG Microsystems LLC's ("IPGM") acquisition of certain working capital and long-term assets from JP Sercel Associates Inc. ("JPSA") to $0 because management assessed that there was no possibility that milestones in the earn-out agreements would be achieved. Additionally, the Company reduced other contingent consideration for other agreements by $196. Accordingly, $2,659 is included in other income (expense) in the accompanying Consolidated Statements of Income.
During the year ended December 31, 2012, the Company terminated a warrant held by a former investor in the Company's Russian subsidiary NTO IRE-Polus ("IPG Russia") as part of the redemption of the investor's redeemable noncontrolling interest for its fair value of $77.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company’s movement in level 3 assets and liabilities measured at fair value:

	2013	2012
Auction Rate Securities
Balance, January 1	$1,112	$1,104
Change in fair value and accretion	8	8
Balance, December 31	$1,120	$1,112
Contingent Purchase Consideration
Balance, January 1	$3,023	$999
Period transactions	—	2,444
Adjustment for determination of final payment	—	987
Change in fair value and currency fluctuations	(2,648)	10
Settlements and payments	—	(1,417)
Balance, December 31	$375	$3,023
Warrant
Balance, January 1	$—	$77
Period transactions	—	(77)
Balance, December 31	$—	$—
Comprehensive Income — Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive income is the cumulative foreign currency translation adjustment and unrealized gains or losses on derivatives. These adjustments are accumulated within the consolidated statements of comprehensive income.
Total components of accumulated other comprehensive loss were as follows:

	December 31,
	2013	2012
Foreign currency translation adjustments	$(1,677)	$(2,802)
Unrealized loss on derivatives, net of tax of $168 and $331	(256)	(524)
Change in carrying value of auction rate securities	232	232
Attribution to NCI and redeemable NCI	—	3,292
Purchase of NCI and redeemable NCI	—	(3,292)
Accumulated other comprehensive loss	$(1,701)	$(3,094)
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Cash Flow Hedges — The Company’s cash flow hedges are interest rate swaps under which it pays fixed rates of interest. The fair value amounts in the consolidated balance sheets were:

	Notional Amounts[1]		Other Assets		Deferred Income Taxes And Other Long-Term Liabilities
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013	2012
Interest rate swap(s)	$12,666	$14,000	$—	$—	$423	$855
Total	$12,666	$14,000	$—	$—	$423	$855
 (1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The derivative gains and losses in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, related to the Company’s interest rate swap contracts were as follows:

	Year Ended December 31,
	2013	2012	2011
Effective portion recognized in other comprehensive income (loss), pretax:
Interest rate swap	$881	$944	$562
Effective portion reclassified from other comprehensive income (loss) to interest expense, pretax:
Interest rate swap	$(449)	$(576)	$(629)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—
The Company made no adjustments to the fair value of this derivative as a result of evaluating counterparty risk.
Business Segment Information — The Company operates in one segment which involves the design, development, production and distribution of fiber lasers, laser systems, fiber amplifiers, and related optical components. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The chief decision maker, who is the Company’s chief executive officer, measures financial performance as a single enterprise and not on legal entity or end-market basis. Throughout the year, the chief decision maker allocates capital resources on a project-by-project basis across the Company’s entire asset base to maximize profitability without regard to legal entity or end-market basis. The Company operates in a number of countries throughout the world in a variety of product lines. Information regarding geographic financial information and product lines is provided in Note 15.
Earnings Per Share — The Company computes net income per share in accordance with ASC 260-Earnings Per Share. Under the provisions of ASC 260, the Company is required to present basic and diluted earnings per share information separately for each class of equity instruments that participate in any income distribution with primary equity instruments. The Company calculates earnings per share in periods where a class of common stock was redeemable for other than fair value through the application of the two-class method. Until June 29, 2012, the Company had redeemable noncontrolling interests reported in the accompanying consolidated financial statements related to a 22.5% minority interest of IPG Russia. The computation of net income per share is provided in Note 9.
Recent Accounting Pronouncements — Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.
Subsequent Events — The Company has considered the impact of subsequent events through the filing date of these financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

2. STOCK-BASED COMPENSATION
Stock-based compensation is included in the following financial statement captions:

	Year Ended December 31,
	2013	2012	2011
Cost of sales	$3,187	$2,184	$1,731
Sales and marketing	1,195	1,052	1,503
Research and development	1,929	1,327	1,036
General and administrative	5,409	4,002	3,778
Total stock-based compensation	11,720	8,565	8,048
Tax benefit recognized	(3,784)	(2,629)	(2,551)
Net stock-based compensation	$7,936	$5,936	$5,497
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

	2013	2012	2011
Expected term	4.4-6.3 years	4.0-6.6 years	3.4-6.9 years
Volatility	51%-54%	49%-56%	46%-56%
Risk-free rate of return	0.74%-1.32%	0.59%-1.23%	0.48%-2.82%
Dividend yield	0.25%	—%	—%
Forfeiture rate	0%-5.97%	0%-6.1%	0%-6.26%
Incentive Plans — In April 2000, the Company’s board of directors adopted the 2000 Incentive Compensation Plan (the “2000 Plan”), and in February 2006, the Company’s board of directors adopted the 2006 Incentive Compensation Plan (the “2006 Plan”), which provide for the issuance of stock options and other stock and non-stock based awards to the Company’s directors, employees, consultants and advisors. The Company reserved 5,833,333 shares under the 2000 Plan and 4,000,000 shares under the 2006 Plan for the issuance of awards under the plans. During 2011, the Company reserved an additional 6,084,273 shares under the 2006 Plan. In June 2006, the Company’s board of directors adopted the Non-Employee Directors Stock Plan (the “Directors Plan”). Only non-employee directors are eligible to receive awards under the Directors Plan. The Company reserved 486,660 shares for issuance under the Directors Plan. Under the three plans, the Company may grant nonstatutory stock options at an exercise price at least equal to the fair value of its common stock on the date of grant, unless the board of directors or compensation committee determines otherwise on the date of grant. Incentive stock options may be granted under the 2000 Plan and the 2006 Plan at exercise prices equal to or exceeding the fair value of the common stock on the date of grant. The Company may also grant restricted stock, restricted stock units and other equity-based awards. Incentive awards generally become exercisable over periods of one to five years and expire seven to ten years from the date of the grant. The awards under the 2000 Plan and the 2006 Plan may become exercisable earlier upon the occurrence of certain change of control events at the election of the board of directors or compensation committee, and all awards under the Directors Plan automatically become exercisable upon a change of control. All shares issued under the stock option plans are registered shares newly issued by the Company. At December 31, 2013, options to purchase 5,949,410 shares of the Company’s stock were available for future grant under the three option plans.
A summary of option activity, including the employee stock purchase plan, is presented below (see Note 11 for further information):

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding — January 1, 2013	2,789,752	$29.50
Granted	511,881	60.33
Exercised	(540,232)	10.89
Forfeited	(61,504)	48.13
Outstanding — December 31, 2013	2,699,897	$38.00	6.79	$113,234
Vested or expected to vest — December 31, 2013	2,554,470	$37.01	6.70	$109,308
Exercisable — December 31, 2013	951,180	$20.93	4.98	$53,916
The intrinsic value of the options exercised during the years ended December 31, 2013, 2012 and 2011, was $30,063, $20,792 and $29,265, respectively.
The weighted-average grant fair value per share for options granted during the years ended December 31, 2013, 2012 and 2011, was $28.28, $26.80 and $27.60, respectively.
The total compensation cost related to nonvested awards not yet recorded at December 31, 2013 was $25,323 which is expected to be recognized over a weighted average of 2.7 years.
The aggregate fair value of awards vested during the year ended December 31, 2013 was $5,619.
3. INVENTORIES
Inventories consist of the following:

	December 31,
	2013	2012
Components and raw materials	$54,539	$53,436
Work-in-process	64,927	46,240
Finished goods	53,234	39,942
Total	$172,700	$139,618
The Company recorded inventory provisions totaling $15,128, $8,232 and $6,139 for the years ended December 31, 2013, 2012 and 2011, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment consist of the following:

	December 31,
	2013	2012
Land	$15,448	$17,303
Buildings	146,730	109,288
Machinery and equipment	165,050	135,756
Office furniture and fixtures	23,589	22,446
Construction-in-progress	52,911	52,457
Total property, plant and equipment	403,728	337,250
Accumulated depreciation	(151,483)	(126,687)
Total property, plant and equipment — net	$252,245	$210,563

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The Company recorded depreciation expense of $26,489, $21,108 and $18,796 for the years ended December 31, 2013, 2012 and 2011, respectively.
5. ACCRUED EXPENSES AND OTHER LIABLILITES
Accrued expenses and other liabilities consist of the following:

	December 31,
	2013	2012
Accrued compensation	$25,727	$21,972
Customer deposits and deferred revenue	18,489	17,174
Current portion of accrued warranty	7,724	7,838
Other	7,396	4,467
Total	$59,336	$51,451
6. FINANCING ARRANGEMENTS
The Company’s borrowings under existing financing arrangements consist of the following:

	December 31,
	2013	2012
Revolving line-of-credit facilities:
European overdraft facilities	$1,038	$1,135
Euro line of credit	2,258	956
U.S. line of credit	—	351
Total	$3,296	$2,442
Term debt:
U.S. long-term note	$12,666	$14,000
Other notes payable	—	1,519
Less: current portion	(1,333)	(1,505)
Total long-term debt	$11,333	$14,014
The U.S. and Euro lines of credit are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries.
Revolving Line of Credit Facilities:
U.S. Line of Credit — The Company maintains an unsecured revolving line of credit with available principal of up to $35,000, expiring in June 2015. The line of credit bears interest at a variable rate of LIBOR plus 1.125% to 1.625% depending on the Company’s financial performance. $14,100 of this credit facility is available to the Company’s foreign subsidiaries including those in India, China, Japan and South Korea. At December 31, 2013, there were no drawings and the remaining availability under the U.S. Line of Credit totaled $35,000.
 Euro Line of Credit — The Company maintains an unsecured revolving line of credit with a principal amount of Euro 20,000 ($27,533 at December 31, 2013) that expires in June 2014. The credit facility bears interest at various rates based upon the type of loan. $17,896 of this credit facility is available to our German subsidiary, $4,130 is available to the Company’s Russian subsidiary and $5,507 is available to the Company’s Italian subsidiary. Total drawings at December 31, 2013 were $2,258 with an interest rate of 1.7%. At December 31, 2013, the aggregate remaining availability under this line was $25,275.
Euro Overdraft Facilities — The Company maintains a syndicated overdraft facility with available principal of Euro 850 ($1,170 at December 31, 2013) that does not have an expiration date. This facility bears interest at market rates that vary depending upon the bank within the syndicate that advances the principal outstanding (6.5% at December 31, 2013). At December 31, 2013, the aggregate remaining availability under these lines was $1,170.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Other European Facilities — The Company maintains two Euro credit lines in Italy with aggregate available principal of Euro 1,000 ($1,377 as of December 31, 2013) which bear interest at 1.2% and expire in June and September 2014. Total drawings at December 31, 2013 were $1,038. At December 31, 2013, the aggregate remaining availability under these lines was $339. These facilities are collateralized by a common pool of the assets of the Company’s Italian subsidiary, IPG Photonics (Italy) S.r.l.
Term Debt:
U.S. Long-Term Note — Outstanding principal under the U.S. Long-Term Note bears interest at LIBOR plus 0.9% to 1.3%, depending on certain financial ratios and requires monthly principal payments of $111 and interest through June 2015, at which time the remaining principal is payable. The Company entered into an interest rate swap instrument which converted the variable LIBOR rate on the original term note to a fixed rate of 5.0% per annum. For the term from August 2013 to June 2015, the Company entered into a separate interest rate swap instrument which converts the variable LIBOR rate to a fixed rate of 2.57% per annum. Changes in fair value of the swaps are included in accumulated other comprehensive loss on the consolidated balance sheets. The unrealized loss on the swap will be recognized into income over the term of the swap as a charge to interest expense.
The Company is required to meet certain financial covenants associated with its U.S. Line of Credit and U.S. Long-Term Note. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires it to maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than two times the Company’s trailing twelve months EBITDA.
7. REDEEMABLE NONCONTROLLING INTERESTS, STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interests — Redeemable noncontrolling interests reported in the accompanying consolidated financial statements related to a 22.5% minority interest of IPG Russia, as of December 31, 2011 and through June 29, 2012, respectively.
In December 2010 and June 2011, the Company sold an aggregate 22.5% minority interest (the “Minority Interest”) of IPG Russia to an investor for $45,000. In addition, the Company had a call option commencing in December 2013 to buy back the Minority Interest at a predetermined value and the investor had a warrant to purchase an additional 2.5% interest in IPG Russia and a put option commencing in December 2015 to sell its Minority Interest to the Company at a predetermined value. On June 29, 2012, the Company repurchased the Minority Interest for $55,400 in cash. Under the terms of the agreement, the warrant and the put and call options were terminated. Due to the put rights, the Minority Interest repurchase was reported as a liability other than permanent equity under ASC 480-10-S99-3A. Based upon the Company’s valuation of the Minority Interest, the amount paid to repurchase the Minority Interest did not exceed its fair value. Accordingly, pursuant to ASC 480-10-S99-3A, the Company recorded the amount paid in excess of carrying amount in additional paid-in capital.
The following is a reconciliation of the reported amounts of redeemable noncontrolling interest in the accompanying balance sheets as of December 31, 2012. As the redeemable NCI was repurchased during 2012, there is no reconciliation for 2013.

2012
Balance at January 1	$46,123
Net income attributable to redeemable NCI	2,740
Adjustments to redemption value	(493)
Other comprehensive (loss) attributable to redeemable NCI	(841)
Carrrying value of redeemable NCI at purchase date	$47,529
Purchase of redeemable NCI in excess of carrying amount	7,794
Rupurchase of NCI, less warrant value	(55,323)
Balance at December 31	$—

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Authorized Capital — The Company has authorized capital stock consisting of 175,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. There are no shares of preferred stock outstanding as of December 31, 2013.
Dividend — The Company declared and paid a special cash dividend on its capital stock in December 2012 of $33,353, or $0.65 per share. There were no dividends declared or paid for the years ended December 31, 2013 or 2011.
Noncontrolling Interests — Noncontrolling interests reported in the accompanying consolidated financial statements consisted of a 10% noncontrolling interest of the Company’s South Korean subsidiary, IPG Photonics (Korea) Ltd. (“IPG Korea”), as of December 31, 2011. In January 2012, the Company purchased the outstanding 10% noncontrolling interest of IPG Korea from the other stockholder of IPG Korea.
For the years ended December 31, 2013, 2012 and 2011, the net income attributable to NCI of $0, $2,740 and $3,250, respectively, includes amounts related to the IPG Russia investor NCI of $0, $2,740 and $3,156, respectively. The net income attributable to NCI classified as permanent equity totaled $94 in 2011.
8. RELATED-PARTY TRANSACTIONS
In 2013 and in 2012, the Company purchased various parts and services from a company with which one of the Company’s outside directors is affiliated. The payments made for such services for 2013 totaled $130. In 2012, payments of $3,973 of which $3,967 were made prior to that outside director being appointed to the Company’s board. The Company has an amount of $1,155 in Accounts Payable due to this company at December 31, 2013. There were no amounts due to this company in 2012. The Company also sold various products to a separate company with whom another of the Company’s outside directors is affiliated. Sales to that company totaled $194 for 2012. No sales were made to this company during 2013.
9. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Year Ended December 31,
	2013	2012	2011
Net income attributable to IPG Photonics Corporation	$155,780	$145,004	$117,759
Adjustments to redemption value of redeemable noncontrolling interests	—	493	(493)
Net income attributable to common stockholders	155,780	145,497	117,266
Weighted average shares	51,548	50,477	47,365
Dilutive effect of common stock equivalents	827	1,059	1,320
Diluted weighted average common shares	52,375	51,536	48,685
Basic net income attributable to IPG Photonics Corporation per share	$3.02	$2.86	$2.49
Adjustments to redemption value of redeemable noncontrolling interests	—	0.01	(0.01)
Basic net income attributable to common stockholders	$3.02	$2.87	$2.48
Diluted net income attributable to IPG Photonics Corporation per share	$2.97	$2.80	$2.42
Adjustments to redemption value of redeemable noncontrolling interests	—	0.01	(0.01)
Diluted net income attributable to common stockholders	$2.97	$2.81	$2.41
The computation of diluted weighted average common shares excludes options to purchase 322,301 shares, 164,858 shares and 338,679 shares for the years ended December 31, 2013, 2012 and 2011, respectively, because the effect would be anti-dilutive.
10. COMMITMENTS AND CONTINGENCIES
Operating Leases — The Company leases certain facilities under cancelable and noncancelable operating lease agreements which expire through January 2018. In addition, it leases capital equipment under operating leases. Rent expense for the years ended December 31, 2013, 2012 and 2011, totaled $4,560, $3,885 and $4,369, respectively.
Commitments under the noncancelable lease agreements as of December 31, 2013 are as follows:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Years Ending December 31	Facilities	Equipment	Total
2014	$3,888	$906	$4,794
2015	3,459	530	3,989
2016	2,441	258	2,699
2017	787	53	840
2018	325	22	347
Thereafter	—	40	40
Total	$10,900	$1,809	$12,709
 Employment Agreements — The Company has entered into employment agreements with certain members of senior management. The terms of these agreements are up to three years and include noncompete and nondisclosure provisions, as well as provisions for defined severance for terminations of employment under certain conditions and change of control of the Company. The Company also maintains a severance plan for certain of its senior management providing for defined severance for terminations of employment under certain conditions and change of control of the Company.
Contractual Obligations — The Company has entered into various purchase obligations that include agreements for construction of buildings, raw materials and equipment. Obligations under these agreements were $3,371 and $8,921 as of December 31, 2013 and 2012, respectively.
Legal proceedings — From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. In August 2013, the Company was sued for misappropriation of certain trade secrets, unfair trade practices, and correction of inventorship on a patent owned by the Company related to beam couplers and beam switches. The plaintiff seeks damages in an unspecified amount, double damages for misappropriation of trade secrets and treble damages for unfair trade practices and correction of inventorship on one patent. The Company intends to vigorously defend the claims. At this time, no loss is deemed probable and no amounts have been accrued in respect of this contingency. As of December 31, 2013 and through the date of the Company’s subsequent review period of February 28, 2014, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company’s Consolidated Financial Statements.
11. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) retirement savings plan covering all of its U.S. employees. The Company makes matching contributions equal to 50% of the employee’s contributions, subject to a maximum of 6% of eligible compensation. Compensation expense related to its contribution to the plan for the years ended December 31, 2013, 2012 and 2011, approximated $1,127, $848 and $701, respectively.
The Company has offered an employee stock purchase plan covering its U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or the last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee’s compensation and are subject to other limitations. Compensation expense related to the employee stock purchase plan was $498, $452 and $359 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there were 385,194 shares available for issuance under the employee stock purchase plan.
12. BUSINESS COMBINATIONS
On March 13, 2013, the Company acquired the working capital and long term assets of Mobius Photonics Inc. ("Mobius"), a manufacturer of high-power pulsed ultra-violet ("UV") fiber lasers for micro-machining and fine processing applications. As a result of the acquisition, the Company recorded intangible assets of $4,480 which related to production know-how with an estimated useful life of 7 years and $455 of goodwill that is deductible for federal income tax purposes. The acquisition did not have a material effect on the Company’s financial results in 2013.
On August 31, 2012, the Company's subsidiary, IPGM acquired certain working capital and long-term assets from JPSA, which is a manufacturer of laser-based systems performing fine processing of materials used in semiconductor, LED and solar applications. As a result of the acquisition, the Company recorded $2,898 of goodwill and intangible assets of $3,400, of which $2,400 related to technology and production know-how and the remainder related to customer relationships, non-compete agreements and trade names with weighted-average estimated useful lives of 10 years, 10 years, 5 years and 7 years,

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

respectively. The acquisition did not have a material effect on the Company’s financial results in 2012. In addition to cash paid, consideration included contingent consideration based on sales targets that extended for two one-year periods beginning October 1, 2012. Total possible additional payouts under these earn-outs were $18,500. As discussed in the fair value financial instruments disclosures in Note 1, the Company reduced the fair value of the contingent consideration related to IPGM to $0 during 2013. Also, as discussed in Note 13, the Company reduced the Goodwill associated with IPGM to $0 as well.
The Company completed the acquisition of Multilane Technology through its Italian subsidiary in the first quarter of 2011. The acquisition did not have a material effect on the Company’s financial results in 2011. Consideration included contingent consideration with an aggregate fair value of $282. Net assets acquired primarily consisted of intangible assets related to software aggregating $1,182.
13. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill for the year ended December 31, 2013:

	December 31, 2013	December 31, 2012
Balance at January 1	$2,898	$—
Adjustment	(95)	—
Impairment	(2,803)	—
Total goodwill arising from acquisition	455	2,898
Balance at December 31	$455	$2,898
The goodwill balance at January 1 of $2,898 and the adjustment of $95, largely reflected the potential synergies and expansion of the Company’s service offerings complementary to its specialized laser systems and UV and short-pulse fiber lasers resulting from the 2012 acquisition from JPSA.
The goodwill of $455 arising from the Mobius acquisition relates to the expected synergies for the Company's expansion of product offerings with UV and short pulsed fiber lasers. The goodwill arising from the acquisition in 2013 is deductible over 15 years for federal tax purposes.
 During the second quarter of 2013, the Company undertook an impairment analysis of long-lived assets and goodwill related to IPGM, the assets of which were acquired in September 2012 which is also described in Note 1.
Intangible assets, subject to amortization, consisted of the following:

	December 31, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$4,667	$(4,091)	$576	6 Years	$4,664	$(4,193)	$471	6 Years
Customer relationships	4,112	(3,324)	788	5 Years	3,993	(2,363)	1,630	5 Years
Production know-how	7,063	(1,747)	5,316	8 Years	2,514	(656)	1,858	9 Years
Technology, trademark and tradename	4,271	(1,387)	2,884	8 Years	4,229	(678)	3,551	8 Years
	$20,113	$(10,549)	$9,564		$15,400	$(7,890)	$7,510
Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $2,310, $2,091 and $2,246, respectively.
The estimated future amortization expense for intangibles as of December 31, 2013 is as follows:

2014	2015	2016	2017	2018	Thereafter	Total
$2,149	$1,549	$1,454	$1,454	$1,389	$1,569	$9,564
Impairment — In accordance with ASC 350-Intangibles-Goodwill and Other, the Company assesses the impairment of its long-lived assets including its definite-lived intangible assets and goodwill, at least annually for goodwill, and whenever changes

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

in events or circumstances indicate that the carrying value of such assets may not be recoverable. During each reporting period, the Company assesses for factors that may be present which would cause an impairment review.
The Company performed an impairment analysis to assess whether there was impairment of long-lived assets of IPGM including identifiable intangibles included in the table above using the guidance in ASC 360-10-35. The Company concluded that no impairment existed as the undiscounted cash flows from IPGM are forecasted to be greater than the carrying value of identified long-lived assets.
The Company carried out the two-step goodwill impairment test in accordance with the provisions of ASC 350-20-35. That analysis indicated that the fair value of the IPGM reporting unit, based on a discounted cash flow analysis, was less than the carrying value. The implied value of goodwill, as measured in step 2, was zero. Accordingly, the Company adjusted the value of goodwill associated with IPGM to $0.
14. INCOME TAXES
Income before the impact of income taxes for the years ended December 31 consisted of the following:

	2013	2012	2011
U.S.	$59,006	$58,964	$42,637
Foreign	159,295	150,251	131,947
Total	$218,301	$209,215	$174,584
The Company’s provision for income taxes for the years ended December 31 consisted of the following:

	2013	2012	2011
Current:
Federal	$(19,285)	$(16,675)	$(15,355)
State	(2,617)	(309)	(447)
Foreign	(46,787)	(38,941)	(38,061)
Total current	$(68,689)	$(55,925)	$(53,863)
Deferred:
Federal	$3,834	$(2,174)	$630
State	203	(140)	106
Foreign	2,131	(3,232)	(448)
Total deferred	$6,168	$(5,546)	$288
Provision for income taxes	$(62,521)	$(61,471)	$(53,575)
A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision for the years ended December 31, is as follows:

	2013	2012	2011
Tax at statutory rate	$(76,406)	$(73,225)	$(61,104)
Non-U.S. rate differential — net	10,761	11,744	9,295
State income taxes — net	(1,512)	(1,527)	(1,200)
Effect of changes in enacted tax rates on deferred tax assets and liabilities	186	(617)	(192)
Nondeductible stock compensation expense	(101)	(1,020)	(448)
Other nondeductible expenses	(1,666)	(794)	(339)
Federal and state tax credits	7,500	4,623	2,002
Change in reserves, including interest and penalties	(1,273)	(243)	(1,688)
Settlements, interest and penalties	—	—	1
Change in valuation allowance	—	(314)	—
Other — net	(10)	(98)	98
	$(62,521)	$(61,471)	$(53,575)

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows:

	2013	2012	2011
Property, plant and equipment	$(2,230)	$(3,629)	$901
Inventory provisions	8,261	7,942	7,281
Allowances and accrued liabilities	3,634	(4,829)	(1,494)
Other tax credits	769	1,673	1,260
Deferred compensation	(434)	3,538	2,669
Net operating loss carryforwards	229	5	21
Valuation allowance	—	—	(314)
Net deferred tax assets	$10,229	$4,700	$10,324
In general, it is the Company’s practice and intention to reinvest the earnings of non-U.S. subsidiaries in those operations. Accordingly, it has not made any provision for additional U.S. or foreign withholding taxes with respect to repatriation of earnings of non-U.S. subsidiaries. At December 31, 2013 and 2012, the cumulative unremitted earnings that are reinvested in non-U.S. subsidiaries are approximately $346,000 and $283,000, respectively.
As of December 31, 2013, 2012 and 2011, the Company has state credit carry-forwards of $2,074, $1,419 and $918, respectively, that are not included in deferred tax assets. The state credit carry forwards begin expiring in 2015.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2013	2012	2011
Balance at January 1	$5,392	$4,509	$2,951
Reductions of prior period positions	(505)	(317)	(335)
Additions for tax positions in prior period	—	—	—
Additions for tax positions in current period	1,614	1,200	1,893
Balance at December 31	$6,501	$5,392	$4,509
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company’s effective tax rate, if recognized.
Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting the Company’s 2012 U.S. federal taxes, including the research and experimentation credit, could not be recognized in the Company’s 2012 financial results and instead is reflected in its 2013 financial results.
Estimated penalties and interest related to the underpayment of income taxes are $374, $352 and $133 for the years ended December 31, 2013, 2012 and 2011, respectively, and are included within the provision for income taxes. Total accrued penalties and interest related to the underpayment of income taxes are $862 and $487 at December 31, 2013 and 2012, respectively.
The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. If realized, all of the Company’s uncertain tax positions would affect its effective tax rate. Certain of the Company's uncertain tax positions are expected to settle within one year. Open tax years by major jurisdictions are:

• United States	2002 — 2013
• Germany	2010 — 2013
• Russia	2009 — 2013
The Company currently has ongoing audits on its federal income tax returns.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

On September 13, 2013, the United States Treasury and Internal Revenue Service issued final tangible personal property regulations that broadly apply to amounts paid to acquire, produce or improve tangible property, as well as dispositions of such property. In review of these regulations, the Company has concluded that there is no material impact on its consolidated financial position, results of operations or cash flows.
15. GEOGRAPHIC AND PRODUCT INFORMATION
The Company markets and sells its products throughout the world through both direct sales and distribution channels. The geographic sources of the Company’s net sales based on billing addresses of its customers are as follows:

	Year Ended December 31,
	2013	2012	2011
United States and other North America	$116,935	$108,316	$86,181
Europe:
Germany	65,147	89,848	76,279
Other including Eastern Europe/CIS	140,279	110,860	103,305
Asia and Australia:
Japan	67,981	69,576	63,261
China	192,134	138,782	104,560
Other	64,346	43,445	36,937
Rest of World	1,212	1,701	3,959
Total	$648,034	$562,528	$474,482
Sales are derived from products for different applications: fiber lasers, diode lasers and diodes for materials processing, fiber lasers and amplifiers for advanced applications, fiber amplifiers for communications applications, and fiber lasers for medical applications. Net sales for these product lines are as follows:

	Year Ended December 31,
	2013	2012	2011
Materials Processing	$608,702	$492,013	$419,443
Other applications	39,332	70,515	55,039
Total	$648,034	$562,528	$474,482
One customer comprised 11% of net sales during the year ended December 31, 2013. No single customer comprised more than 10% of net sales during the years ended December 31, 2012 or 2011. The Company has historically depended on a few customers for a significant percentage of its annual net sales. The composition of this group can change from year to year. Net sales derived from the Company’s five largest customers as a percentage of its annual net sales were 21%, 16% and 17% in 2013, 2012 and 2011, respectively.
The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets, as of December 31, 2013, 2012 and 2011, are as follows:

	December 31,
	2013	2012	2011
United States	$110,441	$86,226	$67,550
Germany	52,791	47,019	40,983
Russia	73,747	60,151	32,197
China	5,895	6,424	5,550
Other	13,480	15,674	12,721
	$256,354	$215,494	$159,001
Long lived assets include property, plant and equipment and demonstration equipment.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$141,852	$168,171	$172,152	$165,859
Gross profit	75,641	89,922	92,813	81,522
Net income	35,127	41,720	42,338	36,595
Net income attributable to IPG Photonics Corporation	35,127	41,720	42,338	36,595
Basic earnings per share	0.68	0.81	0.82	0.71
Diluted earnings per share	0.67	0.80	0.81	0.70
Dividends per common share	—	—	—	—

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$123,192	$137,927	$156,379	$145,030
Gross profit	68,684	74,910	85,959	75,174
Net income	30,548	39,849	42,435	34,912
Net income attributable to IPG Photonics Corporation	29,915	37,742	42,435	34,912
Basic earnings per share	0.63	0.74	0.83	0.68
Diluted earnings per share	0.61	0.72	0.81	0.67
Dividends per common share	—	—	—	0.65

EXHIBIT

Exhibit Number	Description
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

10.4
Amendment to Section 16.2 of the 2006 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s current Report on Form 8-K filed with the Commission on March 5, 2013

10.5	Non-Employee Directors Stock Plan, as amended April 2, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 8, 2010)

10.6	IPG Photonics Non-Employee Director Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 5, 2013)

10.7	Senior Executive Short-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)

10.8	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2008)

10.9	Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2009)

10.10
Employment Agreement dated October 7, 2013 between the Registrant and Dr. Valentin P. Gapontsev, (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 15, 2013)

10.11
Service Agreement dated October 7, 2013 between IPG Laser GmbH and Dr. Eugene Scherbakov, (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 15, 2013)

10.12
Form of Employment Agreement dated October 7, 2013 between the Registrant and each of Timothy P.V. Mammen, Angelo P. Lopresti and Alexander Ovtchinnikov, (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 15, 2013)

10.13
Form of Confidentiality, Non-Competition and Confirmatory Assignment Agreement between the Registrant and each of the named executive officers and certain other executive officers, (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 15, 2013)

10.14
Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)

Exhibit Number	Description
10.15
Loan Agreement between the Registrant and Bank of America, N.A. dated as of June 4, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)

10.16	Revolving Credit Note by the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)

10.17	Term Note by the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2008)

10.18
Second Amendment to Loan Agreement, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.19
Revolving Credit Note Modification Agreement No. 1, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.20
Term Note Modification Agreement No. 1, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.21
Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated June 18, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2012)

10.22
Guarantee of the Registrant to Deutsche Bank AG dated June 26, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2012)

10.23	Enclosure 1 to Guarantee to Deutsche Bank AG dated June 26, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2012)

12.1	Statement re Computation of Earnings to Fixed Charges

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase