Form 10-Q
period 2014-03-31
IPG PHOTONICS CORP
filed 2014-05-06
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of April 30, 2014, there were 52,050,512 shares of the registrant’s common stock issued and outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$480,609	$448,776
Accounts receivable, net	107,598	103,803
Inventories	170,556	172,700
Prepaid income taxes	17,977	15,996
Prepaid expenses and other current assets	33,118	30,836
Deferred income taxes, net	15,275	14,232
Total current assets	825,133	786,343
DEFERRED INCOME TAXES, NET	6,014	4,799
GOODWILL	455	455
INTANGIBLE ASSETS, NET	9,018	9,564
PROPERTY, PLANT AND EQUIPMENT, NET	249,361	252,245
OTHER ASSETS	7,032	7,810
TOTAL	$1,097,013	$1,061,216
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$2,300	$3,296
Current portion of long-term debt	1,333	1,333
Accounts payable	18,620	18,787
Accrued expenses and other liabilities	63,867	59,336
Deferred income taxes, net	3,104	2,109
Income taxes payable	14,054	15,218
Total current liabilities	103,278	100,079
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	21,419	21,835
LONG-TERM DEBT, NET OF CURRENT PORTION	11,000	11,333
Total liabilities	135,697	133,247
COMMITMENTS AND CONTINGENCIES (NOTE 12)
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 52,020,421 shares issued and outstanding at March 31, 2014; 51,930,978 shares issued and outstanding at December 31, 2013	5	5
Additional paid-in capital	544,351	538,908
Retained earnings	431,288	390,757
Accumulated other comprehensive loss	(14,328)	(1,701)
Total IPG Photonics Corporation stockholders’ equity	961,316	927,969
TOTAL	$1,097,013	$1,061,216
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
NET SALES	$170,575	$141,852
COST OF SALES	81,291	66,211
GROSS PROFIT	89,284	75,641
OPERATING EXPENSES:
Sales and marketing	7,165	5,868
Research and development	12,784	8,798
General and administrative	12,916	11,810
Gain on foreign exchange	(1,370)	(481)
Total operating expenses	31,495	25,995
OPERATING INCOME	57,789	49,646
OTHER INCOME (EXPENSE), Net:
Interest expense, net	(139)	(53)
Other income, net	334	70
Total other income (expense)	195	17
INCOME BEFORE PROVISION FOR INCOME TAXES	57,984	49,663
PROVISION FOR INCOME TAXES	(17,453)	(14,536)
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$40,531	$35,127
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$0.78	$0.68
Diluted	$0.77	$0.67
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	51,970	51,407
Diluted	52,724	52,350
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014	2013

Net income	$40,531	$35,127
Other comprehensive income, net of tax:
Translation adjustments	(12,666)	(9,628)
Unrealized gain on derivatives	39	83
Total other comprehensive loss	(12,627)	(9,545)
Comprehensive income attributable to IPG Photonics Corporation	$27,904	$25,582
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,531	$35,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,102	7,217
Deferred income taxes	(2,610)	4,324
Stock-based compensation	3,267	2,532
Unrealized gains on foreign currency transactions	(1,355)	(481)
Other	422	(16)
Provisions for inventory, warranty & bad debt	5,284	3,705
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(4,373)	(8,250)
Inventories	(3,856)	(6,984)
Prepaid expenses and other current assets	(4,731)	(2,212)
Accounts payable	516	(1,936)
Accrued expenses and other liabilities	3,934	(2,658)
Income and other taxes payable	(175)	(40,243)
Tax benefit from exercise of employee stock options	(1,565)	(1,464)
Net cash provided by (used in) operating activities	43,391	(11,339)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,456)	(17,746)
Proceeds from sales of property, plant and equipment	119	89
Acquisition of businesses	—	(5,555)
Other	32	375
Net cash used in investing activities	(11,305)	(22,837)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	10,889	8,897
Payments on line-of-credit facilities	(11,861)	(1,415)
Principal payments on long-term borrowings	(333)	(1,640)
Exercise of employee stock options and issuances under employee stock purchase plan	611	720
Tax benefit from exercise of employee stock options	1,565	1,464
Net cash provided by financing activities	871	8,026
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,124)	(2,188)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,833	(28,338)
CASH AND CASH EQUIVALENTS — Beginning of period	448,776	384,053
CASH AND CASH EQUIVALENTS — End of period	$480,609	$355,715
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$102	$88
Cash paid for income taxes	$20,893	$47,813
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$610	$625
Inventory transferred to machinery and equipment	$717	$—
Additions to property, plant and equipment included in accounts payable	$1,541	$1,115
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2014		2013
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	51,930,978	$5	51,359,247	$5
Exercise of stock options	89,443	—	73,647	—
Balance, end of period	52,020,421	5	51,432,894	5
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		538,908		511,039
Stock-based compensation		3,267		2,532
Exercise of stock options and related tax benefit from exercise		2,176		2,184
Balance, end of period		544,351		515,755
RETAINED EARNINGS
Balance, beginning of year		390,757		234,977
Net income attributable to IPG Photonics Corporation		40,531		35,127
Balance, end of period		431,288		270,104
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(1,701)		(3,094)
Translation adjustments		(12,666)		(9,628)
Unrealized gain on derivatives, net of tax		39		83
Balance, end of period		(14,328)		(12,639)
TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		$961,316		$773,225
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by IPG Photonics Corporation, or “IPG”, “we”, “our”, “its” or “the Company”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the Company’s accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
3. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2014	2013
Components and raw materials	$48,513	$54,539
Work-in-process	64,385	64,927
Finished goods	57,658	53,234
Total	$170,556	$172,700
The Company recorded inventory provisions totaling $2,380 and $1,529 for the three months ended March 31, 2014 and 2013, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. ACCRUED EXPENSES AND OTHER LIABLILITES
Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2014	2013
Accrued compensation	$21,815	$25,727
Customer deposits and deferred revenue	26,961	18,489
Current portion of accrued warranty	7,541	7,724
Other	7,550	7,396
Total	$63,867	$59,336

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

5. FINANCING ARRANGEMENTS
The Company’s borrowings under existing financing arrangements consist of the following:

	March 31,	December 31,
	2014	2013
Revolving line-of-credit facilities:
European Overdraft Facilities	$2,300	$1,038
Euro Line of Credit	—	2,258
Total	$2,300	$3,296
Term Debt:
U.S. long-term note	$12,333	$12,666
Less: current portion	(1,333)	(1,333)
Total long-term debt	$11,000	$11,333
The U.S. and Euro line of credit are available to certain foreign subsidiaries and allows for borrowings in the local currencies of those subsidiaries.
6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended March 31,
	2014	2013
Net income attributable to IPG Photonics Corporation	$40,531	$35,127
Weighted average shares	51,970	51,407
Dilutive effect of common stock equivalents	754	943
Diluted weighted average common shares	52,724	52,350
Basic net income attributable to IPG Photonics Corporation per share	$0.78	$0.68
Diluted net income attributable to IPG Photonics Corporation per share	$0.77	$0.67
The computation of diluted weighted average common shares excludes options to purchase 70,000 and 238,000 shares for the three months ended March 31, 2014 and 2013, respectively, because the effect would be anti-dilutive.

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
7. DERIVATIVE FINANCIAL INSTRUMENTS
Derivative Instruments – The Company’s primary market exposures are to interest rates and foreign exchange rates. The Company uses certain derivative financial instruments to help manage these exposures. The Company executes these instruments with financial institutions it judges to be credit-worthy. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
The Company recognizes all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. The Company has interest rate swaps that are classified as a cash flow hedge of its variable rate debt. The Company has no derivatives that are not accounted for as a hedging instrument.
Cash flow hedge – The Company’s cash flow hedge is an interest rate swap under which it pays fixed rates of interest. The fair value amounts in the consolidated balance sheet were:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Notional Amounts[1]		Other Assets		Other Long-Term Liabilities
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013
Interest rate swap	$12,333	$12,666	$—	$—	$361	$423
Total	$12,333	$12,666	$—	$—	$361	$423
  (1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The derivative gains and losses in the consolidated statements of income related to the Company’s interest rate swap contracts were as follows:

	Three Months Ended March 31,
	2014	2013
Effective portion recognized in other comprehensive loss, pretax:
Interest rate swap	$138	$267
Effective portion reclassified from other comprehensive loss to interest expense, pretax:
Interest rate swap	$(76)	$(135)
Ineffective portion recognized in income:
Interest rate swap	$—	$—
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company’s assets and liabilities measured at fair value:

		Fair Value Measurements at March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$240,130	$240,130	$—	$—
Auction rate securities	1,122	—	—	1,122
Total assets	$241,252	$240,130	$—	$1,122
Liabilities
Contingent purchase consideration	$366	$—	$—	$366
Interest rate swaps	361	—	361	—
Total liabilities	$727	$—	$361	$366

		Fair Value Measurements at December 31, 2013

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$240,159	$240,159	$—	$—
Auction rate securities	1,120	—	—	1,120
Total assets	$241,279	$240,159	$—	$1,120
Liabilities
Contingent purchase consideration	$375	$—	$—	$375
Interest rate swaps	423	—	423	—
Total liabilities	$798	$—	$423	$375
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

	Three Months Ended March 31,
	2014	2013
Auction Rate Securities
Balance, beginning of period	$1,120	$1,112
Period transactions	—	—
Change in fair value and accretion	2	2
Balance, end of period	$1,122	$1,114
Contingent Purchase Consideration
Balance, beginning of period	$375	$3,023
Period transactions	—	—
Change in fair value and currency fluctuations	(9)	(7)
Balance, end of period	$366	$3,016

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

9. GOODWILL AND INTANGIBLES
The carrying amount of goodwill was $455 at both December 31, 2013 and March 31, 2014.

Intangible assets consisted of the following:

	March 31, 2014				December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Amortizable intangible assets
Patents	$4,643	$(4,074)	$569	6 Years	$4,667	$(4,091)	$576	6 Years
Customer relationships	4,088	(3,414)	674	5 Years	4,112	(3,324)	788	5 Years
Production know-how	7,065	(2,010)	5,055	8 Years	7,063	(1,747)	5,316	8 Years
Technology, trademark and tradename	4,269	(1,549)	2,720	8 Years	4,271	(1,387)	2,884	8 Years
	$20,065	$(11,047)	$9,018		$20,113	$(10,549)	$9,564
Amortization expense for the three months ended March 31, 2014 and 2013 was $543 and $463, respectively. The estimated future amortization expense for intangibles for the remainder of 2014 and subsequent years is as follows:

2014	2015	2016	2017	2018	Thereafter	Total
$1,604	$1,549	$1,454	$1,454	$1,389	$1,568	$9,018
10. PRODUCT WARRANTIES
The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company’s sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the three months ended March 31, 2014 and 2013.

	2014	2013
Balance at January 1	$14,997	$10,714
Provision for warranty accrual	2,695	2,035
Warranty claims and other reductions	(1,932)	(1,435)
Foreign currency translation	(107)	(260)
Balance at March 31	$15,653	$11,054
Accrued warranty reported in the accompanying consolidated financial statements as of March 31, 2014 and December 31, 2013 consist of $7,541 and $7,724 in accrued expenses and other liabilities and $8,112 and $7,273 in other long-term liabilities, respectively.
11. INCOME TAXES
A reconciliation of the total amounts of unrecognized tax benefits is as follows:

	2014	2013
Balance at January 1	$6,501	$5,392
Reductions of prior period positions	—	(63)
Additions for tax positions in prior period	—	—
Additions for tax positions in current period	—	255
Balance at March 31	$6,501	$5,584
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company’s effective tax rate, if recognized.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of March 31, 2014 and through the filing date of these Financial Statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.
Russia/Ukraine
Recent political unrest in Ukraine has resulted in the United States and the European Union imposing sanctions on Russia and certain businesses and individuals in Russia. The United States also suspended granting of export licenses to Russia. The Company is monitoring these events. The Company has a large manufacturing facility and research and development operations Russia which supplies components to its U.S. and German manufacturing facilities. In addition, it supplies components from its U.S. and German manufacturing facilities to its Russia facility. To date, the Company has not experienced any disruptions to production or deliveries or impact from current sanctions. Should there be disruption of the Company's supplies from or to its Russian operations, or should the United States or the European Union implement different sanctions, the Company's production and/or deliveries as well as results of operations could be materially impacted.

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
Sales of our products generally are recognized upon shipment, provided that no obligations remain and collection of the accounts receivable is reasonably assured. Our sales typically are made on a purchase order basis rather than through long-term purchase commitments.
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
Our product mix affects our margins because the selling price per watt is generally higher for low, mid-power devices, pulsed lasers and certain specialty products than for high-power devices sold in large volumes. The overall cost of high-power lasers may be partially offset by improved absorption of fixed overhead costs associated with sales of larger volumes of higher-power products because they use a greater number of optical components and drive economies of scale in manufacturing. Also, the profit margins on systems can be lower than margins for our laser and amplifier sources, depending on the configuration, volume and competitive forces, among other factors.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $2.4 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively and $15.1 million, $8.2 million and $6.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales were 22% for the three months ended March 31, 2014 and 21%, 16% and 17% for the full years 2013, 2012 and 2011, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013
Net sales. Net sales increased by $28.7 million, or 20.2%, to $170.6 million for the three months ended March 31, 2014 from $141.9 million for the three months ended March 31, 2013.

	Three Months Ended March 31,
	2014		2013		Change
		% of Total		% of Total
Materials processing	$162,724	95.4%	$133,045	93.8%	$29,679	22.3%
Other applications	7,851	4.6%	8,807	6.2%	(956)	(10.9)%
Total	$170,575	100.0%	$141,852	100.0%	$28,723	20.2%
Sales for materials processing applications increased primarily due to higher sales of high-power and medium-power lasers used in cutting and welding applications offset by declines in sales of pulsed lasers used in marking and engraving applications. We continue to see increased acceptance of the advantages of fiber laser technology. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are increasing by displacing gas lasers in systems sold by our OEM customers. QCW laser sales are also increasing due to continued acceptance and penetration in applications such as fine-welding, cutting, marking/engraving and hole drilling by displacing Nd:YAG lasers. The decrease in sales of pulsed lasers used for marking and engraving applications is due to increased competition and pricing pressure in Asia.
Cost of sales and gross margin. Cost of sales increased by $15.1 million, or 22.8%, to $81.3 million for the three months ended March 31, 2014 from $66.2 million for the three months ended March 31, 2013. Our gross margin decreased to 52.3% for the three months ended March 31, 2014 from 53.3% for the three months ended March 31, 2013. Gross margin decreased due to increased provisions for excess or obsolete inventory as well as slightly lower absorption of manufacturing overhead costs.

Sales and marketing expense. Sales and marketing expense increased by $1.3 million, or 22.1%, to $7.2 million for the three months ended March 31, 2014 from $5.9 million for the three months ended March 31, 2013, primarily as a result of increases in personnel, travel, insurance and premises costs. As a percentage of sales, sales and marketing expense increased to 4.2% for the three months ended March 31, 2014 from 4.1% for the three months ended March 31, 2013.
Research and development expense. Research and development expense increased by $4.0 million, or 45.3%, to $12.8 million for the three months ended March 31, 2014, compared to $8.8 million for the three months ended March 31, 2013, primarily as a result of increases in personnel, material used for research and development, outside research contracts, premises costs and depreciation. Much of our research and development is focused on developing new applications for fiber lasers through internal research and partnership with customers and industrial institutes. We are working on the development of new products including products operating at different wavelengths and with high energy, ultra short pulses in order to address opportunities in micro-machining applications as well as semiconductor and other non-metal processing. We are also developing complementary products and accessories such as welding and cutting heads and systems including systems used in macro and micro processing applications. In addition to new products, our research and development focuses on enhancing the performance of our internally manufactured components and refining production processes to improve electrical efficiency and reduce the costs of our products. As a percentage of sales, research and development expense increased to 7.5% for the three months ended March 31, 2014 from 6.2% for the three months ended March 31, 2013.
General and administrative expense. General and administrative expense increased by $1.1 million, or 9.4%, to $12.9 million for the three months ended March 31, 2014 from $11.8 million for the three months ended March 31, 2013, primarily as a result of increased personnel, information system, depreciation costs, bad debt provisions and loss on disposal of equipment. As a percentage of sales, general and administrative expense decreased to 7.6% for the three months ended March 31, 2014 from 8.3% for the three months ended March 31, 2013.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates had been the same as one year ago, net sales for the three months ended March 31, 2014 would have been $0.6 million lower, gross profit would have been $0.9 million lower and total operating expenses would have been $0.6 million higher.
Gain on foreign exchange. We incurred a foreign exchange gain of $1.4 million for the three months ended March 31, 2014 as compared to $0.5 million gain for the three months ended March 31, 2013. The change is primarily attributable to the changes of the U.S. Dollar against the Euro, Russian Ruble and Japanese Yen.
Interest expense, net. Interest expense, net remained consistent at $0.1 million of expense for the three months ended March 31, 2014 and 2013.
Other income, net. Other income, net increased to $0.3 million of income for the three months ended March 31, 2014 compared to $0.1 million of income for the three months ended March 31, 2013.
Provision for income taxes. Provision for income taxes was $17.5 million for the three months ended March 31, 2014 compared to $14.5 million for the three months ended March 31, 2013, representing effective tax rates of 30.1% and 29.3% for the three months ended March 31, 2014 and 2013, respectively. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The increase in effective rate was due to differences in recognition of research and development tax credits available in the United States. In 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013 which retroactively reinstated research and development tax credits for 2012 and authorized them for 2013 as well. Accordingly, all of the 2012 credits were recognized in the first quarter of 2013. This $0.8 million net benefit reduced our effective tax rate as a discrete item in our tax provision for the first quarter of 2013. The legislation enabling research and development credits expired for 2014 and new legislation has not been enacted. Accordingly, there is no benefit for research and development tax credits recognized for the three months ended March 31, 2014.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $5.4 million to $40.5 million for the three months ended March 31, 2014 compared to $35.1 million for the three months ended March 31, 2013. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 1.1 percentage points to 23.7% for the three months ended March 31, 2014 from 24.8% for the three months ended March 31, 2013 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of March 31, 2014 consisted of cash and cash equivalents of $480.6 million, unused credit lines and overdraft facilities of $63.0 million and other working capital (excluding cash and cash equivalents) of $241.2 million. This compares to cash and cash equivalents of $448.8 million, unused credit lines and overdraft facilities of

$61.8 million and working capital (excluding cash and cash equivalents) of $237.5 million as of December 31, 2013. Cash and cash equivalents increased by $31.8 million from December 31, 2013. Cash provided by operating activities in the three months ended March 31, 2014 was $43.4 million. Cash provided by financing activities in the three months ended March 31, 2014 was $0.9 million which related to the exercise of stock options and their related tax benefit partially offset by payments on long-term borrowings and net payments of line-of-credit facilities. These sources of cash were partially offset by $11.5 million of cash used on capital expenditures.
Our long-term debt consists primarily of a $12.3 million secured variable-rate note, of which $1.3 million is the current portion. This debt matures in June 2015, at which time the outstanding debt balance would be $10.7 million. The variable interest rate was fixed by means of interest rate swap instruments.
We believe that our existing cash and marketable securities, our cash flows from operations and our existing lines of credit provides us with the financial flexibility to meet our liquidity and capital needs, as well as to complete acquisitions of complementary businesses and technologies. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of economic environment on our sales levels, the timing and extent of spending to support development efforts, the expansion of the global sales and marketing activities, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. The following table details our line-of-credit facilities as of March 31, 2014:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $35.0 million	LIBOR plus 1.125% to 1.625%, depending on our performance	June 2015	Unsecured
Euro Credit Facility (Germany)(2)	Euro 20.0 million ($27.5 million)	Euribor + 1.25% or EONIA 1.75%	June 2014	Unsecured, guaranteed by parent company
Euro Overdraft Facilities(3)	Euro 2.0 million ($2.8 million)	1.2%-6.5%	October 2014	Common pool of assets of Italian subsidiary

(1)
$14.1 million of this revolving credit facility is available to our foreign subsidiaries in their respective local currencies, including India, China, Japan and South Korea. There were no drawings at March 31, 2014.

(2)
$4.8 million of this credit facility is available to our German subsidiary, $20.6 million is available to our Russian subsidiary and $2.1 million is available to our Italian subsidiary. There were no drawings at March 31, 2014.

(3)	At March 31, 2014, $2.3 million of the $2.8 million was drawn upon with an interest rate of 1.2%.
Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $27.5 million, respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended March 31, 2014.
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
Operating activities. Net cash provided by (used in) operating activities increased by $54.7 million to $43.4 million for the three months ended March 31, 2014 from $(11.3) million for the three months ended March 31, 2013, primarily resulting from:

•	An increase in inventory of $3.9 million in the three months ended March 31, 2014 compared to an increase of $7.0 million in the three months ended March 31, 2013;

•	An increase in accounts receivable of $4.4 million in the three months ended March 31, 2014 compared to an increase of $8.3 million in the three months ended March 31, 2013;

•	An increase in accrued expenses and other liabilities of $3.9 million compared to a decrease of $2.7 million;

•	A decrease in income and other taxes payable of $0.2 million in the three months ended March 31, 2014 compared to a decrease of $40.2 million in the three months ended March 31, 2013; and

•	An increase in cash provided by net income after adding back non-cash charges of $53.6 million in the three months ended March 31, 2014 as compared to $52.4 million in the same period in 2013.
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
Investing activities. Net cash used in investing activities was $11.3 million and $22.8 million in the three months ended March 31, 2014 and 2013, respectively. The cash used in investing activities in 2014 related to the construction of new buildings in the US, Germany and Russia. The cash used in investing activities in 2013 related to the construction of new buildings in the U.S., Germany and Russia as well as purchases of machinery and equipment and an acquisition during the first quarter of 2013.
We expect to incur approximately $70 million in capital expenditures, excluding acquisitions in 2014. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash provided by financing activities was $0.9 million and $8.0 million in the three months ended March 31, 2014 and 2013, respectively. The cash provided by financing activities in 2014 was primarily related to the exercise of stock options and their related tax benefit partially offset by payments on long-term borrowings and net payments of line-of-credit facilities. The cash provided by financing activities in 2013 was primarily related to the proceeds from line-of-credit facilities.
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, “Business” and Item 1A, “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Japanese Yen, the Russian Ruble, and Chinese Yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Russian Ruble, the Japanese Yen and Chinese Yuan. Gain on foreign exchange transactions totaled $1.4 million and $0.5 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Management attempts to hedge these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency hedges as of March 31, 2014. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments in the first quarter of 2014 with respect to those proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM  1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results, including the following:
International sanctions regarding unrest in Ukraine could affect our business
Recent political unrest in Ukraine has resulted in the United States and the European Union imposing sanctions on Russia and certain businesses and individuals in Russia. The United States also suspended granting of export licenses to Russia. We have a large manufacturing facility and research and development operations Russia which supplies components to our U.S. and German manufacturing facilities. In addition, we supply components from our U.S. and German manufacturing facilities to our Russia facility. To date, we have not experienced any disruptions to production or deliveries or impact from the current sanctions. Should there be disruption of our supplies from or to our Russian operations, or should the United States or the European Union implement different sanctions, our production and/or deliveries as well as results of operations could be materially impacted.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 — January 31, 2014	—	(1)	$—	$—	$—
February 1, 2014 — February 28, 2014	—	(1)	—	—	—
March 1, 2014 — March 31, 2014	2,639	(1)	71.10	—	—
Total	2,639		$71.10	$—	$—

(1)
In 2012, our Board of Directors approved “withhold to cover” as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the “withhold to cover” method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld in 2014.

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

IPG PHOTONICS CORPORATION

Date: May 6, 2014	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2014	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Senior Vice President and Chief Financial Officer (Principal Financial Officer)