Form 10-Q
period 2014-06-30
IPG PHOTONICS CORP
filed 2014-08-05
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of July 29, 2014, there were 52,124,557 shares of the registrant’s common stock issued and outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$483,432	$448,776
Accounts receivable, net	124,144	103,803
Inventories	178,925	172,700
Prepaid income taxes and income taxes receivable	19,706	15,996
Prepaid expenses and other current assets	32,634	30,836
Deferred income taxes, net	15,251	14,232
Total current assets	854,092	786,343
DEFERRED INCOME TAXES, NET	8,139	4,799
GOODWILL	455	455
INTANGIBLE ASSETS, NET	8,472	9,564
PROPERTY, PLANT AND EQUIPMENT, NET	268,122	252,245
OTHER ASSETS	19,106	7,810
TOTAL	$1,158,386	$1,061,216
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$2,724	$3,296
Current portion of long-term debt	12,000	1,333
Accounts payable	15,059	18,787
Accrued expenses and other liabilities	63,379	59,336
Deferred income taxes, net	3,187	2,109
Income taxes payable	16,823	15,218
Total current liabilities	113,172	100,079
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	21,354	21,835
LONG-TERM DEBT, NET OF CURRENT PORTION	—	11,333
Total liabilities	134,526	133,247
COMMITMENTS AND CONTINGENCIES (NOTE 12)
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 52,121,222 shares issued and outstanding at June 30, 2014; 51,930,978 shares issued and outstanding at December 31, 2013	5	5
Additional paid-in capital	551,885	538,908
Retained earnings	479,571	390,757
Accumulated other comprehensive loss	(7,601)	(1,701)
Total IPG Photonics Corporation stockholders’ equity	1,023,860	927,969
TOTAL	$1,158,386	$1,061,216
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
NET SALES	$192,204	$168,171	$362,779	$310,023
COST OF SALES	87,977	78,249	169,268	144,460
GROSS PROFIT	104,227	89,922	193,511	165,563
OPERATING EXPENSES:
Sales and marketing	8,047	6,845	15,212	12,713
Research and development	13,362	10,483	26,146	19,281
General and administrative	13,124	12,829	26,040	24,639
Loss (gain) on foreign exchange	945	(110)	(425)	(591)
Total operating expenses	35,478	30,047	66,973	56,042
OPERATING INCOME	68,749	59,875	126,538	109,521
OTHER INCOME (EXPENSE), Net:
Interest expense, net	—	(35)	(139)	(88)
Other income (expense), net	239	(239)	573	(169)
Total other income (expense)	239	(274)	434	(257)
INCOME BEFORE PROVISION FOR INCOME TAXES	68,988	59,601	126,972	109,264
PROVISION FOR INCOME TAXES	(20,705)	(17,881)	(38,158)	(32,417)
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$48,283	$41,720	$88,814	$76,847
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$0.93	$0.81	$1.71	$1.49
Diluted	$0.92	$0.80	$1.68	$1.47
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	52,068	51,462	52,019	51,435
Diluted	52,769	52,385	52,747	52,357
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
			(In thousands)
Net income	$48,283	$41,720	$88,814	$76,847
Other comprehensive income, net of tax:
Translation adjustments	6,683	(4,358)	(5,983)	(13,986)
Unrealized gain on derivatives	44	91	83	174
Total other comprehensive income (loss)	6,727	(4,267)	(5,900)	(13,812)
Comprehensive income attributable to IPG Photonics Corporation	$55,010	$37,453	$82,914	$63,035
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,814	$76,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,088	14,885
Deferred income taxes	(4,893)	(3,385)
Stock-based compensation	7,172	5,472
Unrealized gains on foreign currency transactions	(2,225)	(591)
Other	335	460
Provisions for inventory, warranty & bad debt	12,207	10,255
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(20,720)	(21,212)
Inventories	(14,988)	(23,814)
Prepaid expenses and other current assets	436	(1,503)
Accounts payable	(2,684)	2,508
Accrued expenses and other liabilities	(170)	(880)
Income and other taxes payable	(1,071)	(32,412)
Tax benefit from exercise of employee stock options	(2,426)	(2,356)
Net cash provided by operating activities	76,875	24,274
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property, plant and equipment	(45,781)	(34,263)
Proceeds from sales of property, plant and equipment	254	166
Acquisition of businesses	—	(5,555)
Other	42	407
Net cash used in investing activities	(45,485)	(39,245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	15,376	11,971
Payments on line-of-credit facilities	(15,911)	(12,591)
Principal payments on long-term borrowings	(667)	(2,186)
Exercise of employee stock options and issuances under employee stock purchase plan	3,379	2,177
Tax benefit from exercise of employee stock options	2,426	2,356
Net cash provided by financing activities	4,603	1,727
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,337)	(1,325)
NET INCREASE IN CASH AND CASH EQUIVALENTS	34,656	(14,569)
CASH AND CASH EQUIVALENTS — Beginning of period	448,776	384,053
CASH AND CASH EQUIVALENTS — End of period	$483,432	$369,484
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$223	$165
Cash paid for income taxes	$41,525	$61,308
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$1,318	$2,410
Inventory transferred to machinery and equipment	$1,030	$—
Additions to property, plant and equipment included in accounts payable	$1,209	$605
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	2014		2013
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	51,930,978	$5	51,359,247	$5
Exercise of stock options	172,786	—	144,891	—
Common stock issued under employee stock purchase plan	17,458	—	13,913	—
Balance, end of period	52,121,222	5	51,518,051	5
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		538,908		511,039
Stock-based compensation		7,172		5,472
Exercise of stock options and related tax benefit from exercise		4,784		3,815
Common stock issued under employee stock purchase plan		1,021		718
Balance, end of period		551,885		521,044
RETAINED EARNINGS
Balance, beginning of year		390,757		234,977
Net income attributable to IPG Photonics Corporation		88,814		76,847
Balance, end of period		479,571		311,824
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(1,701)		(3,094)
Translation adjustments		(5,983)		(13,986)
Unrealized gain on derivatives, net of tax		83		174
Balance, end of period		(7,601)		(16,906)
TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		$1,023,860		$815,967
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by IPG Photonics Corporation, or “IPG”, “we”, “our”, “its” or the "Company”. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the Company’s accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
3. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2014	2013
Components and raw materials	$54,376	$54,539
Work-in-process	67,886	64,927
Finished goods	56,663	53,234
Total	$178,925	$172,700
The Company recorded inventory provisions totaling $3,432 and $2,027 for the three months ended June 30, 2014 and 2013, respectively, and $5,812 and $3,556 for the six months ended June 30, 2014 and 2013, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. ACCRUED EXPENSES AND OTHER LIABLILITES
Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2014	2013
Accrued compensation	$26,956	$25,727
Customer deposits and deferred revenue	21,213	18,489
Current portion of accrued warranty	7,821	7,724
Other	7,389	7,396
Total	$63,379	$59,336

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

5. FINANCING ARRANGEMENTS
The Company’s borrowings under existing financing arrangements consist of the following:

	June 30,	December 31,
	2014	2013
Revolving line-of-credit facilities:
European overdraft facilities	$1,883	$1,038
Euro line of credit	841	2,258
Total	$2,724	$3,296
Term debt:
U.S. long-term note	$12,000	$12,666
Less: current portion	(12,000)	(1,333)
Total long-term debt	$—	$11,333
The U.S. and Euro lines of credit are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. There were no drawings on the U.S. line of credit at June 30, 2014 or December 31, 2013.
As of June 30, 2014, the remaining balance of the U.S. long-term note outstanding is considered current because the term of the note expires in June 2015 and is thus due within one year.
6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to IPG Photonics Corporation	$48,283	$41,720	$88,814	$76,847
Weighted average shares	52,068	51,462	52,019	51,435
Dilutive effect of common stock equivalents	701	923	728	922
Diluted weighted average common shares	52,769	52,385	52,747	52,357
Basic net income attributable to IPG Photonics Corporation per share	$0.93	$0.81	$1.71	$1.49
Diluted net income attributable to IPG Photonics Corporation per share	$0.92	$0.80	$1.68	$1.47
The computation of diluted weighted average common shares excludes options to purchase 57,000 shares and 198,000 shares for the three months ended June 30, 2014 and 2013, respectively, and 81,000 shares and 208,000 shares for the six months ended June 30, 2014 and 2013, respectively, because the effect would be anti-dilutive.

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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Cash flow hedges – The Company’s cash flow hedge is an interest rate swap under which it pays fixed rates of interest. The fair value amounts in the consolidated balance sheet related to the interest rate swap were:

Notional Amounts[1]		Other Assets		Other Current Laibilities[2]		Other Long-Term Laibilities[2]
June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
2014	2013	2014	2013	2014	2013	2014	2013
$12,000	$12,666	$—	$—	$291	$—	$—	$423
  (1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
  (2) As of June 30, 2014, the remaining balance of the U.S. long-term note outstanding is considered current because the term of the note expires in June 2015 and is thus due within one year. Accordingly, the interest rate swap liability has been reclassified.
The derivative gains and losses in the consolidated statements of income related to the Company’s interest rate swap contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Effective portion recognized in other comprehensive loss, pretax:
Interest rate swap	$145	$280	$283	$547
Effective portion reclassified from other comprehensive loss to interest expense, pretax:
Interest rate swap	$(76)	$(135)	$(151)	$(270)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—	$—
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company’s assets and liabilities measured at fair value:

		Fair Value Measurements at June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$239,860	$239,860	$—	$—
Auction rate securities	1,124	—	—	1,124
Total assets	$240,984	$239,860	$—	$1,124
Liabilities
Contingent purchase consideration	$357	$—	$—	$357
Interest rate swaps	291	—	291	—
Total liabilities	$648	$—	$291	$357

		Fair Value Measurements at December 31, 2013

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$240,159	$240,159	$—	$—
Auction rate securities	1,120	—	—	1,120
Total assets	$241,279	$240,159	$—	$1,120
Liabilities
Contingent purchase consideration	$375	$—	$—	$375
Interest rate swaps	423	—	423	—
Total liabilities	$798	$—	$423	$375
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Auction Rate Securities
Balance, beginning of period	$1,122	$1,114	$1,120	$1,112
Period transactions	—	—	—	—
Change in fair value and accretion	2	2	4	4
Balance, end of period	$1,124	$1,116	$1,124	$1,116
Contingent Purchase Consideration
Balance, beginning of period	$366	$3,016	$375	$3,023
Period transactions	—	—	—	—
Adjustment for determination of final payment	—	(2,457)	—	(2,464)
Change in fair value and currency fluctuations	(9)	—	(18)	—
Balance, end of period	$357	$559	$357	$559
9. GOODWILL AND INTANGIBLES
The carrying amount of goodwill was $455 at both December 31, 2013 and June 30, 2014.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Intangible assets, subject to amortization, consisted of the following:

	June 30, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$4,643	$(4,099)	$544	6 Years	$4,667	$(4,091)	$576	6 Years
Customer relationships	4,075	(3,507)	568	5 Years	4,112	(3,324)	788	5 Years
Production know-how	7,050	(2,245)	4,805	8 Years	7,063	(1,747)	5,316	8 Years
Technology, trademark and tradename	4,260	(1,705)	2,555	8 Years	4,271	(1,387)	2,884	8 Years
	$20,028	$(11,556)	$8,472		$20,113	$(10,549)	$9,564
Amortization expense for the three months ended June 30, 2014 and 2013 was $534 and $646, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $1,077 and $1,109, respectively. The estimated future amortization expense for intangibles for the remainder of 2014 and subsequent years is as follows:

2014	2015	2016	2017	2018	Thereafter	Total
$1,066	$1,547	$1,453	$1,453	$1,388	$1,565	$8,472
10. PRODUCT WARRANTIES
The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company’s sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the six months ended June 30, 2014 and 2013.

	2014	2013
Balance at January 1	$14,997	$10,714
Provision for warranty accrual	5,936	4,984
Warranty claims and other reductions	(4,226)	(2,586)
Foreign currency translation	(132)	(234)
Balance at June 30	$16,575	$12,878
Accrued warranty reported in the accompanying consolidated financial statements as of June 30, 2014 and December 31, 2013 consist of $7,821 and $7,724 in accrued expenses and other liabilities and $8,754 and $7,273 in other long-term liabilities, respectively.
11. INCOME TAXES
A reconciliation of the total amounts of unrecognized tax benefits is as follows:

	2014	2013
Balance at January 1	$6,501	$5,392
Reductions of prior period positions	—	(63)
Additions for tax positions in prior period	—	—
Additions for tax positions in current period	—	313
Balance at June 30	$6,501	$5,642
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
These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of June 30, 2014 and through the filing date of these Financial Statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.

Russia/Ukraine
Recent events in Ukraine have resulted in the United States and the European Union imposing and escalating sanctions on Russia and certain businesses, sectors and individuals in Russia. The United States and the European Union also suspended the granting of certain types of export licenses to Russia. Russia has imposed its own sanctions on certain individuals in the U.S. and may be considering other sanctions on the U.S. and the European Union or certain businesses or individuals from them. The Company has a large manufacturing facility and research and development operations Russia which supplies components to its U.S. and German manufacturing facilities. In addition, the Company supplies components from its U.S. and German manufacturing facilities to its Russian facility. To date, the Company has not experienced any material disruptions or impact from current sanctions. Should there be disruption of the Company's supplies from or to its Russian operations, or should the United States, the European Union or Russia implement different sanctions, the Company's production and/or deliveries as well as results of operations could be materially impacted.

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
Net sales. We derive net sales primarily from the sale of fiber lasers and amplifiers. We also sell diode lasers, communications systems, laser systems and complementary products. We sell our products through our direct sales organization and our network of distributors and sales representatives, as well as system integrators. We sell our products to OEMs that supply materials processing laser systems, communications systems and medical laser systems to end users. We also sell our products to end users that build their own systems which incorporate our products or use our products as an energy or light source. Our scientists and engineers work closely with OEMs, systems integrators and end users to analyze their system requirements and match appropriate fiber laser or amplifier specifications. Our sales cycle varies substantially. If an OEM has qualified our product for use in their systems or for a certain application the sales cycle will depend upon the end demand for their products and our manufacturing lead times. For other customers the sales cycle can range from a period of a few weeks to as long as one year or more, but is typically several months.
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
Gross margin. Our total gross margin in any period can be significantly affected by total net sales in any period, by product mix, that is, the percentage of our revenue in the period that is attributable to higher or lower-power products and by other factors, some of which are not under our control.
Our product mix affects our margins because the selling price per watt, based on the average output power of a laser, is generally higher for low and mid-power devices, high-power pulsed lasers and certain specialty products than for high-power devices and low-power pulsed lasers sold in large volumes. The overall cost of high-power lasers may be partially offset by improved absorption of fixed overhead costs associated with sales of larger volumes of higher-power products because they use a greater number of optical components and drive economies of scale in manufacturing. Also, the profit margins on systems can be lower than margins for our laser and amplifier sources, depending on the configuration, volume and competitive forces, among other factors.

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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $3.4 million and $2.0 million for the three months ended June 30, 2014 and 2013, respectively, and $5.8 million and $3.6 million for the six months ended June 30, 2014 and 2013, respectively and $15.1 million, $8.2 million and $6.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 24% for the six months ended June 30, 2014 and 21%, 16% and 17% for the full years 2013, 2012 and 2011, respectively. Our largest customer accounted for 11% of our net sales for the six months ended June 30, 2014. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013
Net sales. Net sales increased by $24.0 million, or 14.3%, to $192.2 million for the three months ended June 30, 2014 from $168.2 million for the three months ended June 30, 2013.

	Three Months Ended June 30,
	2014		2013		Change
		% of Total		% of Total
Materials processing	$185,271	96.4%	$157,618	93.7%	$27,653	17.5%
Other applications	6,933	3.6%	10,553	6.3%	(3,620)	(34.3)%
Total	$192,204	100.0%	$168,171	100.0%	$24,033	14.3%
Sales for materials processing applications increased primarily due to higher sales of high-power and medium-power lasers used in cutting, welding, additive manufacturing, cladding and cleaning applications offset by declines in sales of low-power pulsed lasers used in marking and engraving applications. We continue to see increased acceptance of the advantages of fiber laser technology. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are increasing by displacing gas lasers in systems sold by our OEM customers. QCW laser sales are also increasing due to continued acceptance and by displacing Nd:YAG lasers in applications such as fine-welding, cutting and hole drilling as well as penetrating new applications such as glass cutting. The decrease in sales of pulsed lasers used for marking and engraving applications is due to increased competition and pricing pressure in Asia.
Cost of sales and gross margin. Cost of sales increased by $9.7 million, or 12.4%, to $88.0 million for the three months ended June 30, 2014 from $78.2 million for the three months ended June 30, 2013. Our gross margin increased to 54.2% for the three months ended June 30, 2014 from 53.5% for the three months ended June 30, 2013. Gross margin increased due to higher absorption of manufacturing overhead costs partially offset by increased provisions for excess or obsolete inventory.
Sales and marketing expense. Sales and marketing expense increased by $1.2 million, or 17.6%, to $8.0 million for the three months ended June 30, 2014 from $6.8 million for the three months ended June 30, 2013, primarily as a result of increases in personnel, depreciation and premises costs. As a percentage of sales, sales and marketing expense increased to 4.2% for the three months ended June 30, 2014 from 4.1% for the three months ended June 30, 2013.
Research and development expense. Research and development expense increased by $2.9 million, or 27.5%, to $13.4 million for the three months ended June 30, 2014, compared to $10.5 million for the three months ended June 30, 2013, primarily as a result of increases in personnel, material used for research and development, outside research contracts, premises costs and depreciation. Much of our research and development is focused on developing new applications for fiber lasers through internal research and partnership with customers and industrial institutes. We are working on the development of new products including products operating at different wavelengths and with high energy, ultra short pulses in order to address opportunities in micro-machining applications as well as semiconductor and other non-metal processing. We are also developing complementary products and accessories such as welding and cutting heads and systems including systems used in macro and micro processing applications. In addition to new products, our research and development focuses on enhancing the performance of our internally manufactured components and refining production processes to improve electrical efficiency and reduce the costs of our products. As a percentage of sales, research and development expense increased to 7.0% for the three months ended June 30, 2014 from 6.2% for the three months ended June 30, 2013.
General and administrative expense. General and administrative expense increased by $0.3 million, or 2.3%, to $13.1 million for the three months ended June 30, 2014 from $12.8 million for the three months ended June 30, 2013, primarily as a result of increased personnel, spending on information systems, insurance, depreciation costs and bad debt provisions. As a percentage of sales, general and administrative expense decreased to 6.8% for the three months ended June 30, 2014 from 7.6% for the three months ended June 30, 2013.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates had been the same as one year ago, net sales for the three months ended June 30, 2014 would have been $2.7 million lower, gross profit would have been $0.4 million lower and total operating expenses would have been $0.2 million higher.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $0.9 million for the three months ended June 30, 2014 as compared to $0.1 million gain for the three months ended June 30, 2013. The change is primarily attributable to the changes of the U.S. Dollar against the Euro, Russian Ruble, Korean Won, Japanese Yen and Chinese Yuan.
Interest expense, net. Interest expense, net remained relatively flat for the three months ended June 30, 2014 and 2013.
Other income (expense), net. Other income (expense), net was $0.2 million of income compared to $0.2 million of expense for the three months ended June 30, 2014 and for the three months ended June 30, 2013, respectively.
Provision for income taxes. Provision for income taxes was $20.7 million for the three months ended June 30, 2014 compared to $17.9 million for the three months ended June 30, 2013. The effective tax rates were consistent at 30.0% for the three months ended June 30, 2014 and 2013.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $6.6 million to $48.3 million for the three months ended June 30, 2014 compared to $41.7 million for the three months ended June 30, 2013. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 0.3 percentage points to 25.1% for the three months ended June 30, 2014 from 24.8% for the three months ended June 30, 2013 due to the factors described above.
Results of Operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013
Net sales. Net sales increased by $52.8 million, or 17.0%, to $362.8 million for the six months ended June 30, 2014 from $310.0 million for the six months ended June 30, 2013.

	Six Months Ended June 30,
	2014		2013		Change
		% of Total		% of Total
Materials processing	$347,996	95.9%	$290,663	93.8%	$57,333	19.7%
Other applications	14,783	4.1%	19,360	6.2%	(4,577)	(23.6)%
Total	$362,779	100.0%	$310,023	100.0%	$52,756	17.0%

Sales for materials processing applications increased primarily due to higher sales of high-power and medium-power lasers used in cutting, welding, additive manufacturing, cladding and cleaning applications offset by declines in sales of pulsed lasers used in marking and engraving applications. We continue to see increased acceptance of the advantages of fiber laser technology. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are increasing by displacing gas lasers in systems sold by our OEM customers. QCW laser sales are also increasing due to continued acceptance and by displacing Nd:YAG lasers in applications such as fine-welding, cutting and marking/engraving as well as penetrating new applications such as hole drilling and glass cutting. The decrease in sales of pulsed lasers used for marking and engraving applications is due to increased competition and pricing pressure in Asia.
Cost of sales and gross margin. Cost of sales increased by $24.8 million, or 17.2%, to $169.3 million for the six months ended June 30, 2014 from $144.5 million for the six months ended June 30, 2013. Our gross margin decreased slightly to 53.3% from 53.4% for the six months ended June 30, 2014 and 2013, respectively. Gross margin decreased due to increased provisions for excess or obsolete inventory partially offset by increased absorption of manufacturing overhead costs.
Sales and marketing expense. Sales and marketing expense increased by $2.5 million, or 19.7%, to $15.2 million for the six months ended June 30, 2014 from $12.7 million for the six months ended June 30, 2013, primarily as a result of increases in personnel, travel, insurance, premises costs and depreciation. As a percentage of sales, sales and marketing expense increased to 4.2% for the six months ended June 30, 2014 from 4.1% for the six months ended June 30, 2013.
Research and development expense. Research and development expense increased by $6.9 million, or 35.6%, to $26.1 million for the six months ended June 30, 2014, compared to $19.3 million for the six months ended June 30, 2013, primarily as a result of increases in personnel, material used for research and development, outside research contracts, premises costs and depreciation. Much of our research and development is focused on developing new applications for fiber lasers through internal research and partnership with customers and industrial institutes. We are working on the development of new products including products operating at different wavelengths and with high energy, ultra short pulses in order to address opportunities in micro-machining applications as well as semiconductor and other non-metal processing. We are also developing complementary products and accessories such as welding and cutting heads and systems including systems used in macro and micro processing applications. In addition to new products, our research and development focuses on enhancing the performance of our internally manufactured components and refining production processes to improve electrical efficiency and reduce the costs of our products. As a percentage of sales, research and development expense increased to 7.2% for the six months ended June 30, 2014 from 6.2% for the six months ended June 30, 2013.
General and administrative expense. General and administrative expense increased by $1.4 million, or 5.7%, to $26.0 million for the six months ended June 30, 2014 from $24.6 million for the six months ended June 30, 2013, primarily as a result of increased personnel, spending on information systems, insurance, depreciation costs, bad debt provisions and loss on disposal of equipment. As a percentage of sales, general and administrative expense decreased to 7.2% for the six months ended June 30, 2014 from 7.9% for the six months ended June 30, 2013.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates had been the same as one year ago, net sales for the six months ended June 30, 2014 would have been $3.3 million lower, gross profit would have been $0.6 million lower and total operating expenses would have been $0.7 million higher.
Loss (gain) on foreign exchange. We incurred a foreign exchange gain of $0.4 million for the six months ended June 30, 2014 as compared to $0.6 million gain for the six months ended June 30, 2013. The change is primarily attributable to the changes of the U.S. Dollar against the Euro, Russian Ruble, Korean Won, Japanese Yen and Chinese Yuan.
Interest expense, net. Interest expense, net remained relatively consistent at $0.1 million of expense for the six months ended June 30, 2014 and 2013.
Other income (expense), net. Other income (expense), net increased to $0.6 million of income for the six months ended June 30, 2014 compared to $0.2 million of expense for the six months ended June 30, 2013. The expense amount in the six months ended June 30, 2013 included a $2.9 million goodwill impairment charge partially offset by a $2.5 million reduction in contingent consideration related to prior year acquisitions.
Provision for income taxes. Provision for income taxes was $38.2 million for the six months ended June 30, 2014 compared to $32.4 million for the six months ended June 30, 2013, representing an effective tax rate of 30.1% and 29.7% for the six months ended June 30, 2014 and 2013, respectively. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The increase in effective rate was due to differences in recognition of research and development tax credits available in the United States. The American Taxpayer Relief Act
of 2012 (the “Act”) was signed into law on January 2, 2013 which retroactively reinstated research and development tax credits for 2012 and authorized them for 2013 as well. Accordingly, all of the 2012 credits were recognized in the first quarter of 2013.

This benefit reduced our effective tax rate as a discrete item in our tax provision for the first quarter of 2013. The legislation enabling research and development credits expired for 2014 and new legislation has not been enacted. Accordingly, there is no benefit for research and development tax credits recognized for the six months ended June 30, 2014.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $12.0 million to $88.8 million, or 15.6% for the six months ended June 30, 2014 compared to $76.8 million for the six months ended June 30, 2013. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 0.3 percentage points to 24.5% for the six months ended June 30, 2014 from 24.8% for the six months ended June 30, 2013 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of June 30, 2014 consisted of cash and cash equivalents of $483.4 million, unused credit lines and overdraft facilities of $62.3 million and other working capital (excluding cash and cash equivalents) of $257.5 million. This compares to cash and cash equivalents of $448.8 million, unused credit lines and overdraft facilities of $61.8 million and other working capital (excluding cash and cash equivalents) of $237.5 million as of December 31, 2013. The increase in cash and cash equivalents of $34.7 million from December 31, 2013 relates primarily to the following:

•	Cash provided by operating activities in the six months ended June 30, 2014 of $76.9 million.

•
Cash provided by financing activities of $4.6 million from the exercise of stock options and their related tax benefit partially offset by payments on long-term borrowings and net payments of line-of-credit facilities.

•	Cash used by investing activities of $45.5 million which mostly relate to capital expenditures.
Our current portion of long-term debt consists of the remaining balance of a $12.0 million secured variable-rate note. This debt matures in June 2015, at which time the outstanding debt balance would be $10.7 million. The variable interest rate was fixed by means of an interest rate swap instrument.
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
The following table details our line-of-credit facilities as of June 30, 2014:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $35.0 million	LIBOR plus 1.125% to 1.625%, depending on our performance	June 2015	Unsecured
Euro Credit Facility (Germany)(2)	Euro 20.0 million ($27.3 million)	Euribor + 1.25% or EONIA 1.75%	August 2014	Unsecured, guaranteed by parent company
Euro Overdraft Facilities(3)	Euro 2.0 million ($2.7 million)	1.2%-6.5%	October 2014	Common pool of assets of Italian subsidiary

(1)
$14.1 million of this revolving credit facility is available to our foreign subsidiaries in their respective local currencies, including India, China, Japan and South Korea. There were no drawings at June 30, 2014.

(2)
$4.8 million of this credit facility is available to our German subsidiary, $20.5 million is available to our Russian subsidiary and $2.0 million is available to our Italian subsidiary. Total drawings at June 30, 2014 was $0.8 million with an interest rate of 1.6%.

(3)	At June 30, 2014, $1.9 million of the $2.7 million was drawn upon with an interest rate of 1.2%.
Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $27.3 million, respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended June 30, 2014.
Operating activities. Net cash provided by operating activities increased by $52.6 million to $76.9 million for the six months ended June 30, 2014 from $24.3 million for the six months ended June 30, 2013, primarily resulting from:

•
A decrease in income and other taxes payable of $1.1 million in the six months ended June 30, 2014 compared to a decrease of $32.4 million in the six months ended June 30, 2013, which included cash payments for corporation tax in Germany of approximately $32 million for fiscal year 2011 and revised estimated payment for fiscal year 2012.

These payments would typically have been made in the fourth quarter of 2013. Also;

•	An increase in inventory of $15.0 million in the six months ended June 30, 2014 compared to an increase of $23.8 million in the six months ended June 30, 2013;

•
An increase in cash provided by net income after adding back non-cash charges of $118.5 million in the six months ended June 30, 2014 as compared to $103.9 million in the same period in 2013; partially offset by

•	A decrease in accounts payable of $2.7 million in the six months ended June 30, 2014 compared to an increase of $2.5 million in the six months ended June 30, 2013.
Given our vertical integration, rigorous and time-consuming testing procedures for both internally manufactured and externally purchased components and the lead time required to manufacture components used in our finished products, the rate at which we turn inventory has historically been comparatively low when compared to our cost of sales. Also, investment in inventories was required to support historic and future growth rates and to enable our historic growth rates required investment in inventories to support future sales and enable us to quote short delivery times to our customers, providing what we believe is a competitive advantage. Furthermore, if there was a disruption to the manufacturing capacity of any of our key technologies, our inventories of components should enable us to continue to build finished products for a reasonable period of time. We believe that we will continue to maintain a relatively high level of inventory compared to our cost of sales. As a result, we expect to have a significant amount of working capital invested in inventory. A reduction in our level of net sales or the rate of growth of our net sales from their current levels would mean that the rate at which we are able to convert our inventory into cash would decrease.
Investing activities. Net cash used in investing activities was $45.5 million and $39.2 million in the six months ended June 30, 2014 and 2013, respectively. The cash used in investing activities in 2014 related to the construction and purchase of new buildings in the United States, Germany and Russia as well as purchases of machinery and equipment. The cash used in investing activities in 2013 related to the construction of new buildings in the United States, Germany and Russia and an acquisition during the first quarter.
We expect to incur approximately $70 million in capital expenditures, excluding acquisitions in 2014, as we continue to upgrade facilities and add capacity worldwide to support our anticipated revenue growth. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash provided by financing activities was $4.6 million and $1.7 million in the six months ended June 30, 2014 and 2013, respectively. The cash provided by financing activities in 2014 was primarily related to the cash provided by the exercise of stock options, sales of shares under our employee stock purchase plan and the related tax benefits of the exercises partially offset by the payments on our long-term borrowings and net payments of line-of-credit facilities. The cash provided by financing activities in 2013 was primarily related to the cash provided by the exercise of stock options, sales of shares under our employee stock purchase plan and the related tax benefits of the exercises partially offset by the payments on our long-term debt and line-of-credit facilities.
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
We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. Our interest obligations on our long-term debt are fixed by means of an interest rate swap agreement. Although our U.S. revolving line of credit and our Euro credit facility have variable rates, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Japanese Yen, the Russian Ruble, and Chinese Yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Japanese Yen and Chinese Yuan. Loss on foreign exchange transactions totaled $0.9 million for the three months ended June 30, 2014. Gain on foreign exchange transactions totaled $0.1 million for the three months ended June 30, 2013. Management attempts to hedge these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency hedges as of June 30, 2014. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments to those proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2013, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
ITEM  1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results, including the following:

Russia/Ukraine

Recent events in Ukraine have resulted in the United States and the European Union imposing and escalating sanctions on Russia and certain businesses, sectors and individuals in Russia. The United States and the European Union also suspended the granting of certain types of export licenses to Russia. Russia has imposed its own sanctions on certain individuals in the U.S. and may be considering other sanctions on the U.S. and the European Union or certain businesses or individuals from them. The Company has a large manufacturing facility and research and development operations Russia which supplies components to its U.S. and German manufacturing facilities. In addition, the Company supplies components from its U.S. and German manufacturing facilities to its Russian facility. To date, the Company has not experienced any material disruptions or impact from current sanctions. Should there be disruption of the Company's supplies from or to its Russian operations, or should the United States, the European Union or Russia implement different sanctions, the Company's production and/or deliveries as well as results of operations could be materially impacted.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 — January 31, 2014	—	(1)	$—	$—	$—
February 1, 2014 — February 28, 2014	—	(1)	—	—	—
March 1, 2014 — March 31, 2014	2,639	(1)	71.10	—	—
April 1, 2014 — April 30, 2014	—	(1)	—	—	—
May 1, 2014 — May 31, 2014	—	(1)	—	—	—
June 1, 2014 — June 30, 2014	2,785	(1)	68.64	—	—
Total	5,424		$69.84	$—	$—

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

IPG PHOTONICS CORPORATION

Date: August 5, 2014	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2014	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Senior Vice President and Chief Financial Officer (Principal Financial Officer)