Form 10-Q
period 2014-09-30
IPG PHOTONICS CORP
filed 2014-11-07
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 3, 2014, there were 52,182,177 shares of the registrant's common stock issued and outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$487,518	$448,776
Accounts receivable, net	136,629	103,803
Inventories	179,476	172,700
Prepaid income taxes and income taxes receivable	20,940	15,996
Prepaid expenses and other current assets	23,464	30,836
Deferred income taxes, net	15,227	14,232
Total current assets	863,254	786,343
PROPERTY, PLANT AND EQUIPMENT, NET	271,286	252,245
DEFERRED INCOME TAXES, NET	9,674	4,799
INTANGIBLE ASSETS, NET	9,847	9,564
GOODWILL	455	455
OTHER ASSETS	30,872	7,810
TOTAL	$1,185,388	$1,061,216
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$2,276	$3,296
Current portion of long-term debt	11,667	1,333
Accounts payable	18,969	18,787
Accrued expenses and other liabilities	66,862	59,336
Deferred income taxes, net	3,151	2,109
Income taxes payable	25,088	15,218
Total current liabilities	128,013	100,079
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	20,672	21,835
LONG-TERM DEBT, NET OF CURRENT PORTION	—	11,333
Total liabilities	148,685	133,247
COMMITMENTS AND CONTINGENCIES (NOTE 12)
IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 52,168,371 shares issued and outstanding at September 30, 2014; 51,930,978 shares issued and outstanding at December 31, 2013	5	5
Additional paid-in capital	556,401	538,908
Retained earnings	534,771	390,757
Accumulated other comprehensive loss	(54,474)	(1,701)
Total IPG Photonics Corporation stockholders’ equity	1,036,703	927,969
TOTAL	$1,185,388	$1,061,216
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
NET SALES	$199,651	$172,152	$562,430	$482,175
COST OF SALES	90,561	79,339	259,829	223,799
GROSS PROFIT	109,090	92,813	302,601	258,376
OPERATING EXPENSES:
Sales and marketing	7,496	6,801	22,708	19,514
Research and development	13,447	11,501	39,593	30,782
General and administrative	14,172	13,175	40,212	37,814
(Gain) loss on foreign exchange	(3,614)	1,563	(4,039)	972
Total operating expenses	31,501	33,040	98,474	89,082
OPERATING INCOME	77,589	59,773	204,127	169,294
OTHER INCOME (EXPENSE), Net:
Interest (expense) income, net	(4)	63	(143)	(25)
Other income, net	162	218	735	49
Total other income (expense)	158	281	592	24
INCOME BEFORE PROVISION FOR INCOME TAXES	77,747	60,054	204,719	169,318
PROVISION FOR INCOME TAXES	(22,547)	(17,716)	(60,705)	(50,133)
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$55,200	$42,338	$144,014	$119,185
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$1.06	$0.82	$2.77	$2.32
Diluted	$1.05	$0.81	$2.73	$2.28
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	52,088	51,495	52,060	51,474
Diluted	52,792	52,367	52,780	52,346
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
			(In thousands)
Net income	$55,200	$42,338	$144,014	$119,185
Other comprehensive income, net of tax:
Translation adjustments	(46,918)	11,892	(52,901)	(2,094)
Unrealized gain on derivatives	45	53	128	227
Total other comprehensive (loss) income	(46,873)	11,945	(52,773)	(1,867)
Comprehensive income attributable to IPG Photonics Corporation	$8,327	$54,283	$91,241	$117,318
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$144,014	$119,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,409	23,414
Deferred income taxes	(5,954)	(7,591)
Stock-based compensation	11,067	8,604
Unrealized (gain) loss on foreign currency transactions	(4,547)	972
Other	464	369
Provisions for inventory, warranty & bad debt	19,906	18,203
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(37,926)	(26,942)
Inventories	(30,220)	(43,705)
Prepaid expenses and other current assets	202	(3,478)
Accounts payable	1,324	(2,008)
Accrued expenses and other liabilities	2,653	2,734
Income and other taxes payable	(609)	(25,186)
Tax benefit from exercise of employee stock options	(2,696)	(3,610)
Net cash provided by operating activities	124,087	60,961
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property, plant and equipment	(72,723)	(48,333)
Purchase of intangible assets	(2,000)	—
Proceeds from sales of property, plant and equipment	418	202
Acquisition of businesses	—	(5,555)
Other	66	442
Net cash used in investing activities	(74,239)	(53,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	26,051	14,124
Payments on line-of-credit facilities	(26,836)	(15,019)
Principal payments on long-term borrowings	(1,000)	(2,519)
Exercise of employee stock options and issuances under employee stock purchase plan	3,730	3,228
Tax benefit from exercise of employee stock options	2,696	3,610
Net cash provided by financing activities	4,641	3,424
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(15,747)	3,161
NET INCREASE IN CASH AND CASH EQUIVALENTS	38,742	14,302
CASH AND CASH EQUIVALENTS — Beginning of period	448,776	384,053
CASH AND CASH EQUIVALENTS — End of period	$487,518	$398,355
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$302	$190
Cash paid for income taxes	$56,730	$74,107
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$2,649	$3,185
Inventory transferred to machinery and equipment	$1,303	$—
Additions to property, plant and equipment included in accounts payable	$1,959	$679
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2014		2013
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	51,930,978	$5	51,359,247	$5
Exercise of stock options	219,875	—	231,408	—
Common stock issued under employee stock purchase plan	17,518	—	13,913	—
Balance, end of period	52,168,371	5	51,604,568	5
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		538,908		511,039
Stock-based compensation		11,067		8,604
Exercise of stock options and related tax benefit from exercise		5,402		6,120
Common stock issued under employee stock purchase plan		1,024		718
Balance, end of period		556,401		526,481
RETAINED EARNINGS
Balance, beginning of year		390,757		234,977
Net income attributable to IPG Photonics Corporation		144,014		119,185
Balance, end of period		534,771		354,162
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(1,701)		(3,094)
Translation adjustments		(52,901)		(2,094)
Unrealized gain on derivatives, net of tax		128		227
Balance, end of period		(54,474)		(4,961)
TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS’ EQUITY		$1,036,703		$875,687
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by IPG Photonics Corporation, or "IPG", "we", "our", "its" or the "Company". Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
In the opinion of the Company's management, the unaudited financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
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
3. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2014	2013
Components and raw materials	$58,172	$54,539
Work-in-process	63,823	64,927
Finished goods	57,481	53,234
Total	$179,476	$172,700
The Company recorded inventory provisions totaling $2,551 and $4,286 for the three months ended September 30, 2014 and 2013, respectively, and $8,363 and $7,842 for the nine months ended September 30, 2014 and 2013, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. ACCRUED EXPENSES AND OTHER LIABLILITES
Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2014	2013
Accrued compensation	$29,626	$25,727
Customer deposits and deferred revenue	21,504	18,489
Current portion of accrued warranty	7,948	7,724
Other	7,784	7,396
Total	$66,862	$59,336

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

5. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	September 30,	December 31,
	2014	2013
Revolving line-of-credit facilities:
European overdraft facilities	$2,276	$1,038
Euro line of credit	—	2,258
Total	$2,276	$3,296
Term debt:
U.S. long-term note	$11,667	$12,666
Less: current portion	(11,667)	(1,333)
Total long-term debt	$—	$11,333
The U.S. and Euro lines of credit are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. There were no drawings on the U.S. line of credit at September 30, 2014 or December 31, 2013. At September 30, 2014, there were no amounts drawn on the Euro line of credit, however, there were $1.9 million of guarantees issued against the line which reduces total availability.
As of September 30, 2014, the remaining balance of the U.S. long-term note outstanding is considered current because the term of the note expires in June 2015 and is thus due within one year.
6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to IPG Photonics Corporation	$55,200	$42,338	$144,014	$119,185
Weighted average shares	52,088	51,495	52,060	51,474
Dilutive effect of common stock equivalents	704	872	720	872
Diluted weighted average common shares	52,792	52,367	52,780	52,346
Basic net income attributable to IPG Photonics Corporation per share	$1.06	$0.82	$2.77	$2.32
Diluted net income attributable to IPG Photonics Corporation per share	$1.05	$0.81	$2.73	$2.28
The computation of diluted weighted average common shares excludes options to purchase 30,000 shares and 31,000 shares for the three months ended September 30, 2014 and 2013, respectively, and 61,000 shares and 210,000 shares for the nine months ended September 30, 2014 and 2013, respectively, because the effect would be anti-dilutive.
7. DERIVATIVE FINANCIAL INSTRUMENTS
Derivative instruments – The Company's primary market exposures are to interest rates and foreign exchange rates. The Company uses certain derivative financial instruments to help manage these exposures. The Company executes these instruments with financial institutions it judges to be credit-worthy. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
The Company recognizes all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. The Company has an interest rate swap that is classified as a cash flow hedge of its variable rate debt. The Company has no derivatives that are not accounted for as a hedging instrument.
Cash flow hedges – The Company's cash flow hedge is an interest rate swap under which it pays fixed rates of interest. The fair value amounts in the consolidated balance sheet related to the interest rate swap were:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Notional Amounts[1]		Other Assets		Other Current Liabilities[2]		Other Long-Term Liabilities[2]
September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
2014	2013	2014	2013	2014	2013	2014	2013
$11,667	$12,666	$—	$—	$221	$—	$—	$423
  (1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
  (2) As of September 30, 2014, the remaining balance of the U.S. long-term note outstanding is considered current because the term of the note expires in June 2015 and is thus due within one year. Accordingly, the interest rate swap liability has been reclassified.
The derivative gains and losses in the consolidated statements of income related to the Company's interest rate swap contracts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Effective portion recognized in other comprehensive loss, pretax:
Interest rate swap	$145	$186	$427	$733
Effective portion reclassified from other comprehensive loss to interest expense, pretax:
Interest rate swap	$(73)	$(101)	$(225)	$(371)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—	$—
8. FAIR VALUE MEASUREMENTS
The Company's financial instruments consist of cash equivalents, accounts receivable, auction rate securities, accounts payable, drawings on revolving lines of credit, long-term debt and certain derivative instruments.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company’s assets and liabilities measured at fair value:

		Fair Value Measurements at September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$237,390	$237,390	$—	$—
Auction rate securities	1,126	—	—	1,126
Total assets	$238,516	$237,390	$—	$1,126
Liabilities
Contingent purchase consideration	$98	$—	$—	$98
Interest rate swaps	221	—	221	—
Total liabilities	$319	$—	$221	$98

		Fair Value Measurements at December 31, 2013

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$240,159	$240,159	$—	$—
Auction rate securities	1,120	—	—	1,120
Total assets	$241,279	$240,159	$—	$1,120
Liabilities
Contingent purchase consideration	$375	$—	$—	$375
Interest rate swaps	423	—	423	—
Total liabilities	$798	$—	$423	$375
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Auction Rate Securities
Balance, beginning of period	$1,124	$1,116	$1,120	$1,112
Change in fair value and accretion	2	2	6	6
Balance, end of period	$1,126	$1,118	$1,126	$1,118
Contingent Purchase Consideration
Balance, beginning of period	$357	$559	$375	$3,023
Change in fair value and currency fluctuations	(259)	(184)	(277)	(2,648)
Balance, end of period	$98	$375	$98	$375
9. GOODWILL AND INTANGIBLES
The carrying amount of goodwill was $455 at both December 31, 2013 and September 30, 2014.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Intangible assets, subject to amortization, consisted of the following:

	September 30, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$6,642	$(4,124)	$2,518	6 Years	$4,667	$(4,091)	$576	6 Years
Customer relationships	3,828	(3,376)	452	5 Years	4,112	(3,324)	788	5 Years
Production know-how	6,918	(2,427)	4,491	8 Years	7,063	(1,747)	5,316	8 Years
Technology, trademark and tradename	4,175	(1,789)	2,386	8 Years	4,271	(1,387)	2,884	8 Years
	$21,563	$(11,716)	$9,847		$20,113	$(10,549)	$9,564
During the third quarter of 2014, the Company purchased certain patents and patent rights in the amount of $2,000.
Amortization expense for the three months ended September 30, 2014 and 2013 was $527 and $596, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was $1,604 and $1,705, respectively. The estimated future amortization expense for intangibles for the remainder of 2014 and subsequent years is as follows:

2014	2015	2016	2017	2018	Thereafter	Total
$518	$1,527	$1,439	$1,439	$1,375	$3,549	$9,847
10. PRODUCT WARRANTIES
The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the nine months ended September 30, 2014 and 2013.

	2014	2013
Balance at January 1	$14,997	$10,714
Provision for warranty accrual	10,460	7,867
Warranty claims and other reductions	(7,195)	(4,977)
Foreign currency translation	(1,183)	136
Balance at September 30	$17,079	$13,740
Accrued warranty reported in the accompanying consolidated financial statements as of September 30, 2014 and December 31, 2013 consist of $7,948 and $7,724 in accrued expenses and other liabilities and $9,131 and $7,273 in other long-term liabilities, respectively.
11. INCOME TAXES
A reconciliation of the total amounts of unrecognized tax benefits is as follows:

	2014	2013
Balance at January 1	$6,501	$5,392
Reductions of prior period positions	—	(63)
Additions for tax positions in prior period	—	—
(Reductions) additions for tax positions in current period	(795)	293
Balance at September 30	$5,706	$5,622
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company's effective tax rate, if recognized.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business.
These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of September 30, 2014 and through the filing date of these Financial Statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.

Russia/Ukraine
Recent events in Ukraine have resulted in the United States and the European Union imposing and escalating sanctions on Russia and certain businesses, sectors and individuals in Russia. The United States and the European Union also suspended the granting of certain types of export licenses to Russia. Russia has imposed its own sanctions on certain individuals in the U.S. and may be considering other sanctions on the U.S. and the European Union or certain businesses or individuals from them. The Company has a large manufacturing facility and research and development operations in Russia which supplies components to its U.S. and German manufacturing facilities and finished lasers to the Company's subsidiary in China. In addition, the Company supplies components from its U.S. and German manufacturing facilities to its Russian facility. To date, the Company has not experienced any material disruptions or impact from current sanctions. Should there be disruption of the Company's supplies from or to its Russian operations, or should the United States, the European Union or Russia implement different sanctions, the Company's production and/or deliveries as well as results of operations would be affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements."
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
Net sales. We derive net sales primarily from the sale of fiber lasers and amplifiers. We also sell diode lasers, communications systems, laser systems and complementary products. We sell our products through our direct sales organization and our network of distributors and sales representatives, as well as system integrators. We sell our products to OEMs that supply materials processing laser systems, communications systems and medical laser systems to end users. We also sell our products to end users that build their own systems which incorporate our products or use our products as an energy or light source. Our scientists and engineers work closely with OEMs, systems integrators and end users to analyze their system requirements and match appropriate fiber laser or amplifier specifications. Our sales cycle varies substantially. If an OEM has qualified our product for use in their systems or for a certain application the sales cycle will depend upon the end demand for their products and our manufacturing lead times. For other customers, the sales cycle can range from a period of a few weeks to as long as one year or more, but is typically several months.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $2.6 million and $4.3 million for the three months ended September 30, 2014 and 2013, respectively, and $8.4 million and $7.8 million for the nine months ended September 30, 2014 and 2013, respectively and $15.1 million, $8.2 million and $6.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
General and administrative expense. We expect our general and administrative expenses to increase as we continue to invest in systems and resources to support our worldwide operations. Legal expenses vary from quarter to quarter based primarily upon the timing and level of litigation and transaction activities.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 24% for the nine months ended September 30, 2014 and 21%, 16% and 17% for the full years 2013, 2012 and 2011, respectively. Our largest customer accounted for 12% of our net sales for the nine months ended September 30, 2014. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013
Net sales. Net sales increased by $27.5 million, or 16.0%, to $199.7 million for the three months ended September 30, 2014 from $172.2 million for the three months ended September 30, 2013.

	Three Months Ended September 30,
	2014		2013		Change
		% of Total		% of Total
Materials processing	$192,288	96.3%	$164,101	95.3%	$28,187	17.2%
Other applications	7,363	3.7%	8,051	4.7%	(688)	(8.5)%
Total	$199,651	100.0%	$172,152	100.0%	$27,499	16.0%
Sales for materials processing applications increased due to higher sales across our product lines including high-power, medium-power, QCW and pulsed lasers. We continue to see increased acceptance of the advantages of fiber laser technology. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are increasing by displacing gas lasers in systems sold by our OEM customers. QCW laser sales increased due to continued acceptance and by displacing Nd:YAG lasers in applications such as fine-welding and hole drilling as well as penetrating new applications. Medium-power lasers sales increased due to underlying growth in laser sintering and 3D manufacturing applications and continued adoption for fine welding applications. The increase in sales of pulsed lasers used for marking and engraving applications is due to the timing of underlying consumer electronics demand and the introduction of the new generation of low-cost, low-power pulsed lasers that we recently launched in Asia.

Cost of sales and gross margin. Cost of sales increased by $11.2 million, or 14.1%, to $90.6 million for the three months ended September 30, 2014 from $79.3 million for the three months ended September 30, 2013. Our gross margin increased to 54.6% for the three months ended September 30, 2014 from 53.9% for the three months ended September 30, 2013. Gross margin increased due to reductions in product costs that were greater than the decline in the average selling prices and due to product mix which benefited from an increase in sales of medium-power lasers. Decreased product cost is the result of increased vertical integration and internal manufacturing of components which produced components more cheaply than previous purchase costs. These benefits were slightly offset by decreases in manufacturing efficiency due to increased capacity and fixed manufacturing cost and slightly lower capacity utilization.
Sales and marketing expense. Sales and marketing expense increased by $0.7 million, or 10.2%, to $7.5 million for the three months ended September 30, 2014 from $6.8 million for the three months ended September 30, 2013, primarily as a result of increases in personnel, consultant and depreciation costs. As a percentage of sales, sales and marketing expense decreased to 3.8% for the three months ended September 30, 2014 from 4.0% for the three months ended September 30, 2013.
Research and development expense. Research and development expense increased by $1.9 million, or 16.9%, to $13.4 million for the three months ended September 30, 2014, compared to $11.5 million for the three months ended September 30, 2013, primarily as a result of increases in personnel, material used for research and development, outside research contracts, premises and stock-based compensation costs. Much of our research and development is focused on developing new applications for fiber lasers through internal research and partnership with customers and industrial institutes. We are working on the development of new products including products operating at different wavelengths and with high energy, ultra short pulses in order to address opportunities in micro-machining applications as well as semiconductor and other non-metal processing. We are also developing complementary products and accessories such as welding and cutting heads and systems including systems used in macro and micro processing applications. In addition to new products, our research and development focuses on enhancing the performance of our internally manufactured components and refining production processes to improve electrical efficiency and reduce the costs of our products. As a percentage of sales, research and development expense remained flat at 6.7% for the three months ended September 30, 2014 and 2013.
General and administrative expense. General and administrative expense increased by $1.0 million, or 7.6%, to $14.2 million for the three months ended September 30, 2014 from $13.2 million for the three months ended September 30, 2013, primarily as a result of increased personnel, consultants, stock-based compensation, legal, premises, depreciation costs and bad debt provisions. As a percentage of sales, general and administrative expense decreased to 7.1% for the three months ended September 30, 2014 from 7.7% for the three months ended September 30, 2013.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates had been the same as one year ago, net sales for the three months ended September 30, 2014 would have been $0.8 million higher, gross profit would have been $0.6 million higher and total operating expenses would have been $0.5 million higher.
(Gain) loss on foreign exchange. We incurred a foreign exchange gain of $3.6 million for the three months ended September 30, 2014 as compared to $1.6 million loss for the three months ended September 30, 2013. The change is primarily attributable to the appreciation of the U.S. Dollar compared to the Euro, Russian Ruble and Japanese Yen.
Interest (expense) income, net. Interest (expense) income, net remained relatively flat for the three months ended September 30, 2014 and 2013.
Other income, net. Other income, net was flat at $0.2 million of income for the three months ended September 30, 2014 and 2013.
Provision for income taxes. Provision for income taxes was $22.5 million for the three months ended September 30, 2014 compared to $17.7 million for the three months ended September 30, 2013. The effective tax rates were 29.0% and 29.5% for the three months ended September 30, 2014 and 2013, respectively. The decrease in effective tax rate was the result of a reduction of tax reserves upon completion of a tax audit in the U.S.A. offset by the reduction of benefit for research and development credits in the U.S.A. because the underlying legislation authorizing these credits expired on December 31, 2013 and has not yet been re-enacted.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $12.9 million to $55.2 million for the three months ended September 30, 2014 compared to $42.3 million for the three months ended September 30, 2013. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 3.0 percentage points to 27.6% for the three months ended September 30, 2014 from 24.6% for the three months ended September 30, 2013 due to the factors described above.

Results of Operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
Net sales. Net sales increased by $80.3 million, or 16.6%, to $562.4 million for the nine months ended September 30, 2014 from $482.2 million for the nine months ended September 30, 2013.

	Nine Months Ended September 30,
	2014		2013		Change
		% of Total		% of Total
Materials processing	$540,284	96.1%	$453,199	94.0%	$87,085	19.2%
Other applications	22,146	3.9%	28,977	6.0%	(6,831)	(23.6)%
Total	$562,430	100.0%	$482,176	100.0%	$80,254	16.6%
Sales for materials processing applications increased primarily due to higher sales of high-power and medium-power lasers used in cutting, welding, additive manufacturing, cladding and cleaning applications offset by declines in sales of pulsed lasers used in marking and engraving applications. We continue to see increased acceptance of the advantages of fiber laser technology. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are increasing by displacing gas lasers in systems sold by our OEM customers. QCW laser sales are also increasing due to continued acceptance and by displacing Nd:YAG lasers in applications such as fine-welding, cutting and marking/engraving as well as penetrating new applications such as hole drilling. Increased medium-power laser sales are due to growth in underlying applications such as laser sintering and 3D manufacturing. The decrease in sales of pulsed lasers used for marking and engraving applications is due to increased competition and pricing pressure in Asia, however, during third quarter of 2014, with the introduction of a new generation of low-cost, low-power pulsed lasers, we are achieving year-over-year increases in pulsed laser sales.
Cost of sales and gross margin. Cost of sales increased by $36.0 million, or 16.1%, to $259.8 million for the nine months ended September 30, 2014 from $223.8 million for the nine months ended September 30, 2013. Our gross margin increased to 53.8% from 53.6% for the nine months ended September 30, 2014 and 2013, respectively. Gross margin increased due to increased absorption of manufacturing overhead costs partially offset by increased provisions for excess or obsolete inventory.
Sales and marketing expense. Sales and marketing expense increased by $3.2 million, or 16.4%, to $22.7 million for the nine months ended September 30, 2014 from $19.5 million for the nine months ended September 30, 2013, primarily as a result of increases in personnel, stock-based compensation, travel, insurance, consultants, premises costs and depreciation. As a percentage of sales, sales and marketing expense remained flat at 4.0% for the nine months ended September 30, 2014 and 2013.
Research and development expense. Research and development expense increased by $8.8 million, or 28.6%, to $39.6 million for the nine months ended September 30, 2014, compared to $30.8 million for the nine months ended September 30, 2013, primarily as a result of increases in personnel, stock-based compensation, material used for research and development, outside research contracts, premises costs and depreciation. Much of our research and development is focused on developing new applications for fiber lasers through internal research and partnership with customers and industrial institutes. We are working on the development of new products including products operating at different wavelengths and with high energy, ultra short pulses in order to address opportunities in micro-machining applications as well as semiconductor and other non-metal processing. We are also developing complementary products and accessories such as welding and cutting heads and systems including systems used in macro and micro processing applications. In addition to new products, our research and development focuses on enhancing the performance of our internally manufactured components and refining production processes to improve electrical efficiency and reduce the costs of our products. As a percentage of sales, research and development expense increased to 7.0% for the nine months ended September 30, 2014 from 6.4% for the nine months ended September 30, 2013.
General and administrative expense. General and administrative expense increased by $2.4 million, or 6.3%, to $40.2 million for the nine months ended September 30, 2014 from $37.8 million for the nine months ended September 30, 2013, primarily as a result of increased personnel, stock-based compensation, spending on information systems, premises, insurance, depreciation costs, bad debt provisions and loss on disposal of equipment. As a percentage of sales, general and administrative expense decreased to 7.1% for the nine months ended September 30, 2014 from 7.8% for the nine months ended September 30, 2013.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates had been the same as one year ago, net sales for the nine months ended September 30, 2014 would have been $2.5 million lower, gross profit would have been $1.5 million lower and total operating expenses would have been $1.2 million higher.

(Gain) loss on foreign exchange. We incurred a foreign exchange gain of $4.0 million for the nine months ended September 30, 2014 as compared to a $1.0 million gain for the nine months ended September 30, 2013. The change is primarily attributable to the changes of the U.S. Dollar against the Euro, Russian Ruble, Korean Won, Japanese Yen and Chinese Yuan.
Interest (expense) income, net. Interest (expense) income, net remained relatively flat for the nine months ended September 30, 2014 and 2013.
Other income, net. Other income, net increased to $0.7 million of income for the nine months ended September 30, 2014 compared to approximately $0.1 million of income for the nine months ended September 30, 2013. The amounts in the nine months ended September 30, 2013 included a $2.9 million goodwill impairment charge partially offset by a $2.7 million reduction in contingent consideration related to prior year acquisitions.
Provision for income taxes. Provision for income taxes was $60.7 million for the nine months ended September 30, 2014 compared to $50.1 million for the nine months ended September 30, 2013, representing an effective tax rate of 29.7% and 29.6% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The increase in effective rate was due to differences in recognition of research and development tax credits available in the United States. The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013 which retroactively reinstated research and development tax credits for 2012 and authorized them for 2013 as well. Accordingly, all of the 2012 credits were recognized in the first quarter of 2013. This benefit reduced our effective tax rate as a discrete item in our tax provision for the first quarter of 2013. The legislation enabling research and development credits expired for 2014 and new legislation has not been enacted. Accordingly, there is no benefit for research and development tax credits recognized for the nine months ended September 30, 2014. This was partially offset by a reduction of tax related reserves in Q3 of 2014 upon completion of a tax audit in the U.S.A.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $24.8 million to $144.0 million, or 20.8% for the nine months ended September 30, 2014 compared to $119.2 million for the nine months ended September 30, 2013. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 0.9 percentage points to 25.6% for the nine months ended September 30, 2014 from 24.7% for the nine months ended September 30, 2013 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of September 30, 2014 consisted of cash and cash equivalents of $487.5 million, unused credit lines and overdraft facilities of $73.3 million and other working capital (excluding cash and cash equivalents) of $247.7 million. This compares to cash and cash equivalents of $448.8 million, unused credit lines and overdraft facilities of $61.8 million and other working capital (excluding cash and cash equivalents) of $237.5 million as of December 31, 2013. The increase in cash and cash equivalents of $38.7 million from December 31, 2013 relates primarily to the following:

•	Cash provided by operating activities in the nine months ended September 30, 2014 of $124.1 million.

•
Cash provided by financing activities of $4.6 million from the exercise of stock options and their related tax benefit partially offset by payments on long-term borrowings and net payments of line-of-credit facilities.

•	Cash used by investing activities of $74.2 million which mostly relate to capital expenditures.
Our current portion of long-term debt consists of the remaining balance of a $11.7 million secured variable-rate note. This debt matures in June 2015, at which time the outstanding debt balance would be $10.7 million. The variable interest rate was fixed by means of an interest rate swap instrument.
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

The following table details our line-of-credit facilities as of September 30, 2014:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $35.0 million	LIBOR plus 1.125% to 1.625%, depending on our performance	June 2015	Unsecured
Euro Credit Facilities (Germany)(2)	Euro 30.0 million ($38.1 million)	Euribor + 1.00% or EONIA 1.25%	July 2017	Unsecured, guaranteed by parent company and Germany subsidiary
Euro Overdraft Facilities(3)	Euro 2.0 million ($2.5 million)	1.0%-6.5%	October 2015	Common pool of assets of Italian subsidiary

(1)
$14.1 million of this revolving credit facility is available to our foreign subsidiaries in their respective local currencies, including India, China, Japan and South Korea. There were no drawings at September 30, 2014.

(2)
$20.3 million is available to our Russian subsidiary, $10.1 million is available to our German subsidiary, $3.8 million of this credit facility is available to our Chinese subsidiary and $3.8 million is available to our Italian subsidiary. At September 30, 2014, there were no amounts drawn on this line, however, there were $1.9 million of guarantees issued against the line which reduces total availability.

(3)	At September 30, 2014, $2.3 million of the $2.5 million was drawn upon with an interest rate of 1.0%.
Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $38.1 million, respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended September 30, 2014.
Operating activities. Net cash provided by operating activities increased by $63.1 million to $124.1 million for the nine months ended September 30, 2014 from $61.0 million for the nine months ended September 30, 2013, primarily resulting from:

•
A decrease in income and other taxes payable of $0.6 million in the nine months ended September 30, 2014 compared to a decrease of $25.2 million in the nine months ended September 30, 2013, which included cash payments for corporation tax in Germany of approximately $32 million for fiscal year 2011 and revised estimated payment for fiscal year 2012 that would typically have been made in the fourth quarter of 2013. Also;

•	An increase in inventory of $30.2 million in the nine months ended September 30, 2014 compared to an increase of $43.7 million in the nine months ended September 30, 2013;

•
An increase in cash provided by net income after adding back non-cash charges of $191.4 million in the nine months ended September 30, 2014 as compared to $163.2 million in the same period in 2013; partially offset by

•	An increase in accounts receivable of $37.9 million in the nine months ended September 30, 2014 compared to an increase of $26.9 million in the nine months ended September 30, 2013;

•	The effect of exchange rates on cash related to the appreciation of the U.S. Dollar compared to the Euro, Russian Ruble and Chinese Yuan of $15.7 million.
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
Investing activities. Net cash used in investing activities was $74.2 million and $53.2 million in the nine months ended September 30, 2014 and 2013, respectively. The cash used in investing activities in 2014 related to the construction and purchase of new buildings in the U.S.A., Germany and Russia, purchases of machinery and equipment and the acquisition of certain patents. The cash used in investing activities in 2013 related to the construction of new buildings in the U.S.A., Germany and Russia and an acquisition during the first quarter.
We expect to incur between $82.0 million and $87.0 million in capital expenditures, excluding acquisitions in 2014, as we continue to upgrade facilities and add capacity worldwide to support our anticipated revenue growth. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash provided by financing activities was $4.6 million and $3.4 million in the nine months ended September 30, 2014 and 2013, respectively. The cash provided by financing activities in 2014 was primarily related to the cash provided by the exercise of stock options, sales of shares under our employee stock purchase plan and the related tax benefits of the exercises partially offset by the payments on our long-term borrowings and net payments of line-of-credit facilities. The cash provided by financing activities in 2013 was primarily related to the cash provided by the exercise of stock options, sales of shares under our employee stock purchase plan and the related tax benefits of the exercises partially offset by the payments on our long-term debt and line-of-credit facilities.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and we intend that such forward-looking statements be subject to the safe harbors created thereby. For this purpose, any statements contained in this Quarterly Report on Form 10-Q except for historical information are forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our businesses, or other characterizations of future events or circumstances are forward-looking statements.
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, "Business" and Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Japanese Yen, the Russian Ruble, and Chinese Yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Japanese Yen and Chinese Yuan. Gain on foreign exchange transactions totaled $3.6 million for the three months ended September 30, 2014. Loss on foreign exchange transactions totaled $1.6 million for the three months ended September 30, 2013. Management attempts to hedge these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency hedges as of September 30, 2014. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision of our chief executive officer and our chief financial officer, our management has evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
Changes in Internal Controls
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments to those proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2013, and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, except that the plaintiff in Dallakian v. IPG Photonics Corporation, filed in the United States District Court of the District of Massachusetts, voluntarily dismissed the lawsuit in August 2014.
ITEM  1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results, including the following:

Russia/Ukraine

Recent events in Ukraine have resulted in the United States and the European Union imposing and escalating sanctions on Russia and certain businesses, sectors and individuals in Russia. The United States and the European Union also suspended the granting of certain types of export licenses to Russia. Russia has imposed its own sanctions on certain individuals in the U.S. and may be considering other sanctions on the U.S. and the European Union or certain businesses or individuals from them. We have a large manufacturing facility and research and development operations in Russia which supplies components to our U.S. and German manufacturing facilities and finished lasers to our subsidiary in China. In addition, we supply components from our U.S. and German manufacturing facilities to our Russian facility. To date, we have not experienced any material disruptions or impact from current sanctions. Should there be disruption of our supplies from or to our Russian operations, or should the United States, the European Union or Russia implement different sanctions, our production and/or deliveries as well as results of operations would be affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 — January 31, 2014	—	(1)	$—	$—	$—
February 1, 2014 — February 28, 2014	—	(1)	—	—	—
March 1, 2014 — March 31, 2014	2,639	(1)	71.10	—	—
April 1, 2014 — April 30, 2014	—	(1)	—	—	—
May 1, 2014 — May 31, 2014	—	(1)	—	—	—
June 1, 2014 — June 30, 2014	2,785	(1)	68.64	—	—
July 1, 2014 — July 31, 2014	—	(1)	—	—	—
August 1, 2014 — August 31, 2014	24	(1)	67.70	—	—
September 1, 2014 — September 30, 2014	4,294	(1)	68.78	—	—
Total	9,742		$69.37	$—	$—

(1)
In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the abov

e table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld in 2014.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description
10.1	Amendment to loan agreement with Bank of America, N.A.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION

Date: November 7, 2014	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Senior Vice President and Chief Financial Officer (Principal Financial Officer)