Form 10-K
period 2014-12-31
IPG PHOTONICS CORP
filed 2015-03-02
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Registrant's telephone number, including area code:
(508) 373-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, Par Value $0.0001 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1.9 billion, calculated based upon the closing price as reported by the Nasdaq Global Market on June 30, 2014. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
As of February 24, 2015, 52,482,512 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant's fiscal year ended December 31, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1 (Business) and Item 1A (Risk Factors) of Part I and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of Part II of this Annual Report on Form 10-K. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission (the "SEC"). In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
ITEM 1.    BUSINESS
Our Company
IPG Photonics Corporation ("IPG", the "Company", the "Registrant", "we", "us" or "our") is the leading developer and manufacturer of a broad line of high-performance fiber lasers, fiber amplifiers and diode lasers that are used for diverse applications, primarily in materials processing. Fiber lasers are a relatively new generation of lasers that combine the advantages of semiconductor diodes, such as long life and high efficiency, with the high amplification and precise beam qualities of specialty optical fibers to deliver superior performance, reliability and usability.
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
We are listed on the Nasdaq Global Market (ticker: IPGP). We began operations in 1990 and we incorporated in Delaware in 1998. Our principal executive offices are located at 50 Old Webster Road, Oxford, Massachusetts 01540, and our telephone number is (508) 373-1100.
Industry Background
Conventional Laser Technologies
Since the laser was invented over 50 years ago, laser technology has revolutionized a broad range of applications and products in various industries, including general manufacturing, automotive, medical, research, consumer products, electronics, semiconductors and communications. Lasers provide flexible, non-contact and high-speed ways to process and treat various materials. They are incorporated into manufacturing, medical and other systems by OEMs, system integrators and end users. Also, they are widely used to transmit large volumes of data in optical communications systems, various medical applications and test and measurement systems. For a wide variety of applications, lasers provide superior performance and a more cost-effective solution than non-laser technologies.
Lasers emit an intense light beam that can be focused on a small area, causing metals and other materials to melt, vaporize or change their character. These properties are utilized in applications requiring very high-power densities, such as cutting, marking and engraving, welding, additive manufacturing, printing, drilling, cladding, ablation and other materials processing procedures. Lasers are well-suited for imaging and inspection applications, and the ability to confine laser light to narrow wavelengths makes them particularly effective in medical and sensing applications. A laser works by converting electrical energy to optical energy. In a laser, an energy source excites or pumps a lasing medium, which converts the energy from the source into an emission consisting of particles of light, called photons, at a particular wavelength.
Historically, carbon dioxide ("CO2") gas lasers and crystal lasers have been the two principal laser types used in materials processing and many other applications. They are named for the materials used to create the lasing action. A CO2 laser produces light by electrically stimulating a gas-filled tube and delivers the beam through free space using mirrors to provide direction. A crystal laser uses an arc lamp, pulsed flash lamp or diode stack or array to optically pump a special crystal. The most common crystal lasers use yttrium aluminum garnet ("YAG") crystals infused with neodymium or ytterbium. Some crystal lasers also use mirrors in free space to deliver the beam or direct the beam through fiber optics.
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
Although low-power fiber lasers were introduced four decades ago, their recent adoption has been driven primarily by our improvements in their output power levels and cost as well as their superior performance and lower cost of ownership compared with conventional lasers. We have successfully increased output power levels by developing improved optical components such as diodes and active fibers that have increased their power capacities and improved their performance. Fiber lasers now offer output powers that exceed those of conventional lasers in many categories. Also, semiconductor diodes historically have represented the majority of the cost of fiber lasers. In the past, the high cost of diodes meant that fiber lasers could not compete with conventional lasers on price and limited their use to high value-added applications. Over the last decade, however, our semiconductor diodes have become more affordable and reliable due, in part, to substantial advancements in semiconductor diode technology, packaging design and increased production volumes. As a result, the average cost per watt of output power has decreased dramatically over the last decade. Because of these improvements, our fiber lasers can now effectively compete with conventional lasers over a wide range of output powers and applications. As a pioneer in the development and commercialization of fiber lasers, we have contributed to many advancements in fiber laser technology and products.
Advantages of Fiber Lasers over Conventional Lasers
We believe that fiber lasers provide a combination of benefits that include:

•
Superior Performance.    Fiber lasers provide uniform beam quality over the entire power range. In most conventional laser solutions, the beam quality is sensitive to output power, while in fiber lasers, the output beam is virtually non-divergent over a wide power range. A non-divergent beam enables higher levels of precision, increased power densities and the ability to deliver the beam over greater distances to where processing can be completed. The superior beam quality and greater intensity of a fiber laser's beam allow tasks to be accomplished more rapidly, with lower-power units and with greater flexibility than comparable conventional lasers.

•
Lower Cost.    The purchase price for fiber lasers is generally lower than that of YAG lasers and of many CO2 lasers. In addition, fiber lasers are less expensive to operate due to their lower energy usage, lower required maintenance costs and better processing speeds. Fiber lasers convert electrical energy to optical energy approximately 2 to 3 times more efficiently than diode-pumped YAG lasers, approximately 3 times more efficiently than conventional CO2 lasers and approximately 15 to 30 times more efficiently than lamp-pumped YAG lasers. Because fiber lasers are much more energy-efficient and place lower levels of thermal stress on their internal components, they have substantially lower cooling requirements compared to those of conventional lasers, which also improves overall energy efficiency. Fiber lasers have lower maintenance costs due to the high performance and long life of our single-emitter diodes, fiber optics and other optical components, which can be used for up to 100,000 hours without replacement. The higher power density of the fiber laser beam also allows for higher processing speeds in many applications, which increases the operating efficiencies on a per-part basis.

•
Ease of Use.    Many features of fiber lasers make them easier to operate, maintain and integrate into laser-based systems as compared to conventional lasers, many of which require mirrors to direct the beam. There are no moving parts in fiber lasers and the beam is contained in a flexible fiber optic cable so they do not require adjustments of internal components or mirrors to direct the beam.

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
World's Leading Producer of Fiber Laser Technology.    We are the world's largest manufacturer of fiber lasers. As a pioneer and technology leader in fiber lasers, we have built leading positions in our various end markets with a large and diverse customer base. Based on our leadership positions, we are able to leverage our scale to reduce costs for our customers and drive the proliferation of fiber lasers in existing and new applications. We rely on several key proprietary technologies, including pumping technology, manufacturing of fiber to withstand the high output power of our lasers, gain blocks and optics that contribute to the superior performance and reliability of our products.
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
Diverse Customer Base, End Markets and Applications.    Our diverse customer base, end markets and applications provide us with many growth opportunities. In 2014, we shipped more than 24,800 devices to over 2,700 customers worldwide, with no single customer representing more than 11% of our sales. Our products are used in a wide variety of applications and end markets worldwide. Our principal end markets and representative applications within those markets include:

Materials Processing

General manufacturing	• Flat sheet, tube and 3D cutting • Marking, engraving and printing • Welding, brazing and hardening • 3D printing, selective laser melting and sintering

Automotive	• High-strength steel cutting and welding • Welding tailored metal blanks, frames, seats and transmissions • Brazing and welding of auto frames • Seam welding

Heavy industry	• Hardening and welding pipes in nuclear, wind turbine and pipeline industries • Welding and cutting thick plates for ships and rail cars • Drilling for natural resources

Aerospace	• Welding titanium air frames • Cladding parts • Percussion drilling of parts

Consumer	• Cutting and marking parts for electronics and appliances • Electronics and credit card marking • Welding razor blades and batteries • Stent and pacemaker manufacturing

Semiconductor and electronics	• Computer disk manufacturing and texturing • Photovoltaic manufacturing • Memory repair and trim

Advanced Applications	• Obstacle warning and light detecting and ranging • Special projects and research • Directed energy demonstrations • Sensing and instrumentation

Communications	• Broadband — fiber to premises • Broadband — cable video signal transport • Metro and long-haul wire-line DWDM transport

Medical	• Skin rejuvenation and wrinkle removal • General surgery and urology • Dental
Broad Product Portfolio and Ability to Meet Customer Requirements.    We offer a broad range of standard and custom fiber lasers and amplifiers, enabling deployment in a wide variety of applications and end markets. Our vertically integrated manufacturing, broad technology expertise and investment in inventory enable us to design, prototype and commence high-volume production of our products rapidly, allowing us to meet customer request for quick deliveries.
Our Strategy
Our objective is to maintain and extend our leadership position in our industry by pursuing the following key elements of our strategy:
Leverage Our Technology to Increase Sales.    As fiber lasers become more widely accepted, we plan to leverage our position as the leader in fiber lasers and our applications expertise to develop solutions for customers and increase our position in the broader laser market. We believe that our fiber lasers will continue to displace traditional lasers in many existing applications due to their superior performance and value. Over the last few years, our high-power lasers have become widely accepted in two- and three-dimension cutting, one of the largest laser materials processing applications. We plan to continue to leverage our fiber laser technology by pursuing large-scale laser applications where our fiber lasers offer improved customer value and performance. Some of the more significant applications we intend to target include: (i) additive manufacturing (also called 3D printing) with higher power ytterbium lasers; (ii) micro-processing, scribing and marking with high-power green lasers, ultra-fast pulsed lasers and ultra-violet ("UV"), lasers now under development and (iii) laser welding.
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
Expand Our Product Portfolio.    We plan to continue to invest in research and development to add additional wavelengths, power levels and other parameters while also improving beam quality, as well as developing new product lines and laser-based systems. Using our core technologies and breadth of experience, we plan to expand the wavelengths at which our lasers operate. This includes UV, orange, red and high power green lasers for fine and micro processing and other novel applications. We are introducing and developing pulsed fiber lasers with ultra-short pulse durations (nanosecond, picosecond and femtosecond) with high peak powers and mid infra-red lasers. We have introduced a line of optical processing heads for optimized use with our laser sources. Further, we will continue to expand sales of specialized laser-based systems to meet the specific needs of manufacturing end users whose requirements are not met by standard systems or in certain geographic areas where fiber laser systems are not currently available.
Lower Our Costs Through Manufacturing Improvements and Innovation.    We plan to seek further improvements in component manufacturing processes and device assembly as well as innovation in components and device designs to improve performance and decrease the overall cost per watt for our products. As we increase our production volumes, we improve our internal manufacturing economies of scale and we believe we will be able to better negotiate price reductions with certain suppliers. We intend to leverage our technology and operations expertise to manufacture additional components in order to reduce costs, ensure component quality, ensure supply and improve product performance. In 2014, we produced more of our mechanical parts, manufactured more of our printed circuit board and power supplies we use and redesigned certain optical components to improve quality. We further decreased the manufacturing cost of our packaged diodes. In addition, we manufactured additional components that we had previously outsourced, such as mechanical cabinets, printed circuit boards, optical sub-assemblies. By reducing the cost per watt of our lasers and maintaining the lower operating cost of our products, we believe that we can increase laser use in applications in which conventional lasers could not be used economically.
Expand Global Reach to Attract Customers Worldwide.    The acceptance of fiber laser technology has expanded in both developed and emerging markets around the world. As a result, we have increased and will continue to increase our international sales and service locations to respond to our customers' needs. In 2014, we established a sales office in Poland, an application center in both Shenzhen and Beijing, China and continued to expand our facilities in Russia, U.S. and Germany to increase manufacturing capacity.
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
Our products are based on a common proprietary technology platform using many of the same core components, such as semiconductor diodes and specialty fibers, which we configure to our customers' specifications. Our engineers and scientists work closely with OEMs, system integrators and end users to develop and customize our products for their needs. Because of our flexible and modular product architecture, we offer products in different configurations according to the desired application, including modules, rack-mounted units and tabletop units. Our engineers and other technical experts work directly with the customer in our application and development centers to develop and configure the optimal solution for each customer's manufacturing requirements. We also manufacture certain complementary products that are used with our lasers, such as optical delivery cables, fiber couplers, beam switches, optical processing heads and chillers.

Lasers
Our laser products include low (1 to 99 watts), medium (100 to 999 watts) and high (1,000 watts and above) output power lasers from 0.3 to 4.5 microns in wavelength. These lasers either may be CW, QCW or pulsed. Our pulsed line includes nanosecond, picosecond and femtosecond lasers. We offer several different types of lasers, which are defined by the type of gain medium they use. These are ytterbium, erbium and thulium, as well as Raman and hybrid fiber-crystal lasers. We also sell fiber pigtailed packaged diodes and fiber coupled direct diode laser systems that use semiconductor diodes rather than optical fibers as their gain medium. In addition, we offer high-energy pulsed lasers, multi-wavelength lasers, tunable lasers, single-polarization and single-frequency lasers, as well as other versions of our products.
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
We offer a retrofit service to replace CO2 and lamp-pumped YAG laser sources with fiber lasers in many welding, cutting, drilling and other systems, allowing customers to retain their existing laser systems. We also make active and passive laser materials and tunable lasers in the middle-infrared region.
Amplifiers
Our amplifier products range from milliwatts to up to 1,500 watts of output power from 1 to 2 microns in wavelength. We offer erbium-doped fiber amplifiers ("EDFAs"), Raman amplifiers and integrated communications systems that incorporate our amplifiers. These products are predominantly deployed in broadband networks such as fiber to the home ("FTTH"), fiber to the curb ("FTTC"), and passive optical networks ("PON"), and dense wavelength division multiplexing ("DWDM"), networks. We also offer ytterbium and thulium specialty fiber amplifiers and broadband light sources that are used in advanced applications. In addition, we sell single-frequency, linearly polarized and polarization-maintaining versions of our amplifier products. As with our fiber lasers, our fiber amplifiers offer some of the highest output power levels and highest number of optical outputs in the industry. We believe our line of fiber amplifiers offers the best commercially available output power and performance.
Systems
Besides selling laser sources, we also offer integrated laser systems for particular geographic markets or custom-developed for a customer's manufacturing requirements. Through our IPG Microsystems business, we offer industrial grade UV excimer, diode pumped solid state and picosecond laser micromachining systems and materials processing services. Key applications for these systems include advanced laser scribing and laser lift-off ("LLO") of light-emitting diodes ("LEDs"), thin film solar scribing, semiconductor, micro-electro-mechanical systems ("MEMS"), research, biomedical and industrial micromachining. IPG Microsystems' laser systems operate at wavelengths from 157nm to 1,064nm, and are important to a growing set of today's industrial micromachining applications.
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
The following table lists our principal product lines that generated a substantial majority of our revenues in 2014, and the principal applications markets in which they are used:

Product Line	Principal Markets	Principal Applications

High-Power Ytterbium CW (1,000 — 100,000 Watts)	Automotive Heavy Industry General Manufacturing Natural Resources Aerospace	• Cutting • Welding • Annealing • Drilling • Cladding • Brazing • Paint stripping

Mid-Power Ytterbium CW (100 — 999 Watts)	General Manufacturing Consumer Medical Devices Printing Electronics	• Cutting • Welding • Scribing • Engraving • 3D printing

Pulsed Ytterbium (0.1 to 200 Watts)	General Manufacturing Semiconductor Medical Devices Consumer Electronics Panel Displays	• Marking • Engraving • Scribing • Drilling • Coating removal • Cutting

Pulsed and CW Green Lasers	Microprocessing and Semiconductor Solar General Manufacturing	• Annealing silicon wafers • Thin film ablation • Marking plastics

Quasi-CW Ytterbium (100 — 900 Watts)	Medical Device Computer Components Fine-Processing	• Welding and micro-welding • Drilling • Cutting metals and crystals

Erbium Amplifiers	Broadband Access Cable TV DWDM Instrumentation Scientific Research	• Telephony • Video on demand • High-speed internet • Ultra-long-haul transmission • Beam combining
Our products are used in a broad range of applications. The major application is materials processing, comprising approximately 95% of our sales in 2014. Our products also address other applications, including advanced applications (approximately 3% of sales), communications (approximately 1% of sales) and medical (approximately 1% of sales).
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
Laser welding offers several important advantages compared to conventional welding technology as it is non-contact, easy to automate, provides high process speed and results in narrow-seamed, high-quality welds that generally require little or no post-processing machining. The high beam quality of our fiber lasers coupled with high CW power offer deep penetration welding as well as shallow conduction mode welding. In addition, fiber lasers can be focused to a small spot with extremely long focal lengths, enabling remote welding "on the fly," a flexible method of three-dimensional welding in which the laser beam is positioned by a robot-guided scanner. Such remote welding stations equipped with fiber lasers are used for welding door panels and seat backs, the multiple welding of spot and lap welds over the entire auto body frame and welding "body-in-white," which is welding pieces of metal with different thicknesses for automotive applications. Typically, mid to high-power ytterbium fiber lasers and long-pulse QCW ytterbium fiber lasers are used in welding applications. Our products are used also for laser brazing of visible joints in automobiles such as tailgates, roof joints and columns. Brazing is a method of joining sheet metal by using a melted filler material similar to soldering but requiring higher temperatures.
Marking and Engraving.    With the increasing need for source traceability, component identification and product tracking as a means of reducing product liability and preventing falsification, as well as the demand for modern robotic production systems, manufacturers increasingly demand marking systems capable of applying serialized alphanumeric, graphic or bar code identifications directly onto their manufactured components. Laser engraving is similar to marking but forms deeper grooves in the material. In contrast to conventional acid etching and ink-based technologies, lasers can mark a wide variety of metal and non-metal materials, such as ceramic, glass and plastic surfaces, at high speeds and without contact by changing the surface structure of the material or by engraving. Laser marking systems can be easily integrated into a customer's production process and do not subject the item being marked to mechanical stress. Our ytterbium pulsed fiber lasers are used for these applications.
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
Remote Sensing.    Our products are used in light detection and ranging ("LIDAR"), a laser technique for remote sensing. Optical fiber can be used as a sensor for measuring changes in temperature, pressure and gas concentration in oil wells, atmospheric and pollution measurements and seismic exploration.
Communications
We design and manufacture a DWDM transport system for transmission of multiple wavelength channels over a single optical fiber including a full range of fiber amplifiers and Raman pump lasers that enable optical transmission over very long distances. We design and manufacture transponders and muxponders by leveraging our system-on-a-chip design competency requiring very large scale integration. IPG's fiber amplifiers are deployed in some of the world's largest broadband FTTH networks.
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
Broadband Access.    The delivery to subscribers of television programming and Internet-based information and communication services is converging, driven by advances in Internet Protocol ("IP") technology and by changes in the regulatory and competitive environment. Fiber optic lines now offer connection speeds of up to 10 gigabits per second to the subscriber, or 1,000 times faster than digital subscriber lines ("DSL"), or cable links. We offer a series of specialty multi-port EDFAs and cable television ("TV") nodes and transmitters that support different types of passive optical network architectures, enabling high-speed data, voice, video on demand and high-definition TV. We provide an EDFA that supports up to 64 output ports, which allows service providers to support a high number of customers in a small space, reducing overall power consumption and network cost. End users for our products include communications network operators for video wavelength division multiplexing overlay solutions, operators of metro and long-haul networks for DWDM and amplification solutions, as well as cable and multiple system operators for optical amplification solutions.
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
Customers
We sell our products globally to OEMs, system integrators and end users in a wide range of diverse markets who have the in-house engineering capability to integrate our products into their own systems. We have thousands of customers worldwide. Our primary end market is materials processing, comprised of general manufacturing, automotive, heavy industry, aerospace, consumer products, medical device manufacturing, natural resources, photovoltaic semiconductor and electronics customers. We also sell our products to other end markets, including advanced applications (comprised of commercial companies, universities, research entities and government entities), communications (comprised of system integrators, utilities and municipalities) and medical (comprised of medical laser systems manufacturers and researchers). We believe that our customer, geographic and end market diversification minimizes dependence on any single industry or group of customers.
The following table shows the allocation of our net sales (in thousands) among our principal markets:

	Year Ended December 31,
	2014		2013		2012
		% of Total		% of Total
Materials Processing	$731,274	95.0%	$608,702	94.0%	$492,013	87.5%
Other applications:
Advanced Applications	25,704	3.3	26,190	4.0	43,052	7.6
Communications	8,523	1.1	9,135	1.4	21,706	3.9
Medical	4,331	0.6	4,007	0.6	5,757	1.0
Total other applications:	38,558	5.0	39,332	6.0	70,515	12.5
Total	$769,832	100.0%	$648,034	100.0%	$562,528	100.0%
One of our customers, Han's Laser, headquartered in China, accounted for 11% of our net sales for both the years ended December 31, 2014 and 2013. No other customer accounted for 10% or more of our net sales for 2014 or 2013. None of our customers accounted for 10% or more of our net sales for the year ended December 31, 2012.

Our net sales (in thousands) were derived from customers in the following geographic regions:

	Year Ended December 31,
	2014		2013		2012
		% of Total		% of Total		% of Total
United States and other North America (1)	$113,233	14.7%	$116,935	18.0%	$108,316	19.3%
Europe:
Germany	77,404	10.1	65,147	10.1	89,848	16.0
Other including Eastern Europe/CIS	173,018	22.5	140,279	21.7	110,860	19.7
Asia and Australia:
Japan	72,573	9.4	67,981	10.5	69,576	12.4
China	245,102	31.9	192,134	29.7	138,782	24.7
Other	85,426	11.1	64,346	9.9	43,445	7.7
Rest of World	3,076	0.3	1,212	0.1	1,701	0.2
Total	$769,832	100.0%	$648,034	100.0%	$562,528	100.0%
(1) The substantial majority of sales in North America are to customers in the United States.
Backlog
At December 31, 2014, our backlog of orders (generally scheduled for shipment within one year) was approximately $321.0 million compared to $265.0 million at December 31, 2013. At December 31, 2014, our backlog included $174.5 million of orders with firm shipment dates and $146.5 million of frame agreements that we expect to ship within one year, compared to $132.6 million of orders with firm shipment dates and $132.4 million of frame agreements at December 31, 2013. Frame agreements generally are agreements without committed shipment dates. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, we have not experienced a significant cancellation rate. We manage the risk of cancellation by establishing the right to charge a cancellation fee that generally covers a portion of the purchase price, any materials and development costs incurred prior to the order being canceled. Our ability to enforce this right depends on many factors including, but not limited to, the customer's requested length of delay, the number of other outstanding orders with the customer and our ability to quickly convert the canceled order to another sale.
We anticipate shipping a substantial majority of the present backlog during fiscal year 2015. However, our backlog at any given date is not necessarily indicative of actual sales for any future period.
Sales, Marketing and Support
We market our products internationally primarily through our direct sales force. Our direct sales force sells to end users, OEMs and systems integrators. Once our fiber laser products are designed into an OEM system, the OEM's sales force markets its systems, allowing us to take advantage of numerous OEMs sales forces, each typically having several sales persons in locations other than where our sales offices are located. We have sales offices in the countries in which we have major manufacturing: United States, Germany and Russia. We also have sales and service offices in the following countries: China, France, India, Italy, Japan, Poland, Singapore. South Korea, Spain, Turkey and the United Kingdom. We have materials processing application centers in the United States, Germany, Russia, China, Italy, Japan and South Korea, which we use to demonstrate our products and develop new applications. Our application centers are fundamental to developing new laser applications for customers and assisting them in integrating lasers into their production processes.
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
We developed these proprietary components, manufacturing tools, equipment and techniques over many years in an effort to address the major issues that had been inhibiting the development of fiber laser technology and to provide products that differentiate us from our competitors. We believe that the proprietary components, manufacturing tools, equipment, techniques and software utilized in all of our product lines provide extensive barriers to potential competitors. Generally, we do not sell our proprietary components to third parties in significant quantities. Using our technology platform, we configure standard products based upon each customer's specifications. Through our vertically integrated manufacturing operations, we believe that we can develop, test and produce new products and configurations with higher performance and reliability and in less time than by working with external vendors. We have developed proprietary testing methodologies that allow us to develop higher power components and products in short periods of time, enable us to introduce products to the market more quickly, capitalize on new opportunities and provide superior service to our customers.
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
Our research and development efforts are also directed at expanding our product line by increasing power levels, improving beam quality and electrical efficiency, decreasing the size of our products and lowering the cost per watt. We also are engaged in research projects to expand the spectral range of products that we offer, including the development of UV pulsed fiber lasers, ultra-fast pulsed fiber lasers, and a mid-infrared ("IR") line of lasers from 2 to 5 microns, with a hybrid fiber and crystal laser design. Our team of experienced scientists and engineers works closely with many of our customers to develop and introduce custom products that address specific applications and performance requirements.
We incurred research and development costs of approximately $53.4 million, $41.7 million and $31.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect to continue our commitment to research and development and to introduce new products, systems and complementary products that would allow us to maintain our competitive position. See Item 7, "Management's Discussion and Analysis of Financial Condition of Results of Operations."
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
We have increased our efforts to expand our patent portfolio globally. As of February 17, 2015, we have over 170 patents issued and over 260 pending patent applications worldwide relating principally to optical fiber lasers, amplifiers, bulk optics, semiconductors, and laser and telecommunications systems. With respect to the United States, we were issued 20 patents and we filed 24 applications on new subject matter in 2014. In February 2008, we purchased a portfolio of photonics patents from British Telecommunications plc in the fields of optical fiber lasers and amplifiers, semiconductor devices, integrated optics, fiber gratings, high-speed systems and optical networking. Intellectual property rights, including those that we own, those that we license and those of others, involve significant risks. See Item 1A, "Risk Factors-Our Inability to Protect Our Intellectual Property and Proprietary Technologies Could Result in the Unauthorized Use of Our Technologies by Third Parties, Hurt Our Competitive Position and Adversely Affect Our Operating Results."
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
We believe we compete favorably with respect to these criteria. In the materials processing market, the competition is fragmented and includes a large number of competitors. We compete with makers of high-power CO2, YAG and disc lasers, including Fanuc, Rofin-Sinar Technologies, Inc. and Trumpf GmbH + Co. KG, makers of mid and low-power CO2, solid-state lasers such as Coherent, Inc., GSI Group Inc., Newport Corporation and Rofin-Sinar Technologies, Inc., and direct diode lasers such as Laserline GmbH. We also compete with fiber laser makers, including Rofin-Sinar Technologies, Inc., Trumpf GmbH + Co. KG, GSI Group Inc., Coherent Inc., Hypertherm, Inc., Newport Corporation, The Furukawa Electric Co., Ltd., Keopsys SA, Mitsubishi Cable Industries, Ltd., Amada Co., Ltd., Raycus Fiber Laser Technologies Co. Ltd., Maxphotonics Co., Ltd. and JDS Uniphase Corporation. Several competitors recently introduced fiber lasers or announced plans to introduce fiber lasers that compete with our high-power products. We believe that we compete favorably with other makers of fiber lasers on price and value to customer, reliability, service and performance.
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
Employees
As of December 31, 2014, we had approximately 3,030 full-time employees, including 330 in research and development, 2,330 in manufacturing operations, 140 in sales, service and marketing, and 230 in general and administrative functions. Of our total full-time employees at our principal facilities, approximately 1,010 were in the United States, 800 were in Germany, 860 were in Russia and 110 were in China. We have never experienced a work stoppage and none of our employees is subject to a collective bargaining agreement. We believe that our current relations with our employees are good. We also have approximately 340 contractors worldwide who are principally used in manufacturing operations.
Government Regulation
Regulatory Compliance
The majority of our laser and amplifier products sold in the United States are classified as Class IV Laser Products under the applicable rules and regulations of the Center for Devices and Radiological Health ("CDRH") of the U.S. Food and Drug Administration ("FDA"). The same classification system is applied in the European markets. Safety rules are formulated with "Deutsche Industrie Norm" (i.e., German Industrial Standards) or International Organization for Standardization ("ISO") standards, which are internationally harmonized.
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
Environmental Regulation
Our operations are subject to various federal, state, local and international laws governing the environment, including those relating to the storage, use, discharge, disposal, product composition and labeling of, human exposure to and hazardous and toxic materials. We believe that our operations are in material compliance with applicable environmental protection laws and regulations. Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by federal and state laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident involving such materials, we could be liable for damages and such liability could exceed the amount of our liability insurance coverage and the resources of our business.
Availability of Reports
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available free of charge on our web site at www.ipgphotonics.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC") (www.sec.gov). We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary.

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
Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers in the materials processing market, which includes general manufacturing, automotive, aerospace, other transportation, heavy industry, electronics and photovoltaic industries. Approximately 95% of our revenues in 2014 were from customers in the materials processing market. Although applications in this market are broad, sales for these applications are cyclical and have historically experienced sudden and severe downturns and periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. For example, our sales decreased by 25% in the materials processing market in 2009 as a result of the global economic recession. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in these industries or markets, which, in turn, depend upon the demand for their products or services. Decreased demand for products and services from customers for these applications during an economic downturn may lead to decreased demand for our products, which would reduce our sales and margins. We may not be able to respond by decreasing our expenses quickly enough, due in part, to our fixed overhead structure related to our vertically integrated operations and our commitments to continuing investment in research and development.
Uncertainty and adverse changes in the general economic conditions of markets in which we participate negatively affect our business.
Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the materials processing, telecommunications, advanced and medical markets and applications in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the markets and applications we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. A significant portion of our sales are to customers in China, which accounted for 32%, 30% and 25% in 2014, 2013 and 2012, respectively. A slowing of economic growth, or a recession in China, would slow our growth rates or may result in a decrease in our sales. Adverse changes have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our lasers and amplifiers, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products. A prolonged economic downturn could have a material adverse effect on our business, financial condition and results of operations.
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
Our level of sales will depend on our ability to generate sales of fiber lasers in applications where conventional lasers, such as CO2 and YAG lasers, have been used or in new and developing markets and applications for lasers where they have not been used previously. To date, a significant portion of our revenue growth has been derived from sales of fiber lasers primarily for applications where CO2 and YAG lasers historically have been used. In order to maintain or increase market demand for our fiber laser products, we will need to devote substantial resources to:

•	demonstrate the effectiveness of fiber lasers in new applications;

•	successfully develop new product lines, such as UV, visible and ultra-fast fiber lasers, that extend our product line to address different applications than our current products;

•	increase our direct and indirect sales efforts;

•	effectively service and support our installed product base on a global basis; and

•	continue to reduce our manufacturing costs and enhance our competitive position.

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
We have a high fixed cost base due to our vertically integrated business model, including the fact that approximately 77% of our approximately 3,030 employees as of December 31, 2014 were employed in our manufacturing operations. We may not adjust these fixed costs quickly enough to adapt to rapidly changing market conditions. Our gross profit, in absolute dollars and as a percentage of net sales, is impacted by our sales volume, the corresponding absorption of fixed manufacturing overhead expenses and manufacturing yields. In addition, because we are a vertically integrated manufacturer and design and manufacture our key specialty components, insufficient demand for our products may subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to expected demand, we may need to record write-downs for excess or obsolete inventory. Because we are vertically integrated, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. Changes in our level of inventory lead to an increase in cash generated from our operations when inventory is sold or a decrease in cash generated from our operations at times when the amount of inventory increases.
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
To maintain our competitive position as the leading developer and manufacturer of fiber lasers and to meet anticipated demand for our products, we invest significantly in the expansion of our manufacturing and operations throughout the world and may do so in the future. We incurred in the past and will incur in the future significant costs associated with the acquisition, build-out and preparation of our facilities. We had capital expenditures of $88.6 million and $70.9 million in 2014 and 2013, respectively, and we expect to incur approximately $60 million to $65 million in capital expenditures, excluding acquisitions, in 2015. In connection with these projects, we may incur cost overruns, construction delays, labor difficulties or regulatory issues which could cause our capital expenditures to be higher than what we currently anticipate, possibly by a material amount, which would in turn adversely impact our operating results. Moreover, we may experience higher costs due to yield loss, production inefficiencies and equipment problems until any operational issues associated with the opening of new manufacturing facilities are resolved.
The markets for our products are highly competitive and increased competition could increase our costs, reduce our sales or cause us to lose market share.
The industries in which we operate are characterized by significant price and technological competition. Our fiber laser and amplifier products compete with conventional laser technologies and amplifier products, some offered by well-established companies. Several of these are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do. Also, we compete with widely used non-laser production methods, such as water-jet cutting and resistance welding. We believe that competition will be particularly intense from makers of CO2, YAG, disc and direct diode lasers, as these makers of lasersolutions may lower prices to maintain or gain current market share and have committed significant research and development resources to pursue opportunities related to these technologies.
In addition, we face competition from a growing number of fiber laser makers, including Rofin-Sinar Technologies, Inc., Trumpf GmbH + Co. KG, GSI Group Inc., Coherent Inc., Hypertherm, Inc., Newport Corporation, The Furukawa Electric Co.,

Ltd., Keopsys SA, Mitsubishi Cable Industries, Ltd., Amada Co., Ltd., Raycus Fiber Laser Technologies Co. Ltd., Maxphotonics Co., Ltd. and JDS Uniphase Corporation. Competition from other fiber laser makers has increased and some have introduced fiber lasers or announced plans to introduce fiber lasers that compete with our products. We may not be able to successfully differentiate our current and proposed products from our competitors' products and current or prospective customers may not consider our products to be superior to competitors' products. To maintain our competitive position, we believe that we will be required to continue a high level of investment in research and development, application development and customer service and support, and to react to market pricing conditions. We may not have sufficient resources to continue to make these investments and we may not be able to make the technological advances or price adjustments necessary to maintain our competitive position. In addition, there are no assurances that our investments in research and development, application development and customer service and support will be successful. We also compete against our OEM customers' internal production of competitive laser and amplifier technologies.
A few customers account for a significant portion of our sales, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations could be adversely affected.
We rely on a few customers for a significant portion of our sales. In the aggregate, our top five customers accounted for 23%, 21% and 16% of our consolidated net sales in 2014, 2013 and 2012, respectively. Our largest customer is located in China and accounted for 11%, 11% and 7% of sales in 2014, 2013 and 2012, respectively. We generally do not enter into agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be adversely affected.
Foreign currency transaction risk may negatively affect our net sales, cost of sales and operating margins and could result in exchange losses.
We conduct our business and incur costs in the local currency of most countries in which we operate. In 2014, our net sales outside the United States represented a substantial majority of our total sales. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it operates. Changes in exchange rates can also affect our results of operations by changing the U.S. dollar value of sales, expenses and cash denominated in foreign currencies. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency transaction or translation risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers, which may have an adverse effect on our financial condition, cash flows and profitability.
Our inability to manage risks associated with our international customers and operations could adversely affect our business.
We have significant facilities in and our products are sold in numerous countries. Our principal markets include China, The United States, Germany, Switzerland, Italy, Japan, Korea and Russia. A substantial majority of our revenues are derived from customers, and we have substantial tangible assets, outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. Our operations and sales in these markets are subject to risks inherent in international business activities, including:

•	fluctuations in the values of foreign currencies;

•	longer accounts receivable collection periods and less developed credit assessment and collection procedures;

•	changes in a specific country's or region's economic conditions, such as recession;

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

•	preference for locally produced products;

•	difficulties and costs of staffing and managing international operations across different geographic areas and cultures;

•	seasonal reductions in business activities;

•	fluctuations in freight rates and transportation disruptions;

•	investment restrictions or requirements;

•	repatriation restrictions or requirements;

•	export and import restrictions; and

•	limitations on the ability of our employees to travel without restriction to certain countries in which we operate.
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
We are subject to risks of doing business in Russia through our subsidiary, NTO IRE-Polus, which provides components and test equipment to us and sells finished fiber devices to customers in Russia and neighboring countries as well as finished pulsed lasers to China. Further, over 30% of our sales are to customers in China. The results of our operations, business prospects and facilities in these two countries are subject to the economic and political environment in Russia and China. In recent years, both countries have undergone substantial political, economic and social change. As is typical of an emerging economy, neither China nor Russia possesses a well-developed business, financial, legal and regulatory infrastructure that would generally exist in a more mature free market economy. In addition, tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. The future economic direction of these two emerging market countries remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. Our failure to manage the risks associated with our operations in Russia and China and our other existing and potential future international business operations could have a material adverse effect upon our results of operations.
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
Products in the laser and amplifier industries generally, and our products specifically, are experiencing and may in the future continue to experience a decline in average selling prices ("ASPs") as a result of new product and technology introductions, increased competition and price pressures from significant customers. If the ASPs of our products decline further and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of our significant fixed costs, we are limited in our ability to reduce total costs quickly in response to any revenue shortfalls. Because of these factors, we have experienced and we may experience in the future material adverse fluctuations in our operating results on a quarterly or annual basis if the ASPs of our products continue to decline.
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
We have experienced, and expect to continue to experience, fluctuations in our quarterly operating results. We believe that fluctuations in quarterly results may cause the market price of our common stock to fluctuate, perhaps substantially. Factors which may have an influence on our operating results in a particular quarter include:

•	the increase, decrease, cancellation or rescheduling of significant customer orders;

•	the timing of revenue recognition based on the installation or acceptance of certain products shipped to our customers;

•	seasonality attributable to different purchasing patterns and levels of activity throughout the year in the areas where we operate;

•	the timing of customer qualification of our products and commencement of volume sales of systems that include our products;

•	our ability to obtain export licenses for our products on a timely basis or at all;

•	the rate at which our present and future customers and end users adopt our technologies;

•	the gain or loss of a key customer;

•	product or customer mix;

•	competitive pricing pressures;

•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	our ability to manage our inventory levels and any provisions for excess or obsolete inventory;

•	our ability to collect outstanding accounts receivable balances;

•	the incurrence of expenses to develop and improve application and support capabilities, the benefits of which may not be realized until future periods, if at all;

•	different capital expenditure and budget cycles for our customers, which affect the timing of their spending;

•	foreign currency fluctuations;

•	economic and market conditions in a particular geography or country; and

•	our ability to control expenses.
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
We generally do not enter into long-term agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules and, in some cases, orders may be canceled or delayed without significant penalty. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. In addition, due to the absence of long-term volume purchase agreements, we forecast our revenues and plan our production and inventory levels based upon the demand forecasts of our OEM customers, end users and distributors, which are highly unpredictable and can fluctuate substantially. This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. In addition, provisions have been recorded as a result of changes in market prices of certain components, the value of those inventories that was realizable through finished product sales due to declines in certain end market demand and uncertainties related to the recoverability of the value of inventories due to technological and product changes, and excess quantities. In this regard, we recorded provisions for slow-moving, obsolete or excess inventory totaling $11.3 million, $15.1 million and $8.2 million in 2014, 2013 and 2012, respectively. If our OEM customers, end users or distributors fail to accurately forecast the demand for our products, fail to accurately forecast the timing of such demand, or are unable to consistently negotiate acceptable purchase order terms with customers, our results of operations may be adversely affected.
We may pursue acquisitions and investments in new businesses, products, patents or technologies. These may involve risks which could disrupt our business and may harm our financial results and condition.
We currently have no binding commitments or agreements to make any acquisitions and have limited experience in making acquisitions. In the future, we may make acquisitions of and investments in new businesses, products, patents and technologies and expand into new geographic areas, or we may acquire operations, products or technologies that expand our current capabilities. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value of the acquired company, asset or technology to us. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products, patents or technologies into our existing business and products. As a result of the rapid pace of technological change in our industry, we may misjudge the long-term potential of an acquired business, product, patent or technology, or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management's attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability and result in dilution to our existing and future stockholders.
We rely on the significant experience and specialized expertise of our senior management and scientific staff and if we are unable to retain these key employees and attract other highly skilled personnel necessary to grow our business successfully, our business and results of operations could suffer.
Our future success is substantially dependent on the continued service of our executive officers, particularly our founder and chief executive officer, Dr. Valentin P. Gapontsev, age 76, and the managing director of our German subsidiary IPG Laser GmbH and Senior Vice-President, Europe, Dr. Eugene Scherbakov, age 67, our highly trained team of scientists, many of whom have numerous years of experience and specialized expertise in optical fibers, semiconductors and optical component technology, and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may leave, which could harm our business. The members of our scientific staff who are expected to make significant individual contributions to our business are also members of our executive management team as disclosed under Item 10, "Directors, Executive Officers and Corporate Governance" below. Furthermore, our business requires scientists and engineers with experience in several disciplines, including physics, optics, materials sciences, chemistry and electronics. We will need to continue to recruit and retain highly skilled scientists and engineers for certain functions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled research and development, managerial, operations, sales, marketing and customer service personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to extend and maintain our scientific expertise and grow our business could suffer significantly.
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
We were named a defendant in an action by a former consultant filed in August 2013 in the United States District Court for the District of Massachusetts. The plaintiff alleged in his complaint that we misappropriated certain trade secrets from him, and that we engaged in unfair trade practices. The plaintiff filed in the United States District Court of the District of Massachusetts, a voluntarily dismissal of the lawsuit in August 2014.
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
We rely on patents, trade secret laws, contractual agreements, technical know-how and other unpatented proprietary information to protect our products, product development and manufacturing activities from unauthorized copying by third parties. Our patents do not cover all of our technologies, systems, products and product components and may not prevent third parties from unauthorized copying of our technologies, products and product components. We seek to protect our proprietary technology under laws affording protection for trade secrets. We also seek to protect our trade secrets and proprietary information, in part, by requiring employees to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We have significant international operations and we are subject to foreign laws which differ in many respects from U.S. laws. Policing unauthorized use of our trade secret technologies throughout the world and proving misappropriation of our technologies are particularly difficult, especially due to the number of our employees and operations in numerous foreign countries. The steps that we take to acquire ownership of our employees' inventions and trade secrets in foreign countries may not have been effective under all such local laws, which could expose us to potential claims or the inability to protect intellectual property developed by our employees. Furthermore, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may adversely affect our ability to enforce our trade secret and intellectual property positions. Costly and time-consuming litigation could be necessary to determine the scope of our confidential information and trade secret protection. We also enter into confidentiality agreements with our consultants and other suppliers to protect our confidential information that we deliver to them. However, there can be no assurance that our confidentiality agreements will not be breached, that we will be able to effectively enforce them or that we will have adequate remedies for any breach.

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
Fiber lasers are relatively new when compared to conventional lasers and our future success depends on the development and broader acceptance of fiber lasers. Potential customers may be reluctant to adopt fiber lasers as an alternative to conventional lasers, such as CO2 and YAG, and non-laser methods, such as mechanical tools. Such potential customers may have substantial investments and know-how related to their existing laser and non-laser technologies, and may perceive risks relating to the reliability, quality, usefulness and profitability of integrating of fiber lasers in their systems when compared to other laser or non-laser technologies available in the market or that they manufacture themselves. Despite fiber lasers having better performance and prices compared to other lasers or tools, OEM customers may be reluctant to switch incumbent suppliers or we may miss design cycles of our customers. Many of our target markets, such as the automotive, machine tool and other manufacturing, communications and medical industries, have historically adopted new technologies slowly. These markets often require long test and qualification periods or lengthy government approval processes before adopting new technologies. As a result, we may expend significant resources and time to qualify our products for a new customer application, and we cannot assure that our products will be qualified or approved for such markets. If acceptance of fiber laser technology and of our fiber lasers in particular does not continue to grow within the markets that we serve, then the opportunities to maintain or increase our revenues and profitability may be severely limited.

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
As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries or states with differing tax rates, transfer pricing rules, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service ("IRS") and other tax authorities. From time to time the United States, foreign and state governments make substantive changes to tax rules and the application of rules to companies, including various announcements from the United States government potentially impacting our ability to defer taxes on international earnings. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.
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
Federal securities laws, rules and regulations, as well as the rules and regulations of self-regulatory organizations such as NASDAQ and the NYSE, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations and other laws such as anti-bribery laws. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations. Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from revenue generating to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may also be harmed.
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
Like many multinational corporations, we maintain several information technology systems, including software products licensed from third parties. These systems vary from country to country. Any system, network or Internet failures, misuse by system users, the hacking into or disruption caused by the unauthorized access by third parties or loss of license rights could disrupt our ability to timely and accurately manufacture and ship products or to report our financial information in compliance with the timelines mandated by the SEC. Any such failure, misuse, hacking, disruptions or loss would likely cause a diversion of management's attention from the underlying business and could harm our operations. In addition, a significant failure of our various information technology systems could adversely affect our ability to complete an evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.
As part of our day-to-day business, we store our data and certain data about our customers in our information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data or technology, including information regarding our customers, such security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, employee information or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

We are subject to export control regulations that could restrict our ability to increase our international sales and may adversely affect our business.
A significant part of our business involves the export of our products to other countries. The U.S. government has in place a number of laws and regulations that control the export, re-export or transfer of U.S.- origin products, software and technology. The governments of other countries in which we do business have similar regulations regarding products, software and technology originating in those countries. These laws and regulations may require that we obtain a license before we can export, re-export or transfer certain products, software or technology. The requirement to obtain a license could put us at a competitive disadvantage by restricting our ability to sell products to customers in certain countries or by giving rise to delays or expenses related to obtaining a license. In applying for a license and responding to questions from licensing authorities, we have experienced and, in the future, may experience delays in obtaining export licenses based on issues solely within the control of the applicable government agency. Under the discretion of the issuing government agency, an export license may permit the export of one unit to a single customer or multiple units to one or more customers. Licenses may also include conditions that limit the use, resale, transfer, re-export, modification, disassembly, or transfer of a product, software or technology after it is exported without first obtaining permission from the relevant government agency. Failure to comply with these laws and regulations could result in government sanctions, including substantial monetary penalties, denial of export privileges, debarment from government contracts and a loss of revenues. Delays in obtaining or failure to obtain required export licenses may require us to defer shipments for substantial periods or cancel orders. Any of these circumstances could adversely affect our operations and, as a result, our financial results could suffer.
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
We are exposed to credit risk and fluctuations in the market values of our cash, cash equivalents and marketable securities.
Given the global nature of our business, we have both domestic and international investments. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk or other factors. Also, our investments may be negatively affected by events that impact the banks or depositories that hold our investments. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although we have not realized any significant losses on our cash, cash equivalents and marketable securities, future fluctuations in their value could result in a significant realized loss.
Our ability to access financial markets to raise capital or finance a portion of our working capital requirements and support our liquidity needs may be adversely affected by factors beyond our control and could negatively impact our ability to finance our operations, meet certain obligations or implement our operating strategy.
We occasionally borrow under our existing credit facilities to fund operations, including working capital investments. Our major credit lines in the United States and Germany expire in June 2015 and July 2017, respectively. In the past, market disruptions experienced in the United States and abroad have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive, and, in certain cases, have resulted in the unavailability of certain types of financing. Uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facilities or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-

term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.
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
Sales of a substantial number of shares of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. As of December 31, 2014, we had 52,369,688 shares of common stock outstanding and 2,691,876 shares subject to outstanding options. We have registered all shares of common stock that we may issue under our stock option plans and our employee stock ownership plan. In addition, all of the unregistered shares of our common stock are now eligible for sale under Rule 144 or Rule 701 under the Securities Act. As these shares are issued, they may be freely sold in the public market subject, in the case of any awards under our stock-based compensation plans, to applicable vesting requirements.
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
Dr. Valentin P. Gapontsev, our Chairman and Chief Executive Officer, and three trusts he created collectively control approximately 33% of our voting power and have a significant influence on the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.
Dr. Valentin P. Gapontsev, our Chairman and Chief Executive Officer, and IP Fibre Devices (UK) Ltd. (IPFD), of which Dr. Gapontsev is the managing director, together with three trusts he created beneficially own approximately 33% of our common stock. Trustees of the trusts are officers or employees of the Company.
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
Provisions of our certificate of incorporation and by-laws, including certain provisions that will take effect when Dr. Valentin P. Gapontsev (together with his affiliates and associates) ceases to beneficially own an aggregate of 25% or more of our outstanding voting securities, may discourage, delay or prevent a merger, acquisition or change of control, even if it would be beneficial to our stockholders. The existence of these provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	authorizing the issuance of "blank check" preferred stock;

•	establishing a classified board;

•	providing that directors may only be removed for cause;

•	prohibiting stockholder action by written consent;

•	limiting the persons who may call a special meeting of stockholders;

•	establishing advance notice requirements for nominations for election to the board of directors and for proposing matters to be submitted to a stockholder vote; and

•	supermajority stockholder approval to change these provisions.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our main facilities at December 31, 2014 include the following:

Location	Owned or Leased	Lease Expiration	Approximate Size (sq. ft.)	Primary Activity
Oxford, Massachusetts	Owned	—	421,300	Diodes, components, complete device manufacturing, administration
Marlborough, Massachusetts	Owned	—	112,000	Manufacturing, administration
Novi, Michigan	Owned	—	16,000	Administration, service
Mountain View, California	Leased	February 2015	12,400	Components, complete device manufacturing, administration
Burbach, Germany	Owned	—	270,900	Optical fiber, components, final assembly, complete device manufacturing, administration
Fryazino, Russia	Leased	July 2016	79,000	Components, complete device
	Owned	—	512,700	Manufacturing, administration
Manchester, New Hampshire	Leased	December 2016	63,000	Components, complete device manufacturing, administration
Beijing, China	Owned	—	34,500	Administration, service
	Leased	January 2019	20,000	Service
	Leased	March 2015	12,800	Administration, service
Shanghai, China	Leased	April 2016	15,000	Administration, service
Cerro Maggiore, Italy	Owned	—	33,000	Complete device manufacturing, administration
Daejeon, South Korea	Owned	—	24,000	Administration, service
Yokohama, Japan	Owned	—	11,000	Administration, service
Chubu, Japan	Owned	—	10,300	Administration, service
Total sq.ft. occupied:			1,647,900
We maintain our corporate headquarters in Oxford, Massachusetts, and we operate four manufacturing facilities for lasers, amplifiers and components, which are located in the United States, Germany, Russia and Italy. We also manufacture laser systems in the United States, Germany, Russia and India. We are committed to meeting internationally recognized manufacturing standards. Our facilities in the United States and Germany are ISO 9001 certified and we have ISO certification in Russia for specific products. We conduct our major research and development activities in Oxford, Massachusetts, Burbach, Germany and Fryazino, Russia. In addition, research and development are also conducted at our facilities in Manchester, New Hampshire, Birmingham, Alabama, Mountain View, California and Marlborough, Massachusetts. We have sales personnel at each of our manufacturing facilities, and at offices in Novi, Michigan; Santa Clara, California; London, England; Illkirch,

France; Bangalore, India; Beijing, Shanghai and Shenzhen, China; Istanbul, Turkey; Singapore; Barcelona, Spain and Gliwice, Poland.
We plan to continue our expansion of our operations in Russia, Germany and the United States to meet the demand for our products and our sales and support needs. We believe that we will be able to obtain additional land or commercial space as needed. The additional expansion for Russia, Germany and the United States will provide an approximately additional 212,200 square feet, 114,500 square feet, and 191,200 square feet (excluding building and land purchases in 2014 for our California and Alabama locations), respectively once these additions are completed and occupied. With the amount occupied as of December 31, 2014, once all expansions are completed in 2015, we will have approximately 2.1 million square feet of occupied space to continue to execute on our planned strategies.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are party to various legal claims and legal proceedings and other disputes incidental to our business, such as employment, intellectual property or product issues. For a discussion of the risks associated with intellectual property legal proceedings and other disputes, see Item 1A. "Risk Factors — We are subject to litigation alleging that we are infringing third-party intellectual property rights. Intellectual property claims could result in costly litigation and harm our business."
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is quoted on the Nasdaq Global Market under the symbol "IPGP". The following table sets forth the quarterly high and low sale prices of our common stock as reported on the Nasdaq Global Market.

	Common Stock Price Range
	High	Low
First Quarter ended March 31, 2013	$70.11	$56.89
Second Quarter ended June 30, 2013	$67.24	$54.32
Third Quarter ended September 30, 2013	$67.81	$53.28
Fourth Quarter ended December 31, 2013	$79.00	$56.44
First Quarter ended March 31, 2014	$77.57	$63.53
Second Quarter ended June 30, 2014	$75.73	$60.31
Third Quarter ended September 30, 2014	$73.29	$61.48
Fourth Quarter ended December 31, 2014	$77.99	$60.75
As of February 24, 2015, there were 52,482,512 shares of our common stock outstanding held by approximately 46 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
Stock Price Performance Graph
The following Stock Price Performance Graph and related information includes comparisons required by the SEC. The graph does not constitute "soliciting material" and should not be deemed "filed" or incorporated by reference into any other filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference into such filing.
The following graph presents the cumulative shareholder returns for our Common Stock compared with the NASDAQ Composite Index and the S&P Technology Sector Index. We selected these comparative groups due to industry similarities and the fact that they contain several direct competitors.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG THE COMPANY, THE NASDAQ COMPOSITE INDEX AND S&P 500
TECHNOLOGY SECTOR INDEX

	5-Year Cumulative Total Return
	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
IPG Photonics Corporation	$100.00	$189.00	$202.45	$398.39	$463.90	$447.82
Nasdaq Composite (U.S. & Foreign)	$100.00	$116.91	$114.81	$133.07	$184.06	$208.71
S&P 500 Technology Sector Index	$100.00	$109.57	$110.96	$125.53	$155.28	$179.89
The above graph represents and compares the value, through December 31, 2014, of a hypothetical investment of $100 made at the closing price on December 31, 2009 in each of (i) our common stock, (ii) the NASDAQ Composite Stock Index and (iii) the S&P 500 Technology Sector Index, in each case assuming the reinvestment of dividends. The stock price performance shown in this graph is not necessarily indicative of, and not is intended to suggest, future stock price performance.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities during the past three years.

Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 — January 31, 2014	—	(1)	$—	$—	$—
February 1, 2014 — February 28, 2014	—	(1)	—	—	—
March 1, 2014 — March 31, 2014	2,639	(1)	71.10	—	—
April 1, 2014 — April 30, 2014	—	(1)	—	—	—
May 1, 2014 — May 31, 2014	—	(1)	—	—	—
June 1, 2014 — June 30, 2014	2,785	(1)	68.64	—	—
July 1, 2014 — July 31, 2014	—	(1)	—	—	—
August 1, 2014 — August 31, 2014	24	(1)	67.70	—	—
September 1, 2014 — September 30, 2014	3,148	(1)	68.78	—	—
October 1, 2014 — October 31, 2014	—	(1)	—	—	—
November 1, 2014 — November 30, 2014	—	(1)	—	—	—
December 1, 2014 — December 31, 2014	3,400	(1)	68.78	—	—
Total	11,996		$69.26	$—	$—

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

Information Regarding Equity Compensation Plans
The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2014:
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	2,691,876	$45.48	5,491,656
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	2,691,876		5,491,656

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, is derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2012, 2011 and 2010, and for the years ended December 31, 2011 and 2010, is derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results for any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$769,832	$648,034	$562,528	$474,482	$299,256
Cost of sales	353,314	308,136	257,801	217,227	152,798
Gross profit	416,518	339,898	304,727	257,255	146,458
Operating expenses:
Sales and marketing	30,637	26,692	23,845	21,731	19,100
Research and development	53,403	41,660	31,401	25,422	19,160
General and administrative	55,338	50,863	39,231	37,442	28,645
(Gain) loss on foreign exchange	(6,618)	2,536	1,362	(2,862)	(848)
Total operating expenses	132,760	121,751	95,839	81,733	66,057
Operating income	283,758	218,147	208,888	175,522	80,401
Interest (expense) income, net	(77)	(1)	319	(681)	(1,188)
Other income (expense), net	793	155	8	(257)	39
Income before provision for income taxes	284,474	218,301	209,215	174,584	79,252
Provision for income taxes	(84,029)	(62,521)	(61,471)	(53,575)	(24,900)
Net income	200,445	155,780	147,744	121,009	54,352
Less: Net income attributable to noncontrolling interests	—	—	2,740	3,250	361
Net income attributable to IPG Photonics Corporation	200,445	155,780	145,004	117,759	53,991
Net income attributable to common shareholders	$200,445	$155,780	$145,004	$117,759	$53,991
Net income per share:
Basic	$3.85	$3.02	$2.87	$2.48	$1.16
Diluted	$3.79	$2.97	$2.81	$2.41	$1.13
Weighted-average shares outstanding:
Basic	52,104	51,548	50,477	47,365	46,424
Diluted	52,824	52,375	51,536	48,685	47,594
Dividends per common share	$—	$—	$0.65	$—	$—

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$522,150	$448,776	$384,053	$180,234	$147,860
Short-term investments	—	—	—	25,451	—
Working capital, excluding cash and cash equivalents and short-term investments	249,613	237,488	155,451	135,060	70,171
Total assets	1,210,887	1,061,216	895,498	608,132	441,855
Revolving line-of-credit facilities	2,631	3,296	2,442	7,057	6,841
Long-term debt, including current portion	33,000	12,666	15,519	17,339	16,977
Redeemable noncontrolling interests	—	—	—	46,123	24,903
IPG Photonics Corporation stockholders' equity	1,046,561	927,969	742,927	443,323	316,600

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, "Selected Financial Data" and our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed under Item 1A, "Risk Factors."
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
Net sales. Our net sales grew from $299.3 million in 2010 to $769.8 million in 2014, representing a compound annual growth rate of approximately 27%. Net sales growth was driven by (i) increasing demand for our products, fueled by their superior performance and decreasing average cost per watt of output power which has resulted in a substantial improvement in their cost competitiveness compared to traditional lasers, (ii) the introduction of new products, including our high-power lasers with higher output power levels, (iii) the growing market acceptance of fiber lasers and (iv) the development of new applications for our products and new OEM customer relationships. Our annual revenue growth rates have varied. Net sales increased by 19%, 15%, 19%, 59% and 61% in 2014, 2013, 2012, 2011 and 2010, respectively.
Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 95% of our revenues in 2014 were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers for materials processing and will be subject to the broader fluctuations of capital equipment spending.
Our net sales have historically fluctuated from quarter to quarter. The increase or decrease in sales from a prior quarter can be affected by the timing of orders received from customers, the shipment, installation and acceptance of products at our customers' facilities, the mix of OEM orders and one-time orders for products with large purchase prices, and seasonal factors such as the purchasing patterns and levels of activity throughout the year in the regions where we operate. Historically, our net sales have been higher in the second half of the year than in the first half of the year. Furthermore, net sales can be affected by the time taken to qualify our products for use in new applications in the end markets that we serve. The adoption of our products by a new customer or qualification in a new application can lead to an increase in net sales for a period, which may then slow until we penetrate new markets or obtain new customers.
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
Our product mix affects our margins because the selling price per watt is generally higher for mid-power devices and certain specialty products than for high-power devices and certain pulsed lasers sold in large volumes. The overall cost of high-power lasers may be partially offset by improved absorption of fixed overhead costs associated with sales of larger volumes of higher-power products because they use a greater number of optical components and drive economies of scale in manufacturing. Also, the profit margins on systems can be lower than margins for our laser and amplifier sources, depending on the configuration, volume and competitive forces, among other factors.
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
We invested $88.6 million, $70.9 million and $68.2 million in capital expenditures in 2014, 2013 and 2012, respectively. Most of this investment relates to expansion of our manufacturing capacity.

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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $11.3 million, $15.1 million and $8.2 million in 2014, 2013 and 2012, respectively.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 23%, 21% and 16% in 2014, 2013 and 2012. In 2014 and 2013, sales to our largest customer accounted for 11% of our net sales. No customer accounted for more than 10% of sales in 2012. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to inventories, income taxes and the fair value of certain debt and equity instruments including stock-based compensation. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, which may materially affect our operating results and financial position. The accounting policies described below are those which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations and financial position.
Revenue Recognition.    We recognize revenue in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605. Revenue from orders with multiple deliverables is divided into separate units of accounting when certain criteria are met. These separate units generally consist of equipment and installation. The consideration for the arrangement is then allocated to the separate units of accounting based on their relative selling prices. The selling price of equipment is based on vendor-specific objective evidence and the selling price of installation is based on third-party evidence. Applicable revenue recognition criteria are then applied separately for each separate unit of accounting. Revenue for laser and amplifier sources generally is recognized upon the transfer of ownership which is typically at the time of shipment. Installation revenue is recognized upon completion of the installation service which typically occurs within 30 to 90 days of delivery. For laser systems, which may carry customer specific processing requirements, revenue is recognized at the latter of customer acceptance date or shipment date if the customer acceptance is made prior to shipment. Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return generally are not included in sales arrangements.
Accounts Receivable and Allowance for Doubtful Accounts.    Accounts Receivable include $25.2 million and $17.7 million of bank acceptance drafts issued in China at December 31, 2014 and 2013, respectively. Bank acceptance drafts are bank guarantees of payment on specified dates. The maturity of these bank acceptance drafts is less than 90 days. We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.
Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. We maintain a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory. The reserve is based upon a review of inventory materials on hand, which we compare with historic usage, estimated future usage and age. In addition, we review the inventory and compare recorded costs with estimates of current market value. Write-downs are recorded to reduce the carrying value to the net realizable value with respect to any part with costs in excess of current market value. Estimating demand and current market values is inherently difficult, particularly given that we make highly specialized components and products. We determine the valuation of excess and obsolete inventory by making our best estimate considering the current quantities of inventory on hand and our forecast of the need for this inventory to support future sales of our products. We often have limited information on which to base our forecasts. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation. We recorded inventory provision for excess or obsolete inventory of $11.3 million, $15.1 million and $8.2 million in 2014, 2013 and 2012, respectively.
Warranty.    We maintain an accrual for warranty claims for units sold that are subject to warranty. We estimate this accrual considering past claims experience, the number of units still carrying warranty coverage and the average life of the remaining warranty period.
Stock-based compensation.    Stock-based compensation is included in the following financial statement captions as follows:

	Year Ended December 31,
	2014	2013	2012
Cost of sales	$4,153	$3,187	$2,184
Sales and marketing	1,567	1,195	1,052
Research and development	3,033	1,929	1,327
General and administrative	6,419	5,409	4,002
Total stock-based compensation	15,172	11,720	8,565
Tax benefit recognized	(4,865)	(3,784)	(2,629)
Net stock-based compensation	$10,307	$7,936	$5,936
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

	Year Ended December 31,
	2014	2013	2012
Expected term	4.7-6.1 years	4.4-6.3 years	4.0-6.6 years
Volatility	48%-51%	51%-54%	49%-56%
Risk-free rate of return	1.46%-1.84%	0.74%-1.32%	0.59%-1.23%
Dividend yield	0.25%	0.25%	—%
Forfeiture rate	3.04%-5.86%	0%-5.97%	0%-6.1%
As stock-based compensation expense recorded in our statements of operations is based on options ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from the estimates.
We have offered an employee stock purchase plan covering our U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee's compensation. Compensation expense related to the employee stock purchase plan for the years ended 2014, 2013 and 2012, was approximately $0.6 million, $0.5 million and $0.5 million, respectively.
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
Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as "temporary differences." The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. At December 31, 2014, we recorded a net deferred tax asset of $11.7 million. If insufficient evidence of our ability to generate future taxable income arises, we may be required to record a valuation allowance against these assets, which will result in additional income tax expense. On a quarterly basis, we evaluate whether the deferred tax assets may be realized in the future and assess the need for a valuation allowance.
Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting our 2012 U.S. federal taxes, including the research and experimentation credit, could not be recognized in our 2012 financial results and instead is reflected in our 2013 financial results.
We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves recorded are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is "more likely than not" to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. At December 31, 2014, we had unrecognized tax benefits of approximately $6.5 million that, if recognized, would be recorded as a reduction in income tax expense.
At December 31, 2014, we had $301.5 million of cash in the United States and the remainder of $220.6 million at foreign locations. Cash outside of the United States is intended to fund working capital, capital expenditures and business expansion outside the United States.

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated in dollar amounts and expressed as a percentage of net sales.

	Year Ended December 31,
	2014		2013		2012
	(In thousands, except percentages and per share data)
Net sales	$769,832	100.0%	$648,034	100.0%	$562,528	100.0%
Cost of sales	353,314	45.9	308,136	47.5	257,801	45.8
Gross profit	416,518	54.1	339,898	52.5	304,727	54.2
Operating expenses:
Sales and marketing	30,637	4.0	26,692	4.1	23,845	4.2
Research and development	53,403	6.9	41,660	6.4	31,401	5.6
General and administrative	55,338	7.2	50,863	7.8	39,231	7.0
(Gain) loss on foreign exchange	(6,618)	(0.9)	2,536	0.4	1,362	0.2
Total operating expenses	132,760	17.2	121,751	18.8	95,839	17.0
Operating income	283,758	36.9	218,147	33.7	208,888	37.1
Interest (expense) income, net	(77)	—	(1)	—	319	0.1
Other income (expense), net	793	0.1	155	—	8	—
Income before provision for income taxes	284,474	37.0	218,301	33.7	209,215	37.2
Provision for income taxes	(84,029)	(10.9)	(62,521)	(9.6)	(61,471)	(10.9)
Net income	200,445	26.0	155,780	24.0	147,744	26.3
Less: Net income attributable to noncontrolling interests	—	—	—	—	2,740	0.5
Net income attributable to IPG Photonics Corporation	$200,445	26.0%	$155,780	24.0%	$145,004	25.8%
Net income attributable to IPG Photonics Corporation per share:
Basic	$3.85		$3.02		$2.87
Diluted	$3.79		$2.97		$2.81
Weighted-average shares outstanding:
Basic	52,104		51,548		50,477
Diluted	52,824		52,375		51,536
Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
Net sales. Net sales increased by $121.8 million, or 18.8%, to $769.8 million in 2014 from $648.0 million in 2013. The table below sets forth sales by application (in thousands, except for percentages):

	Year Ended December 31,
	2014		2013		Change
		% of Total		% of Total
Materials Processing	$731,274	95.0%	$608,702	93.9%	$122,572	20.1%
Other applications	38,558	5.0%	39,332	6.1%	(774)	(2.0)%
Total	$769,832	100.0%	$648,034	100.0%	$121,798	18.8%
Sales for materials processing applications increased primarily due to higher sales of high-power, medium-power and QCW lasers used in cutting, welding and laser sintering applications, offset by decreased sales of pulsed lasers used in marking and engraving applications. We continue to see increased acceptance of the advantages of fiber laser technology. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are gaining sales from gas laser systems. We also increased sales of QCW lasers used for percussion drilling of holes in the aerospace industry as well as for cutting and welding thin sheet metal as demand increased for these devices from OEM customers because they are displacing lamp pumped YAG lasers. The decrease in sales of pulsed lasers was attributable to a decrease in consumer electronics demand for marking and engraving compared to a year ago and increased competition for certain models of pulsed lasers. The decrease in other applications sales relates primarily to the continued softness in telecommunications sales in Russia and North America.

Cost of sales and gross margin. Cost of sales increased by $45.2 million, or 14.7%, to $353.3 million in 2014 from $308.1 million in 2013. Our gross margin increased to 54.1% in 2014 from 52.5% in 2013. Gross margin increased due to sales product mix and a decrease in component cost greater than the decrease in average selling prices. In addition, provisions for excess and obsolete inventory decreased. Expenses related to provisions for excess or obsolete inventory and other valuation adjustments decreased by $3.8 million to $11.3 million, or 1.5% of sales, for the year ended December 31, 2014, as compared to $15.1 million, or 2.3% of sales, for the year ended December 31, 2013.
Sales and marketing expense. Sales and marketing expense increased by $4.0 million, or 14.8%, to $30.6 million in 2014 from $26.7 million in 2013, primarily as a result of an increase in personnel costs, premises and depreciation expense. As a percentage of sales, sales and marketing expense decreased to 4.0% in 2014 from 4.1% in 2013. As we continue to expand our worldwide sales organization, we expect sales and marketing expenses to increase in the aggregate.
Research and development expense. Research and development expense increased by $11.7 million, or 28.2%, to $53.4 million in 2014 from $41.7 million in 2013, primarily as a result of an increase in personnel and consultant costs, expenses related to research and development contracts to develop new laser systems and application processes as well as an increase in materials, premises and depreciation expense. Research and development continues to focus on developing new products at different wavelengths including UV, developing end user systems, green and mid-infrared, new pulsed products, improving the electrical efficiency of high power products, enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, developing new accessories and achieving higher output powers. As a percentage of sales, research and development expense increased to 6.9% in 2014 from 6.4% in 2013. We expect to continue to invest in research and development and that research and development expense will increase in the aggregate.
General and administrative expense. General and administrative expense increased by $4.5 million, or 8.8%, to $55.3 million in 2014 from $50.9 million in 2013, primarily due to increased personnel costs, consultants, bad debt provisions and depreciation and premises expense. As a percentage of sales, general and administrative expense decreased to 7.2% in 2014 from 7.8% in 2013. We expect general and administrative expenses to increase as we invest to support the expected growth in net sales.
Effect of exchange rates on sales, gross margin and operating expenses. We estimate that if exchange rates had been the same as one year ago, sales in 2014 would have been $8.5 million higher, gross margin would have been $6.3 million higher and operating expenses in total would have been $3.6 million higher. These estimates assume constant exchange rates between fiscal year 2014 and fiscal year 2013 and are calculated using the average exchange rates for the twelve-month period ended December 31, 2013 for the respective currencies, which were US$1=Euro 0.75, US$1=Japanese Yen 97.58, US$1=Chinese Yuan 6.19 and US$1=Russian Ruble 31.82.
(Gain) loss on foreign exchange. We incurred a foreign exchange gain of $6.6 million in 2014 as compared to a loss of $2.5 million in 2013. The change is primarily attributable to the appreciation of the U.S. Dollar compared to the Euro and Russian Ruble, partially off-set by the depreciation of the Japanese Yen compared to the U.S. Dollar and Euro.
Interest (expense) income, net. Interest (expense) income, net was relatively flat at $0.1 million of expense in 2014 and 2013.
Other income, net. Other income, net increased to $0.8 million of income in 2014 compared to $0.2 million of income in 2013. Included in other income, net for 2014 included insurance rebates and government subsidies as well as a small reduction in contingent consideration related to prior year acquisitions. For 2013, other expense included $2.7 million reduction in contingent consideration related to prior year acquisitions and $0.5 million gain on the sale of an investment from our Russian subsidiary partially offset by a $2.9 million goodwill impairment charge.
Provision for income taxes. Provision for income taxes was $84.0 million in 2014 compared to $62.5 million in 2013, representing an effective tax rate of 29.5% in 2014 and 28.6% in 2013. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The increase in effective rate was due primarily to the mix of income earned in various tax jurisdictions partially reduced by the reduced benefit of additional research and development credits claimed in 2014 as compared with 2013. The 2013 research and development credits included the effect of 2012 credits because the legislation authorizing the 2012 credits was not signed into law until 2013.
Net income. Net income attributable to IPG Photonics Corporation increased by $44.7 million to $200.4 million in 2014 from $155.8 million in 2013. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 2.0 percentage points to 26.0% in 2014 from 24.0% in 2013 due to the factors described above.

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

Effect of exchange rates on sales, gross margin and operating expenses. We estimate that if exchange rates had been the same as one year ago, sales in 2013 would have been $2.7 million higher, gross margin would have been $1.5 million higher and operating expenses in total would have been $0.1 million higher. These estimates assume constant exchange rates between fiscal year 2013 and fiscal year 2012 and are calculated using the average exchange rates for the twelve-month period ended December 31, 2012 for the respective currencies, which were US$1=Euro 0.78, US$1=Japanese Yen 79.79, US$1=Chinese Yuan 6.30 and US$1=Russian Ruble 30.99.
(Gain) loss on foreign exchange. We incurred a foreign exchange loss of $2.5 million in 2013 as compared to a loss of $1.4 million in 2012. The change is primarily attributable to the depreciation of the U.S. Dollar compared to the Euro, the depreciation of the Russian Ruble compared to the U.S. Dollar and the Euro, partially off-set by the appreciation of the Chinese Yuan compared to the U.S. Dollar.
Interest (expense) income, net. Interest (expense) income, net was $0.1 million of expense in 2013 compared to $0.3 million of income in 2012. The decrease is the result of lower interest earned on deposits as compared to the prior period.
Other income, net. Other income, net increased to $0.2 million of income in 2013 compared to $0.1 million of income in 2012. Included in other income, net for 2013 were $2.7 million reduction in contingent consideration related to prior year acquisitions and $0.5 million gain on the sale of an investment from our Russian subsidiary partially offset by a $2.9 million goodwill impairment charge. For 2012, other expense included $1.1 million related to final payments of contingent consideration due for a prior acquisition.
Provision for income taxes. Provision for income taxes was $62.5 million in 2013 compared to $61.5 million in 2012, representing an effective tax rate of 28.6% in 2013 and 29.4% in 2012. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The decrease in effective rate was due primarily to the mix of income earned in various tax jurisdictions, the benefit of additional research and development credits claimed after completion of a study to analyze and document research and development activity as well as the benefit of 2012 research and development credits included in the American Taxpayer Relief Act of 2012 (the "Act") which was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting our 2012 U.S. federal taxes, including the research and experimentation credit, could not be recognized in our 2012 financial results and instead were reflected in our 2013 financial results.
Net income. Net income attributable to IPG Photonics Corporation increased by $10.8 million to $155.8 million in 2013 from $145.0 million in 2012. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 1.8 percentage points to 24.0% in 2013 from 25.8% in 2012 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of December 31, 2014 consisted of cash and cash equivalents of $522.2 million, unused credit lines and overdraft facilities of $66.9 million and working capital (excluding cash and cash equivalents) of $249.6 million. This compares to cash and cash equivalents of $448.8 million, unused credit lines and overdraft facilities of $61.8 million and working capital (excluding cash and cash equivalents) of $237.5 million as of December 31, 2013. The increase in cash and cash equivalents of $73.4 million from $448.8 million relates primarily to cash provided by operating activities in 2014 of $180.1 million and cash provided by financing activities of $11.5 million which was partially offset by cash used in investing activities of $90.1 million. Cash used in investing activities primarily relates to investments in fixed assets in 2014 and a purchase of certain intellectual property rights including patent rights during the third quarter of 2014.
Our long-term debt consists of a $11.3 million unsecured variable-rate note. Of this amount, the entire balance of $11.3 million is the current portion because the note expires in June 2015, at which time the outstanding debt balance would be $10.7 million. The variable interest rate was fixed at a rate of 2.57% per annum by means of an interest rate swap instrument. Long-term debt also consists of a $21.7 million secured 2.81% per annum fixed-rate note issued in connection with the purchase of our company aircraft. The current portion of this note is $2.0 million. The note matures in October 2019, at which time the outstanding debt balance would be $12.0 million.
During 2014, our German subsidiary entered into a new credit facility with Deutsche Bank AG (the "Euro Credit Facility") to replace the prior credit facility that expired on June 30, 2014. The Euro Credit Facility makes available Euro 30.0 million ($36.5 million) and will expire in July 2017.
We believe that our existing cash and marketable securities, our cash flows from operations and our existing lines of credit provides us with the financial flexibility to meet our liquidity and capital needs, as well as to complete certain acquisitions of complementary businesses and technologies. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of economic environment on our sales levels, the timing and extent of spending to support development efforts, the expansion of the global sales and marketing activities, government regulation including trade sanctions, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products.
The following table details our line-of-credit facilities as of December 31, 2014:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $35.0 million	LIBOR plus 1.125% to 1.625%, depending on our performance	June 2015	Unsecured
Euro Credit Facilities (Germany) (2)	Euro 30.0 million ($36.5 million)	Euribor + 1.00% or EONIA 1.25%	July 2017	Unsecured, guaranteed by parent company and Germany subsidiary
Euro Overdraft Facilities (3)	Euro 2.0 million ($2.4 million)	1.0%-6.5%	October 2015	Common pool of assets of Italian subsidiary

(1)
$14.1 million of this revolving credit facility is available to our foreign subsidiaries in their respective local currencies, including India, China, Japan and South Korea. At December 31, 2014, there were no amounts drawn on this line, however, there were $0.1 million of guarantees issued against the line which reduces total availability.

(2)
$19.4 million is available to our Russian subsidiary, $9.7 million of this credit facility is available to our German subsidiary, $3.6 million is available to our Chinese subsidiary and $3.6 million is available to our Italian subsidiary. Total drawings at December 31, 2014 were $1.8 million with an interest rate of 1.0% and there were $4.3 million of guarantees issued against the line which also reduces total availability.

(3)	At December 31, 2014, $0.8 million of the $2.4 million was drawn upon with an interest rate of 1.0%.
Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $36.5 million (or 30 million Euro as described above), respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended December 31, 2014.
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
Operating activities.    Net cash provided by operating activities increased by $60.7 million to $180.1 million in 2014 from $119.4 million in 2013, primarily resulting from:

•	An increase in cash provided by net income after adding back non-cash charges of $274.7 million in 2014 as compared to $222.7 million in 2013;

•
An increase in income and other taxes payable of $5.8 million in 2014 compared to a decrease of $30.8 million in 2013, which includes cash payments for corporation tax in Germany of approximately $32 million which related to the final payment for fiscal year 2011 and revised estimated payment for fiscal year 2012 which both became due when we filed our fiscal year 2011 German tax return and which would normally have been paid in 2012;

•	An increase in accounts payable of $3.3 million in 2014 compared to an increase of $1.0 million in 2013; offset by

•	An increase in accounts receivable of $48.5 million in 2014 compared to an increase of $10.0 million in 2013;

•	An increase in inventory of $42.2 million in 2014 compared to an increase of $50.4 million in 2013;

•	An increase in prepaid expenses and other current assets of $5.4 million in 2014 compared to an increase of $4.0 million in 2013;

•	An increase in the tax benefit from exercise of employee stock options of $6.0 million in 2014 compared to an increase of $8.9 million in 2013.
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
Investing activities.    Net cash used in investing activities was $90.1 million and $75.9 million in 2014 and 2013, respectively. The cash used in investing activities in 2014 related to the construction and purchase of new buildings in the United States, Germany and Russia as well as purchases of machinery and equipment and $2.0 million for the purchase of certain patents and patent rights during the third quarter of 2014. As previously noted, purchases of property, plant and equipment in 2014 detailed above excludes $22 million related to the purchase of an aircraft because this purchase was financed with a note and therefore is a non-cash transaction. The cash used in investing activities in 2013 related to the construction of new buildings in the United States, Germany and Russia as well as purchases of machinery and equipment and $5.6 million for an acquisition during the first quarter of 2013.
We expect to incur approximately $60 million to $65 million in capital expenditures, excluding acquisitions, in 2015, as we continue to upgrade facilities and add capacity world wide to support our anticipated revenue growth. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities.    Net cash provided by financing activities was $11.5 million and $14.1 million in 2014 and 2013, respectively. The cash provided by financing activities in 2014 was primarily related to the cash provided by the exercise of stock options, issuances under our employee stock purchase plan, the related tax benefits of the exercises, partially offset by net payments of line-of-credit facilities and on our long-term debt. The cash provided by financing activities in 2013 was primarily related to the cash provided by the exercise of stock options, issuances under our employee stock purchase plan, the related tax benefits of the exercises and net proceeds of line-of-credit facilities partially offset by the payments on our long-term debt.
Contractual Obligations
The following table describes our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due in
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$13,510	$4,390	$6,175	$2,940	$5
Purchase obligations(1)	22,288	22,288	—	—	—
Long-term debt obligations (including interest)(2)	35,443	14,062	7,412	13,969	—
Contingent consideration	98	98	—	—	—
Total(3)	$71,339	$40,838	$13,587	$16,909	$5

(1)	Includes $4.5 million related to an agreed purchase of research and development, know-how and intangible assets related to the development of laser based systems.

(2)
Interest for long-term debt obligations was calculated including the effect of our interest rate swap and fixed rate amount. The effect of the interest rate swap, which is accounted for as a cash flow hedge, is to fix the LIBOR component of the interest rate of the underlying floating rate loan at 2.6% for the remaining term of the debt. The fixed rate amount is 2.8%.

(3)
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
Exchange rates.    Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Chinese Yuan, the Japanese Yen, and the Russian Ruble. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Chinese Yuan, the Japanese Yen, and the Russian Ruble. Gain on foreign exchange transactions totaled $6.6 million in 2014 and loss on foreign exchange transactions totaled $2.5 million in 2013. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of December 31, 2014. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is incorporated by reference from pages	F-1	through	F-23	of this report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and our Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Annual Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and its subsidiaries. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of the Evaluation Date based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of the Evaluation Date, our internal control over financial reporting was effective.
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
Oxford, Massachusetts
We have audited the internal control over financial reporting of IPG Photonics Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 28, 2015 expressed an unqualified opinion on those financial statements.
/s/    DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 28, 2015

ITEM 9B.    CONTROLS AND PROCEDURES
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2014.
ITEM 11.    EXECUTIVE COMPENSATION
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2014.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2014, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5, "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Information Regarding Equity Compensation Plans" and is incorporated herein by reference.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2014.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2014.
PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements.
See Index to Financial Statements on page F-1.

(2)	Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

(3)	The exhibits listed in the "Index to Exhibits" preceding the Exhibits attached hereto are filed with this Form 10-K or incorporated by reference as set forth therein.

(b)	Exhibits.
See (a)(3) above.

(c)	Additional Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2015.

IPG PHOTONICS CORPORATION

By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Valentin P. Gapontsev Valentin P. Gapontsev	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 28, 2015

/s/ Timothy P.V. Mammen Timothy P.V. Mammen	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2015

/s/ Thomas J. Burgomaster Thomas J. Burgomaster	Vice President, Corporate Controller (Principal Accounting Officer)	February 28, 2015

/s/ Robert A. Blair Robert A. Blair	Director	February 28, 2015

/s/ Michael C. Child Michael C. Child	Director	February 28, 2015

/s/ Henry E. Gauthier Henry E. Gauthier	Director	February 28, 2015

/s/ William S. Hurley William S. Hurley	Director	February 28, 2015

/s/ Eric Meurice Eric Meurice	Director	February 28, 2015

/s/ John Peeler John Peeler	Director	February 28, 2015

/s/ Igor Samartsev Igor Samartsev	Director	February 28, 2015

/s/ Eugene Scherbakov Eugene Scherbakov	Director	February 28, 2015

/s/ Thomas J. Seifert Thomas J. Seifert	Director	February 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
IPG Photonics Corporation
Oxford, Massachusetts
We have audited the accompanying consolidated balance sheets of IPG Photonics Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPG Photonics Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/    DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 28, 2015

IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$522,150	$448,776
Accounts receivable, net	143,109	103,803
Inventories	171,009	172,700
Prepaid income taxes	20,967	15,996
Prepaid expenses and other current assets	21,295	30,836
Deferred income taxes, net	15,308	14,232
Total current assets	893,838	786,343
DEFERRED INCOME TAXES, NET	5,438	4,799
GOODWILL	455	455
INTANGIBLE ASSETS, NET	9,227	9,564
PROPERTY, PLANT AND EQUIPMENT, NET	275,082	252,245
OTHER ASSETS	26,847	7,810
TOTAL	$1,210,887	$1,061,216
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$2,631	$3,296
Current portion of long-term debt	13,333	1,333
Accounts payable	17,141	18,787
Accrued expenses and other liabilities	64,057	59,336
Deferred income taxes, net	3,241	2,109
Income taxes payable	21,672	15,218
Total current liabilities	122,075	100,079
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	22,584	21,835
LONG-TERM DEBT, NET OF CURRENT PORTION	19,667	11,333
Total liabilities	164,326	133,247
COMMITMENTS AND CONTINGENCIES (NOTE 10)
IPG PHOTONICS CORPORATION STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 52,369,688 shares issued and outstanding at December 31, 2014; 51,930,978 shares issued and outstanding at December 31, 2013	5	5
Additional paid-in capital	567,617	538,908
Retained earnings	591,202	390,757
Accumulated other comprehensive loss	(112,263)	(1,701)
Total IPG Photonics Corporation stockholders' equity	1,046,561	927,969
TOTAL	$1,210,887	$1,061,216
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
NET SALES	$769,832	$648,034	$562,528
COST OF SALES	353,314	308,136	257,801
GROSS PROFIT	416,518	339,898	304,727
OPERATING EXPENSES:
Sales and marketing	30,637	26,692	23,845
Research and development	53,403	41,660	31,401
General and administrative	55,338	50,863	39,231
(Gain) loss on foreign exchange	(6,618)	2,536	1,362
Total operating expenses	132,760	121,751	95,839
OPERATING INCOME	283,758	218,147	208,888
OTHER INCOME (EXPENSE), Net:
Interest (expense) income, net	(77)	(1)	319
Other income, net	793	155	8
Total other income (expense)	716	154	327
INCOME BEFORE PROVISION FOR INCOME TAXES	284,474	218,301	209,215
PROVISION FOR INCOME TAXES	(84,029)	(62,521)	(61,471)
NET INCOME	200,445	155,780	147,744
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	2,740
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$200,445	$155,780	$145,004
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$3.85	$3.02	$2.87
Diluted	$3.79	$2.97	$2.81
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	52,104	51,548	50,477
Diluted	52,824	52,375	51,536
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$200,445	$155,780	$147,744
Other comprehensive (loss) income, net of tax:
Translation adjustments	(110,734)	1,125	11,225
Unrealized gain on derivatives	172	268	241
Total other comprehensive (loss) income	(110,562)	1,393	11,466
Comprehensive income	89,883	157,173	159,210
Comprehensive income attributable to noncontrolling interest & redeemable noncontrolling interest	—	—	1,908
Comprehensive income attributable to IPG Photonics Corporation	$89,883	$157,173	$157,302
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2014		2013		2012
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	51,930,978	$5	51,359,247	$5	47,616,115	5
Exercise of stock options	402,647	—	540,232	—	456,919	—
Common stock issued under employee stock purchase plan	36,063	—	31,499	—	36,213	—
Common stock issued in a public offering	—	—	—	—	3,250,000	—
Balance, end of period	52,369,688	5	51,930,978	5	51,359,247	5
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		538,908		511,039		332,585
Stock-based compensation		15,172		11,720		8,565
Exercise of stock options and related tax benefit from exercise		11,428		14,523		8,954
Common stock issued under employee stock purchase plan		2,109		1,626		1,205
Purchase of redeemable noncontrolling interests ("NCI")		—		—		(7,794)
Common stock issued in follow-on public offering		—		—		167,928
Premium on purchase of redeemable NCI		—		—		(404)
Balance, end of period		567,617		538,908		511,039
RETAINED EARNINGS
Balance, beginning of year		390,757		234,977		122,833
Net income attributable to IPG Photonics Corporation		200,445		155,780		145,004
Adjustments to redemption value of redeemable NCI		—		—		493
Dividend to shareholders		—		—		(33,353)
Balance, end of period		591,202		390,757		234,977
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(1,701)		(3,094)		(12,100)
Translation adjustments		(110,734)		1,125		11,225
Unrealized gain on derivatives, net of tax		172		268		241
Purchase of redeemable NCI		—		—		(3,292)
Attribution to redeemable NCI		—		—		832
Balance, end of period		(112,263)		(1,701)		(3,094)
TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS' EQUITY		1,046,561		927,969		742,927
NONCONTROLLING INTERESTS
Balance, beginning of year		—		—		287
Sale of redeemable NCI		—		—		(700)
Other comprehensive income attributable to redeemable NCI		—		—		9
Premium on purchase of redeemable NCI		—		—		404
Balance, end of period		—		—		—
TOTAL STOCKHOLDERS' EQUITY		$1,046,561		$927,969		$742,927
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$200,445	$155,780	$147,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,612	31,524	26,144
Deferred income taxes	(1,486)	(6,168)	5,546
Stock-based compensation	15,172	11,720	8,565
(Gains) losses on unrealized foreign currency transactions	(3,497)	(235)	1,250
Other	459	62	(19)
Provisions for inventory, warranty & bad debt	28,036	29,975	19,967
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(48,518)	(9,991)	(22,706)
Inventories	(42,246)	(50,355)	(22,975)
Prepaid expenses and other current assets	(5,351)	(3,980)	(899)
Accounts payable	3,262	974	4,375
Accrued expenses and other liabilities	(1,567)	(281)	(8,155)
Income and other taxes payable	5,763	(30,784)	21,118
Tax benefit from exercise of employee stock options	(5,979)	(8,874)	(4,679)
Net cash provided by operating activities	180,105	119,367	175,276
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(88,601)	(70,919)	(68,184)
Purchase of intangible assets	(2,000)	—	—
Proceeds from sales of property, plant and equipment	434	236	—
Proceeds from sale of investment	—	495	—
Proceeds from short-term investments	—	—	25,451
Acquisition of businesses	—	(5,555)	(11,596)
Other	87	(143)	(928)
Net cash used in investing activities	(90,080)	(75,886)	(55,257)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	33,282	16,843	12,760
Payments on line-of-credit facilities	(33,623)	(15,990)	(17,190)
Purchase of noncontrolling interests	—	—	(700)
Purchase of redeemable noncontrolling interests	—	—	(55,400)
Principal payments on long-term borrowings	(1,667)	(2,853)	(2,117)
Exercise of employee stock options and issuances under employee stock purchase plan	7,558	7,275	5,480
Tax benefit from exercise of employee stock options	5,979	8,874	4,679
Proceeds from follow-on public offering, net of offering expenses	—	—	167,928
Distributions to shareholders	—	—	(33,353)
Net cash provided by financing activities	11,529	14,149	82,087
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(28,180)	7,093	1,713
NET INCREASE IN CASH AND CASH EQUIVALENTS	73,374	64,723	203,819
CASH AND CASH EQUIVALENTS — Beginning of period	448,776	384,053	180,234
CASH AND CASH EQUIVALENTS — End of period	$522,150	$448,776	$384,053
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$253	$208	$864
Cash paid for income taxes	$73,544	$89,611	$25,980
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$3,528	$3,927	$2,631
Property, plant and equipment transferred from inventory	$1,551	$—	$—
Additions to property, plant and equipment included in accounts payable	$1,084	$2,132	$2,071
Property purchase financed with debt	$22,000	$—	$—
Gain on sale of property, plant and equipment offset by related notes	$—	$—	$322
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business — IPG Photonics Corporation (the "Company") is the leading developer and manufacturer of a broad line of high-performance fiber lasers, fiber amplifiers and diode lasers that are used for diverse applications, primarily in materials processing. Its world headquarters are located in Oxford, Massachusetts. It also has facilities and sales offices elsewhere in the United States, Europe and Asia.
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
Foreign Currency — The financial information for entities outside the United States is measured using local currencies as the functional currency. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates. Income and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for directly as a component of accumulated other comprehensive loss.
Cash and Cash Equivalents — Cash and cash equivalents consist primarily of highly liquid investments, such as bank deposits, marketable securities with original maturities of three months or less with insignificant interest rate risk and marketable securities with remaining maturities of three months or less at the date of acquisition.
Inventories — Inventories are stated at the lower of cost or market on a first-in, first-out basis. Inventories include parts and components that may be specialized in nature and subject to rapid obsolescence. The Company periodically reviews the quantities and carrying values of inventories to assess whether the inventories are recoverable. Because of the Company's vertical integration, a significant or sudden decrease in sales activity could result in a significant change in the estimates of excess or obsolete inventory valuation. The costs associated with provisions for excess quantities, technological obsolescence, or component rejections are charged to cost of sales as incurred.
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

Category	Economic Useful Life
Buildings	30 years
Machinery and equipment	5-12 years
Office furniture and fixtures	3-5 years
Expenditures for maintenance and repairs are charged to operations. Interest expense associated with significant capital projects is capitalized as a cost of the project. The Company capitalized $383, $524 and $142 of interest expense in 2014, 2013 and 2012, respectively.
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
Included in other long-term assets is certain demonstration equipment. The demonstration equipment is amortized over the respective estimated economic lives, generally 3 years. The carrying value of the demonstration equipment totaled $3,612 and

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

$5,524 at December 31, 2014 and 2013, respectively. Amortization expense of demonstration equipment for the years ended December 31, 2014, 2013 and 2012, was $2,068, $2,725 and $2,797, respectively.
Goodwill — Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized which is in accordance with the requirements of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other ("FASB ASC 350"). Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. As more fully described in Note 13, the Company incurred an impairment loss of $2,803 in 2013, which is included in other income (expense) in the accompanying consolidated statements of income.
Intangible Assets — Intangible assets result from the Company's various business acquisitions. Intangible assets are reported at cost, net of accumulated amortization, and are amortized on a straight-line basis either over their estimated useful lives of five to ten years or over the period the economic benefits of the intangible asset are consumed.
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
Accounts Receivable and Allowance for Doubtful Accounts — Accounts Receivable include $25,150 and $17,679 of bank acceptance drafts at December 31, 2014 and 2013, respectively. Bank acceptance drafts are bank guarantees of payment on specified dates. The maturity of these bank acceptance drafts is less than 90 days. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.
 Activity related to the allowance for doubtful accounts was as follows:

	2014	2013	2012
Balance at January 1	$2,473	$2,173	$1,605
Provision for bad debts, net of recoveries	579	323	642
Uncollectable accounts written off	(617)	(31)	(170)
Foreign currency translation	(545)	8	96
Balance at December 31	$1,890	$2,473	$2,173
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Activity related to the warranty accrual was as follows:

	2014	2013	2012
Balance at January 1	$14,997	$10,714	$8,631
Provision for warranty accrual	15,449	11,363	8,112
Warranty claims	(9,165)	(7,405)	(6,542)
Foreign currency translation and other	(2,009)	325	513
Balance at December 31	$19,272	$14,997	$10,714
Accrued warranty reported in the accompanying consolidated financial statements as of December 31, 2014 and December 31, 2013 consists of $9,489 and $7,724 in accrued expenses and other liabilities and $9,783 and $7,273 in other long-term liabilities, respectively.
Advertising Expense — The cost of advertising is expensed as incurred. The Company conducts substantially all of its sales and marketing efforts through trade shows, professional and technical conferences, direct sales and our website. The Company's advertising costs were not material for the periods presented.
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
Concentration of Credit Risk — Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, auction rate securities and accounts receivable. The Company maintains substantially all of its cash and marketable securities in six financial institutions, which it believes to be high-credit quality financial institutions. The Company grants credit to customers in the ordinary course of business and provide a reserve for potential credit losses. Such losses historically have been within management's expectations (see discussion related to significant customers in Note 15).
Fair Value of Financial Instruments — The Company's financial instruments consist of cash equivalents, accounts receivable, auction rate securities, accounts payable, drawings on revolving lines of credit, long-term debt, certain derivative instruments and contingent consideration.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company's assets and liabilities measured at fair value:

		Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$266,011	$266,011	$—	$—
Auction rate securities	1,128	—	—	1,128
Total assets	$267,139	$266,011	$—	$1,128
Liabilities
Contingent purchase consideration	$98	$—	$—	$98
Interest rate swap	151	—	151	—
Total liabilities	$249	$—	$151	$98

		Fair Value Measurements at December 31, 2013

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$240,159	$240,159	$—	$—
Auction rate securities	1,120	—	—	1,120
Total assets	$241,279	$240,159	$—	$1,120
Liabilities
Contingent purchase consideration	$375	$—	$—	$375
Interest rate swap	423	—	423	—
Total liabilities	$798	$—	$423	$375
Auction rate securities and contingent consideration are measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The fair value of the auction rate securities was determined using prices observed in inactive secondary markets for the securities held by the Company. The auction rate securities are considered available-for-sale securities. They had a cost basis of $1,450 at December 31, 2014 and December 31, 2013.
The interest rate swap is designated as a cash flow hedge, the fair value of which was estimated based on quoted market prices or pricing models using current market rates. Fair value at December 31, 2014 and December 31, 2013 for the interest rate swap considered prices observed in inactive secondary markets for the securities held by the Company.
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
During the second quarter of 2013, the Company reduced the fair value of contingent consideration related to the Company's subsidiary, IPG Microsystems LLC's ("IPGM") acquisition of certain working capital and long-term assets from JP Sercel Associates Inc. ("JPSA") to $0 because management assessed that there was no possibility that milestones in the earn-out agreements would be achieved. Additionally, the Company reduced other contingent consideration for other agreements by $196. Accordingly, $2,659 is included in other income (expense) in the accompanying Consolidated Statements of Income in 2013.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	2014	2013
Auction Rate Securities
Balance, January 1	$1,120	$1,112
Change in fair value and accretion	8	8
Balance, December 31	$1,128	$1,120
Contingent Purchase Consideration
Balance, January 1	$375	$3,023
Change in fair value and currency fluctuations	(277)	(2,648)
Balance, December 31	$98	$375
Comprehensive Income — Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive income is the cumulative foreign currency translation adjustment and unrealized gains or losses on derivatives. These adjustments are accumulated within the consolidated statements of comprehensive income.
Total components of accumulated other comprehensive loss were as follows:

	December 31,
	2014	2013
Foreign currency translation adjustments	$(112,411)	$(1,677)
Unrealized loss on derivatives, net of tax of $67 and $168	(84)	(256)
Change in carrying value of auction rate securities	232	232
Accumulated other comprehensive loss	$(112,263)	$(1,701)
 Derivative Instruments — The Company's primary market exposures are to interest rates and foreign exchange rates. The Company uses certain derivative financial instruments to help manage these exposures. The Company executes these instruments with financial institutions it judges to be credit-worthy. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
The Company recognizes all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. The Company has interest rate swaps that are classified as a cash flow hedge of its variable rate debt. The Company has no derivatives that are not accounted for as a hedging instrument.
Cash Flow Hedges — The Company's cash flow hedges is an interest rate swap under which it pays fixed rates of interest.
The fair value amounts in the consolidated balance sheets were:

Notional Amounts[1]		Other Assets		Other Current Liabilities[2]		Deferred Income Taxes And Other Long-Term Liabilities[2]
December 31,		December 31,		December 31,		December 31,
2014	2013	2014	2013	2014	2013	2014	2013
$11,333	$12,666	$—	$—	$151	$—	$—	$423
 (1) Notional amounts represent the gross contract/notional amount of the derivative outstanding.
 (2) As of December 31, 2014, the remaining balance of the U.S. long-term note outstanding is considered current because the term of the note expires in June 2015. Accordingly, the interest rate swap liability has been reclassified.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The derivative gains and losses in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012, related to the Company's interest rate swap contract was as follows:

	Year Ended December 31,
	2014	2013	2012
Effective portion recognized in other comprehensive (loss) income, pretax:
Interest rate swap	$567	$881	$944
Effective portion reclassified from other comprehensive (loss) income to interest expense, pretax:
Interest rate swap	$(295)	$(449)	$(576)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—
The Company made no adjustments to the fair value of this derivative as a result of evaluating counterparty risk.
Business Segment Information — The Company operates in one segment which involves the design, development, production and distribution of fiber lasers, laser systems, fiber amplifiers, and related optical components. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The chief decision maker, who is the Company's chief executive officer, measures financial performance as a single enterprise and not on legal entity or end market basis. Throughout the year, the chief decision maker allocates capital resources on a project-by-project basis across the Company's entire asset base to maximize profitability without regard to legal entity or end market basis. The Company operates in a number of countries throughout the world in a variety of product lines. Information regarding geographic financial information and product lines is provided in Note 15.
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
2. STOCK-BASED COMPENSATION
Stock-based compensation is included in the following financial statement captions:

	Year Ended December 31,
	2014	2013	2012
Cost of sales	$4,153	$3,187	$2,184
Sales and marketing	1,567	1,195	1,052
Research and development	3,033	1,929	1,327
General and administrative	6,419	5,409	4,002
Total stock-based compensation	15,172	11,720	8,565
Tax benefit recognized	(4,865)	(3,784)	(2,629)
Net stock-based compensation	$10,307	$7,936	$5,936
Compensation cost for all stock-based payment awards is based on the estimated grant-date fair value. The Company allocates and records stock-based compensation expense on a straight-line basis over the requisite service period.

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

	2014	2013	2012
Expected term	4.7-6.1 years	4.4-6.3 years	4.0-6.6 years
Volatility	48%-51%	51%-54%	49%-56%
Risk-free rate of return	1.46%-1.84%	0.74%-1.32%	0.59%-1.23%
Dividend yield	0.25%	0.25%	—%
Forfeiture rate	3.04%-5.86%	0%-5.97%	0%-6.1%
Incentive Plans — In April 2000, the Company's board of directors adopted the 2000 Incentive Compensation Plan (the "2000 Plan"), and in February 2006, the Company's board of directors adopted the 2006 Incentive Compensation Plan (the "2006 Plan"), which provide for the issuance of stock options and other stock and non-stock based awards to the Company's directors, employees, consultants and advisors. The Company reserved 5,833,333 shares under the 2000 Plan and 4,000,000 shares under the 2006 Plan for the issuance of awards under the plans. During 2011, the Company reserved an additional 6,084,273 shares under the 2006 Plan. In June 2006, the Company's board of directors adopted the Non-Employee Directors Stock Plan (the "Directors Plan"). Only non-employee directors are eligible to receive awards under the Directors Plan. The Company reserved 486,660 shares for issuance under the Directors Plan. Under the three plans, the Company may grant nonstatutory stock options at an exercise price at least equal to the fair value of its common stock on the date of grant, unless the board of directors or compensation committee determines otherwise on the date of grant. Incentive stock options may be granted under the 2000 Plan and the 2006 Plan at exercise prices equal to or exceeding the fair value of the common stock on the date of grant. The Company may also grant restricted stock, restricted stock units and other equity-based awards. Incentive awards generally become exercisable over periods of one to five years and expire seven to ten years from the date of the grant. The awards under the 2000 Plan and the 2006 Plan may become exercisable earlier upon the occurrence of certain change of control events at the election of the board of directors or compensation committee, and all awards under the Directors Plan automatically become exercisable upon a change of control. All shares issued under the incentive plans are registered shares newly issued by the Company. At December 31, 2014, 5,491,656 shares of the Company's stock were available for future grant under the three incentive plans.
A summary of option activity, including the employee stock purchase plan, is presented below (see Note 11 for further information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding — January 1, 2014	2,674,897	$37.63
Granted	463,289	70.67
Exercised	(414,775)	16.97
Forfeited	(31,535)	62.94
Outstanding — December 31, 2014	2,691,876	$45.48	6.62	$88,500
Vested or expected to vest — December 31, 2014	2,554,160	$44.58	6.53	$85,697
Exercisable — December 31, 2014	1,027,303	$24.29	4.83	$52,018
The intrinsic value of the options exercised during the years ended December 31, 2014, 2013 and 2012, was $23,491, $30,063 and $20,792, respectively.
The weighted-average grant fair value per share for options granted during the years ended December 31, 2014, 2013 and 2012, was $39.12, $28.28 and $26.80, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The total compensation cost related to nonvested awards not yet recorded at December 31, 2014 was $27,310 which is expected to be recognized over a weighted average of 2.4 years.
The aggregate fair value of awards vested during the year ended December 31, 2014 was $7,076.
3. INVENTORIES
Inventories consist of the following:

	December 31,
	2014	2013
Components and raw materials	$54,925	$54,539
Work-in-process	58,603	64,927
Finished goods	57,481	53,234
Total	$171,009	$172,700
The Company recorded inventory provisions totaling $11,302, $15,128 and $8,232 for the years ended December 31, 2014, 2013 and 2012, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment consist of the following:

	December 31,
	2014	2013
Land	$19,248	$15,448
Buildings	144,629	146,730
Machinery and equipment	202,075	165,050
Office furniture and fixtures	25,816	23,589
Construction-in-progress	47,285	52,911
Total property, plant and equipment	439,053	403,728
Accumulated depreciation	(163,971)	(151,483)
Total property, plant and equipment — net	$275,082	$252,245
The Company recorded depreciation expense of $31,334, $26,489 and $21,108 for the years ended December 31, 2014, 2013 and 2012, respectively.
5. ACCRUED EXPENSES AND OTHER LIABLILITES
Accrued expenses and other liabilities consist of the following:

	December 31,
	2014	2013
Accrued compensation	$31,673	$25,727
Customer deposits and deferred revenue	16,605	18,489
Current portion of accrued warranty	9,489	7,724
Other	6,290	7,396
Total	$64,057	$59,336
6. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	December 31,
	2014	2013
Revolving line of credit facilities:
European overdraft facilities	$828	$1,038
Euro line of credit	1,803	2,258
Total	$2,631	$3,296
Term debt:
U.S. long-term note	$11,333	$12,666
Collateralized long-term note	21,667	—
Less: current portion	(13,333)	(1,333)
Total long-term debt	$19,667	$11,333
The U.S. and Euro lines of credit are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries.
Revolving Line of Credit Facilities:
U.S. Line of Credit — The Company maintains an unsecured revolving line of credit with available principal of up to $35,000, expiring in June 2015. The line of credit bears interest at a variable rate of LIBOR plus 1.125% to 1.625% depending on the Company's financial performance. $14,100 of this credit facility is available to the Company's foreign subsidiaries including those in India, China, Japan and South Korea. At December 31, 2014, there were no drawings, however there were $87 of guarantees issued against the line which reduced the total availability. At December 31, 2014, the remaining availability under the U.S. Line of Credit totaled $34,913.
 Euro Line of Credit — The Company maintains an unsecured revolving line of credit with a principal amount of Euro 30,000 ($36,466 at December 31, 2014), expiring in July 2017. The line of credit bears interest at various rates based upon the type of loan. $19,448 is available to the Company's Russian subsidiary, $9,724 of this credit facility is available to the Company's German subsidiary, $3,647 is available to the Company's Chinese subsidiary and $3,647 is available to the Company's Italian subsidiary. Total drawings at December 31, 2014 were $1,803 with an interest rate of 1.0% and there were $4,309 of guarantees issued against the line which also reduced the total availability. At December 31, 2014, the remaining availability under this line was $30,354.
Euro Overdraft Facilities — The Company maintains a syndicated overdraft facility with available principal of Euro 500 ($608 at December 31, 2014) with no expiration date. This facility bears interest at market rates that vary depending upon the bank within the syndicate that advances the principal outstanding. At December 31, 2014, total drawings were $395 with an interest rate of 1.0%. The aggregate remaining availability under this line was $213.
Other European Facilities — The Company maintains two Euro credit lines in Italy with aggregate available principal of Euro 1,500 ($1,823 as of December 31, 2014) which bear interest at 1.0% and expire in June and September 2015. Total drawings at December 31, 2014 were $433. At December 31, 2014, the aggregate remaining availability under these lines was $1,390. These facilities are collateralized by a common pool of the assets of the Company's Italian subsidiary.
Term Debt:
U.S. Long-Term Note — The Company has an outstanding promissory note which bears interest at LIBOR plus 0.9% to 1.3%, depending on certain financial ratios and requires monthly principal payments of $111 and interest through June 2015, at which time the remaining principal is payable. The Company entered into an interest rate swap instrument which converted the variable LIBOR rate on the original term note to a fixed rate of 5.0% per annum. For the term from August 2013 to June 2015, the Company entered into a separate interest rate swap instrument which converts the variable LIBOR rate to a fixed rate of 2.57% per annum. Changes in the fair value of the swap is included in accumulated other comprehensive loss on the consolidated balance sheets. The unrealized loss on the swap will be recognized into income over the term of the swap as a charge to interest expense.
The Company is required to meet certain financial covenants associated with its U.S. line of credit and its original U.S. long-term note. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires it to maintain a

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than two times the Company's trailing twelve months EBITDA.
As of December 31, 2014, the remaining balance of $11,333 related to the original U.S. long-term note outstanding is considered current because the term of the note expires in June 2015.
Collateralized Long-Term Note —In October 2014, the Company entered into a collateralized long-term note to finance the purchase of the Company's aircraft which bears a fixed interest rate of 2.81% per annum. The note requires monthly principal payments of $167 and interest through October 2019, at which time the remaining principal is payable. As of December 31, 2014, the note has a remaining balance of $21,667.
7. REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
Redeemable Noncontrolling Interests — Redeemable noncontrolling interests reported in the accompanying consolidated financial statements related to a 22.5% minority interest of IPG Russia that was redeemed on June 29, 2012. The associated net income attributable to noncontrolling interest in 2012 was $2,740.
Authorized Capital — The Company has authorized capital stock consisting of 175,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. There are no shares of preferred stock outstanding as of December 31, 2014.
8. RELATED-PARTY TRANSACTIONS
In 2014 and 2013, the Company purchased various parts and services from a company with which one of the Company's independent directors is an executive officer. The payments made for such services for 2014 and 2013 totaled $3,687 and $130, respectively. There were no amounts due to this company at December 31, 2014, however, the Company had an amount of $1,155 in Accounts Payable due to this company at December 31, 2013.
The Company leased from an unrelated third party approximately 12,000 square feet of office space in Marlborough, Massachusetts under an office lease expiring November 2017. A subsidiary of IP Fibre Devices (UK) Ltd. ("IPFD") purchased the building in October 2014 and acquired the lease. The Company's CEO is the managing director of IPFD, and IPFD is a stockholder of the Company. The 2014 year-end annual lease rate was $232 with annual increase of approximately 2.5% per year. The Company reimburses the landlord for its portion of certain operational costs. The Company paid IPFD $20 under the office lease.
The CEO leases the right to use 25% of the Company's aircraft annually under a October 2014 lease expiring November 2019. The 2014 year-end annual lease rate was $684 and future rent payments will be adjusted annually. The CEO also pays direct and incidental operating costs for his private use including pilot fees. The CEO paid the Company $146 in 2014 under the aircraft lease.
In 2014, the Company sold products and services of $2,731 to OAO "RCE" Laser Processing Center ("Laser Center"), an application development and parts processing company. The Company's CEO owns approximately 39% of Laser Center, which he acquired from an unrelated third party in 2014.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

9. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Year Ended December 31,
	2014	2013	2012
Net income attributable to IPG Photonics Corporation	$200,445	$155,780	$145,004
Adjustments to redemption value of redeemable noncontrolling interests	—	—	493
Net income attributable to common stockholders	200,445	155,780	145,497
Weighted average shares	52,104	51,548	50,477
Dilutive effect of common stock equivalents	720	827	1,059
Diluted weighted average common shares	52,824	52,375	51,536
Basic net income attributable to IPG Photonics Corporation per share	$3.85	$3.02	$2.86
Adjustments to redemption value of redeemable noncontrolling interests	—	—	0.01
Basic net income attributable to common stockholders	$3.85	$3.02	$2.87
Diluted net income attributable to IPG Photonics Corporation per share	$3.79	$2.97	$2.80
Adjustments to redemption value of redeemable noncontrolling interests	—	—	0.01
Diluted net income attributable to common stockholders	$3.79	$2.97	$2.81
The computation of diluted weighted average common shares excludes options to purchase 46,987 shares, 322,301 shares and 164,858 shares for the years ended December 31, 2014, 2013 and 2012, respectively, because the effect would be anti-dilutive.
10. COMMITMENTS AND CONTINGENCIES
Operating Leases — The Company leases certain facilities under cancelable and noncancelable operating lease agreements which expire through October 2019. In addition, it leases capital equipment under operating leases. Rent expense for the years ended December 31, 2014, 2013 and 2012, totaled $5,516, $4,560 and $3,885, respectively.
Commitments under the noncancelable lease agreements as of December 31, 2014 are as follows:

Years Ending December 31	Facilities	Equipment	Total
2015	$3,439	$951	$4,390
2016	2,775	573	3,348
2017	2,491	336	2,827
2018	1,544	145	1,689
2019	1,224	27	1,251
Thereafter	5	—	5
Total	$11,478	$2,032	$13,510
 Employment Agreements — The Company has entered into employment agreements with certain members of senior management. The terms of these agreements are up to three years and include noncompetition, nonsolicitation and nondisclosure provisions, as well as provisions for defined severance for terminations of employment under certain conditions and a change of control of the Company. The Company also maintains a severance plan for certain of its senior management providing for defined severance for terminations of employment under certain conditions and a change of control of the Company.
Contractual Obligations — The Company has entered into various purchase obligations that include agreements for construction of buildings, raw materials and equipment. Obligations under these agreements were $22,288 and $3,371 as of December 31, 2014 and 2013, respectively. Also, included is an obligation of $4,500 that the Company has as a result of entering into an agreement to purchase certain intellectual property and know-how related to laser based systems.
Legal proceedings — From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

and employment matters. In August 2013, the Company was sued for misappropriation of certain trade secrets, unfair trade practices, and correction of inventorship on a patent owned by the Company related to beam couplers and beam switches. The plaintiff sought damages in an unspecified amount, double damages for misappropriation of trade secrets and treble damages for unfair trade practices and correction of inventorship on one patent. The plaintiff filed in the United States District Court of the District of Massachusetts, a voluntarily dismissal of the lawsuit in August 2014. As of December 31, 2014 and through the date of the Company's subsequent review period of February 28, 2015, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.
11. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) retirement savings plan covering all of its U.S. employees. The Company makes matching contributions equal to 50% of the employee's contributions, subject to a maximum of 6% of eligible compensation. Compensation expense related to its contribution to the plan for the years ended December 31, 2014, 2013 and 2012, approximated $1,445, $1,127 and $848, respectively.
The Company has an employee stock purchase plan covering its U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or the last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee's compensation and are subject to other limitations. Compensation expense related to the employee stock purchase plan was $607, $498 and $452 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there were 389,314 shares available for issuance under the employee stock purchase plan.
12. BUSINESS COMBINATIONS
On March 13, 2013, the Company acquired the working capital and long term assets of Mobius Photonics Inc. ("Mobius"), a manufacturer of high-power pulsed ultra-violet ("UV") fiber lasers for micro-machining and fine processing applications. As a result of the acquisition, the Company recorded intangible assets of $4,480 which related to production know-how with an estimated useful life of 7 years and $455 of goodwill that is deductible for federal income tax purposes. The acquisition did not have a material effect on the Company's financial results in 2013.
On August 31, 2012, the Company's subsidiary, IPGM acquired certain working capital and long-term assets from JPSA, which is a manufacturer of laser-based systems performing fine processing of materials used in semiconductor, LED and solar applications. As a result of the acquisition, the Company recorded $2,898 of goodwill and intangible assets of $3,400, of which $2,400 related to technology and production know-how and the remainder related to customer relationships, non-compete agreements and trade names with weighted-average estimated useful lives of 10 years, 10 years, 5 years and 7 years, respectively. The acquisition did not have a material effect on the Company's financial results in 2012. In addition to cash paid, consideration included contingent consideration based on sales targets that extended for two one-year periods beginning October 1, 2012. Total possible additional payouts under these earn-outs were $18,500. As discussed in the fair value financial instruments disclosures in Note 1, the Company reduced the fair value of the contingent consideration related to IPGM to $0 during 2013. Also, as discussed in Note 13, the Company reduced the Goodwill associated with IPGM to $0 as well.
13. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Balance at January 1	$455	$2,898
Adjustment	—	(95)
Impairment	—	(2,803)
Total goodwill arising from acquisition	—	455
Balance at December 31	$455	$455
The goodwill balance at January 1, 2013 of $2,898 and the adjustment of $95, largely reflected the potential synergies and expansion of the Company's service offerings complementary to its specialized laser systems and UV and short-pulse fiber lasers resulting from the 2012 acquisition from JPSA by IPGM. During 2013, the Company carried out the two-step goodwill impairment test in accordance with the provisions of ASC 350-20-35. That analysis indicated that the fair value of the IPGM

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

reporting unit, based on a discounted cash flow analysis, was less than the carrying value. The implied value of goodwill, as measured in step 2, was zero. Accordingly, the Company adjusted the value of goodwill associated with IPGM to $0.
The goodwill of $455 arising from the Mobius acquisition relates to the expected synergies for the Company's expansion of product offerings with UV fiber lasers. The goodwill arising from the acquisition in 2013 is deductible over 15 years for federal tax purposes.
 Intangible assets, subject to amortization, consisted of the following:

	December 31, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$6,641	$(4,221)	$2,420	6 Years	$4,667	$(4,091)	$576	6 Years
Customer relationships	3,660	(3,308)	352	5 Years	4,112	(3,324)	788	5 Years
Production know-how	6,844	(2,630)	4,214	8 Years	7,063	(1,747)	5,316	8 Years
Technology, trademark and tradename	3,315	(1,074)	2,241	8 Years	4,271	(1,387)	2,884	8 Years
	$20,460	$(11,233)	$9,227		$20,113	$(10,549)	$9,564
During the third quarter of 2014, the Company purchased certain intellectual property including patent and product design rights in the amount of $2,000.
Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $2,210, $2,310 and $2,091, respectively.
The estimated future amortization expense for intangibles as of December 31, 2014 is as follows:

2015	2016	2017	2018	2019	Thereafter	Total
$1,783	$1,686	$1,686	$1,621	$1,033	$1,418	$9,227
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
During 2013, the Company performed an impairment analysis to assess whether there was impairment of long-lived assets of IPGM including identifiable intangibles included in the table above using the guidance in ASC 360-10-35. The Company concluded that no impairment existed as the undiscounted cash flows from IPGM are forecasted to be greater than the carrying value of identified long-lived assets.
14. INCOME TAXES
Income before the impact of income taxes for the years ended December 31 consisted of the following:

	2014	2013	2012
U.S.	$72,800	$59,006	$58,964
Foreign	211,674	159,295	150,251
Total	$284,474	$218,301	$209,215

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The Company's provision for income taxes for the years ended December 31 consisted of the following:

	2014	2013	2012
Current:
Federal	$(22,549)	$(19,285)	$(16,675)
State	(2,823)	(2,617)	(309)
Foreign	(60,143)	(46,787)	(38,941)
Total current	$(85,515)	$(68,689)	$(55,925)
Deferred:
Federal	$454	$3,834	$(2,174)
State	27	203	(140)
Foreign	1,005	2,131	(3,232)
Total deferred	$1,486	$6,168	$(5,546)
Provision for income taxes	$(84,029)	$(62,521)	$(61,471)
A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision for the years ended December 31, is as follows:

	2014	2013	2012
Tax at statutory rate	$(99,867)	$(76,406)	$(73,225)
Non-U.S. rate differential — net	14,590	10,761	11,744
State income taxes — net	(1,787)	(1,512)	(1,527)
Effect of changes in enacted tax rates on deferred tax assets and liabilities	(44)	186	(617)
Nondeductible stock compensation expense	(483)	(101)	(1,020)
Other nondeductible expenses	(2,063)	(1,666)	(794)
Federal and state tax credits	5,865	7,500	4,623
Change in reserves, including interest and penalties	(7)	(1,273)	(243)
Change in valuation allowance	—	—	(314)
Other — net	(233)	(10)	(98)
	$(84,029)	$(62,521)	$(61,471)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows:

	2014	2013	2012
Property, plant and equipment	$(5,310)	$(2,230)	$(3,629)
Inventory provisions	10,497	8,261	7,942
Allowances and accrued liabilities	1,570	3,634	(4,829)
Other tax credits	726	769	1,673
Deferred compensation	4,218	(434)	3,538
Net operating loss carryforwards	—	229	5
Net deferred tax assets	$11,701	$10,229	$4,700
It is the Company's practice and intention to reinvest the earnings of non-U.S. subsidiaries in those operations. Accordingly, it has not made any provision for additional U.S. or foreign withholding taxes with respect to repatriation of earnings of non-U.S. subsidiaries. At December 31, 2014 and 2013, the cumulative unremitted earnings that are reinvested in non-U.S. subsidiaries are approximately $522,000 and $346,000, respectively.
As of December 31, 2014, 2013 and 2012, the Company has state tax credit carry-forwards of $1,225, $2,074 and $1,419, respectively. The state tax credit carry-forwards begin expiring in 2017. In addition, the Company has UK net operating loss carry-forwards available for future periods of $2,509 related to deductions for stock-based compensation. The UK net operating loss can be carry-forward indefinitely. These amounts are not included in deferred tax assets, because when these net operating loss and state tax credit carry-forwards are utilized they will be credited to additional paid-in capital.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2014	2013	2012
Balance at January 1	$6,501	$5,392	$4,509
Reductions of prior period positions	(795)	(505)	(317)
Additions for tax positions in current period	788	1,614	1,200
Balance at December 31	$6,494	$6,501	$5,392
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company's effective tax rate, if recognized.
Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company's effective tax rate in the future. The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting the Company's 2012 U.S. federal taxes, including the research and experimentation credit, could not be recognized in the Company's 2012 financial results and instead is reflected in its 2013 financial results.
Estimated penalties and interest related to the underpayment of income taxes are ($192), $374 and $352 for the years ended December 31, 2014, 2013 and 2012, respectively, and are included within the provision for income taxes. Total accrued penalties and interest related to the underpayment of income taxes are $670 and $862 at December 31, 2014 and 2013, respectively.
The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. If realized, all of the Company's uncertain tax positions would affect its effective tax rate. Certain of the Company's uncertain tax positions are expected to settle within one year. Open tax years by major jurisdictions are:

• United States	2012 — 2014
• Germany	2011 — 2014
• Russia	2010 — 2014
The Company currently has an ongoing audit of our German subsidiary's tax filings for the years 2011-2013.
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
15. GEOGRAPHIC AND PRODUCT INFORMATION
The Company markets and sells its products throughout the world through both direct sales and distribution channels. The geographic sources of the Company's net sales based on billing addresses of its customers are as follows:

	Year Ended December 31,
	2014	2013	2012
United States and other North America	$113,233	$116,935	$108,316
Europe:
Germany	77,404	65,147	89,848
Other including Eastern Europe/CIS	173,018	140,279	110,860
Asia and Australia:
Japan	72,573	67,981	69,576
China	245,102	192,134	138,782
Other	85,426	64,346	43,445
Rest of World	3,076	1,212	1,701
Total	$769,832	$648,034	$562,528

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Sales are derived from products for different applications: fiber lasers, diode lasers and diodes for materials processing, fiber lasers and amplifiers for advanced applications, fiber amplifiers for communications applications, and fiber lasers for medical applications. Net sales for these product lines are as follows:

	Year Ended December 31,
	2014	2013	2012
Materials Processing	$731,274	$608,702	$492,013
Other applications	38,558	39,332	70,515
Total	$769,832	$648,034	$562,528
One customer comprised 11% of net sales during the years ended December 31, 2014 and 2013. No single customer comprised more than 10% of net sales during the year ended December 31, 2012. The Company has historically depended on a few customers for a significant percentage of its annual net sales. The composition of this group can change from year to year. Net sales derived from the Company's five largest customers as a percentage of its annual net sales were 23%, 21% and 16% in 2014, 2013 and 2012, respectively.
The geographic locations of the Company's long-lived assets, net, based on physical location of the assets, as of December 31, 2014, 2013 and 2012, are as follows:

	December 31,
	2014	2013	2012
United States	$155,428	$110,441	$86,226
Germany	51,528	52,791	47,019
Russia	59,612	73,747	60,151
China	6,582	5,895	6,424
Other	12,507	13,480	15,674
	$285,657	$256,354	$215,494
Long lived assets include property, plant and equipment and demonstration equipment.
16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$170,575	$192,204	$199,651	$207,402
Gross profit	89,284	104,227	109,090	113,917
Net income attributable to IPG Photonics Corporation	40,531	48,283	55,200	56,431
Basic earnings per share	0.78	0.93	1.06	1.08
Diluted earnings per share	0.77	0.92	1.05	1.07

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$141,852	$168,171	$172,152	$165,859
Gross profit	75,641	89,922	92,813	81,522
Net income attributable to IPG Photonics Corporation	35,127	41,720	42,338	36,595
Basic earnings per share	0.68	0.81	0.82	0.71
Diluted earnings per share	0.67	0.80	0.81	0.70

EXHIBIT

Exhibit Number	Description
3.1
Form of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-136521 filed with the Securities and Exchange Commission (the "Commission") on August 11, 2006)

3.3	Form of Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's current Report on Form 8-K filed with the Commission on August 22, 2014)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-136521 filed with the Commission on November 14, 2006)

10.1	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)

10.2	Amendment to Section 4.2 of 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on May 13, 2008)

10.3	Amendment to the 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on August 22, 2014)

10.4	2006 Stock Incentive Plan, as amended July 28, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 2, 2011)

10.5
Amendment to Section 16.2 of the 2006 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's current Report on Form 8-K filed with the Commission on March 5, 2013)

10.6	Amendment to the 2006 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on August 22, 2014)

10.7	Non-Employee Directors Stock Plan, as amended April 2, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 8, 2010)

10.8
Amendment to the Non-Employee Directors Stock Plan, as amended (incorporated by reference to Exhibit to 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 22, 2014)

10.9	IPG Photonics Non-Employee Director Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 5, 2013)

10.10	IPG Photonics Amended and Restated Non-Employee Director Compensation Plan

10.11	Senior Executive Short-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)

10.12	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed with the Commission on May 13, 2008)

10.13	Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 15, 2009)

10.14
Employment Agreement dated October 7, 2013 between the Registrant and Dr. Valentin P. Gapontsev, (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 15, 2013)

10.15
Service Agreement dated October 7, 2013 between IPG Laser GmbH and Dr. Eugene Scherbakov, (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 15, 2013)

Exhibit Number	Description
10.16
Form of Employment Agreement dated October 7, 2013 between the Registrant and each of Timothy P.V. Mammen, Angelo P. Lopresti and Alexander Ovtchinnikov, (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 15, 2013)

10.17
Form of Confidentiality, Non-Competition and Confirmatory Assignment Agreement between the Registrant and each of the named executive officers and certain other executive officers, (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on October 15, 2013)

10.18
Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)

10.19
Loan Agreement between the Registrant and Bank of America, N.A. dated as of June 4, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 9, 2008)

10.2	Revolving Credit Note by the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 9, 2008)

10.21	Term Note by the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on June 9, 2008)

10.22
Second Amendment to Loan Agreement, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.23
Revolving Credit Note Modification Agreement No. 1, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.24
Term Note Modification Agreement No. 1, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.25
Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated June 18, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 29, 2012)

10.26
Guarantee of the Registrant to Deutsche Bank AG dated June 26, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on June 29, 2012)

10.27	Enclosure 1 to Guarantee to Deutsche Bank AG dated June 26, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on June 29, 2012)

10.28
Amendment to Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated January 17, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 4, 2014)

10.29
Amendment to Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated June 25, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 1, 2014)

10.3
Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated August 7, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 14, 2014)

10.31
Guarantee of the Registrant to Deutsche Bank AG dated August 7, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on August 14, 2014)

Exhibit Number	Description
10.32
Guarantee of IPG Laser GmbH to Deutsche Bank AG dated August 7, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on August 14, 2014)

10.33
Annex 1 to Guarantee of IPG Laser GmbH to Deutsche Bank AG dated August 11, 2014 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on August 14, 2014)

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