Form 10-Q
period 2015-03-31
IPG PHOTONICS CORP
filed 2015-05-06
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 4, 2015, there were 52,628,565 shares of the registrant's common stock issued and outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$541,474	$522,150
Accounts receivable, net	149,781	143,109
Inventories	174,140	171,009
Prepaid income taxes	25,712	20,967
Prepaid expenses and other current assets	23,785	21,295
Deferred income taxes, net	16,136	15,308
Total current assets	931,028	893,838
DEFERRED INCOME TAXES, NET	5,868	5,438
GOODWILL	519	455
INTANGIBLE ASSETS, NET	14,913	9,227
PROPERTY, PLANT AND EQUIPMENT, NET	274,145	275,082
OTHER ASSETS	22,787	26,847
TOTAL	$1,249,260	$1,210,887
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$523	$2,631
Current portion of long-term debt	13,000	13,333
Accounts payable	15,916	17,141
Accrued expenses and other liabilities	62,209	64,057
Deferred income taxes, net	5,876	3,241
Income taxes payable	25,606	21,672
Total current liabilities	123,130	122,075
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	26,444	22,584
LONG-TERM DEBT, NET OF CURRENT PORTION	19,167	19,667
Total liabilities	168,741	164,326
COMMITMENTS AND CONTINGENCIES (NOTE 12)
IPG PHOTONICS CORPORATION STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 52,620,428 shares issued and outstanding at March 31, 2015; 52,369,688 shares issued and outstanding at December 31, 2014	5	5
Additional paid-in capital	580,926	567,617
Retained earnings	648,561	591,202
Accumulated other comprehensive loss	(150,539)	(112,263)
Total IPG Photonics Corporation stockholders' equity	1,078,953	1,046,561
NONCONTROLLING INTERESTS	1,566	—
Total equity	1,080,519	1,046,561
TOTAL	$1,249,260	$1,210,887
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
NET SALES	$198,960	$170,575
COST OF SALES	91,133	81,291
GROSS PROFIT	107,827	89,284
OPERATING EXPENSES:
Sales and marketing	7,549	7,165
Research and development	14,230	12,784
General and administrative	12,778	12,916
Gain on foreign exchange	(8,752)	(1,370)
Total operating expenses	25,805	31,495
OPERATING INCOME	82,022	57,789
OTHER (EXPENSE) INCOME, Net:
Interest expense, net	(184)	(139)
Other income, net	85	334
Total other (expense) income	(99)	195
INCOME BEFORE PROVISION FOR INCOME TAXES	81,923	57,984
PROVISION FOR INCOME TAXES	(24,577)	(17,453)
NET INCOME	57,346	40,531
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(13)	—
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$57,359	$40,531
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$1.09	$0.78
Diluted	$1.08	$0.77
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	52,486	51,970
Diluted	53,267	52,724
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2015	2014

Net income	$57,346	$40,531
Other comprehensive income, net of tax:
Translation adjustments	(38,319)	(12,666)
Unrealized gain on derivatives	43	39
Total other comprehensive loss	(38,276)	(12,627)
Comprehensive income	19,070	27,904
Comprehensive (loss) income attributable to noncontrolling interest	(13)	—
Comprehensive income attributable to IPG Photonics Corporation	$19,083	$27,904
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,346	$40,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,743	8,102
Deferred income taxes	5,708	(2,610)
Stock-based compensation	4,127	3,267
Realized and unrealized gains on cash and cash equivalents and unrealized gains on foreign currency transactions	(5,415)	(1,355)
Other	50	422
Provisions for inventory, warranty & bad debt	8,017	5,284
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(11,885)	(4,373)
Inventories	(13,898)	(3,856)
Prepaid expenses and other current assets	(723)	(4,731)
Accounts payable	(1,231)	516
Accrued expenses and other liabilities	(2,774)	3,934
Income and other taxes payable	7,716	(175)
Tax benefit from exercise of employee stock options	(4,773)	(1,565)
Net cash provided by operating activities	52,008	43,391
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property, plant and equipment	(14,027)	(11,456)
Proceeds from sales of property, plant and equipment	131	119
Acquisition of businesses, net of cash acquired	(4,958)	—
Other	60	32
Net cash used in investing activities	(18,794)	(11,305)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	3,616	10,889
Payments on line-of-credit facilities	(5,488)	(11,861)
Principal payments on long-term borrowings	(833)	(333)
Exercise of employee stock options and issuances under employee stock purchase plan	4,409	611
Tax benefit from exercise of employee stock options	4,773	1,565
Net cash provided by financing activities	6,477	871
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(20,367)	(1,124)
NET INCREASE IN CASH AND CASH EQUIVALENTS	19,324	31,833
CASH AND CASH EQUIVALENTS — Beginning of period	522,150	448,776
CASH AND CASH EQUIVALENTS — End of period	$541,474	$480,609
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$293	$102
Cash paid for income taxes	$11,889	$20,893
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$634	$610
Inventory transferred to machinery and equipment	$284	$717
Additions to property, plant and equipment included in accounts payable	$549	$1,541
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2015		2014
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	52,369,688	$5	51,930,978	$5
Exercise of stock options	250,740	—	89,443	—
Balance, end of period	52,620,428	5	52,020,421	5
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		567,617		538,908
Stock-based compensation		4,127		3,267
Exercise of stock options and related tax benefit from exercise		9,182		2,176
Balance, end of period		580,926		544,351
RETAINED EARNINGS
Balance, beginning of year		591,202		390,757
Net income attributable to IPG Photonics Corporation		57,359		40,531
Balance, end of period		648,561		431,288
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(112,263)		(1,701)
Translation adjustments		(38,319)		(12,666)
Unrealized gain on derivatives, net of tax		43		39
Balance, end of period		(150,539)		(14,328)
TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS' EQUITY		$1,078,953		$961,316
NONCONTROLLING INTERESTS
Balance, beginning of year		—		—
NCI of acquired company		1,579		—
Net (loss) income attributable to NCI		(13)		—
Balance, end of period		1,566		—
TOTAL STOCKHOLDERS' EQUITY		$1,080,519		$961,316
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by IPG Photonics Corporation, or "IPG", "we", "our", "its" or the "Company". Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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
3. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2015	2014
Components and raw materials	$54,004	$54,925
Work-in-process	52,016	58,603
Finished goods	68,120	57,481
Total	$174,140	$171,009
The Company recorded inventory provisions totaling $3,326 and $2,380 for the three months ended March 31, 2015 and 2014, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. ACCRUED EXPENSES AND OTHER LIABLILITES
Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2015	2014
Accrued compensation	$22,421	$31,673
Customer deposits and deferred revenue	22,703	16,605
Current portion of accrued warranty	9,991	9,489
Other	7,094	6,290
Total	$62,209	$64,057

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

5. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	March 31,	December 31,
	2015	2014
Revolving line-of-credit facilities:
European overdraft facilities	$523	$828
Euro line of credit	—	1,803
Total	$523	$2,631
Term debt:
U.S. long-term note	$11,000	$11,333
Collateralized long-term note	21,167	21,667
Less: current portion	(13,000)	(13,333)
Total long-term debt	$19,167	$19,667
The U.S. and Euro lines of credit are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. At March 31, 2015 and December 31, 2014, there were no amounts drawn on the U.S. line of credit, however there were $32 and $87, respectively, of guarantees issued against the line which reduces total availability. At March 31, 2015, there were no amounts drawn on the Euro line of credit, however, there were $8,207 and $4,309 of guarantees issued against the line as of March 31, 2015 and December 31, 2014, respectively, which reduces total availability. On April 30, 2015, the Company increased its line of credit with Bank of America to $50,000 and extended the maturity to April 2020. The Company has allocated a portion of the available credit under the facility to its foreign subsidiaries for borrowings in their respective local currencies.
As of March 31, 2015, the remaining balance of the U.S. long-term note outstanding is considered current because the note matures in June 2015.
6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended March 31,
	2015	2014
Net income attributable to IPG Photonics Corporation	$57,359	$40,531
Weighted average shares	52,486	51,970
Dilutive effect of common stock equivalents	781	754
Diluted weighted average common shares	53,267	52,724
Basic net income attributable to IPG Photonics Corporation per share	$1.09	$0.78
Diluted net income attributable to IPG Photonics Corporation per share	$1.08	$0.77
The computation of diluted weighted average common shares excludes options to purchase 88,000 shares and 70,000 shares for the three months ended March 31, 2015 and 2014, respectively, because the effect would be anti-dilutive.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Cash flow hedges – The Company's cash flow hedge is an interest rate swap under which it pays fixed rates of interest. The fair value amounts in the consolidated balance sheet related to the interest rate swap were:

Notional Amounts[1]		Other Assets		Other Current Liabilities[2]		Other Long-Term Liabilities[2]
March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
2015	2014	2015	2014	2015	2014	2015	2014
$11,000	$11,333	$—	$—	$85	$151	$—	$—
  (1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
  (2) As of March 31, 2015, the remaining balance of the U.S. long-term note outstanding is considered current because the note matures in June 2015.
The derivative gains and losses in the consolidated statements of income related to the Company's interest rate swap contracts were as follows:

	Three Months Ended March 31,
	2015	2014
Effective portion recognized in other comprehensive loss, pretax:
Interest rate swap	$133	$138
Effective portion reclassified from other comprehensive loss to interest expense, pretax:
Interest rate swap	$(67)	$(76)
Ineffective portion recognized in income:
Interest rate swap	$—	$—
8. FAIR VALUE MEASUREMENTS
The Company's financial instruments consist of cash equivalents, accounts receivable, accounts payable, drawings on revolving lines of credit, auction rate securities, long-term debt and certain derivative instruments.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company’s assets and liabilities measured at fair value:

		Fair Value Measurements at March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$277,652	$277,652	$—	$—
Auction rate securities	1,130	—	—	1,130
Total assets	$278,782	$277,652	$—	$1,130
Liabilities
Contingent purchase consideration	$83	$—	$—	$83
Interest rate swaps	85	—	85	—
Total liabilities	$168	$—	$85	$83

		Fair Value Measurements at December 31, 2014

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$266,011	$266,011	$—	$—
Auction rate securities	1,128	—	—	1,128
Total assets	$267,139	$266,011	$—	$1,128
Liabilities
Contingent purchase consideration	$98	$—	$—	$98
Interest rate swaps	151	—	151	—
Total liabilities	$249	$—	$151	$98
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

	Three Months Ended March 31,
	2015	2014
Auction Rate Securities
Balance, beginning of period	$1,128	$1,120
Change in fair value and accretion	2	2
Balance, end of period	$1,130	$1,122
Contingent Purchase Consideration
Balance, beginning of period	$98	$375
Change in fair value and currency fluctuations	(15)	(9)
Balance, end of period	$83	$366
9. GOODWILL AND INTANGIBLES
The carrying amount of goodwill was $519 and $455 on March 31, 2015 and December 31, 2014, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Intangible assets, subject to amortization, consisted of the following:

	March 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$6,641	$(4,309)	$2,332	6 Years	$6,641	$(4,221)	$2,420	6 Years
Customer relationships	3,357	(3,097)	260	5 Years	3,660	(3,308)	352	5 Years
Production know-how	6,664	(2,742)	3,922	8 Years	6,844	(2,630)	4,214	8 Years
Technology, trademark and tradename	9,587	(1,188)	8,399	8 Years	3,315	(1,074)	2,241	8 Years
	$26,249	$(11,336)	$14,913		$20,460	$(11,233)	$9,227
During the first quarter of 2015, the Company purchased a 76% ownership interest in RukhTekh LLC ("RuchTech"). RuchTech's fair value at the time was $6,579. The Company paid $5,000, which represents the fair value of its ownership interest on March 15, 2015. In connection with this purchase, the Company has included $64 of Goodwill related to expected synergies for the Company's expansion of product offerings with multi-dimension high-power systems platform for large scale cutting, welding and cladding applications and $6,298 of Purchased Technology intangibles as of March 31, 2015.
The purchase price allocation included in the Company's financial statements are not complete and represent the preliminary fair value estimates as of March 31, 2015 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.
Amortization expense for the three months ended March 31, 2015 and 2014 was $512 and $543, respectively. The estimated future amortization expense for intangibles for the remainder of 2015 and subsequent years is as follows:

2015	2016	2017	2018	2019	Thereafter	Total
$1,939	$2,568	$2,568	$2,503	$1,914	$3,421	$14,913
10. PRODUCT WARRANTIES
The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the three months ended March 31, 2015 and 2014.

	2015	2014
Balance at January 1	$19,272	$14,997
Provision for warranty accrual	4,549	2,695
Warranty claims	(2,588)	(1,932)
Foreign currency translation	(1,437)	(107)
Balance at March 31	$19,796	$15,653
Accrued warranty reported in the accompanying consolidated financial statements as of March 31, 2015 and December 31, 2014 consisted of $9,991 and $9,489 in accrued expenses and other liabilities and $9,805 and $9,783 in other long-term liabilities, respectively.
11. INCOME TAXES
A reconciliation of the total amounts of unrecognized tax benefits is as follows:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	2015	2014
Balance at January 1	$6,494	$6,501
Reductions of prior period positions	—	—
Additions for tax positions in prior period	—	—
(Reductions) additions for tax positions in current period	—	—
Balance at March 31	$6,494	$6,501
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company's effective tax rate, if recognized.
12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business.
These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of March 31, 2015 and through the filing date of these Financial Statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.

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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $3.3 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively and $11.3 million, $15.1 million and $8.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
General and administrative expense. We expect our general and administrative expenses to increase as we continue to invest in systems and resources in management, finance, legal, information technology, human resources and administration to support our worldwide operations. Legal expenses vary from quarter to quarter based primarily upon the level of litigation, transaction and compliance activities.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 27% for the three months ended March 31, 2015 and 23%, 21% and 16% for the full years 2014, 2013 and 2012, respectively. Our largest customer accounted for 12% of our net sales for the three months ended March 31, 2015. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014
Net sales. Net sales increased by $28.4 million, or 16.6%, to $199.0 million for the three months ended March 31, 2015 from $170.6 million for the three months ended March 31, 2014.

	Three Months Ended March 31,
	2015		2014		Change
		% of Total		% of Total
Materials processing	$192,003	96.5%	$162,724	95.4%	$29,279	18.0%
Other applications	6,957	3.5%	7,851	4.6%	(894)	(11.4)%
Total	$198,960	100.0%	$170,575	100.0%	$28,385	16.6%
Sales for materials processing applications increased primarily due to higher sales of high-power, medium-power, QCW lasers, and service, parts and accessories. High-power laser sales increased due to increased demand for cutting, welding and surface structuring applications. Medium-power laser sales increased due to increased demand for laser sintering/3D manufacturing and thin material welding applications. QCW laser sales increased primarily due to welding applications. A relatively new product, optical processing heads, contributed to the increase in service, parts and accessories sales. We continue to see increased acceptance of the advantages of fiber laser technology. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are gaining sales from gas laser systems. Medium-power lasers are increasingly being used for fine material processing such as cutting and welding metals in the consumer electronics industry as well as in 3D printing. We also increased sales of QCW lasers used for cutting and welding thin sheet metal as demand increased for these devices from OEM customers because they are displacing lamp pumped YAG lasers. The decrease in other applications sales relates primarily to decreases in sales of lasers used in advanced applications offset by an increase in sales of lasers used for medical and telecommunication applications.

Cost of sales and gross margin. Cost of sales increased by $9.8 million, or 12.1%, to $91.1 million for the three months ended March 31, 2015 from $81.3 million for the three months ended March 31, 2014. Our gross margin increased to 54.2% for the three months ended March 31, 2015 from 52.3% for the three months ended March 31, 2014. Gross margin increased due to product mix including increased high-power, medium-power and QCW sales partially offset by increased unit sales of low-power, low-cost pulsed lasers, the benefit of lower manufacturing costs due to the depreciation of the Euro and Russian Ruble exchange rates, a decrease in component cost greater than the decrease in average selling prices and increased absorption of our manufacturing overhead partially offset by increased provisions for excess and obsolete inventory and provisions for warranty reserves due to increased sales. Expenses related to provisions for excess or obsolete inventory and other valuation adjustments increased by $0.9 million to $3.3 million, or 1.7% as a percentage of net sales.
Sales and marketing expense. Sales and marketing expense increased by $0.4 million, or 5.4%, to $7.5 million for the three months ended March 31, 2015 from $7.2 million for the three months ended March 31, 2014, primarily as a result of increases in personnel, trade show and depreciation costs. As a percentage of sales, sales and marketing expense decreased to 3.8% for the three months ended March 31, 2015 from 4.2% for the three months ended March 31, 2014.
Research and development expense. Research and development expense increased by $1.4 million, or 11.3%, to $14.2 million for the three months ended March 31, 2015, compared to $12.8 million for the three months ended March 31, 2014, primarily as a result of an increase in personnel and consultant costs, and materials used for research and development. These increases were partially offset by decreased expenses related to outside research and development contracts. Research and development continues to focus on developing new products at different wavelengths including UV, green and mid-infrared lasers as well as developing end user systems, new pulsed laser products including high power pulsed products and ultra-fast pulsed products, improving the electrical efficiency of high power products, enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, developing new accessories and achieving higher output powers. As a percentage of sales, research and development expense decreased to 7.2% for the three months ended March 31, 2015 from 7.5% for the three months ended March 31, 2014.
General and administrative expense. General and administrative expense slightly decreased by $0.1 million, or 1.1%, to $12.8 million for the three months ended March 31, 2015 from $12.9 million for the three months ended March 31, 2014. This was primarily due to lower provisions for, and an increase in recoveries for, bad debt as well as a smaller loss on the disposal of fixed assets that were partially offset by an increase in salaries and benefits, stock based compensation and depreciation. As a percentage of sales, general and administrative expense decreased to 6.4% for the three months ended March 31, 2015 from 7.6% for the three months ended March 31, 2014.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.73, Russian Ruble 35 and Japanese Yen 103, respectively, we would have expected net sales to be $21.6 million higher, gross profit to be $10.9 million higher and total operating expenses would have been $4.1 million higher.
Gain on foreign exchange. We incurred a foreign exchange gain of $8.8 million for the three months ended March 31, 2015 as compared to $1.4 million gain for the three months ended March 31, 2014. The change is primarily attributable to the appreciation of the U.S. Dollar compared to the Euro and Russian Ruble.
Interest expense, net. Interest expense, net remained relatively flat for the three months ended March 31, 2015 and 2014.
Other (expense) income, net. Other (expense) income, remained relatively flat for the three months ended March 31, 2015 and 2014.
Provision for income taxes. Provision for income taxes was $24.6 million for the three months ended March 31, 2015 compared to $17.5 million for the three months ended March 31, 2014. The effective tax rates were 30.0% and 30.1% for the three months ended March 31, 2015 and 2014, respectively. The decrease in effective rate was due primarily to the mix of income earned in various tax jurisdictions.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $16.8 million to $57.4 million for the three months ended March 31, 2015 compared to $40.5 million for the three months ended March 31, 2014. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 5.0 percentage points to 28.8% for the three months ended March 31, 2015 from 23.8% for the three months ended March 31, 2014 due to the factors described above.
Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2015 consisted of cash and cash equivalents of $541.5 million, unused credit lines and overdraft facilities of $61.0 million and other working capital (excluding cash and cash equivalents) of $266.4 million. This compares to cash and cash equivalents of $522.2 million, unused credit lines and overdraft facilities of $66.9 million and other working capital (excluding cash and cash equivalents) of $249.6 million as of December 31, 2014. The increase in cash and cash equivalents of $19.3 million from December 31, 2014 relates primarily to the following:

•	Cash provided by operating activities in the three months ended March 31, 2015 of $52.0 million.

•
Cash provided by financing activities of $6.5 million from the exercise of stock options and their related tax benefit partially offset by payments on long-term borrowings and net payments of line-of-credit facilities.

•	Cash used by investing activities of $18.8 million which mostly relate to capital expenditures and the purchase of a 76% interest in a high-power laser systems technology company.
Our long-term debt consists of the remaining balance of a $11.0 million unsecured variable-rate note. The note matures in June 2015, at which time the outstanding debt balance will be $10.7 million. The variable interest rate was fixed at a rate of 2.57% per annum by means of an interest rate swap instrument. Long-term debt also consists of a $21.2 million secured note. The note is secured by our corporate aircraft. Of this amount, $2.0 million is the current portion. The interest rate is fixed at 2.81% per annum and the note matures in October 2019, at which time the outstanding debt balance would be $12.0 million.
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
The following table details our line-of-credit facilities as of March 31, 2015:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $35.0 million	LIBOR plus 1.125% to 1.625%, depending on our performance	June 2015	Unsecured
Euro Credit Facilities (Germany) (2)	Euro 30.0 million ($32.5 million)	Euribor + 1.00% or EONIA 1.25%	July 2017	Unsecured, guaranteed by parent company and Germany subsidiary
Euro Overdraft Facilities (3)	Euro 2.0 million ($2.2 million)	1.0%-6.5%	October 2015	Common pool of assets of Italian subsidiary

(1)
$14.1 million of this revolving credit facility is available to our foreign subsidiaries in their respective local currencies, including India, China, Japan and South Korea. At March 31, 2015, there were no drawings, however, there were $32 thousand of guarantees issued against the line which reduces the total availability.

(2)
$17.4 million is available to our Russian subsidiary, $8.7 million is available to our German subsidiary, $3.2 million of this credit facility is available to our Chinese subsidiary and $3.2 million is available to our Italian subsidiary. At March 31, 2015, there were no amounts drawn on this line, however, there were $8.2 million of guarantees issued against the line which reduces the total availability.

(3)	At March 31, 2015, $0.5 million of the $2.2 million was drawn upon with an interest rate of 1.0%.
Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $35.0 million and $32.5 million, respectively, and neither of them is syndicated. On April 30, 2015, we increased our line of credit with Bank of America to $50.0 million and extended the maturity to April 2020. We have allocated a portion of the available credit under the facility to our foreign subsidiaries for borrowings in their respective local currencies.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Under the amended line of credit with the Bank of America, debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than two times our trailing twelve months EBITDA and, under the amended line of credit facility, less than three times our trailing twelve months EBITDA . We were in compliance with all such financial covenants as of and for the three months ended March 31, 2015.
Operating activities. Net cash provided by operating activities increased by $8.6 million to $52.0 million for the three months ended March 31, 2015 from $43.4 million for the three months ended March 31, 2014, primarily resulting from:

•	An increase in cash provided by net income after adding back non-cash charges of $79.6 million in the three months ended March 31, 2015 as compared to $53.6 million in the same period in 2014;

•	An increase in income and other taxes payable of $7.7 million in the three months ended March 31, 2015 as compared to a decrease of $0.2 million in the same period in 2014;

•
An increase in prepaid expenses and other current assets of $0.7 million in the three months ended March 31, 2015 as compared to an increase of $4.7 million in the same period in 2014; partially offset by

•	An increase in inventory of $13.9 million in the three months ended March 31, 2015 as compared to an increase of $3.9 million in the same period in 2014;

•	An increase in accounts receivable of $11.9 million in the three months ended March 31, 2015 as compared to an increase of $4.4 million in the same period in 2014;

•	A decrease in accrued expenses and other liabilities of $2.8 million in the three months ended March 31, 2015 as compared to an increase of $3.9 million in the same period in 2014; and

•	The effect of exchange rates on cash related to the appreciation of the U.S. Dollar compared to the Euro and Russian Ruble of $20.4 million.
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
Investing activities. Net cash used in investing activities was $18.8 million and $11.3 million in the three months ended March 31, 2015 and 2014, respectively. The cash used in investing activities in 2015 related to the construction of new buildings in the U.S.A., Germany and Russia, purchases of machinery and equipment and the purchase of a 76% interest in a high-power laser systems technology company. The cash used in investing activities in 2014 related to the construction of new buildings in the U.S.A., Germany and Russia.
We expect to incur between $60 million and $65 million in capital expenditures, excluding acquisitions in 2015, as we continue to upgrade facilities and add capacity worldwide to support our anticipated revenue growth. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash provided by financing activities was $6.5 million and $0.9 million in the three months ended March 31, 2015 and 2014, respectively. The cash provided by financing activities in 2015 was primarily related to the cash provided by the exercise of stock options and the related tax benefits of the exercises partially offset by the payments on our long-term borrowings and net payments of line-of-credit facilities. The cash provided by financing activities in 2014 was primarily related to the cash provided by the exercise of stock options and the related tax benefits of the exercises partially offset by the payments on our long-term debt and line-of-credit facilities.
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, "Business" and Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Japanese Yen and Chinese Yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Japanese Yen and Chinese Yuan. Gain on foreign exchange transactions totaled $8.8 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, it is unlikely that we will be able to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if the forecast or trend for a certain currency is expected, in the medium or long term, to be in a certain direction we have, on occasions, chosen not to try to off-set the assets or liabilities. At March 31, 2015, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro is the functional currency. The net U.S. Dollar denominated assets are comprised of cash, third party receivables, inter-company receivables and inter-company notes offset by third party and inter-company U.S. Dollar denominated payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of March 31, 2015 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $3.0 million if the U.S. Dollar appreciated and a $3.0 million foreign exchange loss if the U.S. Dollar depreciated.
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of March 31, 2015. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments to those proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 — January 31, 2015	—	(1)	$—	$—	$—
February 1, 2015 — February 28, 2015	—	(1)	—	—	—
March 1, 2015 — March 31, 2015	2,945	(1)	93.29	—	—
Total	2,945		$93.29	$—	$—

(1)
In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld in 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description
10.1	Amended and restated loan agreement with Bank of America, N.A.
10.2	Revolving credit note with Bank of America, N.A.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION

Date: May 6, 2015	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2015	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Senior Vice President and Chief Financial Officer (Principal Financial Officer)