Form 10-Q
period 2015-06-30
IPG PHOTONICS CORP
filed 2015-08-03
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of July 28, 2015, there were 52,724,374 shares of the registrant's common stock issued and outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$571,508	$522,150
Accounts receivable, net	169,828	143,109
Inventories	190,848	171,009
Prepaid income taxes	27,822	20,967
Prepaid expenses and other current assets	24,241	21,295
Deferred income taxes, net	18,123	15,308
Total current assets	1,002,370	893,838
DEFERRED INCOME TAXES, NET	7,495	5,438
GOODWILL	516	455
INTANGIBLE ASSETS, NET	14,013	9,227
PROPERTY, PLANT AND EQUIPMENT, NET	288,553	275,082
OTHER ASSETS	21,594	26,847
TOTAL	$1,334,541	$1,210,887
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$1,600	$2,631
Current portion of long-term debt	2,000	13,333
Accounts payable	21,537	17,141
Accrued expenses and other liabilities	68,274	64,057
Deferred income taxes, net	3,670	3,241
Income taxes payable	28,690	21,672
Total current liabilities	125,771	122,075
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	26,348	22,584
LONG-TERM DEBT, NET OF CURRENT PORTION	18,667	19,667
Total liabilities	170,786	164,326
COMMITMENTS AND CONTINGENCIES (NOTE 12)
IPG PHOTONICS CORPORATION STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 52,721,014 shares issued and outstanding at June 30, 2015; 52,369,688 shares issued and outstanding at December 31, 2014	5	5
Additional paid-in capital	591,718	567,617
Retained earnings	709,860	591,202
Accumulated other comprehensive loss	(139,262)	(112,263)
Total IPG Photonics Corporation stockholders' equity	1,162,321	1,046,561
NONCONTROLLING INTERESTS	1,434	—
Total equity	1,163,755	1,046,561
TOTAL	$1,334,541	$1,210,887
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
NET SALES	$235,138	$192,204	$434,098	$362,779
COST OF SALES	106,435	87,977	197,568	169,268
GROSS PROFIT	128,703	104,227	236,530	193,511
OPERATING EXPENSES:
Sales and marketing	7,962	8,047	15,511	15,212
Research and development	15,114	13,362	29,344	26,146
General and administrative	15,017	13,124	27,795	26,040
Loss (gain) on foreign exchange	3,167	945	(5,585)	(425)
Total operating expenses	41,260	35,478	67,065	66,973
OPERATING INCOME	87,443	68,749	169,465	126,538
OTHER INCOME (EXPENSE), Net:
Interest expense, net	(112)	—	(296)	(139)
Other income, net	161	239	246	573
Total other income (expense)	49	239	(50)	434
INCOME BEFORE PROVISION FOR INCOME TAXES	87,492	68,988	169,415	126,972
PROVISION FOR INCOME TAXES	(26,248)	(20,705)	(50,825)	(38,158)
NET INCOME	61,244	48,283	118,590	88,814
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(55)	—	(68)	—
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$61,299	$48,283	$118,658	$88,814
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$1.16	$0.93	$2.26	$1.71
Diluted	$1.15	$0.92	$2.22	$1.68
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	52,657	52,068	52,572	52,019
Diluted	53,442	52,769	53,355	52,747
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$61,244	$48,283	$118,590	$88,814
Other comprehensive income, net of tax:
Translation adjustments	11,225	6,683	(27,094)	(5,983)
Unrealized gain on derivatives	52	44	95	83
Total other comprehensive loss	11,277	6,727	(26,999)	(5,900)
Comprehensive income	72,521	55,010	91,591	82,914
Comprehensive loss attributable to noncontrolling interest	(55)	—	(68)	—
Comprehensive income attributable to IPG Photonics Corporation	$72,576	$55,010	$91,659	$82,914
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,590	$88,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,176	17,088
Deferred income taxes	(2,118)	(4,893)
Stock-based compensation	8,862	7,172
Realized and unrealized gains on cash and cash equivalents and unrealized gains on foreign currency transactions	(3,412)	(2,225)
Other	95	335
Provisions for inventory, warranty & bad debt	18,804	12,207
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(31,748)	(20,720)
Inventories	(33,211)	(14,988)
Prepaid expenses and other current assets	1,945	436
Accounts payable	4,422	(2,684)
Accrued expenses and other liabilities	(2,397)	(170)
Income and other taxes payable	7,067	(1,071)
Tax benefit from exercise of employee stock options	(5,665)	(2,426)
Net cash provided by operating activities	101,410	76,875
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property, plant and equipment	(32,606)	(45,781)
Proceeds from sales of property, plant and equipment	139	254
Acquisition of businesses, net of cash acquired	(4,958)	—
Other	86	42
Net cash used in investing activities	(37,339)	(45,485)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	9,432	15,376
Payments on line-of-credit facilities	(10,209)	(15,911)
Principal payments on long-term borrowings	(12,333)	(667)
Exercise of employee stock options and issuances under employee stock purchase plan	9,574	3,379
Tax benefit from exercise of employee stock options	5,665	2,426
Net cash provided by financing activities	2,129	4,603
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(16,842)	(1,337)
NET INCREASE IN CASH AND CASH EQUIVALENTS	49,358	34,656
CASH AND CASH EQUIVALENTS — Beginning of period	522,150	448,776
CASH AND CASH EQUIVALENTS — End of period	$571,508	$483,432
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$533	$223
Cash paid for income taxes	$44,728	$41,525
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$1,479	$1,318
Inventory transferred to machinery and equipment	$1,072	$1,030
Additions to property, plant and equipment included in accounts payable	$406	$1,209
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	2015		2014
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	52,369,688	$5	51,930,978	$5
Exercise of stock options	333,703	—	172,786	—
Common stock issued under employee stock purchase plan	17,623	—	17,458	—
Balance, end of period	52,721,014	5	52,121,222	5
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		567,617		538,908
Stock-based compensation		8,862		7,172
Exercise of stock options and related tax benefit from exercise		14,131		4,784
Common stock issued under employee stock purchase plan		1,108		1,021
Balance, end of period		591,718		551,885
RETAINED EARNINGS
Balance, beginning of year		591,202		390,757
Net income attributable to IPG Photonics Corporation		118,658		88,814
Balance, end of period		709,860		479,571
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(112,263)		(1,701)
Translation adjustments		(27,094)		(5,983)
Change in unrealized gain on derivatives, net of tax		95		83
Balance, end of period		(139,262)		(7,601)
TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS' EQUITY		$1,162,321		$1,023,860
NONCONTROLLING INTERESTS
Balance, beginning of year		—		—
NCI of acquired company		1,579		—
Net loss attributable to NCI		(68)		—
Other comprehensive loss attributable to NCI		(77)		—
Balance, end of period		1,434		—
TOTAL STOCKHOLDERS' EQUITY		$1,163,755		$1,023,860
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
3. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2015	2014
Components and raw materials	$66,618	$54,925
Work-in-process	46,387	58,603
Finished goods	77,843	57,481
Total	$190,848	$171,009
The Company recorded inventory provisions totaling $3,685 and $3,432 for the three months ended June 30, 2015 and 2014, respectively, and $7,011 and $5,812 for the six months ended June 30, 2015 and 2014, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. ACCRUED EXPENSES AND OTHER LIABLILITES
Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2015	2014
Accrued compensation	$26,872	$31,673
Customer deposits and deferred revenue	22,435	16,605
Current portion of accrued warranty	12,061	9,489
Other	6,906	6,290
Total	$68,274	$64,057

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

5. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	June 30,	December 31,
	2015	2014
Revolving line-of-credit facilities:
European overdraft facilities	$338	$828
Euro line of credit	1,262	1,803
Total	$1,600	$2,631
Term debt:
U.S. long-term note	$—	$11,333
Collateralized long-term note	20,667	21,667
Less: current portion	(2,000)	(13,333)
Total long-term debt	$18,667	$19,667
The U.S. and Euro lines of credit are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. At June 30, 2015 and December 31, 2014, there were no amounts drawn on the U.S. line of credit, however there were $0 and $87, respectively, of guarantees issued against the line which reduces total availability. At June 30, 2015, there was $1,262 drawn on the Euro line of credit, and there were $8,275 and $4,309 of guarantees issued against the line as of June 30, 2015 and December 31, 2014, respectively, which reduces total availability. On April 30, 2015, the Company increased its U.S. line of credit with Bank of America to $50,000 and extended the maturity to April 2020.
The U.S. long-term note outstanding at December 31, 2014 matured and was paid in June 2015.
6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to IPG Photonics Corporation	$61,299	$48,283	$118,658	$88,814
Weighted average shares	52,657	52,068	52,572	52,019
Dilutive effect of common stock equivalents	785	701	783	728
Diluted weighted average common shares	53,442	52,769	53,355	52,747
Basic net income attributable to IPG Photonics Corporation per share	$1.16	$0.93	$2.26	$1.71
Diluted net income attributable to IPG Photonics Corporation per share	$1.15	$0.92	$2.22	$1.68
The computation of diluted weighted average common shares excludes common stock equivalents of 9,500 shares and 57,000 shares, of which, includes restricted stock units ("RSUs") of 1,300 and 8,000 and performance stock units ("PSUs") of 4,400 and 0 for the three months ended June 30, 2015 and 2014, respectively. It also excludes 52,300 shares and 81,000 shares, of which, includes RSUs of 41,700 and 28,000 and PSUs of 4,400 and 0 for the six months ended June 30, 2015 and 2014, respectively, because the effect would be anti-dilutive.
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
The Company recognizes all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. Until June 2015, the Company had an interest rate swap that was classified as a cash flow hedge of its matured variable rate debt. The Company has no derivatives that are not accounted for as a hedging instrument.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Cash flow hedges – The Company previously had a cash flow hedge which was an interest rate swap associated with the U.S. long-term note. The interest rate swap agreement terminated with the note, which matured in June 2015. The fair value amounts in the consolidated balance sheet related to the interest rate swap were:

Notional Amounts[1]		Other Assets		Other Current Liabilities[2]		Other Long-Term Liabilities[2]
June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
2015	2014	2015	2014	2015	2014	2015	2014
$—	$11,333	$—	$—	$—	$151	$—	$—
  (1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
  (2) As of December 31, 2014, the remaining balance of the U.S. long-term note outstanding was considered current because the note matured in June 2015.
The derivative gains and losses in the consolidated statements of income related to the Company's interest rate swap contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Effective portion recognized in other comprehensive loss, pretax:
Interest rate swap	$171	$145	$304	$283
Effective portion reclassified from other comprehensive loss to interest expense, pretax:
Interest rate swap	$(86)	$(76)	$(153)	$(151)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—	$—
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company's assets and liabilities measured at fair value:

		Fair Value Measurements at June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$278,329	$278,329	$—	$—
Auction rate securities	1,132	—	—	1,132
Total assets	$279,461	$278,329	$—	$1,132
Liabilities
Contingent purchase consideration	80	—	—	80
Total liabilities	$80	$—	$—	$80

		Fair Value Measurements at December 31, 2014

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$266,011	$266,011	$—	$—
Auction rate securities	1,128	—	—	1,128
Total assets	$267,139	$266,011	$—	$1,128
Liabilities
Contingent purchase consideration	$98	$—	$—	$98
Interest rate swaps	151	—	151	—
Total liabilities	$249	$—	$151	$98
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Auction Rate Securities
Balance, beginning of period	$1,130	$1,122	$1,128	$1,120
Change in fair value and accretion	2	2	4	4
Balance, end of period	$1,132	$1,124	$1,132	$1,124
Contingent Purchase Consideration
Balance, beginning of period	$83	$366	$98	$375
Change in fair value and currency fluctuations	(3)	(9)	(18)	(18)
Balance, end of period	$80	$357	$80	$357
9. GOODWILL AND INTANGIBLES
The carrying amount of goodwill was $516 and $455 on June 30, 2015 and December 31, 2014, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Intangible assets, subject to amortization, consisted of the following:

	June 30, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$6,641	$(4,397)	$2,244	6 Years	$6,641	$(4,221)	$2,420	6 Years
Customer relationships	3,420	(3,169)	251	5 Years	3,660	(3,308)	352	5 Years
Production know-how	6,698	(2,957)	3,741	8 Years	6,844	(2,630)	4,214	8 Years
Technology, trademark and tradename	9,270	(1,493)	7,777	8 Years	3,315	(1,074)	2,241	8 Years
	$26,029	$(12,016)	$14,013		$20,460	$(11,233)	$9,227
During the first quarter of 2015, the Company purchased a 76% ownership interest in RukhTekh LLC ("RuchTech"). RuchTech's fair value at the time was $6,579. The Company paid $5,000, which represents the fair value of its ownership interest on March 15, 2015. In connection with this purchase, the Company has included $64 of Goodwill related to expected synergies for the Company's high-power systems product line and $6,298 of Purchased Technology intangibles.
The purchase price allocation included in the Company's financial statements are not complete and represent the preliminary fair value estimates as of June 30, 2015 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.
Amortization expense for the three months ended June 30, 2015 and 2014 was $608 and $534, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was $1,120 and $1,077, respectively. The estimated future amortization expense for intangibles for the remainder of 2015 and subsequent years is as follows:

2015	2016	2017	2018	2019	Thereafter	Total
$1,276	$2,525	$2,525	$2,460	$1,872	$3,355	$14,013
10. PRODUCT WARRANTIES
The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the six months ended June 30, 2015 and 2014.

	2015	2014
Balance at January 1	$19,272	$14,997
Provision for warranty accrual	10,944	5,936
Warranty claims	(5,787)	(4,226)
Foreign currency translation	(1,107)	(132)
Balance at June 30	$23,322	$16,575
Accrued warranty reported in the accompanying consolidated financial statements as of June 30, 2015 and December 31, 2014 consisted of $12,061 and $9,489 in accrued expenses and other liabilities and $11,261 and $9,783 in other long-term liabilities, respectively.
11. INCOME TAXES
A reconciliation of the total amounts of unrecognized tax benefits is as follows:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	2015	2014
Balance at January 1	$6,494	$6,501
Reductions of prior period positions	—	—
Additions for tax positions in prior period	—	—
(Reductions) additions for tax positions in current period	—	—
Balance at June 30	$6,494	$6,501
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company's effective tax rate, if recognized.
12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business.
These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of June 30, 2015 and through the filing date of these Financial Statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.

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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $3.7 million and $3.4 million for the three months ended June 30, 2015 and 2014, respectively and $11.3 million, $15.1 million and $8.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Foreign Exchange. Because we are a U.S. based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S., Germany and Russia) also affects our costs, and earnings. Certain currencies experiencing significant exchange rate fluctuations like the Euro, the Russian Ruble, the Japanese Yen and Chinese Yuan have had and could have an additional significant impact on our sales, costs and earnings. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies this could have a negative impact the demand for our products.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 24% for the six months ended June 30, 2015 and 23%, 21% and 16% for the full years 2014, 2013 and 2012, respectively. Our largest customer accounted for 11% of our net sales for the six months ended June 30, 2015. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014
Net sales. Net sales increased by $42.9 million, or 22.3%, to $235.1 million for the three months ended June 30, 2015 from $192.2 million for the three months ended June 30, 2014.

	Three Months Ended June 30,
	2015		2014		Change
		% of Total		% of Total
Materials processing	$224,486	95.5%	$185,271	96.4%	$39,215	21.2%
Other applications	10,652	4.5%	6,933	3.6%	3,719	53.6%
Total	$235,138	100.0%	$192,204	100.0%	$42,934	22.3%

	Three Months Ended June 30,
	2015		2014		Change
		% of Total		% of Total
High-Power Continuous Wave ("CW") Lasers	$131,825	56.1%	$104,146	54.2%	$27,679	26.6%
Medium-Power CW Lasers	26,575	11.3%	21,600	11.2%	4,975	23.0%
Low-Power CW Lasers	3,746	1.6%	3,100	1.6%	646	20.8%
Pulsed Lasers	32,131	13.7%	32,400	16.9%	(269)	(0.8)%
Quasi-Continuous Wave ("QCW") Lasers	15,712	6.7%	8,075	4.2%	7,637	94.6%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	25,149	10.7%	22,883	11.9%	2,266	9.9%
Total	$235,138	100.0%	$192,204	100.0%	$42,934	22.3%
Sales for materials processing applications increased primarily due to higher sales of high-power, medium-power, QCW lasers, and amplifiers and diodes included in other revenue. High-power laser sales increased due to increased demand for cutting, welding and brazing applications. Medium-power laser sales increased due to increased demand for laser sintering/3D manufacturing and thin material welding applications. Low-power laser sales increased due to the strong growth in medical applications. QCW laser sales increased primarily due to welding and cutting applications. Other revenue increased mainly as a result of higher telecom and diode sales during the period partially offset by lower service, parts and accessories sales. We continue to see increased acceptance of the advantages of fiber laser technology. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are gaining sales from gas laser systems. Medium-power lasers are increasingly being used for fine material processing such as cutting and welding metals in the consumer electronics industry as well as in 3D printing. We also increased sales of QCW lasers used for cutting and welding thin sheet metal as demand increased for these devices from OEM customers because they are displacing lamp pumped YAG lasers.
Cost of sales and gross margin. Cost of sales increased by $18.5 million, or 21.0%, to $106.4 million for the three months ended June 30, 2015 from $88.0 million for the three months ended June 30, 2014. Our gross margin increased to 54.7% for the three months ended June 30, 2015 from 54.2% for the three months ended June 30, 2014. Gross margin increased due to product mix including increased high-power, medium-power and QCW sales partially offset by increased unit sales of low-power, low-cost pulsed lasers, a decrease in component cost greater than the decrease in average selling prices and improved leverage of our manufacturing costs partially offset by increased provisions for excess and obsolete inventory and provisions for warranty reserves.
Sales and marketing expense. Sales and marketing expense remained flat at $8.0 million for the three months ended June 30, 2015 and 2014. As a percentage of sales, sales and marketing expense decreased to 3.4% for the three months ended June 30, 2015 from 4.2% for the three months ended June 30, 2014.
Research and development expense. Research and development expense increased by $1.8 million, or 13.1%, to $15.1 million for the three months ended June 30, 2015, compared to $13.4 million for the three months ended June 30, 2014, primarily as a result of an increase in personnel, stock-based compensation, premises, depreciation, travel, consultant costs and materials used for research and development. These increases were partially offset by decreased expenses related to outside research and development contracts. Research and development continues to focus on developing new products at different wavelengths including UV, green and mid-infrared lasers as well as developing end user systems, new pulsed laser products including high power pulsed products and ultra-fast pulsed products, improving the electrical efficiency of high power products, enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, developing new accessories and achieving higher output powers. As a percentage of sales, research and development expense decreased to 6.4% for the three months ended June 30, 2015 from 7.0% for the three months ended June 30, 2014.
General and administrative expense. General and administrative expense increased by $1.9 million, or 14.4%, to $15.0 million for the three months ended June 30, 2015 from $13.1 million for the three months ended June 30, 2014. This was primarily as a result of increased personnel, stock-based compensation, consulting, accounting and legal costs and bad debt provisions. As a percentage of sales, general and administrative expense decreased to 6.4% for the three months ended June 30, 2015 from 6.8% for the three months ended June 30, 2014.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.73, Russian Ruble 35 and Japanese Yen 102, respectively, we would have expected net sales to be $19.7 million higher, gross profit to be $9.9 million higher and total operating expenses would have been $4.0 million higher.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $3.2 million for the three months ended June 30, 2015 as compared to $0.9 million loss for the three months ended June 30, 2014. The change is primarily attributable to the appreciation of the U.S. Dollar compared to the Euro.
Interest expense, net. Interest expense, net remained relatively flat for the three months ended June 30, 2015 and 2014.
Other income, net. Other income, remained relatively flat for the three months ended June 30, 2015 and 2014.
Provision for income taxes. Provision for income taxes was $26.2 million for the three months ended June 30, 2015 compared to $20.7 million for the three months ended June 30, 2014. The effective tax rates were 30.0% and 30.0% for the three months ended June 30, 2015 and 2014, respectively.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $13.0 million to $61.3 million for the three months ended June 30, 2015 compared to $48.3 million for the three months ended June 30, 2014. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 1.0 percentage points to 26.1% for the three months ended June 30, 2015 from 25.1% for the three months ended June 30, 2014 due to the factors described above.
Results of Operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014
Net sales. Net sales increased by $71.3 million, or 19.7%, to $434.1 million for the six months ended June 30, 2015 from $362.8 million for the six months ended June 30, 2014.

	Six Months Ended June 30,
	2015		2014		Change
		% of Total		% of Total
Materials processing	$416,489	95.9%	$347,996	95.9%	$68,493	19.7%
Other applications	17,609	4.1%	14,783	4.1%	2,826	19.1%
Total	$434,098	100.0%	$362,779	100.0%	$71,319	19.7%

	Six Months Ended June 30,
	2015		2014		Change
		% of Total		% of Total
High-Power CW Lasers	$246,142	56.7%	$204,137	56.3%	$42,005	20.6%
Medium-Power CW Lasers	48,516	11.2%	39,082	10.8%	9,434	24.1%
Low-Power CW Lasers	7,230	1.7%	6,885	1.9%	345	5.0%
Pulsed Lasers	61,981	14.3%	61,242	16.9%	739	1.2%
QCW Lasers	25,742	5.9%	13,683	3.8%	12,059	88.1%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	44,487	10.2%	37,750	10.4%	6,737	17.8%
Total	$434,098	100.0%	$362,779	100.0%	$71,319	19.7%
Sales for materials processing applications increased primarily due to higher sales of high-power, medium-power, QCW lasers, and amplifiers and diodes included in other revenue. High-power laser sales increased due to increased demand for cutting, welding and surface structuring applications. Medium-power laser sales increased due to increased demand for laser sintering/3D manufacturing and thin material welding applications. Low-power laser sales increased due to growth in medical applications. QCW laser sales increased primarily due to cutting and welding applications. Other revenue increased mainly as a result of higher telecom and diode sales during the period partially offset by lower service, parts and accessories sales. We continue to see increased acceptance of the advantages of fiber laser technology. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are gaining sales from gas laser systems. Medium-power lasers are increasingly being used for fine material processing such as cutting and welding metals in the consumer electronics industry as well as in 3D printing. We also increased sales of QCW lasers used for cutting and welding thin sheet metal as demand increased for these devices from OEM customers because they are displacing lamp pumped YAG lasers.
Cost of sales and gross margin. Cost of sales increased by $28.3 million, or 16.7%, to $197.6 million for the six months ended June 30, 2015 from $169.3 million for the six months ended June 30, 2014. Our gross margin increased to 54.5% from 53.3% for the six months ended June 30, 2015 and 2014, respectively. Gross margin increased due to product mix including increased high-power, medium-power and QCW sales partially offset by increased unit sales of low-power, low-cost pulsed lasers, the benefit of lower manufacturing costs due to the depreciation of the Euro and Russian Ruble exchange rates, a decrease in component cost greater than the decrease in average selling prices and increased absorption of our manufacturing overhead partially offset by increased provisions for excess and obsolete inventory and provisions for warranty reserves.
Sales and marketing expense. Sales and marketing expense increased by $0.3 million, or 2.0%, to $15.5 million for the six months ended June 30, 2015 from $15.2 million for the six months ended June 30, 2014, primarily as a result of increases in stock-based compensation, travel, consultants, marketing costs and depreciation. As a percentage of sales, sales and marketing expense decreased to 3.6% for the six months ended June 30, 2015 from 4.2% for the six months ended June 30, 2014.
Research and development expense. Research and development expense increased by $3.2 million, or 12.2%, to $29.3 million for the six months ended June 30, 2015, compared to $26.1 million for the six months ended June 30, 2014, primarily as a result of an increase in personnel, stock-based compensation, premises, depreciation, consultant, travel costs and materials used for research and development. These increases were partially offset by decreased expenses related to outside research and development contracts. Research and development continues to focus on developing new products at different wavelengths including UV, green and mid-infrared lasers as well as developing end user systems, new pulsed laser products including high power pulsed products and ultra-fast pulsed products, improving the electrical efficiency of high power products, enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, developing new accessories and achieving higher output powers. As a percentage of sales, research and development expense decreased to 6.8% for the six months ended June 30, 2015 from 7.2% for the six months ended June 30, 2014.
General and administrative expense. General and administrative expense increased by $1.8 million, or 6.7%, to $27.8 million for the six months ended June 30, 2015 from $26.0 million for the six months ended June 30, 2014, primarily as a result of increased personnel, stock-based compensation, depreciation costs and bad debt provisions. As a percentage of sales, general and administrative expense decreased to 6.4% for the six months ended June 30, 2015 from 7.2% for the six months ended June 30, 2014.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.73, Russian Ruble 35 and Japanese Yen 103, respectively, we would have expected net sales for the six months ended June 30, 2015 to be $41.3 million higher, gross profit to be $20.7 million higher and total operating expenses would have been $8.2 million higher.
Loss (gain) on foreign exchange. We incurred a foreign exchange gain of $5.6 million for the six months ended June 30, 2015 as compared to a $0.4 million gain for the six months ended June 30, 2014. The change is primarily attributable to the changes of the U.S. Dollar against the Euro, Russian Ruble and Chinese Yuan.
Interest expense, net. Interest expense, increased to $0.3 million for the six months ended June 30, 2015 from $0.1 million for the six months ended June 30, 2014.
Other income, net. Other income, net decreased to $0.2 million of income for the six months ended June 30, 2015 compared to approximately $0.6 million of income for the six months ended June 30, 2014.
Provision for income taxes. Provision for income taxes was $50.8 million for the six months ended June 30, 2015 compared to $38.2 million for the six months ended June 30, 2014, representing an effective tax rate of 30.0% and 30.1% for the six months ended June 30, 2015 and 2014, respectively. The decrease in effective rate was due primarily to the mix of income earned in various tax jurisdictions. The legislation enabling research and development credits expired for 2014 and new legislation has not been enacted. Accordingly, there is no benefit for research and development tax credits recognized for the six months ended June 30, 2015.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $29.8 million to $118.7 million, or 33.6% for the six months ended June 30, 2015 compared to $88.8 million for the six months ended June 30, 2014. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 2.8 percentage points to 27.3% for the six months ended June 30, 2015 from 24.5% for the six months ended June 30, 2014 due to the factors described above.

Liquidity and Capital Resources
Our principal sources of liquidity as of June 30, 2015 consisted of cash and cash equivalents of $571.5 million, unused credit lines and overdraft facilities of $75.6 million and other working capital (excluding cash and cash equivalents) of $305.1 million. This compares to cash and cash equivalents of $522.2 million, unused credit lines and overdraft facilities of $66.9 million and other working capital (excluding cash and cash equivalents) of $249.6 million as of December 31, 2014. The increase in cash and cash equivalents of $49.4 million from December 31, 2014 relates primarily to the following:

•	Cash provided by operating activities in the six months ended June 30, 2015 of $101.4 million.

•	Cash used in investing activities of $37.3 million which mostly relate to capital expenditures and the purchase of a majority interest of a company in the first quarter.

•
Cash provided by financing activities of $2.1 million from the exercise of stock options, sales of shares under our employee stock purchase plan and their related tax benefits partially offset by the payments on long-term borrowings and net payments of line-of-credit facilities.

Our long-term debt consists of a $20.7 million secured note. The note is secured by our corporate aircraft. Of this amount, $2.0 million is the current portion. The interest rate is fixed at 2.81% per annum and the note matures in October 2019, at which time the outstanding debt balance would be $12.0 million.
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
The following table details our line-of-credit facilities as of June 30, 2015:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $50.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2020	Unsecured
Euro Credit Facilities (Germany) (2)	Euro 30.0 million ($33.3 million)	Euribor plus 1.00% or EONIA 1.25%	July 2017	Unsecured, guaranteed by parent company and Germany subsidiary
Euro Overdraft Facilities (3)	Euro 2.0 million ($2.2 million)	1.0%-6.5%	October 2015	Common pool of assets of Italian subsidiary

(1)
Effective April 30, 2015, this amount was amended from $35 million to $50 million and this revolving credit facility is available to our foreign subsidiaries in their respective local currencies. At June 30, 2015, there were no drawings or guarantees issued against the line.

(2)
$17.8 million is available to our Russian subsidiary, $8.9 million is available to our German subsidiary, $3.3 million of this credit facility is available to our Chinese subsidiary and $3.3 million is available to our Italian subsidiary. At June 30, 2015, there was $1.3 million drawn upon with an interest rate of 1.0% and there were $8.3 million of guarantees issued against the line which reduces the total availability.

(3)	At June 30, 2015, $0.3 million of the $2.2 million was drawn upon with an interest rate of 1.0%.
Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $50.0 million and $33.3 million, respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is at least 1.5:1. Debt service is defined as required principal and interest payments during the period. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended June 30, 2015.
Operating activities. Net cash provided by operating activities increased by $24.5 million to $101.4 million for the six months ended June 30, 2015 from $76.9 million for the six months ended June 30, 2014, primarily resulting from:

•
An increase in cash provided by net income after adding back non-cash charges of $42.5 million to $161.0 million in the six months ended June 30, 2015 as compared to $118.5 million in the same period in 2014;

•	An increase in income and other taxes payable of $7.1 million in the six months ended June 30, 2015 as compared to a decrease of $1.1 million in the same period in 2014;

•	An increase in prepaid expenses and other current assets of $1.9 million in the six months ended June 30, 2015 as compared to an increase of $0.4 million in the same period in 2014;

•	An increase in accounts payable of $4.4 million in the six months ended June 30, 2015 as compared to an decrease of $2.7 million in the same period in 2014; partially offset by

•	An increase in inventory of $33.2 million in the six months ended June 30, 2015 as compared to an increase of $15.0 million in the same period in 2014;

•	An increase in accounts receivable of $31.7 million in the six months ended June 30, 2015 as compared to an increase of $20.7 million in the same period in 2014;

•	A decrease in accrued expenses and other liabilities of $2.4 million in the six months ended June 30, 2015 as compared to a decrease of $0.2 million in the same period in 2014;

•	An increase in the tax benefit from exercise of employee stock options of $5.7 million in the six months ended June 30, 2015 as compared to an increase of $2.4 million in the same period in 2014 and

•	The effect of exchange rates on cash related to the appreciation of the U.S. Dollar compared to the Euro and Russian Ruble of $16.8 million.
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
Investing activities. Net cash used in investing activities was $37.3 million and $45.5 million in the six months ended June 30, 2015 and 2014, respectively. The cash used in investing activities in 2015 related to the construction of new buildings in the U.S.A., Germany and Russia, purchases of machinery and equipment and the purchase of a majority interest in a company in the first quarter. The cash used in investing activities in 2014 related to the construction and purchase of new buildings in the United States, Germany and Russia as well as purchases of machinery and equipment.
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
Financing activities. Net cash provided by financing activities was $2.1 million and $4.6 million in the six months ended June 30, 2015 and 2014, respectively. The cash provided by financing activities in 2015 was primarily related the cash provided by the exercise of stock options, sales of shares under our employee stock purchase plan and the related tax benefits of the exercises partially offset by the payments on our long-term borrowings of which $10.7 million related to the final payment on the U.S. long-term note that matured in June and net payments of line-of-credit facilities. The cash provided by financing activities in 2014 was primarily related to the cash provided by the exercise of stock options, sales of shares under our employee stock purchase plan and the related tax benefits of the exercises partially offset by the payments on our long-term borrowings and net payments of line-of-credit facilities.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Japanese Yen and Chinese Yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Japanese Yen and Chinese Yuan. Loss on foreign exchange transactions totaled $3.2 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively. Gain on foreign exchange transactions totaled $5.6 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if the forecast or trend for a certain currency is expected, in the medium or long term, to be in a certain direction we have, on occasions, chosen not to try to off-set the assets or liabilities. At June 30, 2015, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro is the functional currency. The net U.S. Dollar denominated assets are comprised of cash, third party receivables, inter-company receivables and inter-company notes offset by third party and inter-company U.S. Dollar denominated payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of June 30, 2015 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $3.7 million if the U.S. Dollar appreciated and a $3.7 million foreign exchange loss if the U.S. Dollar depreciated.
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of June 30, 2015. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 — January 31, 2015	—	(1)	$—	$—	$—
February 1, 2015 — February 28, 2015	—	(1)	—	—	—
March 1, 2015 — March 31, 2015	2,945	(1)	93.29	—	—
April 1, 2015 — April 30, 2015	—	(1)	—	—	—
May 1, 2015 — May 31, 2015	—	(1)	—	—	—
June 1, 2015 — June 30, 2015	2,823	(1)	86.53	—	—
Total	5,768		$89.98	$—	$—

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

IPG PHOTONICS CORPORATION

Date: August 3, 2015	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2015	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Senior Vice President and Chief Financial Officer (Principal Financial Officer)