Form 10-Q
period 2015-09-30
IPG PHOTONICS CORP
filed 2015-11-03
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of October 28, 2015, there were 52,781,322 shares of the registrant's common stock issued and outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$651,220	$522,150
Accounts receivable, net	154,814	143,109
Inventories	197,635	171,009
Prepaid income taxes	32,571	20,967
Prepaid expenses and other current assets	23,221	21,295
Deferred income taxes, net	18,611	15,308
Total current assets	1,078,072	893,838
DEFERRED INCOME TAXES, NET	9,237	5,438
GOODWILL	508	455
INTANGIBLE ASSETS, NET	12,744	9,227
PROPERTY, PLANT AND EQUIPMENT, NET	286,514	275,082
OTHER ASSETS	21,131	26,847
TOTAL	$1,408,206	$1,210,887
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$248	$2,631
Current portion of long-term debt	2,000	13,333
Accounts payable	20,862	17,141
Accrued expenses and other liabilities	76,913	64,057
Deferred income taxes, net	3,743	3,241
Income taxes payable	45,084	21,672
Total current liabilities	148,850	122,075
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	25,303	22,584
LONG-TERM DEBT, NET OF CURRENT PORTION	18,167	19,667
Total liabilities	192,320	164,326
COMMITMENTS AND CONTINGENCIES (NOTE 12)
IPG PHOTONICS CORPORATION STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 52,780,224 shares issued and outstanding at September 30, 2015; 52,369,688 shares issued and outstanding at December 31, 2014	5	5
Additional paid-in capital	597,803	567,617
Retained earnings	772,652	591,202
Accumulated other comprehensive loss	(155,802)	(112,263)
Total IPG Photonics Corporation stockholders' equity	1,214,658	1,046,561
NONCONTROLLING INTERESTS	1,228	—
Total equity	1,215,886	1,046,561
TOTAL	$1,408,206	$1,210,887
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
NET SALES	$243,541	$199,651	$677,639	$562,430
COST OF SALES	110,237	90,561	307,805	259,829
GROSS PROFIT	133,304	109,090	369,834	302,601
OPERATING EXPENSES:
Sales and marketing	7,717	7,496	23,228	22,708
Research and development	16,221	13,447	45,565	39,593
General and administrative	14,679	14,172	42,474	40,212
Loss (gain) on foreign exchange	5,125	(3,614)	(460)	(4,039)
Total operating expenses	43,742	31,501	110,807	98,474
OPERATING INCOME	89,562	77,589	259,027	204,127
OTHER INCOME (EXPENSE), Net:
Interest expense, net	(40)	(4)	(335)	(143)
Other income, net	132	162	378	735
Total other income (expense)	92	158	43	592
INCOME BEFORE PROVISION FOR INCOME TAXES	89,654	77,747	259,070	204,719
PROVISION FOR INCOME TAXES	(26,897)	(22,547)	(77,721)	(60,705)
NET INCOME	62,757	55,200	181,349	144,014
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(34)	—	(101)	—
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$62,791	$55,200	$181,450	$144,014
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$1.19	$1.06	$3.45	$2.77
Diluted	$1.18	$1.05	$3.40	$2.73
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	52,675	52,088	52,628	52,060
Diluted	53,392	52,792	53,390	52,780
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$62,757	$55,200	$181,349	$144,014
Other comprehensive income, net of tax:
Translation adjustments	(16,540)	(46,918)	(43,634)	(52,901)
Unrealized gain on derivatives	—	45	95	128
Total other comprehensive loss	(16,540)	(46,873)	(43,539)	(52,773)
Comprehensive income	46,217	8,327	137,810	91,241
Comprehensive loss attributable to noncontrolling interest	(285)	—	(351)	—
Comprehensive income attributable to IPG Photonics Corporation	$46,502	$8,327	$138,161	$91,241
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$181,349	$144,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,079	26,409
Deferred income taxes	(7,144)	(5,954)
Stock-based compensation	13,875	11,067
Realized and unrealized gains on cash and cash equivalents and unrealized gains on foreign currency transactions	(3,893)	(4,547)
Other	191	464
Provisions for inventory, warranty & bad debt	29,414	19,906
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(20,004)	(37,926)
Inventories	(52,172)	(30,220)
Prepaid expenses and other current assets	2,062	202
Accounts payable	4,519	1,324
Accrued expenses and other liabilities	3,656	2,653
Income and other taxes payable	17,501	(609)
Tax benefit from exercise of employee stock options	(5,822)	(2,696)
Net cash provided by operating activities	194,611	124,087
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property, plant and equipment	(50,759)	(72,723)
Purchase of intangible assets	—	(2,000)
Proceeds from sales of property, plant and equipment	231	418
Acquisition of businesses, net of cash acquired	(4,958)	—
Other	63	66
Net cash used in investing activities	(55,423)	(74,239)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	7,506	26,051
Payments on line-of-credit facilities	(9,780)	(26,836)
Principal payments on long-term borrowings	(12,833)	(1,000)
Exercise of employee stock options and issuances under employee stock purchase plan	10,489	3,730
Tax benefit from exercise of employee stock options	5,822	2,696
Net cash provided by financing activities	1,204	4,641
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(11,322)	(15,747)
NET INCREASE IN CASH AND CASH EQUIVALENTS	129,070	38,742
CASH AND CASH EQUIVALENTS — Beginning of period	522,150	448,776
CASH AND CASH EQUIVALENTS — End of period	$651,220	$487,518
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$688	$302
Cash paid for income taxes	$65,376	$56,730
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$1,995	$2,649
Inventory transferred to machinery and equipment	$2,371	$1,303
Additions to property, plant and equipment included in accounts payable	$(178)	$1,959
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2015		2014
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	52,369,688	$5	51,930,978	$5
Exercise of stock options	392,913	—	219,875	—
Common stock issued under employee stock purchase plan	17,623	—	17,518	—
Balance, end of period	52,780,224	5	52,168,371	5
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		567,617		538,908
Stock-based compensation		13,875		11,067
Exercise of stock options and related tax benefit from exercise		15,203		5,402
Common stock issued under employee stock purchase plan		1,108		1,024
Balance, end of period		597,803		556,401
RETAINED EARNINGS
Balance, beginning of year		591,202		390,757
Net income attributable to IPG Photonics Corporation		181,450		144,014
Balance, end of period		772,652		534,771
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(112,263)		(1,701)
Translation adjustments		(43,634)		(52,901)
Change in unrealized gain on derivatives, net of tax		95		128
Balance, end of period		(155,802)		(54,474)
TOTAL IPG PHOTONICS CORPORATION STOCKHOLDERS' EQUITY		$1,214,658		$1,036,703
NONCONTROLLING INTERESTS
Balance, beginning of year		—		—
NCI of acquired company		1,579		—
Net loss attributable to NCI		(101)		—
Other comprehensive loss attributable to NCI		(250)		—
Balance, end of period		1,228		—
TOTAL STOCKHOLDERS' EQUITY		$1,215,886		$1,036,703
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
3. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2015	2014
Components and raw materials	$71,297	$54,925
Work-in-process	35,272	58,603
Finished goods	91,066	57,481
Total	$197,635	$171,009
The Company recorded inventory provisions totaling $4,336 and $2,551 for the three months ended September 30, 2015 and 2014, respectively, and $11,347 and $8,363 for the nine months ended September 30, 2015 and 2014, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2015	2014
Accrued compensation	$32,975	$31,673
Customer deposits and deferred revenue	23,652	16,605
Current portion of accrued warranty	13,413	9,489
Other	6,873	6,290
Total	$76,913	$64,057

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

5. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	September 30,	December 31,
	2015	2014
Revolving line-of-credit facilities:
European overdraft facilities	$248	$828
Euro line-of-credit	—	1,803
Total	$248	$2,631
Term debt:
U.S. long-term note	$—	$11,333
Collateralized long-term note	20,167	21,667
Less: current portion	(2,000)	(13,333)
Total long-term debt	$18,167	$19,667
The U.S. and Euro lines-of-credit are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. At September 30, 2015 and December 31, 2014, there were no amounts drawn on the U.S. line- of-credit, and there were $2,719 and $87, respectively, of guarantees issued against the facility which reduces the amount of the facility to draw. At September 30, 2015, there were no amounts drawn on the Euro line of credit, and there were $9,040 and $4,309 of guarantees issued against the facility as of September 30, 2015 and December 31, 2014, respectively, which reduces the amount of the facility available to draw. On April 30, 2015, the Company increased its U.S. line of credit with Bank of America to $50,000 and extended the maturity to April 2020.
At September 30, 2015, the amount due on the collateralized long-term note was $20,167 of which $2,000 is the current portion. The note is secured by the Company's corporate aircraft. The interest rate on this note is fixed at 2.81% per annum and the note matures in October 2019, at which time the outstanding debt balance would be $12,000.
The U.S. long-term note outstanding at December 31, 2014 matured and was paid in June 2015.
6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to IPG Photonics Corporation	$62,791	$55,200	$181,450	$144,014
Weighted average shares	52,675	52,088	52,628	52,060
Dilutive effect of common stock equivalents	717	704	762	720
Diluted weighted average common shares	53,392	52,792	53,390	52,780
Basic net income attributable to IPG Photonics Corporation per share	$1.19	$1.06	$3.45	$2.77
Diluted net income attributable to IPG Photonics Corporation per share	$1.18	$1.05	$3.40	$2.73
For the three months ended September 30, 2015 and 2014, respectively, the computation of diluted weighted average common shares excludes common stock equivalents of 9,000 shares and 30,000 shares which includes restricted stock units ("RSUs") of 1,600 and 1,800 and performance stock units ("PSUs") of 4,300 and 0, because the effect would be anti-dilutive. For the nine months ended September 30, 2015 and 2014, respectively, the computation of diluted weighted averages common shares excludes 40,600 shares and 61,000 shares, which includes RSUs of 24,200 and 18,000 and PSUs of 9,400 and 0 because the effect would be anti-dilutive.
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
The derivative gains and losses in the consolidated statements of income related to the Company's interest rate swap contracts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Effective portion recognized in other comprehensive loss, pretax:
Interest rate swap	$—	$145	$304	$427
Effective portion reclassified from other comprehensive loss to interest expense, pretax:
Interest rate swap	$—	$(73)	$(153)	$(225)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—	$—
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company's assets and liabilities measured at fair value:

		Fair Value Measurements at September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$273,680	$273,680	$—	$—
Auction rate securities	1,134	—	—	1,134
Total assets	$274,814	$273,680	$—	$1,134
Liabilities
Contingent purchase consideration	69	—	—	69
Total liabilities	$69	$—	$—	$69

		Fair Value Measurements at December 31, 2014

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$266,011	$266,011	$—	$—
Auction rate securities	1,128	—	—	1,128
Total assets	$267,139	$266,011	$—	$1,128
Liabilities
Contingent purchase consideration	$98	$—	$—	$98
Interest rate swaps	151	—	151	—
Total liabilities	$249	$—	$151	$98
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Auction Rate Securities
Balance, beginning of period	$1,132	$1,124	$1,128	$1,120
Change in fair value and accretion	2	2	6	6
Balance, end of period	$1,134	$1,126	$1,134	$1,126
Contingent Purchase Consideration
Balance, beginning of period	$80	$357	$98	$375
Period transactions	(7)	—	(7)	—
Change in fair value and currency fluctuations	(4)	(259)	(22)	(277)
Balance, end of period	$69	$98	$69	$98
9. GOODWILL AND INTANGIBLES
The carrying amount of goodwill was $508 and $455 on September 30, 2015 and December 31, 2014, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Intangible assets, subject to amortization, consisted of the following:

	September 30, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$6,641	$(4,485)	$2,156	6 Years	$6,641	$(4,221)	$2,420	6 Years
Customer relationships	3,420	(3,178)	242	5 Years	3,660	(3,308)	352	5 Years
Production know-how	6,719	(3,168)	3,551	8 Years	6,844	(2,630)	4,214	8 Years
Technology, trademark and tradename	8,535	(1,740)	6,795	8 Years	3,315	(1,074)	2,241	8 Years
	$25,315	$(12,571)	$12,744		$20,460	$(11,233)	$9,227
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
Amortization expense for the three months ended September 30, 2015 and 2014 was $585 and $527, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $1,706 and $1,604, respectively. The estimated future amortization expense for intangibles for the remainder of 2015 and subsequent years is as follows:

2015	2016	2017	2018	2019	Thereafter	Total
$619	$2,422	$2,422	$2,357	$1,768	$3,156	$12,744
10. PRODUCT WARRANTIES
The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the nine months ended September 30, 2015 and 2014.

	2015	2014
Balance at January 1	$19,272	$14,997
Provision for warranty accrual	16,424	10,460
Warranty claims	(8,627)	(7,195)
Foreign currency translation	(1,059)	(1,183)
Balance at September 30	$26,010	$17,079
Accrued warranty reported in the accompanying consolidated financial statements as of September 30, 2015 and December 31, 2014 consisted of $13,413 and $9,489 in accrued expenses and other liabilities and $12,597 and $9,783 in other long-term liabilities, respectively.
11. INCOME TAXES
A reconciliation of the total amounts of unrecognized tax benefits is as follows:

	2015	2014
Balance at January 1	$6,494	$6,501
Reductions of prior period positions	—	—
Additions for tax positions in prior period	—	—
(Reductions) additions for tax positions in current period	—	(795)
Balance at September 30	$6,494	$5,706

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
These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of September 30, 2015 and through the filing date of these Financial Statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.

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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $4.3 million and $2.6 million for the three months ended September 30, 2015 and 2014, respectively, and $11.3 million and $8.4 million for nine months ended September 30, 2015 and 2014, respectively and $11.3 million, $15.1 million and $8.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Foreign Exchange. Because we are a U.S. based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S., Germany and Russia) also affects our costs, and earnings. Certain currencies experiencing significant exchange rate fluctuations like the Euro, the Russian Ruble, the Japanese Yen and Chinese Yuan have had and could have an additional significant impact on our sales, costs and earnings. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies this could have a negative impact on the demand for our products.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 28% for the nine months ended September 30, 2015 and 23%, 21% and 16% for the full years 2014, 2013 and 2012, respectively. Our largest customer accounted for 15% of our net sales for the nine months ended September 30, 2015. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014
Net sales. Net sales increased by $43.9 million, or 22.0%, to $243.5 million for the three months ended September 30, 2015 from $199.7 million for the three months ended September 30, 2014.

	Three Months Ended September 30,
	2015		2014		Change
		% of Total		% of Total
Materials processing	$223,813	91.9%	$192,288	96.3%	$31,525	16.4%
Other applications	19,728	8.1%	7,363	3.7%	12,365	167.9%
Total	$243,541	100.0%	$199,651	100.0%	$43,890	22.0%

	Three Months Ended September 30,
	2015		2014		Change
		% of Total		% of Total
High-Power Continuous Wave ("CW") Lasers	$130,917	53.8%	$105,753	53.0%	$25,164	23.8%
Medium-Power CW Lasers	26,951	11.1%	20,619	10.3%	6,332	30.7%
Low-Power CW Lasers	2,960	1.2%	3,138	1.6%	(178)	(5.7)%
Pulsed Lasers	35,036	14.4%	38,373	19.2%	(3,337)	(8.7)%
Quasi-Continuous Wave ("QCW") Lasers	19,849	8.2%	14,446	7.2%	5,403	37.4%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	27,828	11.4%	17,322	8.7%	10,506	60.7%
Total	$243,541	100.0%	$199,651	100.0%	$43,890	22.0%
Sales for materials processing applications increased primarily due to higher sales of high-power, medium-power and QCW lasers,offset by a decline in pulsed-laser sales. High-power laser sales increased due to increased demand for cutting, welding and brazing applications. Medium-power laser sales increased due to increased demand for laser sintering/3D manufacturing and thin material cutting and welding applications. QCW laser sales increased primarily due to welding and cutting applications. These increases were partially offset by a decrease in sales of pulsed-lasers used for marking and engraving applications. We continue to see increased acceptance of the advantages of fiber laser technology for materials processing applications. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are gaining sales from gas laser systems. Medium-power lasers are increasingly being used for fine material processing such as cutting and welding metals in the consumer electronics industry as well as in 3D printing. We also increased sales of QCW lasers used for cutting and welding thin sheet metal as demand increased for these devices from OEM customers because they are displacing lamp pumped YAG lasers.
Sales for other applications increased due to increased sales for advanced applications and telecom applications. The increase in sales for advanced applications was driven by government and aerospace applications and contributed to increased high-power laser sales and also increased sales of certain components included in other revenue detailed above. The increase in telecom sales was driven by last mile fiber access to the home applications and increased amplifier sales which also contributed to the increase in other revenue detailed above.
Cost of sales and gross margin. Cost of sales increased by $19.7 million, or 21.7%, to $110.2 million for the three months ended September 30, 2015 from $90.6 million for the three months ended September 30, 2014. Our gross margin increased to 54.7% for the three months ended September 30, 2015 from 54.6% for the three months ended September 30, 2014. Gross margin increased due to product mix including increased high-power, medium-power and QCW sales partially offset by increased unit sales of lower-margin pulsed lasers. In addition, our gross margin increased because total direct and indirect manufacturing costs increased at a slower rate than revenue as we have decreased component costs by more than the decrease in average selling prices and also because manufacturing expenses benefited from the depreciation of the Euro and Russian Ruble exchange rates. These benefits were partially offset by a slight decrease in the rate of absorption of manufacturing costs, an increase in provisions for excess and obsolete inventory and provisions for warranty reserves.

Sales and marketing expense. Sales and marketing expense increased by $0.2 million to $7.7 million for the three months ended September 30, 2015 from $7.5 million for the three months ended September 30, 2014, primarily as a result of an increase in personnel and stock-based compensation costs. As a percentage of sales, sales and marketing expense decreased to 3.2% for the three months ended September 30, 2015 from 3.8% for the three months ended September 30, 2014.
Research and development expense. Research and development expense increased by $2.8 million, or 20.6%, to $16.2 million for the three months ended September 30, 2015, compared to $13.4 million for the three months ended September 30, 2014, primarily as a result of an increase in personnel, stock-based compensation, premises, depreciation and materials used for research and development. These increases were partially offset by decreased expenses related to outside research and development contracts. Research and development continues to focus on developing new products at different wavelengths including UV, green and mid-infrared lasers as well as developing end user systems, new pulsed laser products including high power pulsed products and ultra-fast pulsed products, improving the electrical efficiency of high-power products, enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, developing new accessories and achieving higher output powers. As a percentage of sales, research and development expense remained at 6.7% for both the three months ended September 30, 2014 and 2015.

General and administrative expense. General and administrative expense increased by $0.5 million, or 3.6%, to $14.7 million for the three months ended September 30, 2015 from $14.2 million for the three months ended September 30, 2014. This was primarily as a result of increased stock-based compensation, banking and related fees, depreciation and bad debt provisions. As a percentage of sales, general and administrative expense decreased to 6.0% for the three months ended September 30, 2015 from 7.1% for the three months ended September 30, 2014.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.75, Russian Ruble 36, Japanese Yen 104 and Chinese Yuan 6.16, respectively, we would have expected net sales to be $20.6 million higher, gross profit to be $9.5 million higher and total operating expenses would have been $4.1 million higher.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $5.1 million for the three months ended September 30, 2015 as compared to $3.6 million gain for the three months ended September 30, 2014. Foreign exchange losses for the three months ended September 30, 2015 were primarily attributable to the depreciation of the Chinese Yuan compared to the U.S. dollar offset by the devaluation of the Russian Ruble compared to the U.S. dollar and appreciation of the Japanese Yen compared to the Euro. Foreign exchange gains for the three months ended September 30, 2014 were primarily related to the appreciation of the U.S. Dollar compared to the Euro.
Interest expense, net. Interest expense, net remained relatively flat for the three months ended September 30, 2015 and 2014.
Other income, net. Other income, remained relatively flat for the three months ended September 30, 2015 and 2014.
Provision for income taxes. Provision for income taxes was $26.9 million for the three months ended September 30, 2015 compared to $22.5 million for the three months ended September 30, 2014. The effective tax rates were 30.0% and 29.0% for the three months ended September 30, 2015 and 2014, respectively. The increase in effective rate was due primarily to the mix of income earned in various tax jurisdictions. The legislation enabling research and development credits in the United States expired for 2014 and new legislation has not been enacted. Accordingly, there is no benefit for research and development tax credits recognized for the nine months ended September 30, 2015.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $7.6 million to $62.8 million for the three months ended September 30, 2015 compared to $55.2 million for the three months ended September 30, 2014. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 1.8 percentage points to 25.8% for the three months ended September 30, 2015 from 27.6% for the three months ended September 30, 2014 due to the factors described above.
Results of Operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Net sales. Net sales increased by $115.2 million, or 20.5%, to $677.6 million for the nine months ended September 30, 2015 from $562.4 million for the nine months ended September 30, 2014.

	Nine Months Ended September 30,
	2015		2014		Change
		% of Total		% of Total
Materials processing	$640,302	94.5%	$540,284	96.1%	$100,018	18.5%
Other applications	37,337	5.5%	22,146	3.9%	15,191	68.6%
Total	$677,639	100.0%	$562,430	100.0%	$115,209	20.5%

	Nine Months Ended September 30,
	2015		2014		Change
		% of Total		% of Total
High-Power CW Lasers	$377,058	55.6%	$309,890	55.1%	$67,168	21.7%
Medium-Power CW Lasers	75,467	11.1%	59,701	10.6%	15,766	26.4%
Low-Power CW Lasers	10,190	1.5%	10,023	1.8%	167	1.7%
Pulsed Lasers	97,017	14.3%	99,615	17.7%	(2,598)	(2.6)%
QCW Lasers	45,592	6.7%	28,129	5.0%	17,463	62.1%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	72,315	10.7%	55,072	9.8%	17,243	31.3%
Total	$677,639	100.0%	$562,430	100.0%	$115,209	20.5%
Sales for materials processing applications increased primarily due to higher sales of high-power, medium-power and QCW lasers. High-power laser sales increased due to increased demand for cutting, welding and surface structuring applications. Medium-power laser sales increased due to increased demand for laser sintering/3D manufacturing and thin material welding applications. QCW laser sales increased primarily due to cutting and welding applications. These increases were partially offset by a decline in pulsed-laser sales used for marking and engraving applications. We continue to see increased acceptance of the advantages of fiber laser technology for materials processing applications. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are gaining sales from gas laser systems. Medium-power lasers are increasingly being used for fine material processing such as cutting and welding metals in the consumer electronics industry as well as in 3D printing. We also increased sales of QCW lasers used for cutting and welding thin sheet metal as demand increased for these devices from OEM customers because they are displacing lamp pumped YAG lasers.
Sales for other applications increased due to increased sales for advanced applications, telecom applications and medical applications. The increase in sales for advanced applications was driven by government and aerospace applications and contributed to increased high-power laser sales and also increased sales of certain components included in other revenue detailed above. The increase in telecom sales was driven by last mile fiber access to the home applications and increased amplifier sales which also contributed to the increase in other revenue detailed above. The increase in sales for medical applications contributed to the increase in low-power laser sales.
Cost of sales and gross margin. Cost of sales increased by $48.0 million, or 18.5%, to $307.8 million for the nine months ended September 30, 2015 from $259.8 million for the nine months ended September 30, 2014. Our gross margin increased to 54.6% from 53.8% for the nine months ended September 30, 2015 and 2014, respectively. Gross margin increased due to product mix including increased high-power, medium-power and QCW sales partially offset by increased unit sales of lower-margin pulsed-lasers. In addition, our gross margin increased because total direct and indirect manufacturing costs increased at a slower rate than revenue as we have decreased component costs by more than the decrease in average selling prices and also because manufacturing expenses benefited from the depreciation of the Euro and Russian Ruble exchange rates. These benefits were partially offset by a slight decrease in the rate of absorption of manufacturing costs, an increase in provisions for excess and obsolete inventory and provisions for warranty reserves.
Sales and marketing expense. Sales and marketing expense increased by $0.5 million, or 2.3%, to $23.2 million for the nine months ended September 30, 2015 from $22.7 million for the nine months ended September 30, 2014, primarily as a result of increases in personnel, stock-based compensation, travel, marketing costs and depreciation. As a percentage of sales, sales and marketing expense decreased to 3.4% for the nine months ended September 30, 2015 from 4.0% for the nine months ended September 30, 2014.
Research and development expense. Research and development expense increased by $6.0 million, or 15.1%, to $45.6 million for the nine months ended September 30, 2015, compared to $39.6 million for the nine months ended September 30, 2014, primarily as a result of an increase in personnel, stock-based compensation, premises and depreciation and materials used for research and development. These increases were partially offset by decreased expenses related to outside research and development contracts. Research and development continues to focus on developing new products at different wavelengths including UV, green and mid-infrared lasers as well as developing end user systems, new pulsed laser products including high power pulsed products and ultra-fast pulsed products, improving the electrical efficiency of high power products, enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, developing new accessories and achieving higher output powers. As a percentage of sales, research and development expense decreased to 6.7% for the nine months ended September 30, 2015 from 7.0% for the nine months ended September 30, 2014.
General and administrative expense. General and administrative expense increased by $2.3 million, or 5.6%, to $42.5 million for the nine months ended September 30, 2015 from $40.2 million for the nine months ended September 30, 2014, primarily as a result of increased personnel, stock-based compensation, banking and related fees, depreciation costs and bad debt provisions. As a percentage of sales, general and administrative expense decreased to 6.3% for the nine months ended September 30, 2015 from 7.1% for the nine months ended September 30, 2014.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.74, Russian Ruble 35, Japanese Yen 103 and Chinese Yuan 6.15, respectively, we would have expected net sales for the nine months ended September 30, 2015 to be $61.9 million higher, gross profit to be $30.2 million higher and total operating expenses would have been $12.3 million higher.
Loss (gain) on foreign exchange. We incurred a foreign exchange gain of $0.5 million for the nine months ended September 30, 2015 as compared to a $4.0 million gain for the nine months ended September 30, 2014. The change is primarily attributable to the changes of the U.S. Dollar against the Euro, Russian Ruble and Chinese Yuan. For the nine months ended September 30, 2015, gains are primarily attributable to US Dollar appreciation compared to the Euro offset by Chines Yuan depreciation compared to the US Dollar. Foreign exchange gains for the nine months ended September 30, 2014 were primarily attributable to the US Dollar appreciation compared to the Euro and Russian Ruble
Interest expense, net. Interest expense, increased to $0.3 million for the nine months ended September 30, 2015 from $0.1 million for the nine months ended September 30, 2014.
Other income, net. Other income, net decreased to $0.4 million of income for the nine months ended September 30, 2015 compared to approximately $0.7 million of income for the nine months ended September 30, 2014.
Provision for income taxes. Provision for income taxes was $77.7 million for the nine months ended September 30, 2015 compared to $60.7 million for the nine months ended September 30, 2014, representing an effective tax rate of 30.0% and 29.7% for the nine months ended September 30, 2015 and 2014, respectively. The increase in effective rate was due primarily to the mix of income earned in various tax jurisdictions. The legislation enabling research and development credits in the United States expired for 2014 and new legislation has not been enacted. Accordingly, there is no benefit for research and development tax credits recognized for the nine months ended September 30, 2015.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $37.4 million to $181.5 million, or 26.0% for the nine months ended September 30, 2015 compared to $144.0 million for the nine months ended September 30, 2014. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 1.2 percentage points to 26.8% for the nine months ended September 30, 2015 from 25.6% for the nine months ended September 30, 2014 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of September 30, 2015 consisted of cash and cash equivalents of $651.2 million, unused credit lines and overdraft facilities of $74.0 million and other working capital (excluding cash and cash equivalents) of $278.0 million. This compares to cash and cash equivalents of $522.2 million, unused credit lines and overdraft facilities of $66.9 million and other working capital (excluding cash and cash equivalents) of $249.6 million as of December 31, 2014. The increase in cash and cash equivalents of $129.1 million from December 31, 2014 relates primarily to the following:

•	Cash provided by operating activities in the nine months ended September 30, 2015 of $194.6 million.

•	Cash used in investing activities of $55.4 million which mostly relate to capital expenditures and the purchase of a majority interest of a company in the first quarter.

•
Cash provided by financing activities of $1.2 million from the exercise of stock options, sales of shares under our employee stock purchase plan and their related tax benefits partially offset by the payments on long-term borrowings and net payments of line-of-credit facilities.

Our long-term debt consists of a $21.7 million secured note with a remaining principal balance of $20.2 million as of September 30, 2015. The note is secured by our corporate aircraft. Of this amount, $2.0 million is the current portion. The interest rate is fixed at 2.81% per annum and the note matures in October 2019, at which time the outstanding debt balance would be $12.0 million.

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
The following table details our line-of-credit facilities as of September 30, 2015:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line-of-Credit (1)	Up to $50.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2020	Unsecured
Euro Credit Facility (Germany) (2)	Euro 30.0 million ($33.7 million)	Euribor plus 1.00% or EONIA 1.25%	July 2017	Unsecured, guaranteed by parent company and Germany subsidiary
Euro Overdraft Facilities (3)	Euro 2.0 million ($2.2 million)	1.0%-6.5%	October 2015	Common pool of assets of Italian subsidiary

(1)
Effective April 30, 2015, the U.S. Revolving Line-of-Credit was amended and the amount available was increased from $35 million to $50 million. This facility is available to our foreign subsidiaries in their respective local currencies. At September 30, 2015, there were no drawings however, there were $2.7 million of guarantees issued against the facility which reduces the amount of the facility available to draw.

(2)
This Euro Credit Facility is also available to our Russian, Italian and Chinese subsidiaries. At September 30, 2015, there were no drawings upon the facility, however, there were $9.0 million of guarantees issued against the facility which reduces the amount of the facility available to draw.

(3)	At September 30, 2015, $0.2 million of the $2.2 million was drawn upon with an interest rate of 1.0%.
Our largest committed credit lines are with Bank of America and Deutsche Bank in the amounts of $50.0 million and $33.7 million, respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is at least 1.5:1. Debt service is defined as required principal and interest payments during the period. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended September 30, 2015.
Operating activities. Net cash provided by operating activities increased by $70.5 million to $194.6 million for the nine months ended September 30, 2015 from $124.1 million for the nine months ended September 30, 2014, primarily resulting from:

•
An increase in cash provided by net income after adding back non-cash charges of $53.5 million to $244.9 million in the nine months ended September 30, 2015 as compared to $191.4 million in the same period in 2014;

•	An increase in income and other taxes payable of $17.5 million in the nine months ended September 30, 2015 as compared to a decrease of $0.6 million in the same period in 2014;

•	An increase in accounts payable of $4.5 million in the nine months ended September 30, 2015 as compared to an increase of $1.3 million in the same period in 2014; partially offset by

•	An increase in accrued expenses and other liabilities of $3.7 million in the nine months ended September 30, 2015 as compared to an increase of $2.7 million in the same period in 2014;

•
An increase in prepaid expenses and other current assets of $2.1 million in the nine months ended September 30, 2015 as compared to an increase of $0.2 million in the same period in 2014; partially offset by

•	An increase in inventory of $52.2 million in the nine months ended September 30, 2015 as compared to an increase of $30.2 million in the same period in 2014;

•	An increase in accounts receivable of $20.0 million in the nine months ended September 30, 2015 as compared to an increase of $37.9 million in the same period in 2014;

•
An increase in the tax benefit from exercise of employee stock options of $5.8 million in the nine months ended September 30, 2015 as compared to an increase of $2.7 million in the same period in 2014 and

•	The effect of exchange rates on cash related to the appreciation of the U.S. Dollar compared to the Chinese Yuan, Euro and Russian Ruble of $11.3 million.
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
Investing activities. Net cash used in investing activities was $55.4 million and $74.2 million in the nine months ended September 30, 2015 and 2014, respectively. The cash used in investing activities in 2015 related to the construction of new buildings in the U.S.A., Germany and Russia, purchases of machinery and equipment and the purchase of a majority interest in a company in the first quarter. The cash used in investing activities in 2014 related to the construction and purchase of new buildings in the United States, Germany and Russia, purchases of machinery and equipment and the acquisition of certain patents.
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
Financing activities. Net cash provided by financing activities was $1.2 million and $4.6 million in the nine months ended September 30, 2015 and 2014, respectively. The cash provided by financing activities in 2015 was primarily related the cash provided by the exercise of stock options, sales of shares under our employee stock purchase plan and the related tax benefits of the exercises partially offset by the payments on our long-term borrowings of which $10.7 million related to the final payment on the U.S. long-term note that matured in June and net payments of line-of-credit facilities. The cash provided by financing activities in 2014 was primarily related to the cash provided by the exercise of stock options, sales of shares under our employee stock purchase plan and the related tax benefits of the exercises partially offset by the payments on our long-term borrowings and net payments of line-of-credit facilities.
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
Interest rate risk. Our investments have limited exposure to market risk. To minimize this risk, we maintain a portfolio of cash, cash equivalents and short-term investments, consisting primarily of bank deposits, money market funds and short-term government and corporate securities. The interest rates are variable and fluctuate with current market conditions. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.
We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our debt and borrowings on our bank credit facilities. Although our U.S. revolving line of credit and our Euro credit facility have variable rates, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Japanese Yen and Chinese Yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Japanese Yen and the Chinese Yuan. Loss on foreign exchange transactions totaled $5.1 million for the three months ended September 30, 2015 and a gain of $3.6 million for the three months ended September 30, 2014, respectively. Gain on foreign exchange transactions totaled $0.5 million and $4.0 million for the nine months ended September 30, 2015 and 2014, respectively. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if the forecast or trend for a certain currency is expected, in the medium or long term, to be in a certain direction we have, on occasions, chosen not to try to off-set the assets or liabilities. At September 30, 2015, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The net U.S. Dollar denominated assets are comprised of cash, third party receivables, inter-company receivables and inter-company notes offset by third party and inter-company U.S. Dollar denominated payables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of September 30, 2015 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $4.1 million if the U.S. Dollar appreciated and a $4.1 million foreign exchange loss if the U.S. Dollar depreciated.
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of September 30, 2015. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 — January 31, 2015	—	(1)	$—	$—	$—
February 1, 2015 — February 28, 2015	—	(1)	—	—	—
March 1, 2015 — March 31, 2015	2,945	(1)	93.29	—	—
April 1, 2015 — April 30, 2015	—	(1)	—	—	—
May 1, 2015 — May 31, 2015	—	(1)	—	—	—
June 1, 2015 — June 30, 2015	2,823	(1)	86.53	—	—
July 1, 2015 — July 31, 2015	—	(1)	—	—	—
August 1, 2015 — August 31, 2015	448	(1)	92.22	—	—
September 1, 2015 — September 30, 2015	2,594	(1)	75.97	—	—
Total	8,810		$85.97	$—	$—

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

IPG PHOTONICS CORPORATION

Date: November 3, 2015	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2015	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Senior Vice President and Chief Financial Officer (Principal Financial Officer)