Form 10-K
period 2015-12-31
IPG PHOTONICS CORP
filed 2016-02-26
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $3.0 billion, calculated based upon the closing price as reported by the Nasdaq Global Market on June 30, 2015. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
As of February 24, 2016, 52,887,734 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant's fiscal year ended December 31, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Our diverse lines of low, mid and high-power lasers and amplifiers are used in materials processing, advanced communications and medical applications. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally primarily through our direct sales force. We have sales offices in the United States, Germany, Russia, Italy, Turkey, the United Kingdom, France, Spain, Poland, Czech Republic, China, Japan, South Korea, Singapore and India. Our major manufacturing facilities are located in the United States, Germany and Russia.
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
Industry Background
Conventional Laser Technologies
Since the laser was invented over 50 years ago, laser technology has revolutionized a broad range of applications and products in various industries, including general manufacturing, automotive, medical, research, consumer products, electronics, semiconductors and communications. Lasers provide flexible, non-contact and high-speed ways to process and treat various materials. They are incorporated into manufacturing, medical and other systems by OEMs, system integrators and end users. Also, they are widely used for various medical applications and test and measurement systems and to transmit large volumes of data in optical communications systems. For a wide variety of applications, lasers provide superior performance and a more cost-effective solution than non-laser technologies.
Lasers emit an intense light beam that can be focused on a small area, causing metals and other materials to melt, vaporize or change their character. These properties are utilized in applications requiring very high-power densities, such as cutting, welding, marking and engraving, additive manufacturing, ablation, printing, drilling, cladding and other materials processing procedures. Lasers are well-suited for imaging and inspection applications, and the ability to confine laser light to narrow wavelengths makes them particularly effective in medical and sensing applications. A laser works by converting electrical energy to optical energy. In a laser, an energy source excites or pumps a lasing medium, which converts the energy from the source into an emission consisting of particles of light, called photons, at a particular wavelength.
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
Although low-power fiber lasers were introduced four decades ago, their increased adoption in the last decade has been driven primarily by our improvements in their output power levels and cost as well as their superior performance and lower cost of ownership compared with conventional lasers. We have successfully increased output power levels by developing improved optical components such as diodes and active fibers that have increased their power capacities and improved their performance. Fiber lasers now offer output powers that exceed those of conventional lasers in many categories. Also, semiconductor diodes historically have represented the majority of the cost of fiber lasers. In the past, the high cost of diodes meant that fiber lasers could not compete with conventional lasers on price and limited their use to high value-added applications. Over the last fifteen years, however, our semiconductor diodes have become more affordable and reliable due, in part, to substantial advancements in semiconductor diode technology, packaging design and increased production volumes. As a result, the average cost per watt of output power has decreased dramatically over the last fifteen years. Because of these improvements, our fiber lasers can now effectively compete with conventional lasers over a wide range of output powers and applications, and begin to compete with non-laser technologies in many applications that that did not use lasers historically. As a pioneer in the development and commercialization of fiber lasers, we have contributed to many advancements in fiber laser technology and products.
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

•
Lower Cost.    The purchase price for fiber lasers is generally lower than that of YAG lasers and of many CO2 lasers. In addition, fiber lasers are less expensive to operate due to their lower energy usage, lower required maintenance costs and better processing speeds. Fiber lasers convert electrical energy to optical energy approximately 2 to 3 times more efficiently than diode-pumped YAG lasers or disc lasers, approximately 3 to 4 times more efficiently than conventional CO2 lasers and approximately 15 to 30 times more efficiently than lamp-pumped YAG lasers. Because fiber lasers are much more energy-efficient and place lower levels of thermal stress on their internal components, they have substantially lower cooling requirements compared to those of conventional lasers, which also improves overall energy efficiency. Fiber lasers have lower maintenance costs due to the high performance and long life of our single-emitter diodes, fiber optics and other optical components. The higher power density of the fiber laser beam also allows for higher processing speeds in many applications, which increases the operating efficiencies on a per-part basis.

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
Notwithstanding the benefits offered by fiber lasers, there remain applications and processes where conventional laser technologies may provide superior performance with respect to particular features. For example, crystal lasers can provide higher peak power pulses necessary in certain applications and fiber lasers cannot now generate the deep ultra-violet light that is used for photolithography in many semiconductor applications. In addition, CO2 lasers operate at wavelengths that are optimal for use on many non-metallic materials, including organic materials like wood.
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
Diverse Customer Base, End Markets and Applications.    Our diverse customer base, end markets and applications provide us with many growth opportunities. In 2015, we shipped more than 32,800 devices to over 3,050 customers worldwide, with no single customer representing more than 13% of our sales. Our products are used in a wide variety of applications and end markets worldwide. Our principal end markets and representative applications within those markets include:

Materials Processing

General manufacturing	• Flat sheet, tube and 3D cutting • Marking, engraving and printing • Welding, brazing and hardening • 3D printing, selective laser melting and sintering • Ablation/cleaning

Automotive	• High-strength steel cutting and welding • Welding tailored metal blanks, frames, seats and transmissions • Brazing and welding of auto frames • Seam welding • E/V battery welding

Heavy industry	• Hardening and welding pipes in nuclear, wind turbine and pipeline industries • Welding and cutting thick plates for ships and rail cars • Drilling for natural resources

Aerospace	• Welding titanium air frames • Cladding parts • Percussion drilling of parts

Consumer	• Cutting and marking parts for electronics and appliances • Electronics and credit card marking • Welding razor blades and batteries • Stent and pacemaker manufacturing

Semiconductor and electronics	• Computer disk manufacturing and texturing • Photovoltaic manufacturing • Memory repair and trim

Advanced Applications	• Obstacle warning and light detecting and ranging • Special projects and research • Directed energy demonstrations • Sensing and instrumentation

Communications	• Broadband — fiber to premises • Broadband — cable video signal transport • Metro and long-haul wire-line DWDM transport

Medical	• Skin rejuvenation and wrinkle removal • General surgery and urology • Dental
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
Our Strategy
Our objective is to maintain and extend our leadership position in our industry by pursuing the following key elements of our strategy:
Leverage Our Technology to Increase Sales.    As fiber lasers become more widely accepted, we plan to leverage our position as the leader in fiber lasers and our applications expertise to develop solutions for customers and increase our position in the broader laser market. We believe that our fiber lasers will continue to displace traditional lasers in many existing applications due to their superior performance and value. Over the last few years, our high-power lasers have become widely accepted in two- and three-dimension cutting, one of the largest laser materials processing applications. We plan to continue to leverage our fiber laser technology by pursuing large-scale laser applications where our fiber lasers offer improved customer value and performance. Some of the more significant applications we intend to target include: (i) laser welding and brazing, (ii) additive manufacturing (also called 3D printing) with higher power ytterbium lasers; and (ii) micro-processing, scribing and marking with high-power green lasers, ultra-fast pulsed lasers and ultra-violet ("UV"), lasers now under development.
Target New Applications for Lasers and Expand into Broader Markets.    We intend to expand the use of fiber lasers into additional applications in which lasers are not widely used. We believe that the advantages of fiber laser technology can overcome many of the limitations that have hindered the adoption of conventional lasers in broader industrial markets and processes. Using our manufacturing scale and technology innovations, we have been successful in reducing the cost of manufacturing with lasers, which we believe has made fiber lasers a more attractive manufacturing alternative as compared to conventional lasers and many non-laser methods. We target applications where the cost, reliability, mobility, quality of the final process and speed can lead customers to adopt fiber lasers instead of non-laser solutions. In this regard, we are developing laser welding systems that can be used in the field for welding pipelines, for welding pipes used in oil and gas drilling and for bridge construction. Certain industry trends such as the use of high-strength steel in automotive manufacturing and decreasing the weight of vehicles are driving the use of fiber lasers over other manufacturing methods such as stamping, non-laser welding, riveting and adhesives. Other trends, such as miniaturization of parts and electronics, contribute to the use of lasers because no other tools can work as precisely. Large scale fiber laser applications outside of materials processing are also targeted. We are developing a fiber laser projection technology platform as an alternative to Xenon bulb projection platforms in cinemas and other entertainment venues. Also, we are developing new medical applications using our fiber lasers including urology. We are working on developing new applications for fiber lasers through internal research and in partnership with customers and industrial institutes.
Expand Our Product Portfolio.    We plan to continue to invest in research and development to add additional wavelengths, power levels and other parameters while also improving beam quality, as well as developing new product lines and laser-based systems. Using our core technologies and breadth of experience, we plan to expand the wavelengths at which our lasers operate. This includes UV, orange, red, high-power green lasers and mid-infrared lasers for fine and micro processing, projection and other novel applications. We are introducing and developing pulsed fiber lasers with ultra-short pulse durations (nanosecond, picosecond and femtosecond) with high peak powers and mid infra-red lasers. We have introduced a line of optical processing cutting, welding and scanning heads optimized for use with our laser sources. Further, we will continue to expand sales of specialized laser-based systems to meet the specific needs of manufacturing end users whose requirements are not met by standard systems or in certain geographic areas where fiber laser systems are not currently available.
Lower Our Costs Through Manufacturing Improvements and Innovation.    We plan to seek further improvements in component manufacturing processes and device assembly as well as innovation in components and device designs to improve performance and decrease the overall cost per watt for our products. As we increase our production volumes, we improve our internal manufacturing economies of scale and we believe we will be able to better negotiate price reductions with certain suppliers. We intend to leverage our technology and operations expertise to manufacture additional components in order to reduce costs, ensure component quality, ensure supply and improve product performance. In 2015, we manufactured more of our mechanical parts, printed circuit boards and power supplies we use and redesigned certain optical components to improve quality and power capacities. We further decreased the manufacturing cost of our packaged diodes and other key components and sub-assemblies. By reducing the cost per watt of our lasers and maintaining the lower operating cost of our products, we believe that we can increase laser use in applications in which conventional lasers could not be used economically and compete well against other types of lasers.
Expand Global Reach to Attract Customers Worldwide.    The acceptance of fiber laser technology has expanded in both developed and emerging markets around the world. A laser industry publication estimates that fiber lasers accounted for 54% of laser sales for materials processing applications in 2015, and increase of 16% over 2014. As a result, we have increased and will continue to increase our international sales and service locations to respond to our customers' needs. In 2015, we established new offices in Wuhan, China and the Czech Republic and continued to expand our facilities in Russia, the United States and Germany to increase manufacturing capacity.
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
Lasers
Our laser products include low (1 to 99 watts), medium (100 to 999 watts) and high (1,000 watts and above) output power lasers from 0.3 to 4.5 microns in wavelength. These lasers may be continuous wave ("CW"), quasi-continuous wave ("QCW") or pulsed. Our pulsed line includes nanosecond, picosecond and femtosecond lasers. We offer several different types of lasers, which are defined by the type of gain medium they use. These are ytterbium, erbium and thulium, as well as Raman and hybrid fiber-crystal lasers. We also sell fiber pigtailed packaged diodes and fiber coupled direct diode laser systems that use semiconductor diodes rather than optical fibers as their gain medium. In addition, we offer high-energy pulsed lasers, multi-wavelength lasers, tunable lasers, single-polarization and single-frequency lasers, as well as other versions of our products.
We believe that we produce the highest-power solid-state lasers in the industry. Our ytterbium fiber lasers reach power levels of up to 100,000 watts. We also make single-mode and low-mode output ytterbium fiber lasers with power levels of up to 20,000 watts and single-mode, erbium and thulium fiber lasers with power levels of up to 500 watts. Our compact, durable design and integrated fiber optic beam delivery allow us to offer versatile laser energy sources and simple laser integration for complex production processes without compromising quality, speed or power.
We also sell laser diode chips and packaged laser diodes operating at 8XX to 9XX nanometers. We sell our own family of high-power optical fiber delivery cables, fiber couplers, beam switches, chillers, scanners and other accessories for our fiber lasers. We are expanding our line of cutting and welding optical processing heads for use with our fiber lasers.
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
Systems
Besides selling laser sources, we also offer integrated laser systems for particular geographic markets or custom-developed for a customer's manufacturing requirements. Through our IPG Microsystems division, we offer industrial grade ultra violet ("UV") excimer, diode pumped solid state and picosecond laser micromachining systems and materials processing services. Key applications for these systems include advanced laser scribing and laser lift-off ("LLO") of light-emitting diodes ("LEDs"), semiconductor, micro-electro-mechanical systems ("MEMS"), research, biomedical and industrial micromachining. IPG Microsystems' laser systems operate at wavelengths from 193nm to 1,064nm, and are important to a growing set of today's industrial micromachining applications.
IPG also develops and sells specialized fiber laser systems for unique material processing applications as requested by customers desiring a complete laser-based solution, including orbital welding, remote welding, micro-welding and cutting. The platforms include robotic and multi-axis workstations for welding, cutting and cladding, flatbed cutting systems, and diode markers.
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
The following table lists our principal product lines that generated a substantial majority of our revenues in 2015, and the principal applications markets in which they are used:

Product Line	Principal Markets	Principal Applications

High-Power Ytterbium CW (1,000 — 100,000 Watts)	Automotive Heavy Industry General Manufacturing Natural Resources Aerospace	• Cutting • Welding • Annealing • Drilling • Cladding • Brazing • Paint stripping

Mid-Power Ytterbium CW (100 — 999 Watts)	General Manufacturing Consumer Medical Devices Printing Electronics	• Cutting • Welding • Scribing • Engraving • 3D printing

Pulsed Ytterbium (0.1 to 200 Watts)	General Manufacturing Semiconductor Medical Devices Consumer Electronics Panel Displays	• Marking • Engraving • Scribing • Drilling • Coating removal • Cutting

Pulsed and CW Green Lasers	Microprocessing and Semiconductor Solar General Manufacturing	• Annealing silicon wafers • Thin film ablation • Marking plastics

Quasi-CW Ytterbium (100 — 4500 Watts)	Medical Device Computer Components Fine-Processing	• Welding and micro-welding • Drilling • Cutting metals and crystals

Erbium Amplifiers	Broadband Access Cable TV DWDM Instrumentation Scientific Research	• Telephony • Video on demand • High-speed internet • Ultra-long-haul transmission • Beam combining
Our products are used in a broad range of applications. The major application is materials processing, comprising approximately 94% of our sales in 2015. Our products also address other applications, including advanced applications (approximately 3% of sales), communications (approximately 2% of sales) and medical (approximately 1% of sales).
Our Markets
Materials Processing
The most significant materials processing applications for fiber lasers are cutting, welding and brazing, and marking and engraving. Other applications include additive manufacturing, micro-processing, surface treatment, drilling, soldering, annealing, hardening, and laser-assisted machining.
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
Medical
We sell our commercial fiber and diode lasers to OEMs that incorporate our products into their medical laser systems. CW erbium and thulium fiber lasers from 1 to 150 watts and diode laser systems can be used in various medical and biomedical applications. Aesthetic applications addressed by lasers include skin rejuvenation and skin resurfacing. Purchasers use our diode lasers in dental and skin tightening procedures. Through our new IPG Medical business, we are developing laser systems for dental (soft tissue and bone surgery) and surgical (benign prostatic hyperplasia and lithotripsy) uses. Other medical procedures are also being investigated.
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
Semiconductor Diode Laser Processing and Packaging Technologies
Another key element of our technology platform is that we use multiple multi-mode, or broad area, single-emitter diodes rather than diode bars or stacks as a pump source. We believe that multi-mode single-emitter diodes are the most efficient and reliable pumping source presently available, surpassing diode bars and stacks in efficiency, brightness and reliability. Single-emitter diodes have substantially reduced cooling requirements and typically have long lifetimes at high operating currents, compared to typical lifetimes of diode bars.
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
Customers
We sell our products globally to OEMs, system integrators and end users in a wide range of diverse markets who have the in-house engineering capability to integrate our products into their own systems. We have thousands of customers worldwide. Our primary end market is materials processing, comprised of general manufacturing, automotive, heavy industry, aerospace, consumer products, medical device manufacturing, natural resources, photovoltaic, semiconductor and electronics customers. We estimate that in 2015 and 2014, approximately 50%, 18% and 15% of our net revenues were generated from sales for cutting, welding and brazing, and marking and engraving applications, respectively. These estimates are based upon customer information and when customer information has not been provided, upon our best information and belief. Within each of these applications, the lasers may vary substantially in terms of output powers depending upon the types of materials processed (e.g., thick steel cutting, aluminum cutting and fine metal cutting) and the industry served within the diverse materials processing end market, some of which are listed above. We also sell our products to other end markets, including advanced applications (comprised of commercial companies, universities, research entities and government entities), communications (comprised of system integrators, utilities and municipalities) and medical (comprised of medical laser systems manufacturers and researchers). We believe that our customer, geographic and end market diversification minimizes dependence on any single industry or group of customers.
The following table shows the allocation of our net sales (in thousands) among our principal markets:

	Year Ended December 31,
	2015		2014		2013
		% of Total		% of Total
Materials Processing	$849,335	94.2%	$731,274	95.0%	$608,702	94.0%
Other applications:
Advanced Applications	28,866	3.2	25,704	3.3	26,190	4.0
Communications	14,399	1.6	8,523	1.1	9,135	1.4
Medical	8,665	1.0	4,331	0.6	4,007	0.6
Total other applications:	51,931	5.8	38,558	5.0	39,332	6.0
Total	$901,265	100.0%	$769,832	100.0%	$648,034	100.0%

One of our customers, Han's Laser, headquartered in China, accounted for 13% of our net sales for the year ended December 31, 2015 and 11% for both the years ended December 31, 2014 and 2013. No other customer accounted for 10% or more of our net sales for 2015, 2014 or 2013.
Our net sales (in thousands) were derived from customers in the following geographic regions:

	Year Ended December 31,
	2015		2014		2013
		% of Total		% of Total		% of Total
United States and other North America (1)	$131,525	14.6%	$113,233	14.7%	$116,935	18.0%
Europe:
Germany	93,802	10.4	77,404	10.1	65,147	10.1
Other including Eastern Europe/CIS	189,123	21.0	173,018	22.5	140,279	21.7
Asia and Australia:
Japan	76,033	8.4	72,573	9.4	67,981	10.5
China	311,946	34.7	245,102	31.9	192,134	29.7
Other	95,494	10.6	85,426	11.1	64,346	9.9
Rest of World	3,342	0.3	3,076	0.3	1,212	0.1
Total	$901,265	100.0%	$769,832	100.0%	$648,034	100.0%
(1) The substantial majority of sales in North America are to customers in the United States.
Backlog
At December 31, 2015, our backlog of orders (generally scheduled for shipment within one year) was approximately $442.5 million compared to $321.0 million at December 31, 2014. At December 31, 2015, our backlog included $185.1 million of orders with firm shipment dates and $257.4 million of frame agreements that we expect to ship within one year, compared to $174.5 million of orders with firm shipment dates and $146.5 million of frame agreements at December 31, 2014. Frame agreements generally are agreements without committed shipment dates. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, we have not experienced a significant cancellation rate in ordinary economic conditions. We manage the risk of cancellation by establishing the right to charge a cancellation fee that generally covers a portion of the purchase price, any materials and development costs incurred prior to the order being canceled. Our ability to enforce this right depends on many factors including, but not limited to, the customer's requested length of delay, the number of other outstanding orders with the customer and our ability to quickly convert the canceled order to another sale.
We anticipate shipping a substantial majority of the present backlog during fiscal year 2016. However, our backlog at any given date is not necessarily indicative of actual sales for any future period.
Sales, Marketing and Support
We market our products internationally primarily through our direct sales force. Our direct sales force sells to end users, OEMs and systems integrators. Once our fiber laser products are designed into an OEM system, the OEM's sales force markets its systems, allowing us to take advantage of numerous OEMs sales forces, each typically having several sales persons in locations other than where our sales offices are located. We have sales offices in the countries in which we have major manufacturing: United States, Germany and Russia. We also have sales and service offices in the following countries: China, Czech Republic, France, India, Italy, Japan, Poland, Singapore, South Korea, Spain, Turkey and the United Kingdom. We have materials processing application centers in the United States, Germany, Russia, China, Italy, Japan and South Korea, which we use to demonstrate our products and develop new applications. Our application centers are fundamental to developing new laser applications for customers and assisting them in integrating lasers into their production processes.
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
Our vertically integrated manufacturing operations include optical preform making, specialty fiber drawing, semiconductor wafer growth, diode processing and packaging, specialty optical component manufacturing, fiber block and fiber module assembly for different power units, circuit board, software and electronics development and production, machining of metal parts and casings and final assembly of finished product. In addition we make some of the testing, tool manufacturing and automated production systems that we use in our own manufacturing processes. Over the last several years, we added additional production capabilities, including four multi-wafer growth reactors, diode test stations, fiber pre-form and fiber drawing equipment and low, mid and high-power production and testing, in order to increase our capacity as well as reduce the risks associated with our production process.
We operate our own semiconductor foundry for the production of the multi-mode single-emitter diodes. Diodes are the pumps that are used as the light source in each device we make. We also process, package and extensively test all of our diodes. Because pump diodes represent a significant component cost of the final laser or amplifier, we have chosen to develop internal manufacturing capabilities for diodes. As a result of our high-volume production levels of pump diodes, proprietary processes and use of a small number of chip designs, we have been able to increase yields, lower component costs and assure high quality. We also design, manufacture and optimize many of our own test instruments, diode test racks, robotic and automated assembly tools and machines.
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
Our in-house manufacturing generally includes those operations and components that are critical to the protection of our intellectual property, the reduction of our costs or the achievement of performance and quality standards. We purchase from vendors common and specialized mechanical, electrical and optical parts and raw materials.
Research and Development
We have extensive research and development experience in laser materials, fiber, optoelectronic and optomechanical components. We have assembled a team of scientists and engineers with specialized experience and extensive knowledge in fiber lasers and amplifiers, materials science, optics, critical components, testing and manufacturing process design, and laser application development.

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
Our research and development efforts are also directed at expanding our product line by increasing power levels, improving beam quality and electrical efficiency, decreasing the size of our products and lowering the cost per watt. We also are engaged in research projects to expand the spectral range of products that we offer, including the development of UV pulsed fiber lasers, ultra-fast pulsed fiber lasers, and a mid-infrared ("IR") line of lasers from 2 to 5 microns, with a hybrid fiber and crystal laser design. Our team of experienced scientists and engineers works closely with many of our customers to develop and introduce custom products and laser processing that address specific applications and performance requirements.
We incurred research and development costs of approximately $63.3 million, $53.4 million and $41.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect to continue our commitment to research and development and to introduce new products, systems and complementary products that would allow us to maintain our competitive position. See Item 7, "Management's Discussion and Analysis of Financial Condition of Results of Operations."
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
We have increased our efforts to expand our patent portfolio globally. As of February 16, 2016, we have over 200 patents issued and over 320 pending patent applications worldwide relating principally to optical fiber lasers, amplifiers, bulk optics, semiconductors, laser and telecommunications systems and applications of fiber lasers. With respect to the United States, we were issued 15 patents and we filed 25 applications containing new subject matter in 2015. In February 2008, we purchased a portfolio of photonics patents from British Telecommunications plc in the fields of optical fiber lasers and amplifiers, semiconductor devices, integrated optics, fiber gratings, high-speed systems and optical networking. Intellectual property rights, including those that we own, those that we license and those of others, involve significant risks. See Item 1A, "Risk Factors-Our Inability to Protect Our Intellectual Property and Proprietary Technologies Could Result in the Unauthorized Use of Our Technologies by Third Parties, Hurt Our Competitive Position and Adversely Affect Our Operating Results."
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

We believe we compete favorably with respect to these criteria. In the materials processing market, the competition is fragmented and includes a large number of competitors. We compete with makers of high-power CO2, YAG and disc lasers, including Fanuc Corporation, Rofin-Sinar Technologies, Inc. and Trumpf GmbH + Co. KG, makers of mid and low-power CO2, solid-state lasers such as Coherent, Inc., GSI Group Inc., Newport Corporation and Rofin-Sinar Technologies, Inc., and direct diode lasers such as Laserline GmbH and TeraDiode, Inc. We also compete with fiber laser makers, including Rofin-Sinar Technologies, Inc., Trumpf GmbH + Co. KG, Coherent Inc., Hypertherm, Inc., Newport Corporation, Fanuc Corporation, Furukawa Electric Co., Ltd., Keopsys SA, Mitsubishi Cable Industries, Ltd., Amada Co., Ltd., Raycus Fiber Laser Technologies Co. Ltd., Maxphotonics Co., Ltd, nLight Corporation and Lumentum Holdings Inc. Several competitors and customers recently introduced fiber lasers or announced plans to produce fiber lasers that compete with our products. We believe that we compete favorably with other makers of fiber lasers on price and value to customer, reliability, service and performance.
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
Employees
As of December 31, 2015, we had approximately 3,740 full-time employees, including 410 in research and development, 2,930 in manufacturing operations, 150 in sales, service and marketing, and 250 in general and administrative functions. Of our total full-time employees at our principal facilities, approximately 1,330 were in the United States, 850 were in Germany, 1,100 were in Russia and 140 were in China. We have never experienced a work stoppage and none of our employees is subject to a collective bargaining agreement. We believe that our current relations with our employees are good. We also have approximately 280 contractors worldwide who are principally used in manufacturing operations.
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
Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers in the materials processing market, which includes general manufacturing, automotive, aerospace, other transportation, heavy industry, electronics and photovoltaic industries. Approximately 94% of our revenues in 2015 were from customers in the materials processing market. Although applications in this market are broad, sales for these applications are cyclical and have historically experienced sudden and severe downturns and periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. For example, our sales decreased by 25% in the materials processing market in 2009 as a result of the global economic recession. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in these industries or markets, which, in turn, depend upon the demand for their products or services. Decreased demand for products and services from customers for these applications during an economic downturn may lead to decreased demand for our products, which would reduce our sales and margins. We may not be able to respond by decreasing our expenses quickly enough or sufficiently, due in part, to our fixed overhead structure related to our vertically integrated operations and our commitments to continuing investment in research and development and infrastructure for long term growth.
Uncertainty and adverse changes in the general economic conditions of markets in which we participate negatively affect our business.
Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the materials processing, telecommunications, advanced and medical markets and applications in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the markets and applications we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. A significant portion of our sales are to customers in China, which accounted for 35%, 32% and 30% in 2015, 2014 and 2013, respectively. A slowing of economic growth or recession, other adverse economic developments or uncertainty in any of our key markets, including in China, would slow our growth rates or may result in a decrease in our sales. Adverse changes have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our lasers and amplifiers, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products. An economic downturn could have a material adverse effect on our business, financial condition and results of operations.
Our sales growth depends upon our ability to penetrate new applications for fiber lasers and increase our market share in existing applications.
Our level of sales will depend on our ability to generate sales of fiber lasers in applications where conventional lasers, such as CO2 and YAG lasers, have been used or in new and developing markets and applications for lasers where they have not been used previously. To date, a significant portion of our revenue growth has been derived from sales of fiber lasers primarily for applications where CO2 and YAG lasers historically have been used. We have made significant sales into the cutting, welding and marking and engraving applications, three large applications where conventional lasers are used. In order to maintain or increase market demand for our fiber laser products, we will need to devote substantial resources to:

•	demonstrate the effectiveness of fiber lasers in new applications;

•	successfully develop new product lines, such as UV, visible and ultra-fast fiber lasers, that extend our product line to address different applications than our current products;

•	increase our direct and indirect sales efforts;

•	effectively service and support our installed product base on a global basis;

•	effectively meet growing competition and pricing pressures; and

•	continue to reduce our manufacturing costs and enhance our competitive position.
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
We have a high fixed cost base due to our vertically integrated business model, including the fact that approximately 78% of our approximately 3,740 employees as of December 31, 2015 were employed in our manufacturing operations. We may not adjust these fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions. Our gross profit, in absolute dollars and as a percentage of net sales, is impacted by our sales volume, the corresponding absorption of fixed manufacturing overhead expenses and manufacturing yields. In addition, because we are a vertically integrated manufacturer and design and manufacture our key specialty components, insufficient demand for our products may subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to expected demand, we may need to record write-downs for excess or obsolete inventory. Because we are vertically integrated, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. Changes in our level of inventory lead to an increase in cash generated from our operations when inventory is sold or a decrease in cash generated from our operations at times when the amount of inventory increases.
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
To maintain our competitive position as the leading developer and manufacturer of fiber lasers and to meet anticipated demand for our products, we invest significantly in the expansion of our manufacturing and operations throughout the world and may do so in the future. We incurred in the past and will incur in the future significant costs associated with the acquisition, build-out and preparation of our facilities. We had capital expenditures of $70.1 million and $88.6 million in 2015 and 2014, respectively, and we expect to incur approximately $100 million to $110 million in capital expenditures, excluding acquisitions, in 2016. In connection with these projects, we may incur cost overruns, construction delays, labor difficulties or regulatory issues which could cause our capital expenditures to be higher than what we currently anticipate, possibly by a material amount, which would in turn adversely impact our operating results. Moreover, we may experience higher costs due to yield loss, production inefficiencies and equipment problems until any operational issues associated with the opening of new manufacturing facilities are resolved.
The markets for our products are highly competitive and increased competition could increase our costs, reduce our sales or cause us to lose market share.
The industries in which we operate are characterized by significant price and technological competition. Our fiber laser and amplifier products compete with conventional laser technologies and amplifier products, some offered by well-established companies. Several of these are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do. Also, we compete with widely used non-laser production methods, such as water-jet cutting and resistance welding. We believe that competition will be particularly intense from makers of CO2, YAG, disc and direct diode lasers, as these makers of laser solutions may lower prices to maintain or gain current market share and have committed significant research and development resources to pursue opportunities related to these technologies.

In addition, we face competition from a growing number of fiber laser makers, including Rofin-Sinar Technologies, Inc., Trumpf GmbH + Co. KG, Coherent Inc., Hypertherm, Inc., Newport Corporation, Fanuc Corporation, The Furukawa Electric Co., Ltd., Keopsys SA, Mitsubishi Cable Industries, Ltd., Amada Co., Ltd., Raycus Fiber Laser Technologies Co. Ltd., Maxphotonics Co., Ltd., nLight Corporation and Lumentum Holdings Inc. Several competitors and customers recently introduced fiber lasers or announced plans to produce fiber lasers that compete with our products. We may not be able to successfully differentiate our current and proposed products from our competitors' products and current or prospective customers may not consider our products to be superior to competitors' products. To maintain our competitive position, we believe that we will be required to continue a high level of investment in research and development, application development and customer service and support, and to react to market pricing conditions. We may not have sufficient resources to continue to make these investments and we may not be able to make the technological advances or price adjustments necessary to maintain our competitive position. In addition, there are no assurances that our investments in research and development, application development and customer service and support will be successful. We also compete against our OEM customers' internal production of competitive laser and amplifier technologies.
A few customers account for a significant portion of our sales, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations could be adversely affected.
We rely on a few customers for a significant portion of our sales. In the aggregate, our top five customers accounted for 25%, 23% and 21% of our consolidated net sales in 2015, 2014 and 2013, respectively. Our largest customer is located in China and accounted for 13%, 11% and 11% of sales in 2015, 2014 and 2013, respectively. This customer announced that is it making pulsed fiber lasers and plans to develop high-power fiber lasers and related components. We generally do not enter into agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be adversely affected.
Foreign currency risk may negatively affect our net sales, cost of sales and operating margins and could result in exchange losses.
We conduct our business and incur costs in the local currency of most countries in which we operate. In 2015, our net sales outside the United States represented a substantial majority of our total sales. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it operates. Changes in exchange rates can also affect our results of operations by changing the U.S. dollar value of sales, expenses and cash denominated in foreign currencies. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which may have an adverse effect on our financial condition, cash flows and profitability.
Our inability to manage risks associated with our international customers and operations could adversely affect our business.
We have significant facilities in and our products are sold in numerous countries. Our principal markets include China, The United States, Germany, Turkey, Switzerland, Italy, Japan, Korea and Russia. A substantial majority of our revenues are derived from customers outside the United States. In addition we have substantial tangible assets outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. Our operations and sales in these markets are subject to risks inherent in international business activities, including:

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
Political, economic and monetary instability and changes in governmental regulations could adversely affect both our ability to effectively operate our foreign sales offices and the ability of our foreign suppliers to supply us with required materials or services. Any interruption or delay in the supply of our required components, products, materials or services, or our inability to obtain these components, materials, products or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.
We are subject to risks of doing business in Russia through our subsidiary, NTO IRE-Polus, which provides components and test equipment to us and sells finished fiber devices to customers in Russia and neighboring countries as well as finished lasers to China. Further, over 34% of our sales are to customers in China. The results of our operations, business prospects and facilities in these two countries are subject to the economic and political environment in Russia and China. In recent years, both countries have undergone substantial political, economic and social change. As is typical of an emerging economy, neither China nor Russia possesses a well-developed business, financial, legal and regulatory infrastructure that would generally exist in a more mature free market economy. In addition, tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. The future economic direction of these two emerging market countries remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. Our failure to manage the risks associated with our operations in Russia and China and our other existing and potential future international business operations could have a material adverse effect upon our results of operations.
Recent events in Ukraine have resulted in the United States and the European Union imposing and escalating sanctions on Russia and certain businesses, sectors and individuals in Russia. The United States and the European Union also suspended the granting of certain types of export licenses to Russia. Russia has imposed its own sanctions on certain individuals in the U.S. and may be considering other sanctions on the U.S. and the European Union or certain businesses or individuals from them. We have a large manufacturing facility and research and development operations in Russia which supplies components to our U.S. and German manufacturing facilities and finished lasers to our subsidiary in China. In addition, we supply components from our U.S. and German manufacturing facilities to our Russian facility. Should there be any disruption of our supplies from or to our Russian operations, or should the United States, the European Union or Russia implement different sanctions, our production and/or deliveries as well as results of operations would be affected. For example, various trade sanctions against Iran and Syria require U.S. government authorization for sales there. We may be subject to legal liability, enhanced disclosure requirements and reputational damage if we sell goods or services in violation of U.S. trade sanctions on such countries.
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
We have experienced, and expect to experience in the future, fluctuations in our quarterly operating results. These fluctuations may increase the volatility of our stock price and may be difficult to predict.
We have experienced, and expect to continue to experience, fluctuations in our quarterly operating results. We believe that fluctuations in quarterly results may cause the market price of our common stock to fluctuate, perhaps substantially. Factors which may have an influence on our operating results in a particular quarter include:

•	the increase, decrease, cancellation or rescheduling of significant customer orders;

•	the timing of revenue recognition based on the installation or acceptance of certain products shipped to our customers;

•	seasonality attributable to different purchasing patterns and levels of activity throughout the year in the areas where we operate;

•	the timing of customer qualification of our products and commencement of volume sales of systems that include our products;

•	our ability to obtain export licenses for our products on a timely basis or at all;

•	the rate at which our present and future customers and end users adopt our technologies;

•	the gain or loss of a key customer;

•	product or customer mix;

•	competitive pricing pressures and new market entrants;

•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	our ability to manage our inventory levels and any provisions for excess or obsolete inventory;

•	our ability to collect outstanding accounts receivable balances;

•	the incurrence of expenses to develop and improve application and support capabilities, the benefits of which may not be realized until future periods, if at all;

•	different capital expenditure and budget cycles for our customers, which affect the timing of their spending;

•	foreign currency fluctuations;

•	economic and market conditions in a particular geography or country; and

•	our ability to control expenses.
These factors make it difficult for us to accurately predict our operating results. In addition, our ability to accurately predict our operating results is complicated by the fact that many of our products have long sales cycles, some lasting as long as twelve months or more. Once a sale is made, our delivery schedule typically ranges from four weeks to four months, and therefore our sales will often reflect orders shipped in the same quarter that they are received and will not enhance our ability to predict our results for future quarters. In addition, long sales cycles may cause us to incur significant expenses without offsetting revenues since customers typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Accordingly, our results of operations are subject to significant fluctuations from quarter to quarter, and we may not be able to accurately predict when these fluctuations will occur.

Because we lack long-term purchase commitments from our customers, our sales can be difficult to predict, which could lead to excess or obsolete inventory and adversely affect our operating results.
We generally do not enter into long-term agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules and, in some cases, orders may be canceled or delayed without significant penalty. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. In addition, due to the absence of long-term volume purchase agreements, we forecast our revenues and plan our production and inventory levels based upon the demand forecasts of our OEM customers, end users and distributors, which are highly unpredictable and can fluctuate substantially. This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. In addition, provisions have been recorded as a result of changes in market prices of certain components, the value of those inventories that was realizable through finished product sales due to declines in certain end market demand and uncertainties related to the recoverability of the value of inventories due to technological and product changes, and excess quantities. In this regard, we recorded provisions for slow-moving, obsolete or excess inventory totaling $15.4 million, $11.3 million and $15.1 million in 2015, 2014 and 2013, respectively. If our OEM customers, end users or distributors fail to accurately forecast the demand for our products, fail to accurately forecast the timing of such demand, or are unable to consistently negotiate acceptable purchase order terms with customers, our results of operations may be adversely affected.
We may pursue acquisitions and investments in new businesses, products, patents or technologies. These may involve risks which could disrupt our business and may harm our financial results and condition.
In the future, we may make acquisitions of and investments in new businesses, products, patents and technologies and expand into new geographic areas, or we may acquire operations, products or technologies that expand our current capabilities. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value of the acquired company, asset or technology to us. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products, patents or technologies into our existing business and products, or retain key employees. As a result of the rapid pace of technological change in our industry, we may misjudge the long-term potential of an acquired business, product, patent or technology, or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management's attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability and result in dilution to our existing and future stockholders.
We rely on the significant experience and specialized expertise of our senior management and scientific staff and if we are unable to retain these key employees and attract other highly skilled personnel necessary to grow our business successfully, our business and results of operations could suffer.
Our future success is substantially dependent on the continued service of our executive officers, particularly our founder and chief executive officer, Dr. Valentin P. Gapontsev, age 77, and the managing director of our German subsidiary IPG Laser GmbH and Senior Vice President, Europe, Dr. Eugene Scherbakov, age 68, our highly trained team of scientists, many of whom have numerous years of experience and specialized expertise in optical fibers, semiconductors and optical component technology, and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may leave, which could harm our business. The members of our scientific staff who are expected to make significant individual contributions to our business are also members of our executive management team as disclosed under Item 10, "Directors, Executive Officers and Corporate Governance" below. Furthermore, our business requires scientists and engineers with experience in several disciplines, including physics, optics, materials sciences, chemistry and electronics. We will need to continue to recruit and retain highly skilled scientists and engineers for certain functions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled research and development, managerial, operations, sales, marketing and customer service personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to extend and maintain our scientific expertise and grow our business could suffer significantly.
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
From time to time, we have been notified of allegations and claims that we may be infringing patents or intellectual property rights owned by third parties. We were named a defendant in an action filed November 2015 in the United States District Court for the Eastern District of Texas for patent infringement relating to an apparatus for coupling radiation beams into optical waveguides. The complaint seeks unspecified damages, injunctive relief and attorneys' fees. Following a federal jury trial in 2011, we won a patent infringement lawsuit asserted by IMRA America, Inc. in 2006 alleging that certain products we produce infringe one U.S. patent allegedly owned by IMRA America. IMRA America has also informed us that it has patents and applications in the United States and in foreign jurisdictions directed to fiber lasers and fiber amplifiers, but has not asserted them against us. We are engaged in opposition proceedings in Japan and Germany with respect to several patents allegedly owned by IMRA America which are part of the same patent family for which IMRA America asserted one patent against us in the United States.
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
We rely on patents, trade secret laws, contractual agreements, technical know-how and other unpatented proprietary information to protect our products, product development and manufacturing activities from unauthorized copying by third parties. Our patents do not cover all of our technologies, systems, products and product components and may not prevent third parties from unauthorized copying of our technologies, products and product components. We seek to protect our proprietary technology under laws affording protection for trade secrets. We also seek to protect our trade secrets and proprietary information, in part, by requiring employees to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We have significant international operations and we are subject to foreign laws which differ in many respects from U.S. laws. Policing unauthorized use of our trade secret technologies throughout the world and proving misappropriation of our technologies are particularly difficult, especially due to the number of our employees and operations in numerous foreign countries. The steps that we take to acquire ownership of our employees' inventions and trade secrets in foreign countries may not have been effective under all such local laws, which could expose us to potential claims or the inability to protect intellectual property developed by our employees. Furthermore, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may adversely affect our ability to enforce our trade secret and intellectual property positions. Costly and time-

consuming litigation could be necessary to determine the scope of our confidential information and trade secret protection. We also enter into confidentiality agreements with our consultants and other suppliers to protect our confidential information that we deliver to them. However, there can be no assurance that our confidentiality agreements will not be breached, that we will be able to effectively enforce them or that we will have adequate remedies for any breach.
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
If we do not develop new fiber laser applications or if market penetration occurs more slowly than we expect, sales and profitability may be negatively impacted.
Fiber lasers are relatively new when compared to conventional lasers and our future success depends on the development of new applications using fiber lasers. Potential customers may be reluctant to adopt fiber lasers as an alternative to conventional lasers, such as CO2 and YAG, and non-laser methods, such as mechanical tools. Such potential customers may have substantial investments and know-how related to their existing laser and non-laser technologies, and may perceive risks relating to the reliability, quality, usefulness and profitability of integrating of fiber lasers in their systems when compared to other laser or non-laser technologies available in the market or that they manufacture themselves. Despite fiber lasers having better performance and prices compared to other lasers or tools in many applications, OEM customers may be reluctant to switch incumbent suppliers or we may miss the design cycles of our customers. Many of our target markets, such as the automotive, machine tool and other manufacturing, communications and medical industries, have historically adopted new technologies slowly. These markets often require long test and qualification periods or lengthy government approval processes before adopting new technologies. As a result, we may expend significant resources and time to develop and qualify our products for a new customer application, and we cannot assure that our products will be qualified or approved for such markets. We have expended resources to diminish or remove limitations inherent in fiber laser technology and design to allow us develop new products to compete in new applications. If we cannot develop new applications for our fiber lasers or improve upon our current fiber lasers, then the opportunities to maintain or increase our revenues and profitability may be severely limited.
We depend on our OEM customers and system integrators to incorporate our products into their systems.
Our sales depend in part on our ability to maintain existing and secure new OEM customers. Our revenues also depend in part upon the ability of our current and potential OEM customers and system integrators to incorporate our laser and amplifier products. The commercial success of these systems depends to a substantial degree on the efforts of these OEM customers and system integrators to develop and market products that incorporate our technologies. Relationships and experience with traditional laser makers, limited marketing resources, reluctance to invest in research and development and other factors affecting these OEM customers and third-party system integrators could have a substantial impact upon our financial results. If OEM customers or integrators are not able to adapt existing tools or develop new systems to take advantage of the features and benefits of fiber lasers or if they perceive us to be an actual or potential competitor, then the opportunities to increase our revenues and profitability may be severely limited or delayed. In addition, some of our OEM customers are developing their own fiber laser sources. If they are successful, this may reduce our sales to these customers. Furthermore, if our OEM customers or third-party system integrators experience financial or other difficulties that adversely affect their operations, our financial condition or results of operations may also be adversely affected.
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
Failure to effectively maintain and expand our direct field service and support organization could have an adverse effect on our business.
It is important for us to provide rapid, responsive service directly to our customers throughout the world and to maintain and expand our own personnel resources to provide these services. Any actual or perceived lack of direct field service in the locations where we sell or try to sell our products may negatively impact our sales efforts and, consequently, our revenues. This requires us to recruit and train additional qualified field service and support personnel as well as maintain effective and highly trained organizations that can provide service to our customers in various countries. We may not be able to attract and train additional qualified personnel to expand our direct support operations successfully. We may not be able to find and engage additional qualified third-party resources to supplement and enhance our direct support operations. Further, we may incur significant costs in providing these direct field and support services. Failure to implement and manage our direct support operation effectively could adversely affect our relationships with our customers, and our operating results may suffer.
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
Federal securities laws, rules and regulations, as well as the rules and regulations of self-regulatory organizations such as NASDAQ and the NYSE, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations and other laws such as anti-bribery laws. These laws and regulations include the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “Iran Threat Reduction Act”), which, among other obligations, requires SEC-reporting companies to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain sanctions engaged in by the reporting company or any of its affiliates. In the event the Company were to engage in certain activities that are subject to these disclosure requirements, we would be required to separately file, concurrently with any Iran Threat Reduction Act disclosure, a notice that such activities have been disclosed in our quarterly or annual report filings, which notice must also contain the information required by the Exchange Act. Disclosure of such activities, even if they are not subject to sanctions under applicable law, and any sanction actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our results of operations.
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
The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. We have experienced rapid growth and have extensive and complex international manufacturing and sales and service locations which may make us more vulnerable to weaknesses in our internal controls. Although we test our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements or a delay in our ability to timely file our periodic reports with the SEC, which ultimately could negatively impact our stock price.
Difficulties with our information technology systems could harm our business and results of operation. If our network security measures are breached and unauthorized access is obtained to our technology or data or customer data, we may incur significant legal and financial exposure and liabilities.
Like many multinational corporations, we maintain several information technology systems, including software products licensed from third parties. These systems vary from country to country. Any system, network or internet failures, misuse by system users, the hacking into or disruption caused by the unauthorized access by third parties or loss of license rights could disrupt our ability to timely and accurately manufacture and ship products or to report our financial information in compliance with the timelines mandated by the SEC. Any such failure, misuse, hacking, disruptions or loss would likely cause a diversion of management's attention from the underlying business and could harm our operations. In addition, a significant failure of our various information technology systems could adversely affect our ability to complete an evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 under the updated framework issued in 2013.
As part of our day-to-day business, we store our data and certain data about our customers, employees and service providers in our information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data or technology, including information regarding our customers, employees and service providers, such security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, employee information or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate or detect these techniques or to implement adequate preventative measures. Any security breach could result in a loss of confidence by our customers, damage our reputation, disrupt our business, result in a misappropriation of our assets (including intellectual property and other proprietary assets), lead to legal liability and negatively impact our future sales.
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
Given the global nature of our business, we have both domestic and international investments. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, prevailing interest rates, financial results, economic risk, political risk, sovereign risk or other factors. Also, our investments may be negatively affected by events that impact the banks or depositories that hold our investments. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although we have not realized any significant losses on our cash, cash equivalents and marketable securities, future fluctuations in their value could result in a significant realized loss.
Our ability to access financial markets to raise capital or finance a portion of our working capital requirements and support our liquidity needs may be adversely affected by factors beyond our control and could negatively impact our ability to finance our operations, meet certain obligations or implement our operating strategy.
We occasionally borrow under our existing credit facilities to fund operations, including working capital investments. Our major credit lines in the United States and Germany expire in April 2020 and July 2017, respectively. In the past, market disruptions experienced in the United States and abroad have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive, and, in certain cases, have resulted in the unavailability of certain types of financing. Uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facilities or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.
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
Substantial sales of our common stock, including shares issued upon the exercise of currently outstanding options, restricted stock units and performance stock units could cause our stock price to decline.
Sales of a substantial number of shares of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. As of December 31, 2015, we had 52,883,902 shares of common stock outstanding and 2,529,121 shares subject to outstanding options, restricted stock units and performance stock units. We have registered all shares of common stock that we may issue under our stock option plans and our employee stock ownership plan. In addition, all of the unregistered shares of our common stock are now eligible for sale under Rule 144 or Rule 701 under the Securities Act. As these shares are issued, they may be freely sold in the public market subject, in the case of any awards under our stock-based compensation plans, to applicable vesting requirements.
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
Dr. Valentin P. Gapontsev, our Chairman and Chief Executive Officer, and three trusts he created collectively control approximately 32% of our voting power and have a significant influence on the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.
Dr. Valentin P. Gapontsev, our Chairman and Chief Executive Officer, and IP Fibre Devices (UK) Ltd., of which Dr. Gapontsev is the managing director, together with three trusts he created beneficially own approximately 32% of our common stock. Trustees of the trusts are officers or employees of the Company.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our main facilities at December 31, 2015 include the following:

Location	Owned or Leased	Lease Expiration	Approximate Size (sq. ft.)	Primary Activity
Oxford, Massachusetts	Owned	—	421,300	Diodes, components, complete device manufacturing, administration
Malborough, Massachusetts	Owned	—	112,000	Manufacturing, administration
	Leased	July 2020	42,100	Components, administration
Burbach, Germany	Owned	—	284,700	Optical fiber, components, final assembly, complete device manufacturing, administration
Moscow Russia	Owned	—	51,500	Manufacturing, components, complete device
Fryazino, Russia	Leased	July 2016	78,700	Components, complete device manufacturing
	Owned	—	411,000	Manufacturing, administration
Manchester, New Hampshire	Leased	December 2016	63,000	Components, complete device manufacturing, administration
Beijing, China	Owned	—	34,500	Administration, service
	Leased	May 2019	20,100	Service
Shanghai, China	Leased	April 2016	20,000	Administration, service
Cerro Maggiore, Italy	Owned	—	33,000	Complete device manufacturing, administration
Daejeon, South Korea	Owned	—	24,000	Administration, service
Novi, Michigan	Owned	—	16,000	Administration, service
Santa Clara , California	Leased	December 2017	15,400	Components, complete device manufacturing, administration
Mountain View, California	Leased	February 2016	12,400	Components, administration
Yokohama, Japan	Owned	—	11,000	Administration, service
Chubu, Japan	Owned	—	10,300	Administration, service
Total sq.ft. occupied:			1,661,000
We maintain our corporate headquarters in Oxford, Massachusetts, and we operate four manufacturing facilities for lasers, amplifiers and components, which are located in the United States, Germany, Russia and Italy. We also manufacture laser systems in the United States, Germany, Russia and India. We are committed to meeting internationally recognized manufacturing standards. Our facilities in the United States and Germany are ISO 9001 certified and we have ISO certification in Russia for specific products. We conduct our major research and development activities in Oxford, Massachusetts, Burbach, Germany and Fryazino, Russia. In addition, research and development are also conducted at our facilities in Manchester, New Hampshire, Birmingham, Alabama, Mountain View, California and Marlborough, Massachusetts. We have sales personnel at each of our manufacturing facilities, and at offices in Novi, Michigan; Santa Clara, California; Bristol, England; Illkirch, France; Bangalore, India; Beijing, Shanghai and Shenzhen, China; Istanbul, Turkey; Singapore; Barcelona, Spain and Gliwice, Poland.
We plan to continue our expansion of our operations in Russia, Germany and the United States to meet the demand for our products and our sales and support needs. We believe that we will be able to obtain additional land or commercial space as needed. The additional expansion for Russia, Germany and the United States will provide an approximately additional 54,100 square feet, 114,500 square feet, and 265,300 square feet, respectively once these additions are completed and occupied. With the amount occupied as of December 31, 2015, once all expansions are completed in 2016, we will have approximately 2.1 million square feet of occupied space to continue to execute on our planned strategies.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are party to various legal claims and legal proceedings and other disputes incidental to our business, such as employment, intellectual property or product issues. We were named a defendant in an action brought in November 2015 in the United States District Court for the Eastern District of Texas for patent infringement relating to an apparatus for coupling radiation beams into optical waveguides. The complaint seeks unspecified monetary damages, treble damages, injunctive relief and attorneys' fees. We believe we have meritorious defenses and we intend to vigorously contest the claims. For a discussion of the risks associated with intellectual property legal proceedings and other disputes, see Item 1A. "Risk Factors — We are subject to litigation alleging that we are infringing third-party intellectual property rights. Intellectual property claims could result in costly litigation and harm our business."

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

	Common Stock Price Range
	High	Low
First Quarter ended March 31, 2014	$77.57	$63.53
Second Quarter ended June 30, 2014	$75.73	$60.31
Third Quarter ended September 30, 2014	$73.29	$61.48
Fourth Quarter ended December 31, 2014	$77.99	$60.75
First Quarter ended March 31, 2015	$101.69	$69.86
Second Quarter ended June 30, 2015	$102.49	$81.88
Third Quarter ended September 30, 2015	$96.50	$71.63
Fourth Quarter ended December 31, 2015	$95.12	$70.21
As of February 24, 2016, there were 52,887,734 shares of our common stock outstanding held by approximately 46 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
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
The following graph presents the cumulative shareholder returns for our Common Stock compared with the NASDAQ Composite Index and the Russell 3000 Index. We selected these comparative groups due to industry similarities and the fact that they contain several direct competitors.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG THE COMPANY, THE NASDAQ COMPOSITE INDEX AND RUSSELL 3000 INDEX

	5-Year Cumulative Total Return
	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
IPG Photonics Corporation	$100.00	$107.12	$210.78	$245.45	$236.94	$281.97
Nasdaq Composite (U.S. & Foreign)	$100.00	$98.20	$113.82	$157.44	$178.53	$188.75
Russell 3000 Index	$100.00	$99.08	$112.93	$147.87	$163.33	$160.92
The above graph represents and compares the value, through December 31, 2015, of a hypothetical investment of $100 made at the closing price on December 31, 2010 in each of (i) our common stock, (ii) the NASDAQ Composite Stock Index and (iii) the Russell 3000 Index, in each case assuming the reinvestment of dividends. The stock price performance shown in this graph is not necessarily indicative of, and not is intended to suggest, future stock price performance.
Dividends
We declared and paid a special cash dividend on our capital stock in December 2012 of $33.4 million or $0.65 per share. We anticipate that we will retain future earnings to support operations, fund acquisitions and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account any business conditions, any contractual and legal restrictions on our payment of dividends, and our financial condition, operating results, cash needs, growth plans and other factors. In addition, a current agreement with one lender contains a restrictive covenant that prohibits us from paying cash dividends, making any distribution on any class of stock or making stock repurchases if a breach of a financial covenant or an event of default exists or would result.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities during the past three years.

Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 — January 31, 2015	—	(1)	$—	$—	$—
February 1, 2015 — February 28, 2015	—	(1)	—	—	—
March 1, 2015 — March 31, 2015	2,945	(1)	93.29	—	—
April 1, 2015 — April 30, 2015	—	(1)	—	—	—
May 1, 2015 — May 31, 2015	—	(1)	—	—	—
June 1, 2015 — June 30, 2015	2,823	(1)	86.53	—	—
July 1, 2015 — July 31, 2015	—	(1)	—	—	—
August 1, 2015 — August 31, 2015	448	(1)	92.22	—	—
September 1, 2015 — September 30, 2015	2,594	(1)	75.97	—	—
October 1, 2015 — October 31, 2015	—	(1)	—	—	—
November 1, 2015 — November 30, 2015	—	(1)	—	—	—
December 1, 2015 — December 31, 2015	2,597	(1)	89.16	—	—
Total	11,407		$86.70	$—	$—

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

Information Regarding Equity Compensation Plans
The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2015:
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, RSUs and PSUs (a)	Weighted-Average Exercise Price of Outstanding Options, RSUs and PSUs (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	2,529,121	$57.19	5,078,138
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	2,529,121		5,078,138

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013, is derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2013, 2012 and 2011, and for the years ended December 31, 2012 and 2011, is derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results for any future period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$901,265	$769,832	$648,034	$562,528	$474,482
Cost of sales	409,388	353,314	308,136	257,801	217,227
Gross profit	491,877	416,518	339,898	304,727	257,255
Operating expenses:
Sales and marketing	31,868	30,637	26,692	23,845	21,731
Research and development	63,334	53,403	41,660	31,401	25,422
General and administrative	57,192	55,338	50,863	39,231	37,442
(Gain) loss on foreign exchange	(2,560)	(6,618)	2,536	1,362	(2,862)
Total operating expenses	149,834	132,760	121,751	95,839	81,733
Operating income	342,043	283,758	218,147	208,888	175,522
Interest (expense) income, net	(301)	(77)	(1)	319	(681)
Other (expense) income, net	(125)	793	155	8	(257)
Income before provision for income taxes	341,617	284,474	218,301	209,215	174,584
Provision for income taxes	(99,590)	(84,029)	(62,521)	(61,471)	(53,575)
Net income	242,027	200,445	155,780	147,744	121,009
Less: Net (loss) income attributable to noncontrolling interests	(127)	—	—	2,740	3,250
Net income attributable to IPG Photonics Corporation	242,154	200,445	155,780	145,004	117,759
Net income attributable to common shareholders	$242,154	$200,445	$155,780	$145,004	$117,759
Net income per share:
Basic	$4.60	$3.85	$3.02	$2.87	$2.48
Diluted	$4.53	$3.79	$2.97	$2.81	$2.41
Weighted-average shares outstanding:
Basic	52,676	52,104	51,548	50,477	47,365
Diluted	53,427	52,824	52,375	51,536	48,685
Dividends per common share	$—	$—	$—	$0.65	$—

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$582,532	$522,150	$448,776	$384,053	$180,234
Short-term investments	106,584	—	—	—	25,451
Working capital, excluding cash and cash equivalents and short-term investments	288,839	249,613	237,488	155,451	135,060
Total assets	1,453,429	1,210,887	1,061,216	895,498	608,132
Revolving line-of-credit facilities	—	2,631	3,296	2,442	7,057
Long-term debt, including current portion	19,667	33,000	12,666	15,519	17,339
Noncontrolling interests and redeemable noncontrolling interests	1,137	—	—	—	46,123
IPG Photonics Corporation equity	1,259,528	1,046,561	927,969	742,927	443,323
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
Description of Our Net Sales, Costs and Expenses
Net sales. We derive net sales primarily from the sale of fiber lasers and amplifiers. We also sell diode lasers, communications systems, laser systems and complementary products. We sell our products through our direct sales organization and our network of distributors and sales representatives, as well as system integrators. We sell our products to OEMs that supply materials processing laser systems, communications systems, medical laser systems and other laser systems for advanced applications to end users. We also sell our products to end users that build their own systems which incorporate our products or use our products as an energy or light source. Our scientists and engineers work closely with OEMs, systems integrators and end users to analyze their system requirements and match appropriate fiber laser or amplifier specifications. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more, but is typically several months.
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
Cost of sales. Our cost of sales consists primarily of the cost of raw materials and components, direct labor expenses and manufacturing overhead. We are vertically integrated and currently manufacture all critical components for our products as well as assemble finished products. We believe our vertical integration allows us to increase efficiencies, leverage our scale and lower our cost of sales. Cost of sales also includes personnel costs and overhead related to our manufacturing,engineering and service operations, related occupancy and equipment costs, shipping costs and reserves for inventory obsolescence and for warranty obligations. Inventories are written off and charged to cost of sales when identified as excess or obsolete.
Due to our vertical integration strategy and ongoing investment in plant and machinery, we maintain a relatively high fixed manufacturing overhead. We may not be able to or choose not to adjust these fixed costs to adapt to rapidly changing market conditions. Our gross margin is therefore significantly affected by our sales volume and the corresponding utilization of capacity and absorption of fixed manufacturing overhead expenses.
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
General and administrative. Our general and administrative expense consists primarily of compensation and associated costs for executive management, finance, legal, information technology and other administrative personnel, outside legal and professional fees, insurance premiums and fees, allocated facilities costs and other corporate expenses such as charges and benefits related to the change in allowance for doubtful debt.
Factors and Trends That Affect Our Operations and Financial Results
In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.
Net sales. Our net sales grew from $474.5 million in 2011 to $901.3 million in 2015, representing a compound annual growth rate of approximately 17%. Net sales growth was driven by (i) increasing demand for our products, fueled by their superior performance and decreasing average cost per watt of output power which has resulted in a substantial improvement in their competitiveness and increased market share compared to traditional lasers including CO2 and YAG lasers, (ii) increased sales of fiber lasers for cutting and welding applications and the development of OEM customers in these applications. (iii) the introduction of new products, including our high-power lasers with higher output power levels, quasi-continuous wave ("QCW") lasers and laser systems, and (iv) the development of new applications for our products. Our annual revenue growth rates have varied. Net sales increased by 17%, 19%, 15%, 19% and 59% in 2015, 2014, 2013, 2012 and 2011, respectively.
Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 94% of our revenues in 2015 were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers for materials processing and will be subject to the broader fluctuations of capital equipment spending.
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
The mix of sales between OEM customers and other customers can affect gross margin because we provide sales price discounts on products based on the number of units ordered. As the number of OEM customers increase and the number of units ordered increases, the average sales price per unit will be reduced. We expect that the impact of reduced sales price per unit will be offset by the manufacturing efficiency provided by high unit volume orders, but the timing and extent of achieving these efficiencies may not always match the mix of sales in any given time period or be realized at all.
We invested $70.1 million, $88.6 million and $70.9 million in capital expenditures in 2015, 2014 and 2013, respectively. Most of this investment relates to expansion of our manufacturing capacity.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $15.4 million, $11.3 million and $15.1 million in 2015, 2014 and 2013, respectively.
Sales and marketing expense. We expect to continue to expand our worldwide direct sales organization, build and expand applications centers, hire additional personnel involved in marketing in our existing and new geographic locations as well as for expansions in our product line, increase the number of units for demonstration purposes and otherwise increase expenditures on sales and marketing activities in order to support the growth in our net sales. As such, we expect that our sales and marketing expenses will increase in the aggregate.
Research and development expense. We plan to continue to invest in research and development to improve our existing components and products and develop new components, products, systems and applications technology. The amount of research and development expense we incur may vary from period to period. In general, if net sales continue to increase we expect research and development expense to increase in the aggregate.
General and administrative expense. We expect our general and administrative expenses to increase as we continue to invest in systems and resources in management, finance, legal, information technology, human resources and administration to support our worldwide operations. Legal expenses vary from quarter to quarter based primarily upon the level of litigation and transaction activities.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 25%, 23% and 21% in 2015, 2014 and 2013. In 2015, sales to our largest customer accounted for 13% of our net sales and in 2014 and 2013, sales to our largest customer accounted for 11% of our net sales. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase our fiber lasers or amplifiers. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to inventories, warranty obligations, contingent liabilities, income taxes and the fair value of certain debt and equity instruments including stock-based compensation. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, which may materially affect our operating results and financial position. The accounting policies described below are those which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations and financial position.
Revenue Recognition.    We recognize revenue in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605. Revenue from orders with multiple deliverables is divided into separate units of accounting when certain criteria are met. These separate units generally consist of equipment and installation. The consideration for the arrangement is then allocated to the separate units of accounting based on their relative selling prices. The selling price of equipment is based on vendor-specific objective evidence and the selling price of installation is based on third-party evidence. Applicable revenue recognition criteria are then applied separately for each separate unit of accounting. Revenue for laser and amplifier sources generally is recognized upon the transfer of ownership which is typically at the time of shipment. Installation revenue is recognized upon completion of the installation service which typically occurs within 30 to 90 days of delivery. For laser systems that have customer specific processing requirements, revenue is recognized at the latter of customer acceptance date or shipment date if the customer acceptance is made prior to shipment. Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return generally are not included in sales arrangements.
Accounts Receivable and Allowance for Doubtful Accounts.    Accounts receivable include $24.3 million and $25.2 million of bank acceptance drafts issued in China at December 31, 2015 and 2014, respectively. Bank acceptance drafts are bank guarantees of payment on specified dates. The maturity of these bank acceptance drafts is less than 90 days. We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.
Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. We maintain a reserve for inventory items to provide for an estimated amount of excess or obsolete inventory. The reserve is based upon a review of inventory materials on hand, which we compare with historic usage, estimated future usage and age. In addition, we review the inventory and compare recorded costs with estimates of current market value. Write-downs are recorded to reduce the carrying value to the net realizable value with respect to any part with costs in excess of current market value. Estimating demand and current market values is inherently difficult, particularly given that we make highly specialized components and products. We determine the valuation of excess and obsolete inventory by making our best estimate considering the current quantities of inventory on hand and our forecast of the need for this inventory to support future sales of our products. We often have limited information on which to base our forecasts. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation. We recorded inventory provision for excess or obsolete inventory of $15.4 million, $11.3 million and $15.1 million in 2015, 2014 and 2013, respectively.
Warranty.    We maintain an accrual for warranty claims for units sold that are subject to warranty. We estimate this accrual considering past claims experience, the number of units still carrying warranty coverage and the average life of the remaining warranty period.

Stock-based compensation.    Stock-based compensation is included in the following financial statement captions as follows:

	Year Ended December 31,
	2015	2014	2013
Cost of sales	$5,316	$4,153	$3,187
Sales and marketing	1,998	1,567	1,195
Research and development	4,049	3,033	1,929
General and administrative	7,626	6,419	5,409
Total stock-based compensation	18,989	15,172	11,720
Tax benefit recognized	(6,141)	(4,865)	(3,784)
Net stock-based compensation	$12,848	$10,307	$7,936

We account for stock-based compensation using the fair value of the awards granted. We estimate the fair value of stock options granted using the Black-Scholes model, we value restricted stock units using the intrinsic value method and we use a Monte Carlo simulation model to estimate the fair value of market-based performance stock units. We use historical data to estimate pre-vesting option and restricted stock unit forfeitures and record stock-based compensation expense in our statements of income only for those options and awards that are expected to vest. We estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from the estimates. We amortize the fair value of stock options and awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The assumptions used to calculate the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
The weighted-average assumptions used in the Black-Scholes model were as follows:

	Year Ended December 31,
	2015	2014	2013
Expected term	4.4-6.3 years	4.7-6.1 years	4.4-6.3 years
Volatility	45%-48%	48%-51%	51%-54%
Risk-free rate of return	1.38%-1.74%	1.46%-1.84%	0.74%-1.32%
Dividend yield	0.25%	0.25%	0.25%
Forfeiture rate	3.47%-5.88%	3.04%-5.86%	0%-5.97%
The weighted-average assumptions used in the Monte Carlo simulation model was as follows:

Year Ended December 31,
2015
Expected term	3.2 years
Volatility	12%-36%
Risk-free rate of return	0.98%
Dividend yield	—%
Weighted-average fair value per share	128.42
We offer an employee stock purchase plan covering our U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee's compensation. Compensation expense related to the employee stock purchase plan for the years ended 2015, 2014 and 2013, was approximately $0.7 million, $0.6 million and $0.5 million, respectively.
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
Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as "temporary differences." The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. At December 31, 2015, we recorded a net deferred tax asset of $19.0 million. If insufficient evidence of our ability to generate future taxable income arises, we may be required to record a valuation allowance against these assets, which will result in additional income tax expense. On a quarterly basis, we evaluate whether the deferred tax assets may be realized in the future and assess the need for a valuation allowance.
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
We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves recorded are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is "more likely than not" to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. At December 31, 2015, we had unrecognized tax benefits of approximately $7.6 million that, if recognized, would be recorded as a reduction in income tax expense.
At December 31, 2015, we had $260.4 million of cash and cash equivalents and $106.6 million in short-term investments in the United States and $322.2 million of cash and cash equivalents at foreign locations. Cash outside of the United States is intended to fund working capital, capital expenditures and business expansion outside the United States.

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated in dollar amounts and expressed as a percentage of net sales.

	Year Ended December 31,
	2015		2014		2013
	(In thousands, except percentages and per share data)
Net sales	$901,265	100.0%	$769,832	100.0%	$648,034	100.0%
Cost of sales	409,388	45.4	353,314	45.9	308,136	47.5
Gross profit	491,877	54.6	416,518	54.1	339,898	52.5
Operating expenses:
Sales and marketing	31,868	3.5	30,637	4.0	26,692	4.1
Research and development	63,334	7.0	53,403	6.9	41,660	6.4
General and administrative	57,192	6.3	55,338	7.2	50,863	7.8
(Gain) loss on foreign exchange	(2,560)	(0.3)	(6,618)	(0.9)	2,536	0.4
Total operating expenses	149,834	16.6	132,760	17.2	121,751	18.8
Operating income	342,043	38.0	283,758	36.9	218,147	33.7
Interest expense, net	(301)	—	(77)	—	(1)	—
Other (expense) income, net	(125)	—	793	0.1	155	—
Income before provision for income taxes	341,617	37.9	284,474	37.0	218,301	33.7
Provision for income taxes	(99,590)	(11.1)	(84,029)	(10.9)	(62,521)	(9.6)
Net income	242,027	26.9	200,445	26.0	155,780	24.0
Less: Net loss attributable to noncontrolling interest	(127)	—	—	—	—	—
Net income attributable to IPG Photonics Corporation	$242,154	26.9%	$200,445	26.0%	$155,780	24.0%
Net income attributable to IPG Photonics Corporation per share:
Basic	$4.60		$3.85		$3.02
Diluted	$4.53		$3.79		$2.97
Weighted-average shares outstanding:
Basic	52,676		52,104		51,548
Diluted	53,427		52,824		52,375
Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014
Net sales. Net sales increased by $131.4 million, or 17.1%, to $901.3 million in 2015 from $769.8 million in 2014. The table below sets forth sales by application (in thousands, except for percentages):

	Year Ended December 31,
	2015		2014		Change
		% of Total		% of Total
Materials Processing	$849,335	94.2%	$731,274	95.0%	$118,061	16.1%
Other applications	51,930	5.8%	38,558	5.0%	13,372	34.7%
Total	$901,265	100.0%	$769,832	100.0%	$131,433	17.1%
The table below sets forth sales by type of product and other revenue (in thousands, except for percentages):

	Year Ended December 31,
	2015		2014		Change
		% of Total		% of Total
High-Power CW Lasers	$499,643	55.4%	$426,074	55.3%	$73,569	17.3%
Medium-Power CW Lasers	99,452	11.0%	80,971	10.5%	18,481	22.8%
Low-Power CW Lasers	13,761	1.5%	13,174	1.7%	587	4.5%
Pulsed Lasers	124,824	13.8%	131,593	17.1%	(6,769)	(5.1)%
QCW Lasers	56,506	6.3%	34,881	4.5%	21,625	62.0%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	107,079	11.9%	83,139	10.8%	23,940	28.8%
Total	$901,265	100.0%	$769,832	100.0%	$131,433	17.1%
Sales for materials processing applications increased primarily due to higher sales of high-power, medium-power and QCW lasers. High-power laser sales increased due to increased demand for cutting, welding and surface structuring applications. Medium-power laser sales increased due to increased demand for laser sintering/3D manufacturing and thin material cutting and welding applications. QCW laser sales increased primarily due to welding and cutting applications. These increases were partially offset by a decline in pulsed-laser sales used for marking and engraving applications. We continue to see increased acceptance of the advantages of fiber laser technology for materials processing applications. A growing number of OEM customers have developed cutting systems that use our high-power lasers and sales of these systems are gaining sales from gas laser systems. Medium-power lasers are increasingly being used for fine material processing such as cutting and welding metals in the consumer electronics industry as well as in 3D printing. We also increased sales of QCW lasers used for welding and cutting thin sheet metal as demand increased for these devices from OEM customers because they are displacing lamp pumped YAG lasers. Pulsed laser sales decreased due to a decline in average selling price that exceeded unit volume growth. The decline in average selling prices for pulsed lasers is a result of increased competition for that product line.
Sales for other applications increased due to increased sales for advanced applications, telecom applications and medical applications. The increase in sales for advanced applications was driven by government and aerospace applications and contributed to increased high-power laser sales and also increased sales of certain components. The increase in telecom sales was driven by fiber access to the home and cable TV applications. The increase in sales for medical applications contributed to the increase in low-power laser sales.
Cost of sales and gross margin. Cost of sales increased by $56.1 million, or 15.9%, to $409.4 million in 2015 from $353.3 million in 2014. Our gross margin increased to 54.6% in 2015 from 54.1% in 2014. Gross margin increased due to product mix including increased high-power, medium-power and QCW sales partially offset by increased unit sales of lower-margin pulsed-lasers. In addition, our gross margin increased because total direct and indirect manufacturing costs increased at a slower rate than revenue, we have decreased component costs by more than the decrease in average selling prices and also because manufacturing expenses benefited from the depreciation of the Euro and Russian Ruble exchange rates. These benefits were partially offset by a slight decrease in the rate of absorption of manufacturing costs, an increase in provisions for excess and obsolete inventory and provisions for warranty reserves. Expenses related to provisions for excess or obsolete inventory and other valuation adjustments increased by $4.1 million to $15.4 million, or 1.7% of sales, for the year ended December 31, 2015, as compared to $11.3 million, or 1.5% of sales, for the year ended December 31, 2014.
Sales and marketing expense. Sales and marketing expense increased by $1.3 million, or 4.0%, to $31.9 million in 2015 from $30.6 million in 2014, primarily as a result of an increase in personnel costs, stock-based compensation, travel, advertising and marketing costs. As a percentage of sales, sales and marketing expense decreased to 3.5% in 2015 from 4.0% in 2014. As we continue to expand our worldwide sales organization, we expect sales and marketing expenses to increase in the aggregate.
Research and development expense. Research and development expense increased by $9.9 million, or 18.6%, to $63.3 million in 2015 from $53.4 million in 2014, primarily as a result of an increase in personnel, stock-based compensation, premises expense, depreciation and materials used for research and development. These increases were partially offset by decreased expenses related to outside research and development contracts. Research and development continues to focus on developing new products at different wavelengths including UV, green and mid-infrared, developing end user systems and new applications for our products, new ultra-short pulsed products, improving the electrical efficiency of high power products, enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields, developing new accessories, achieving higher output powers and developing products for new markets such as laser projection and display. As a percentage of sales, research and development expense increased to 7.0% in 2015 from 6.9% in 2014. We expect to continue to invest in research and development and that research and development expense will increase in the aggregate.
General and administrative expense. General and administrative expense increased by $1.9 million, or 3.4%, to $57.2 million in 2015 from $55.3 million in 2014, primarily due to increased personnel costs, stock-based compensation, banking and related fees, accounting, subscription and related fees, information system costs, depreciation costs and bad debt provisions. As a percentage of sales, general and administrative expense decreased to 6.3% in 2015 from 7.2% in 2014. We expect general and administrative expenses to increase as we invest to support the expected growth in net sales.
Effect of exchange rates on sales, gross margin and operating expenses. We estimate that if exchange rates had been the same as one year ago, sales in 2015 would have been $76.9 million higher, gross margin would have been $37.9 million higher and operating expenses in total would have been $15.0 million higher. These estimates assume constant exchange rates between fiscal year 2015 and fiscal year 2014 and are calculated using the average exchange rates for the twelve-month period ended December 31, 2014 for the respective currencies, which were US$1=Euro 0.75, US$1=Japanese Yen 105.91, US$1=Chinese Yuan 6.15 and US$1=Russian Ruble 38.65.
(Gain) loss on foreign exchange. We incurred a foreign exchange gain of $2.6 million in 2015 as compared to a gain of -$6.6 million in 2014. The change is primarily attributable to the appreciation of the U.S. Dollar compared to the Euro and Russian Ruble, partially off-set by the depreciation of the Chinese Yuan and Japanese Yen compared to the U.S. Dollar and Euro.
Interest expense, net. Interest expense, net was slightly higher at $0.3 million of expense in 2015 compared to $0.1 million in 2014.
Other (expense) income, net. Other (expense) income, net decreased to $0.1 million of expense in 2015 compared to $0.8 million of income in 2014.
Provision for income taxes. Provision for income taxes was $99.6 million in 2015 compared to $84.0 million in 2014, representing an effective tax rate of 29.2% in 2015 and 29.5% in 2014. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The decrease in effective rate was due primarily to increased state investment tax credits and federal research and development credits received in the United States and the mix of income earned in various tax jurisdictions.
Net income. Net income attributable to IPG Photonics Corporation increased by $41.7 million to $242.2 million in 2015 from $200.4 million in 2014. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 0.9 percentage points to 26.9% in 2015 from 26.0% in 2014 due to the factors described above.
Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
Net sales. Net sales increased by $121.8 million, or 18.8%, to $769.8 million in 2014 from $648.0 million in 2013. The table below sets forth sales by application (in thousands, except for percentages):

	Year Ended December 31,
	2014		2013		Change
		% of Total		% of Total
Materials Processing	$731,274	95.0%	$608,702	93.9%	$122,572	20.1%
Other applications	38,558	5.0%	39,332	6.1%	(774)	(2.0)%
Total	$769,832	100.0%	$648,034	100.0%	$121,798	18.8%

The table below sets forth sales by type of product and other revenue (in thousands, except for percentages):

	Year Ended December 31,
	2014		2013		Change
		% of Total		% of Total
High-Power CW Lasers	$426,074	55.3%	$344,126	53.1%	$81,948	426,074,000	23.8%
Medium-Power CW Lasers	80,971	10.5%	53,795	8.3%	27,176	80,971,000	50.5%
Low-Power CW Lasers	13,174	1.7%	13,283	2.0%	(109)	13,174,000	(0.8)%
Pulsed Lasers	131,593	17.1%	135,339	20.9%	(3,746)	131,593,000	(2.8)%
QCW Lasers	34,881	4.5%	21,511	3.3%	13,370	34,881,000	62.2%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	83,139	10.8%	79,980	12.3%	3,159	83,139,000	3.9%
Total	$769,832	100.0%	$648,034	100.0%	$121,798	769,832,000	18.8%
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
Interest expense, net. Interest expense, net was relatively flat at $0.1 million of expense in 2014 and 2013.
Other (expense) income, net. Other (expense) income, net increased to $0.8 million of income in 2014 compared to $0.2 million of income in 2013. Included in other income, net for 2014 included insurance rebates and government subsidies as well as a small reduction in contingent consideration related to prior year acquisitions. For 2013, other expense included $2.7 million reduction in contingent consideration related to prior year acquisitions and $0.5 million gain on the sale of an investment from our Russian subsidiary partially offset by a $2.9 million goodwill impairment charge.
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
Liquidity and Capital Resources
Our principal sources of liquidity as of December 31, 2015 consisted of cash and cash equivalents of $582.5 million, short-term investments of $106.6 million, unused credit lines and overdraft facilities of $73.9 million and working capital (excluding cash and cash equivalents and short-term investments) of $288.8 million. This compares to cash and cash equivalents of $522.2 million, unused credit lines and overdraft facilities of $66.9 million and working capital (excluding cash and cash equivalents) of $249.6 million as of December 31, 2014. The increase in cash and cash equivalents and short-term investments of $166.9 million from $522.2 million to $689.1 million relates primarily to cash provided by operating activities in 2015 of $256.6 million and cash provided by financing activities of $5.4 million which was partially offset by cash used for property plant and equipment and acquisitions of $75.1 million.
Short-term investments consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year.
Our long-term debt consists of a remaining principle balance of $19.7 million on a note with a fixed interest rate of 2.81% per annum, which was issued in connection with the purchase of our company aircraft of which the current portion of this note is $2.0 million as of December 31, 2015. The note matures in October 2019, at which time the outstanding debt balance would be $12.0 million.
We believe that our existing cash and marketable securities, our cash flows from operations and our existing lines of credit provides us with the financial flexibility to meet our liquidity and capital needs, as well as to complete certain acquisitions of businesses and technologies. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of economic environment on our sales levels, the timing and extent of spending to support development efforts, the expansion of the global sales and marketing activities, government regulation including trade sanctions, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products.
The following table details our line-of-credit facilities as of December 31, 2015:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $50.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2020	Unsecured
Euro Credit Facilities (Germany) (2)	Euro 30.0 million ($32.7 million)	Euribor + 1.00% or EONIA 1.25%	July 2017	Unsecured, guaranteed by parent company and Germany subsidiary
Euro Overdraft Facilities (3)	Euro 2.0 million ($2.2 million)	1.0%-6.5%	October 2016	Common pool of assets of Italian subsidiary

(1)
This facility is available to certain foreign subsidiaries in their respective local currencies. At December 31, 2015, there were no amounts drawn on this line, however, there were $2.8 million of guarantees issued against the line which reduces total availability.

(2)
This facility is available to certain foreign subsidiaries in their respective local currencies. At December 31, 2015, there were no drawings, however, there were $8.2 million of guarantees issued against the line which reduces total availability.

(3)	At December 31, 2015, there were no drawings.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $50.0 million and $32.7 million (or 30 million Euro as described above), respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended December 31, 2015.
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
Operating activities.    Net cash provided by operating activities increased by $76.5 million to $256.6 million in 2015 from $180.1 million in 2014. Our business has experienced a compounded annual growth rate in net sales over the past five years of 17% and net income of 20%. In 2015, net sales and net income grew by 17% and 21%, respectively. As the business and net income has grown, cash provided by net income after adding back non-cash charges has increased. This increase has been partially offset by continued growth in working capital to support the growth of the business. The increase in cash flow from operating activities is a result of net income after adding back non-cash charges growing faster than cash used in working capital. Our largest working capital items are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory which is primarily attributable to the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. Increases in cash flow from operating activities in 2015 primarily resulted from:

•	An increase in cash provided by net income after adding back non-cash charges of $331.3 million in 2015 as compared to $274.7 million in 2014;

•
Cash used by accounts receivable was $19.0 million or 13% in 2015 compared to $48.5 million or 47% in 2014. As a percentage, cash used by accounts receivable was lower than the revenue growth noted above; partially offset by

•	Cash used by inventory was $70.6 million or 41% in 2015 compared to $42.2 million or 24% in 2014. As a percentage, cash used by inventory was greater than revenue growth.
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
Investing activities.    Net cash used in investing activities was $181.6 million and $90.1 million in 2015 and 2014, respectively. The cash used in investing activities in 2015 related to the construction and purchase of new buildings in the United States, Germany and Russia as well as purchases of machinery and equipment primarily related to investments in fixed assets of $70.1 million, $106.7 million of purchases of short-term investments and $5.0 million for the purchase of a majority interest of a company in the first quarter of 2015. The cash used in investing activities in 2014 related to the construction of new buildings in the United States, Germany and Russia as well as purchases of machinery and equipment of $88.6 million and $2.0 million for the purchase of certain patent rights during the third quarter of 2014.
We expect to incur approximately $100 million to $110 million in capital expenditures, excluding acquisitions, in 2016, as we continue to upgrade facilities and equipment to add capacity worldwide to support anticipated revenue growth. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities.    Net cash provided by financing activities was $5.4 million and $11.5 million in 2015 and 2014, respectively. The cash provided by financing activities in 2015 was primarily related to the cash provided by the exercise of stock options, issuances under our employee stock purchase plan, the related tax benefits of the exercises, partially offset by net payments of line-of-credit facilities and on our long-term debt. The cash provided by financing activities in 2014 was primarily related to the cash provided by the exercise of stock options, issuances under our employee stock purchase plan, the related tax benefits of the exercises and net proceeds of line-of-credit facilities partially offset by the payments on our long-term debt.
Contractual Obligations
The following table describes our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due in
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$9,599	$3,693	$4,325	$1,581	$—
Purchase obligations	17,961	17,961	—	—	—
Long-term debt obligations (including interest)(1)	21,382	2,527	18,855	—	—
Contingent consideration	20	20	—	—	—
Total(2)	$48,962	$24,201	$23,180	$1,581	$—

(1)	Interest for long-term debt obligations was calculated including the effect of our fixed rate amount. The fixed rate amount is 2.81%.

(2)
Excludes obligations related to ASC 740, reserves for uncertain tax positions, because we are unable to provide a reasonable estimate of the timing of future payments relating to the remainder of these obligations. See Note 14 to the Consolidated Financial Statements.

Recent Accounting Pronouncements
In November, the FASB issued amended guidance that clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as non-current amounts. The new guidance supersedes ASC 740-10-45-5 which required the valuation allowance for a particular tax jurisdiction be allocated between current and non-current deferred tax assets for that tax jurisdiction on a pro rata basis. The new standard will become effective for our fiscal year beginning January 1, 2017. We are currently assessing the impact of this amended guidance and the timing of adoption.
In May 2014, FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09") "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements and do not expect it to have a material impact on our financial statements upon adoption.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents and our debt and foreign exchange rate risk.
Interest rate risk. Our investments have limited exposure to market risk. We maintain a portfolio of cash, cash equivalents and short-term investments, consisting primarily of bank deposits, money market funds, certificates of deposit, corporate notes and government and agency securities. None of these investments have a maturity date in excess of one year. The interest rates are variable and fluctuate with current market conditions. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.
We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. Our interest obligations on our long-term debt are fixed. Although our U.S. revolving line of credit and our Euro credit facility have variable rates, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
Exchange rates.    Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Chinese Yuan, the Japanese Yen, and the Russian Ruble. Gain on foreign exchange transactions totaled $2.6 million in 2015 and $6.6 million in 2014. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if we expect a currency movement to be beneficial to us in the short or medium term, we have, on occasions, chosen not to hedge or otherwise off-set the underlying assets or liabilities. However, it is difficult to predict foreign currency movements accurately. At December 31, 2015, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The net U.S. Dollar denominated assets are comprised of cash, third party receivables, inter-company receivables and inter-company notes offset by third party and inter-company U.S. Dollar denominated payables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of December 31, 2015 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $4.0 million if the U.S. Dollar appreciated and a $4.0 million foreign exchange loss if the U.S. Dollar depreciated.
In addition we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. Dollar as changes in the value of their functional currency relative to the U.S. Dollar can adversely affect the translated amounts of our revenue, expenses, net income, assets and liabilities. As discussed in our Results of Operations, this can, in turn, affect the reported value and relative growth of sales and net income from one period to the next. In addition changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. Dollar result in  foreign currency translation adjustments that are a component of other comprehensive income or loss.

Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of December 31, 2015. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is incorporated by reference from pages	F-1	through	F-24	of this report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and our Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date") utilizing the Committee of Sponsoring Organizations of the Treadway Commission's Internal Control - Integrated Framework ("COSO") Updated Framework issued in 2013. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Management's Annual Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and its subsidiaries. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of the Evaluation Date based on criteria established in COSO utilizing the Updated Framework issued in 2013. Based on this assessment, our management concluded that, as of the Evaluation Date, our internal control over financial reporting was effective.
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
Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls and procedures or internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the company have been or will be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
IPG Photonics Corporation
Oxford, Massachusetts
We have audited the internal control over financial reporting of IPG Photonics Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.
/s/    DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 26, 2016

ITEM 9B.    CONTROLS AND PROCEDURES
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2015.
ITEM 11.    EXECUTIVE COMPENSATION
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2015.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2015, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5, "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Information Regarding Equity Compensation Plans" and is incorporated herein by reference.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2015.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2015.
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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2016.

IPG PHOTONICS CORPORATION

By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Valentin P. Gapontsev Valentin P. Gapontsev	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 26, 2016

/s/ Timothy P.V. Mammen Timothy P.V. Mammen	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2016

/s/ Thomas J. Burgomaster Thomas J. Burgomaster	Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)	February 26, 2016

/s/ Michael C. Child Michael C. Child	Director	February 26, 2016

/s/ Henry E. Gauthier Henry E. Gauthier	Director	February 26, 2016

/s/ William S. Hurley William S. Hurley	Director	February 26, 2016

/s/ Eric Meurice Eric Meurice	Director	February 26, 2016

/s/ John Peeler John Peeler	Director	February 26, 2016

/s/ Igor Samartsev Igor Samartsev	Director	February 26, 2016

/s/ Eugene Scherbakov Eugene Scherbakov	Director	February 26, 2016

/s/ Thomas J. Seifert Thomas J. Seifert	Director	February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
IPG Photonics Corporation
Oxford, Massachusetts
We have audited the accompanying consolidated balance sheets of IPG Photonics Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPG Photonics Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/    DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 26, 2016

IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$582,532	$522,150
Short-term investments	106,584	—
Accounts receivable, net	150,479	143,109
Inventories	203,738	171,009
Prepaid income taxes	33,692	20,967
Prepaid expenses and other current assets	25,564	21,295
Deferred income taxes, net	20,346	15,308
Total current assets	1,122,935	893,838
DEFERRED INCOME TAXES, NET	9,386	5,438
GOODWILL	505	455
INTANGIBLE ASSETS, NET	11,904	9,227
PROPERTY, PLANT AND EQUIPMENT, NET	288,604	275,082
OTHER ASSETS	20,095	26,847
TOTAL	$1,453,429	$1,210,887
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$—	$2,631
Current portion of long-term debt	2,000	13,333
Accounts payable	26,314	17,141
Accrued expenses and other liabilities	75,667	64,057
Deferred income taxes, net	3,190	3,241
Income taxes payable	37,809	21,672
Total current liabilities	144,980	122,075
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	30,117	22,584
LONG-TERM DEBT, NET OF CURRENT PORTION	17,667	19,667
Total liabilities	192,764	164,326
COMMITMENTS AND CONTINGENCIES (NOTE 10)
IPG PHOTONICS CORPORATION EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 52,883,902 shares issued and outstanding at December 31, 2015; 52,369,688 shares issued and outstanding at December 31, 2014	5	5
Additional paid-in capital	607,649	567,617
Retained earnings	833,356	591,202
Accumulated other comprehensive loss	(181,482)	(112,263)
Total IPG Photonics Corporation equity	1,259,528	1,046,561
NONCONTROLLING INTERESTS	1,137	—
Total equity	1,260,665	1,046,561
TOTAL	$1,453,429	$1,210,887
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
NET SALES	$901,265	$769,832	$648,034
COST OF SALES	409,388	353,314	308,136
GROSS PROFIT	491,877	416,518	339,898
OPERATING EXPENSES:
Sales and marketing	31,868	30,637	26,692
Research and development	63,334	53,403	41,660
General and administrative	57,192	55,338	50,863
(Gain) loss on foreign exchange	(2,560)	(6,618)	2,536
Total operating expenses	149,834	132,760	121,751
OPERATING INCOME	342,043	283,758	218,147
OTHER (EXPENSE) INCOME, Net:
Interest expense, net	(301)	(77)	(1)
Other (expense) income, net	(125)	793	155
Total other (expense) income	(426)	716	154
INCOME BEFORE PROVISION FOR INCOME TAXES	341,617	284,474	218,301
PROVISION FOR INCOME TAXES	(99,590)	(84,029)	(62,521)
NET INCOME	242,027	200,445	155,780
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(127)	—	—
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$242,154	$200,445	$155,780
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$4.60	$3.85	$3.02
Diluted	$4.53	$3.79	$2.97
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	52,676	52,104	51,548
Diluted	53,427	52,824	52,375
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$242,027	$200,445	$155,780
Other comprehensive (loss) income, net of tax:
Translation adjustments	(69,314)	(110,734)	1,125
Unrealized gain on derivatives	95	172	268
Total other comprehensive (loss) income	(69,219)	(110,562)	1,393
Comprehensive income	172,808	89,883	157,173
Comprehensive (loss) income attributable to noncontrolling interest	(442)	—	—
Comprehensive income attributable to IPG Photonics Corporation	$173,250	$89,883	$157,173
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2015		2014		2013
	(In thousands, except share data)
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	52,369,688	$5	51,930,978	$5	51,359,247	5
Exercise of stock options	477,785	—	402,647	—	540,232	—
Common stock issued under employee stock purchase plan	36,429	—	36,063	—	31,499	—
Common stock issued in a public offering	—	—	—	—	—	—
Balance, end of period	52,883,902	5	52,369,688	5	51,930,978	5
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		567,617		538,908		511,039
Stock-based compensation		18,989		15,172		11,720
Exercise of stock options and related tax benefit from exercise		18,582		11,428		14,523
Common stock issued under employee stock purchase plan		2,461		2,109		1,626
Balance, end of period		607,649		567,617		538,908
RETAINED EARNINGS
Balance, beginning of year		591,202		390,757		234,977
Net income attributable to IPG Photonics Corporation		242,154		200,445		155,780
Balance, end of period		833,356		591,202		390,757
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(112,263)		(1,701)		(3,094)
Translation adjustments		(69,314)		(110,734)		1,125
Unrealized gain on derivatives, net of tax		95		172		268
Balance, end of period		(181,482)		(112,263)		(1,701)
TOTAL IPG PHOTONICS CORPORATION EQUITY		1,259,528		1,046,561		927,969
NONCONTROLLING INTERESTS
Balance, beginning of year		—		—		—
NCI of acquired company		1,579		—		—
Net loss attributable to NCI		(127)		—		—
Other comprehensive loss attributable to NCI		(315)		—		—
Balance, end of period		1,137		—		—
TOTAL EQUITY		$1,260,665		$1,046,561		$927,969
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$242,027	$200,445	$155,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,415	35,612	31,524
Deferred income taxes	(7,153)	(1,486)	(6,168)
Stock-based compensation	18,989	15,172	11,720
Unrealized gains on foreign currency transactions	(5,491)	(3,497)	(235)
Other	510	459	62
Provisions for inventory, warranty and bad debt	39,985	28,036	29,975
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(19,036)	(48,518)	(9,991)
Inventories	(70,565)	(42,246)	(50,355)
Prepaid expenses and other current assets	1,853	(5,351)	(3,980)
Accounts payable	9,806	3,262	974
Accrued expenses and other liabilities	613	(1,567)	(281)
Income and other taxes payable	9,529	5,763	(30,784)
Tax benefit from exercise of employee stock options	(6,911)	(5,979)	(8,874)
Net cash provided by operating activities	256,571	180,105	119,367
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(70,119)	(88,601)	(70,919)
Purchase of intangible assets	—	(2,000)	—
Proceeds from sales of property, plant and equipment	164	434	236
Proceeds from sale of investment	—	—	495
Purchases of short-term investments	(106,747)	—	—
Acquisition of businesses	(4,958)	—	(5,555)
Other	93	87	(143)
Net cash used in investing activities	(181,567)	(90,080)	(75,886)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	12,887	33,282	16,843
Payments on line-of-credit facilities	(15,227)	(33,623)	(15,990)
Principal payments on long-term borrowings	(13,333)	(1,667)	(2,853)
Exercise of employee stock options and issuances under employee stock purchase plan	14,132	7,558	7,275
Tax benefit from exercise of employee stock options	6,911	5,979	8,874
Net cash provided by financing activities	5,370	11,529	14,149
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(19,992)	(28,180)	7,093
NET INCREASE IN CASH AND CASH EQUIVALENTS	60,382	73,374	64,723
CASH AND CASH EQUIVALENTS — Beginning of period	522,150	448,776	384,053
CASH AND CASH EQUIVALENTS — End of period	$582,532	$522,150	$448,776
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$873	$253	$208
Cash paid for income taxes	$91,329	$73,544	$89,611
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$3,181	$3,528	$3,927
Property, plant and equipment transferred from inventory	$2,951	$1,551	$—
Additions to property, plant and equipment included in accounts payable	$350	$1,084	$2,132
Property purchase financed with debt	$—	$22,000	$—
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
Cash and Cash Equivalents and Short-Term Investments — Cash and cash equivalents consist primarily of highly liquid investments, such as bank deposits, marketable securities with original maturities of three months or less with insignificant interest rate risk and marketable securities with remaining maturities of three months or less at the date of acquisition. Short-term investments consist primarily of similar highly liquid investments and marketable securities with insignificant interest rate risk and with original maturities greater than three months but less than one year.
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
Expenditures for maintenance and repairs are charged to operations. Interest expense associated with significant capital projects is capitalized as a cost of the project. The Company capitalized $0, $383 and $524 of interest expense in 2015, 2014 and 2013, respectively.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Included in other long-term assets is certain demonstration equipment. The demonstration equipment is amortized over the respective estimated economic lives, generally 3 years. The carrying value of the demonstration equipment totaled $3,229 and $3,612 at December 31, 2015 and 2014, respectively. Amortization expense of demonstration equipment for the years ended December 31, 2015, 2014 and 2013, was $2,345, $2,068 and $2,725, respectively.
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
Revenue Recognition — The Company recognizes revenue in accordance with ASC 605. Revenue from orders with multiple deliverables is divided into separate units of accounting when certain criteria are met. These separate units generally consist of equipment and installation. The consideration for the arrangement is allocated to the separate units of accounting based on their relative selling prices. The selling price of equipment is based on vendor-specific objective evidence which is the sales price of equipment sold without installation. The selling price of installation is based on third-party evidence which is the fair value of installation services offered by third parties. Revenue for laser and amplifier sources generally is recognized upon the transfer of ownership which is typically at the time of shipment. Installation revenue is recognized upon completion of the installation service which typically occurs within 30 to 90 days of delivery. For laser systems that carry customer specific processing requirements, revenue is recognized at the latter of customer acceptance date or shipment date if the customer acceptance is made prior to shipment. Returns and customer credits are infrequent and are recorded as a reduction to revenue. Rights of return generally are not included in sales arrangements.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts Receivable include $24,307 and $25,150 of bank acceptance drafts at December 31, 2015 and 2014, respectively. Bank acceptance drafts are bank guarantees of payment on specified dates. The maturity of these bank acceptance drafts is less than 90 days. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.
 Activity related to the allowance for doubtful accounts was as follows:

	2015	2014	2013
Balance at January 1	$1,890	$2,473	$2,173
Provision for bad debts, net of recoveries	427	579	323
Uncollectable accounts written off	(114)	(617)	(31)
Foreign currency translation	(392)	(545)	8
Balance at December 31	$1,811	$1,890	$2,473
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
Activity related to the warranty accrual was as follows:

	2015	2014	2013
Balance at January 1	$19,272	$14,997	$10,714
Provision for warranty accrual	22,808	15,449	11,363
Warranty claims	(12,208)	(9,165)	(7,405)
Foreign currency translation and other	(1,662)	(2,009)	325
Balance at December 31	$28,210	$19,272	$14,997

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Accrued warranty reported in the accompanying consolidated financial statements as of December 31, 2015 and December 31, 2014 consists of $14,871 and $9,489 in accrued expenses and other liabilities and $13,339 and $9,783 in other long-term liabilities, respectively.
Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with ASC 718. Under the fair value recognition provision of ASC 718, the Company accounts for stock-based compensation using the fair value of the awards granted. The Company estimates the fair value of stock options granted using the Black-Scholes model, it values restricted stock units using the intrinsic value method and it uses a Monte Carlo simulation model to estimate the fair value of market-based performance stock units. The Company uses historical data to estimate pre-vesting option and restricted stock unit forfeitures and record stock-based compensation expense in its statements of income only for those options and awards that are expected to vest. The Company estimates forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from the estimates. The Company amortizes the fair value of stock options and awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The description of the Company's stock-based employee compensation plans and the assumptions it uses to calculate the fair value of stock-based employee compensation is more fully described in Note 2.
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
Concentration of Credit Risk — Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term investments, auction rate securities and accounts receivable. The Company maintains substantially all of its cash, short-term investments and marketable securities in six financial institutions, which it believes to be high-credit quality financial institutions. The Company grants credit to customers in the ordinary course of business and provide a reserve for potential credit losses. Such losses historically have been within management's expectations (see discussion related to significant customers in Note 15).
Fair Value of Financial Instruments — The Company's financial instruments consist of cash equivalents, short-term investments, accounts receivable, auction rate securities, accounts payable, drawings on revolving lines of credit, long-term debt and contingent purchase consideration.
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
The carrying amounts of cash equivalents, short-term investments, accounts receivable, accounts payable and drawings on revolving lines of credit are considered reasonable estimates of their fair market value, due to the short maturity of these instruments or as a result of the competitive market interest rates, which have been negotiated.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company's assets and liabilities measured at fair value:

		Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$214,232	$214,232	$—	$—
Short-term investments	106,375	106,375	—	—
Auction rate securities	1,136	—	—	1,136
Total assets	$321,743	$320,607	$—	$1,136
Liabilities
Collateralized long-term note	$19,667	$19,667	$—	$—
Contingent purchase consideration	$20	$—	$—	$20
Total liabilities	$19,687	$19,667	$—	$20

		Fair Value Measurements at December 31, 2014

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$266,011	$266,011	$—	$—
Auction rate securities	1,128	—	—	1,128
Total assets	$267,139	$266,011	$—	$1,128
Liabilities
Collateralized long-term note	$21,667	$21,667	$—	$—
Contingent purchase consideration	$98	$—	$—	$98
Interest rate swap	151	—	151	—
Total liabilities	$21,916	$21,667	$151	$98
Short-term investments are measured and recorded at book value as unrealized gains or losses are not adjusted since they are considered held-to-maturity and consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year. The fair value of these investments at December 31, 2015 was $106,375 which represents an unrealized loss of $209 as compared to the $106,584 recorded on the Consolidated Balance Sheets as of December 31, 2015.
Auction rate securities and contingent consideration are measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The fair value of the auction rate securities was determined using prices observed in inactive secondary markets for the securities held by the Company. The auction rate securities are considered available-for-sale securities. They had a cost basis of $1,450 at December 31, 2015 and December 31, 2014.

The Company previously had a cash flow hedge which was an interest rate swap associated with the U.S. long-term note. The interest rate swap agreement terminated with the note, which matured in June 2015. The fair value amount in the consolidated balance sheet related to the interest rate swap was estimated based on quoted market prices or pricing models using current market rates. The fair value at December 31, 2014 for the interest rate swap considered prices observed in inactive secondary markets for the securities held by the Company.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	2015	2014	2013
Auction Rate Securities
Balance, January 1	$1,128	$1,120	$1,112
Change in fair value and accretion	8	8	8
Balance, December 31	$1,136	$1,128	$1,120
Contingent Purchase Consideration
Balance, January 1	$98	$375	$3,023
Period transactions	(50)	—	—
Change in fair value and currency fluctuations	(28)	(277)	(2,648)
Balance, December 31	$20	$98	$375
Comprehensive Income — Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive income is the cumulative foreign currency translation adjustment and unrealized gains or losses on derivatives. These adjustments are accumulated within the consolidated statements of comprehensive income.
Total components of accumulated other comprehensive loss were as follows:

	December 31,
	2015	2014
Foreign currency translation adjustments	$(181,725)	$(112,411)
Unrealized gain (loss) on derivatives, net of tax of $45 and $67	11	(84)
Change in carrying value of auction rate securities	232	232
Accumulated other comprehensive loss	$(181,482)	$(112,263)
 Derivative Instruments — The Company's primary market exposures are to interest rates and foreign exchange rates. The Company from time to time may use certain derivative financial instruments to help manage these exposures. The Company executes these instruments with financial institutions it judges to be credit-worthy. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
The Company recognizes all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. The Company has no derivatives outstanding as of December 31, 2015.
Cash Flow Hedges — The Company's previous cash flow hedge was an interest rate swap under which it payed fixed rates of interest.
The fair value amounts in the consolidated balance sheets were:

Notional Amounts[1]		Other Assets		Other Current Liabilities		Deferred Income Taxes And Other Long-Term Liabilities
December 31,		December 31,		December 31,		December 31,
2015	2014	2015	2014	2015	2014	2015	2014
$—	$11,333	$—	$—	$—	$151	$—	$—
 (1) Notional amounts represent the gross contract/notional amount of the derivative outstanding.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The derivative gains and losses in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013, related to the Company's previous interest rate swap contract was as follows:

	Year Ended December 31,
	2015	2014	2013
Effective portion recognized in other comprehensive (loss) income, pretax:
Interest rate swap	$304	$567	$881
Effective portion reclassified from other comprehensive (loss) income to interest expense, pretax:
Interest rate swap	$(153)	$(295)	$(449)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—
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
Earnings Per Share — The Company computes net income per share in accordance with ASC 260-Earnings Per Share.
Recent Accounting Pronouncements — In November, the FASB issued amended guidance that clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as non-current amounts. The new guidance supersedes ASC 740-10-45-5 which required the valuation allowance for a particular tax jurisdiction be allocated between current and non-current deferred tax assets for that tax jurisdiction on a pro rata basis. The new standard will become effective for the Company's fiscal year beginning January 1, 2017. The Company is currently assessing the impact of this amended guidance and the timing of adoption.
In May 2014, FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09") "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and does not expect it to have a material impact on its financial statements upon adoption.
Subsequent Events — The Company has considered the impact of subsequent events through the filing date of these financial statements.
2. STOCK-BASED COMPENSATION
Stock-based compensation is included in the following financial statement captions:

	Year Ended December 31,
	2015	2014	2013
Cost of sales	$5,316	$4,153	$3,187
Sales and marketing	1,998	1,567	1,195
Research and development	4,049	3,033	1,929
General and administrative	7,626	6,419	5,409
Total stock-based compensation	18,989	15,172	11,720
Tax benefit recognized	(6,141)	(4,865)	(3,784)
Net stock-based compensation	$12,848	$10,307	$7,936

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Incentive Plans — In April 2000, the Company's board of directors adopted the 2000 Incentive Compensation Plan (the "2000 Plan"), and in February 2006, the Company's board of directors adopted the 2006 Incentive Compensation Plan (the "2006 Plan"), which provide for the issuance of stock options and other stock and non-stock based awards to the Company's directors, employees, consultants and advisors. The Company reserved 5,833,333 shares under the 2000 Plan and 4,000,000 shares under the 2006 Plan for the issuance of awards under the plans. During 2011, the Company reserved an additional 6,084,273 shares under the 2006 Plan including 84,273 shares authorized but not issued. In June 2006, the Company's board of directors adopted the Non-Employee Directors Stock Plan (the "Directors Plan") for non-employee directors. The Company reserved 486,660 shares for issuance under the Directors Plan. In June 2015, the stockholders approved an amendment of the 2006 Plan under which 194,919 shares authorized under the Directors Plan were rolled into the 2006 Plan. Under the three plans, the Company may grant nonstatutory stock options at an exercise price at least equal to the fair value of its common stock on the date of grant, unless the board of directors or compensation committee determines otherwise on the date of grant. Incentive stock options may be granted under the 2000 Plan and the 2006 Plan at exercise prices equal to or exceeding the fair value of the common stock on the date of grant. The Company may also grant restricted stock, restricted stock units, performance stock units, other equity-based awards and cash. Incentive awards generally become exercisable over periods of one to five years and expire seven to ten years from the date of the grant. The awards under the 2000 Plan and the 2006 Plan may become exercisable earlier upon the occurrence of certain change of control events at the election of the board of directors or compensation committee, and all awards under the Directors Plan automatically become exercisable upon a change of control. All shares issued under the incentive plans are registered shares newly issued by the Company. At December 31, 2015, 5,078,138 shares of the Company's stock were available for future grant under the 2006 Plan. No further grants can be made under the 2000 Plan or the Directors Plan.
Compensation cost for all stock-based payment awards is based on the estimated grant-date fair value. The Company allocates and records stock-based compensation expense on a straight-line basis over the requisite service period. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards requires the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future.
The Company calculates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model or the calculation of compensation were as follows for the years ended December 31.

	2015	2014	2013
Expected term	4.4-6.3 years	4.7-6.1 years	4.4-6.3 years
Volatility	45%-48%	48%-51%	51%-54%
Risk-free rate of return	1.38%-1.74%	1.46%-1.84%	0.74%-1.32%
Dividend yield	0.25%	0.25%	0.25%
Forfeiture rate	3.47%-5.88%	3.04%-5.86%	0%-5.97%
A summary of option activity is presented below (see Note 11 for further information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding — January 1, 2015	2,488,350	$45.48
Granted	223,694	96.56
Exercised	(447,705)	28.28
Forfeited	(40,170)	60.38
Outstanding — December 31, 2015	2,224,169	$53.82	6.20	$80,292
Vested or expected to vest — December 31, 2015	2,137,468	$52.91	6.12	$78,937
Exercisable — December 31, 2015	1,050,513	$36.24	4.70	$55,592

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The intrinsic value of the options exercised during the years ended December 31, 2015, 2014 and 2013, was $27,207, $20,474 and $29,473, respectively. The weighted-average grant fair value per share for options granted during the years ended December 31, 2015, 2014 and 2013, was $42.78, $32.53 and $28.28, respectively. The total compensation cost related to non-vested awards not yet recorded at December 31, 2015 was $17,009 which is expected to be recognized over a weighted-average of 2.2 years. The aggregate fair value of awards vested during the year ended December 31, 2015 was $12,034.

The following table summarizes the restricted stock units ("RSU's") activity for the year ended December 31, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Life		Aggregate Intrinsic Value
			(In years)		(In thousands)
Outstanding — January 1, 2015	203,526	$62.44
Granted	120,365	95.25
Converted	(41,487)	57.67
Canceled	(4,685)	71.05
Outstanding — December 31, 2015	277,719	$77.22	8.25	24,761,000	$24,761
Vested or expected to vest — December 31, 2015	251,143	$76.65	8.22	22,392,000	$22,392
The intrinsic value of the RSU's exercised during the years ended December 31, 2015, 2014 and 2013, was $3,705, $3,017 and $590, respectively. The weighted-average grant fair value per share for RSU's granted during the years ended December 31, 2015, 2014 and 2013, was $95.25, $69.22 and $59.40, respectively. The total compensation cost related to non-vested awards not yet recorded at December 31, 2015 was $11,856 which is expected to be recognized over a weighted-average of 2.6 years. The aggregate fair value of awards vested during the year ended December 31, 2015 was $2,393.
The Company grants performance stock units to officers. The performance stock unit agreements provide for the award of performance stock units with each unit representing the right to receive one share of the Company's common stock to be issued after the applicable award vesting period. The final number of units awarded, if any, for these performance grants will be determined as of the vesting dates, based upon the Company's total shareholder return over the performance period compared to the Russell 3000 Index and could range from no units to a maximum of twice the amount of awarded units. The weighted-average fair value of these performance units was determined using the Monte Carlo simulation model incorporating the following weighted-average assumptions:

2015
Expected term	3.2 years
Volatility	12%-36%
Risk-free rate of return	0.98%
Dividend yield	—%
Weighted-average fair value per share	128.42

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table summarizes the performance stock units ("PSU's") activity for the year ended December 31, 2015:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding — January 1, 2015	—	$—
Granted	27,233	128.54
Converted
Canceled
Outstanding — December 31, 2015	27,233	$128.54	9.15	$2,428
Vested or expected to vest — December 31, 2015	24,366	$128.54	9.15	$2,172
PSU's are included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the awarded units. The total compensation cost related to nonvested awards not yet recorded at December 31, 2015 was $2,467 which is expected to be recognized over a weighted average of 3.2 years.
3. INVENTORIES
Inventories consist of the following:

	December 31,
	2015	2014
Components and raw materials	$70,394	$54,925
Work-in-process	43,259	58,603
Finished goods	90,085	57,481
Total	$203,738	$171,009
The Company recorded inventory provisions totaling $15,364, $11,302 and $15,128 for the years ended December 31, 2015, 2014 and 2013, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment consist of the following:

	December 31,
	2015	2014
Land	$18,962	$19,248
Buildings	166,784	144,629
Machinery and equipment	226,724	202,075
Office furniture and fixtures	26,981	25,816
Construction-in-progress	35,946	47,285
Total property, plant and equipment	475,397	439,053
Accumulated depreciation	(186,793)	(163,971)
Total property, plant and equipment — net	$288,604	$275,082
The Company recorded depreciation expense of $37,796, $31,334 and $26,489 for the years ended December 31, 2015, 2014 and 2013, respectively.

5. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	December 31,
	2015	2014
Accrued compensation	$33,617	$31,673
Customer deposits and deferred revenue	21,525	16,605
Current portion of accrued warranty	14,871	9,489
Other	5,654	6,290
Total	$75,667	$64,057
6. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	December 31,
	2015	2014
Revolving line of credit facilities:
European overdraft facilities	$—	$828
Euro line of credit	—	1,803
Total	$—	$2,631
Term debt:
U.S. long-term note	$—	$11,333
Collateralized long-term note	19,667	21,667
Less: current portion	(2,000)	(13,333)
Total long-term debt	$17,667	$19,667
The U.S. and Euro lines of credit are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries.
Revolving Line of Credit Facilities:
U.S. Line of Credit — The Company maintains an unsecured revolving line of credit with available principal of up to $50,000, expiring in April 2020. The line of credit bears interest at a variable rate of LIBOR plus 0.80% to 1.20% depending on the Company's financial performance. Part of this credit facility is available to the Company's foreign subsidiaries including those in India, China, Japan and South Korea based on management discretion. At December 31, 2015, there were no outstanding drawings, however there were $2,828 of guarantees issued against the line which reduced the total availability. At December 31, 2015, the remaining availability under this line was $47,172.
The Company is required to meet certain financial covenants associated with its U.S. line of credit and collateralized long-term note. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires it to maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times the Company's trailing twelve months EBITDA.
 Euro Line of Credit — The Company maintains an unsecured revolving line of credit with a principal amount of Euro 30,000 ($32,719 at December 31, 2015), expiring in July 2017. The line of credit bears interest at various rates based upon the type of loan. This credit facility is available to the Company's foreign subsidiaries including those in Germany, Russia, China and Italy based on management discretion. At December 31, 2015, there were no drawings, however there were $8,221 of guarantees issued against the line which reduced the total availability. At December 31, 2015, the remaining availability under this line was $24,498.
Euro Overdraft Facilities — The Company maintains a syndicated overdraft facility with available principal of Euro 500 ($545 at December 31, 2015) with no expiration date. This facility bears interest at market rates that vary depending upon the bank within the syndicate that advances the principal outstanding. At December 31, 2015, there were no outstanding drawings and the aggregate remaining availability under this line was $545.

17

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Other European Facilities — The Company maintains two Euro credit lines in Italy with aggregate available principal of Euro 1,500 ($1,636 as of December 31, 2015) which bear interest at market rates and expire in June and September 2016. At December 31, 2015, there were no outstanding drawings and the aggregate remaining availability under these lines was $1,636. These facilities are collateralized by a common pool of the assets of the Company's Italian subsidiary.
Term Debt:
U.S. Long-Term Note — The U.S. long-term note outstanding at December 31, 2014 matured and was paid in June 2015.
Collateralized Long-Term Note —In October 2014, the Company entered into a collateralized long-term note to finance the purchase of the Company's aircraft which bears a fixed interest rate of 2.81% per annum. The note requires monthly principal payments of $167 and interest through October 2019, at which time the remaining principal is payable. As of December 31, 2015, the note has a remaining balance of $19,667.
7. NONCONTROLLING INTEREST AND EQUITY
Noncontrolling Interest — Noncontrolling interest reported in the accompanying consolidated financial statements relates to a 76% ownership interest in RukhTekh LLC ("RuchTech") that was purchased on March 15, 2015. The associated net loss attributable to noncontrolling interest in 2015 was $127. Information regarding RuchTech's purchase is provided in Note 12.
Authorized Capital — The Company has authorized capital stock consisting of 175,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. There are no shares of preferred stock outstanding as of December 31, 2015.
8. RELATED-PARTY TRANSACTIONS
In 2015 and 2014, the Company purchased various equipment, parts and services from a company for which one of the Company's independent directors is an executive officer. The payments made for such equipment, parts and services for 2015 and 2014 totaled $683 and $3,687, respectively. There were no amounts due to this company at December 31, 2015 or at December 31, 2014 and there were outstanding purchase orders for equipment and services of $5,873 at December 31, 2015.
The Company leased from an unrelated third party approximately 12,000 square feet of office space in Marlborough, Massachusetts under an office lease expiring July 2020. A subsidiary of IP Fibre Devices (UK) Ltd. ("IPFD") purchased the building in October 2014 and acquired the lease, which was amended in 2015 to increase the office space leased to the Company. The Company's CEO is the managing director of IPFD. The Company's CEO and other members of management own shares of IPFD which is a stockholder of the Company. The 2015 year-end annual lease rate was $794 with an annual increase of approximately 2.5% per year. The Company reimburses the landlord for its portion of certain operational costs. The Company paid IPFD $531 and $20 for 2015 and 2014, respectively, under the office lease. The Company has an option to rent additional space in the building as it becomes available.
The CEO leases the right to use 25% of the Company's aircraft annually under a October 2014 lease expiring November 2019. The 2015 year-end annual lease rate was $651 and future rent payments will be adjusted annually. The CEO paid the Company $651 and $146 in 2015 and 2014, respectively, under the aircraft lease. In addition, the CEO directly pays others for the operating costs of his private use including pilot fees, fuel and other costs.
In 2015 and 2014, the Company sold products and services of $497 and $2,731 to OAO "RCE" Laser Processing Center ("Laser Center"), an application development and parts processing company. The Company's CEO owns approximately 39% of Laser Center, which he acquired from an unrelated third party in 2014.
In 2015, the Company sold products of$146 to a company for which one of the Company's independent directors is a non-management member of the board of directors.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

9. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Year Ended December 31,
	2015	2014	2013
Net income attributable to IPG Photonics Corporation	$242,154	$200,445	$155,780
Net income attributable to common stockholders	242,154	200,445	155,780
Weighted average shares	52,676	52,104	51,548
Dilutive effect of common stock equivalents	751	720	827
Diluted weighted average common shares	53,427	52,824	52,375
Basic net income attributable to IPG Photonics Corporation per share	$4.60	$3.85	$3.02
Basic net income attributable to common stockholders	$4.60	$3.85	$3.02
Diluted net income attributable to IPG Photonics Corporation per share	$4.53	$3.79	$2.97
Diluted net income attributable to common stockholders	$4.53	$3.79	$2.97
For the years ended December 31, 2015, 2014 and 2013, respectively, the computation of diluted weighted average common shares excludes common stock equivalents of 29,127 shares, 46,987 shares and 322,301 shares which includes RSU's of 18,171, 13,300 and 6,635 and PSU's of 3,369, 0 and 0, because the effect would be anti-dilutive.
10. COMMITMENTS AND CONTINGENCIES
Operating Leases — The Company leases certain facilities under cancelable and noncancelable operating lease agreements which expire through October 2019. In addition, it leases capital equipment under operating leases. Rent expense for the years ended December 31, 2015, 2014 and 2013, totaled $7,365, $5,516 and $4,560, respectively.
Commitments under the noncancelable lease agreements as of December 31, 2015 are as follows:

Years Ending December 31	Facilities	Equipment	Total
2016	$2,843	$850	$3,693
2017	1,983	538	2,521
2018	1,477	327	1,804
2019	1,191	53	1,244
2020	322	15	337
Thereafter	—	—	—
Total	$7,816	$1,783	$9,599
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
Contractual Obligations — The Company has entered into various purchase obligations that include agreements for construction of buildings, raw materials and equipment. Obligations under these agreements were $17,961 and $22,288 as of December 31, 2015 and 2014, respectively. Included in 2014, was an obligation of $4,500 that the Company had as a result of entering into an agreement to purchase a 76% ownership interest in RuchTech.
Legal proceedings — From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. In November 2015, the Company was sued in the United States District Court, Eastern District of Texas, for patent infringement relating to an apparatus for coupling radiation beams into optical waveguides. The complaint seeks unspecified monetary damages, treble damages, injunctive relief and attorneys fees. The Company believes it has meritorious defenses and intends to vigorously contest the claims. As such, no amounts have been accrued in respect of this

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

contingency. As of December 31, 2015 and through the date of the Company's subsequent review period of February 26, 2016, the Company has no other legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.
11. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) retirement savings plan offered to all of its U.S. employees. The Company makes matching contributions equal to 50% of the employee's contributions, subject to a maximum of 6% of eligible compensation. Compensation expense related to its contribution to the plan for the years ended December 31, 2015, 2014 and 2013, approximated $2,021, $1,445 and $1,127, respectively.
The Company has an employee stock purchase plan offered to its U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or the last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee's compensation and are subject to other limitations. Compensation expense related to the employee stock purchase plan was $680, $607 and $498 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there were 356,344 shares available for issuance under the employee stock purchase plan.
12. BUSINESS COMBINATIONS

On March 15, 2015, the Company purchased a 76% ownership interest in RuchTech. RuchTech's fair value at the date of acquisition was $6,579. The Company paid $5,000, which represents the fair value of its ownership interest on that date. In connection with this purchase, the Company recorded intangibles assets of $6,298 which related to purchased technology with an estimated useful life of 7 years and $64 of Goodwill that are not deductible for federal income tax purposes. The purchase did not have a material effect on the Company's financial results in 2015.
On March 13, 2013, the Company acquired the working capital and long term assets of Mobius Photonics Inc. ("Mobius"), a manufacturer of high-power pulsed ultra-violet ("UV") fiber lasers for micro-machining and fine processing applications. As a result of the acquisition, the Company recorded intangible assets of $4,480 which related to production know-how with an estimated useful life of 7 years and $505 of goodwill that is deductible for federal income tax purposes. The acquisition did not have a material effect on the Company's financial results in 2013.
13. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Balance at January 1	$455	$455
Foreign exchange adjustment	(14)	—
Total goodwill arising from purchase	64	—
Balance at December 31	$505	$455
The goodwill balance at January 1, 2015 of $455 relates to the expected synergies for the Company's expansion of product offerings with UV fiber lasers from the acquisition of Mobius in 2013. The goodwill arising from the acquisition is deductible over 15 years for federal tax purposes.
The goodwill arising from purchase during 2015 of $64, largely reflected the expected synergies for the Company's high-power systems product line resulting from the 2015 purchase of a 76% ownership interest in RuchTech. The goodwill arising from the purchase is not deductible for federal tax purposes.
Intangible assets, subject to amortization, consisted of the following:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	December 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$6,641	$(4,573)	$2,068	6 Years	$6,641	$(4,221)	$2,420	6 Years
Customer relationships	3,325	(3,092)	233	5 Years	3,660	(3,308)	352	5 Years
Production know-how	6,672	(3,339)	3,333	8 Years	6,844	(2,630)	4,214	8 Years
Technology, trademark and tradename	8,247	(1,977)	6,270	8 Years	3,315	(1,074)	2,241	8 Years
	$24,885	$(12,981)	$11,904		$20,460	$(11,233)	$9,227
During the third quarter of 2014, the Company purchased certain intellectual property including patent and product design rights in the amount of $2,000.
In connection with the Company's purchase of a 76% ownership interest in Ruchtech during the first quarter of 2015, it recorded $6,298 of purchased technology intangibles which are included in the table above.
Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $2,274, $2,210 and $2,310, respectively.
The estimated future amortization expense for intangibles as of December 31, 2015 is as follows:

2016	2017	2018	2019	2020	Thereafter	Total
$2,377	$2,239	$2,175	$2,122	$1,374	$1,617	$11,904
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
14. INCOME TAXES
Income before the impact of income taxes for the years ended December 31 consisted of the following:

	2015	2014	2013
U.S.	$94,242	$72,800	$59,006
Foreign	247,375	211,674	159,295
Total	$341,617	$284,474	$218,301
The Company's provision for income taxes for the years ended December 31 consisted of the following:

	2015	2014	2013
Current:
Federal	$(30,334)	$(22,549)	$(19,285)
State	(6,616)	(2,823)	(2,617)
Foreign	(69,793)	(60,143)	(46,787)
Total current	$(106,743)	$(85,515)	$(68,689)
Deferred:
Federal	$6,303	$454	$3,834
State	312	27	203
Foreign	538	1,005	2,131
Total deferred	$7,153	$1,486	$6,168
Provision for income taxes	$(99,590)	$(84,029)	$(62,521)

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision for the years ended December 31, is as follows:

	2015	2014	2013
Tax at statutory rate	$(119,566)	$(99,867)	$(76,406)
Non-U.S. rate differential — net	15,931	14,590	10,761
State income taxes — net	(2,094)	(1,787)	(1,512)
Effect of changes in enacted tax rates on deferred tax assets and liabilities	(153)	(44)	186
Nondeductible stock compensation expense	(338)	(483)	(101)
Other nondeductible expenses	(1,039)	(2,063)	(1,666)
Federal and state tax credits	8,837	5,865	7,500
Change in reserves, including interest and penalties	(1,522)	(7)	(1,273)
Change in valuation allowance	(620)	—	—
Other — net	974	(233)	(10)
	$(99,590)	$(84,029)	$(62,521)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows:

	2015	2014	2013
Property, plant and equipment	$(8,031)	$(5,310)	$(2,230)
Inventory provisions	14,566	10,497	8,261
Allowances and accrued liabilities	2,590	1,570	3,634
Other tax credits	3,763	726	769
Deferred compensation	5,891	4,218	(434)
Net operating loss carryforwards	923	—	229
Valuation allowance	(678)	—	—
Net deferred tax assets	$19,024	$11,701	$10,229
It is the Company's practice and intention to reinvest the earnings of non-U.S. subsidiaries in those operations. Accordingly, it has not made any provision for additional U.S. or foreign withholding taxes with respect to repatriation of earnings of non-U.S. subsidiaries. At December 31, 2015 and 2014, the cumulative unremitted earnings that are reinvested in non-U.S. subsidiaries are approximately $734,000 and $522,000, respectively.
As of December 31, 2015, 2014 and 2013, the Company has state tax credit carry-forwards of $3,740, $1,225 and $2,074, respectively. The state tax credit carry-forwards begin expiring in 2018. In addition, 2014 includes for the Company net operating loss carry-forwards available for future periods of $2,509 related to deductions for stock-based compensation for its UK subsidiary. The UK net operating loss can be carry-forward indefinitely. These amounts are not included in deferred tax assets, because when these net operating loss and state tax credit carry-forwards are utilized they will be credited to additional paid-in capital.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2015	2014	2013
Balance at January 1	$6,494	$6,501	$5,392
Change in prior period positions	33	(795)	(505)
Additions for tax positions in current period	1,052	788	1,614
Balance at December 31	$7,579	$6,494	$6,501
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company's effective tax rate, if recognized.
Estimated penalties and interest related to the underpayment of income taxes are $437, $(192) and $374 for the years ended December 31, 2015, 2014 and 2013, respectively, and are included within the provision for income taxes. Total accrued

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

penalties and interest related to the underpayment of income taxes are $1,107 and $670 at December 31, 2015 and 2014, respectively.
The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. If realized, all of the Company's uncertain tax positions would affect its effective tax rate. Certain of the Company's uncertain tax positions are expected to settle within one year. Open tax years by major jurisdictions are:

• United States	2012 — 2015
• Germany	2011 — 2015
• Russia	2010 — 2015
The Company currently has an ongoing audit of its German subsidiary's tax filings for the years 2011-2013.
15. GEOGRAPHIC AND PRODUCT INFORMATION
The Company markets and sells its products throughout the world through both direct sales and distribution channels. The geographic sources of the Company's net sales based on billing addresses of its customers are as follows:

	Year Ended December 31,
	2015	2014	2013
United States and other North America	$131,525	$113,233	$116,935
Europe:
Germany	93,802	77,404	65,147
Other including Eastern Europe/CIS	189,123	173,018	140,279
Asia and Australia:
Japan	76,033	72,573	67,981
China	311,946	245,102	192,134
Other	95,494	85,426	64,346
Rest of World	3,342	3,076	1,212
Total	$901,265	$769,832	$648,034
Sales are derived from products for different applications: fiber lasers, diode lasers and diodes for materials processing, fiber lasers and amplifiers for advanced applications, fiber amplifiers for communications applications, and fiber lasers for medical applications. Net sales for these product lines are as follows:

	Year Ended December 31,
	2015	2014	2013
Materials Processing	$849,335	$731,274	$608,702
Other applications	51,931	38,558	39,332
Total	$901,265	$769,832	$648,034
One customer comprised 13% of net sales during the year ended December 31, 2015 and 11% of net sales during the years ended December 31, 2014 and 2013. The Company has historically depended on a few customers for a significant percentage of its annual net sales. The composition of this group can change from year to year. Net sales derived from the Company's five largest customers as a percentage of its annual net sales were 25%, 23% and 21% in 2015, 2014 and 2013, respectively.
The geographic locations of the Company's long-lived assets, net, based on physical location of the assets, as of December 31, 2015, 2014 and 2013, are as follows:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	December 31,
	2015	2014	2013
United States	$170,981	$155,428	$110,441
Germany	53,678	51,528	52,791
Russia	55,150	59,612	73,747
China	6,237	6,582	5,895
Other	12,045	12,507	13,480
	$298,091	$285,657	$256,354
Long lived assets include property, plant and equipment and demonstration equipment.
16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$198,960	$235,138	$243,541	$223,626
Gross profit	107,827	128,703	133,304	122,043
Net income attributable to IPG Photonics Corporation	57,359	61,299	62,792	60,704
Basic earnings per share	1.09	1.16	1.19	1.15
Diluted earnings per share	1.08	1.15	1.18	1.14

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$170,575	$192,204	$199,651	$207,402
Gross profit	89,284	104,227	109,090	113,917
Net income attributable to IPG Photonics Corporation	40,531	48,283	55,200	56,431
Basic earnings per share	0.78	0.93	1.06	1.08
Diluted earnings per share	0.77	0.92	1.05	1.07

EXHIBIT

Exhibit Number	Description
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

10.7
IPG Photonics Corporation 2006 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2015).

10.8
Amendment to the IPG Photonics Corporation 2006 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 27, 2015).

10.9	Non-Employee Directors Stock Plan, as amended April 2, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 8, 2010)

10.10
Amendment to the Non-Employee Directors Stock Plan, as amended (incorporated by reference to Exhibit to 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 22, 2014)

10.11	IPG Photonics Non-Employee Director Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 5, 2013)

10.12
Amendment to the IPG Photonics Corporation Non-Employee Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 14, 2015).

10.13
IPG Photonics Corporation Non-Employee Director Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2015).

10.14	Senior Executive Short-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-136521 filed with the Commission on August 11, 2006)

Exhibit Number	Description
10.15	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed with the Commission on May 13, 2008)

10.16	Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 15, 2009)

10.17
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

10.19
Form of Employment Agreement dated October 7, 2013 between the Registrant and each of Timothy P.V. Mammen, Angelo P. Lopresti and Alexander Ovtchinnikov, (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 15, 2013)

10.20
Form of Confidentiality, Non-Competition and Confirmatory Assignment Agreement between the Registrant and each of the named executive officers and certain other executive officers, (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on October 15, 2013)

10.21
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

10.25
Second Amendment to Loan Agreement, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.26
Revolving Credit Note Modification Agreement No. 1, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.27
Term Note Modification Agreement No. 1, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.28
Amended and Restated Loan Agreement between the Registrant and Bank of America, N.A., dated as of April 30, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2015).

10.29
Revolving Credit Note by the Registrant dated as of April 30, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2015).

10.30
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

Exhibit Number	Description
10.32	Enclosure 1 to Guarantee to Deutsche Bank AG dated June 26, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on June 29, 2012)

10.33
Amendment to Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated January 17, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 4, 2014)

10.34
Amendment to Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated June 25, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 1, 2014)

10.35
Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated August 7, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 14, 2014)

10.36
Guarantee of the Registrant to Deutsche Bank AG dated August 7, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on August 14, 2014)

10.37
Guarantee of IPG Laser GmbH to Deutsche Bank AG dated August 7, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on August 14, 2014)

10.38
Annex 1 to Guarantee of IPG Laser GmbH to Deutsche Bank AG dated August 11, 2014 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on August 14, 2014)

10.39
First Amendment to Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2015).

10.40
Annex 1 (1st Amendment) to Guarantee of IPG Laser GmbH to Deutsche Bank AG, dated October 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2015).

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