Form 10-Q
period 2016-03-31
IPG PHOTONICS CORP
filed 2016-05-09
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 8, 2016, there were 53,077,947 shares of the registrant's common stock issued and outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$613,692	$582,532
Short-term investments	126,273	106,584
Accounts receivable, net	146,505	150,479
Inventories	226,907	203,738
Prepaid income taxes	37,159	33,692
Prepaid expenses and other current assets	24,577	25,564
Deferred income taxes, net	22,526	20,346
Total current assets	1,197,639	1,122,935
DEFERRED INCOME TAXES, NET	11,889	9,386
GOODWILL	502	505
INTANGIBLE ASSETS, NET	11,066	11,904
PROPERTY, PLANT AND EQUIPMENT, NET	309,206	288,604
OTHER ASSETS	19,798	20,095
TOTAL	$1,550,100	$1,453,429
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving line-of-credit facilities	$—	$—
Current portion of long-term debt	2,000	2,000
Accounts payable	20,277	26,314
Accrued expenses and other liabilities	70,987	75,667
Deferred income taxes, net	3,751	3,190
Income taxes payable	53,656	37,809
Total current liabilities	150,671	144,980
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	35,264	30,117
LONG-TERM DEBT, NET OF CURRENT PORTION	17,167	17,667
Total liabilities	203,102	192,764
COMMITMENTS AND CONTINGENCIES (NOTE 12)
IPG PHOTONICS CORPORATION EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 52,966,460 shares issued and outstanding at March 31, 2016; 52,883,902 shares issued and outstanding at December 31, 2015	5	5
Additional paid-in capital	616,156	607,649
Retained earnings	882,682	833,356
Accumulated other comprehensive loss	(152,987)	(181,482)
Total IPG Photonics Corporation equity	1,345,856	1,259,528
NONCONTROLLING INTERESTS	1,142	1,137
Total equity	1,346,998	1,260,665
TOTAL	$1,550,100	$1,453,429
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
NET SALES	$207,248	$198,960
COST OF SALES	92,838	91,133
GROSS PROFIT	114,410	107,827
OPERATING EXPENSES:
Sales and marketing	8,034	7,549
Research and development	17,489	14,230
General and administrative	13,901	12,778
Loss (gain) on foreign exchange	4,967	(8,752)
Total operating expenses	44,391	25,805
OPERATING INCOME	70,019	82,022
OTHER INCOME (EXPENSE), Net:
Interest income (expense), net	192	(184)
Other income, net	7	85
Total other income (expense)	199	(99)
INCOME BEFORE PROVISION FOR INCOME TAXES	70,218	81,923
PROVISION FOR INCOME TAXES	(20,890)	(24,577)
NET INCOME	49,328	57,346
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2	(13)
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$49,326	$57,359
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$0.93	$1.09
Diluted	$0.92	$1.08
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	52,898	52,486
Diluted	53,621	53,267
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$49,328	$57,346
Other comprehensive income, net of tax:
Translation adjustments	28,495	(38,319)
Unrealized gain on derivatives	—	43
Total other comprehensive loss	28,495	(38,276)
Comprehensive income	77,823	19,070
Comprehensive income (loss) attributable to noncontrolling interest	5	(13)
Comprehensive income attributable to IPG Photonics Corporation	$77,818	$19,083
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,328	$57,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,394	9,743
Deferred income taxes	(2,741)	5,708
Stock-based compensation	4,959	4,127
Unrealized losses (gains) on foreign currency transactions	4,802	(5,415)
Other	175	50
Provisions for inventory, warranty & bad debt	8,927	8,017
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	8,140	(11,885)
Inventories	(19,365)	(13,898)
Prepaid expenses and other current assets	(178)	(723)
Accounts payable	(6,749)	(1,231)
Accrued expenses and other liabilities	(8,378)	(2,774)
Income and other taxes payable	14,583	7,716
Tax benefit from exercise of employee stock options	(904)	(4,773)
Net cash provided by operating activities	63,993	52,008
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property, plant and equipment	(24,960)	(14,027)
Proceeds from sales of property, plant and equipment	129	131
Purchases of short-term investments	(29,899)	—
Proceeds from short-term investments	10,000	—
Acquisition of businesses, net of cash acquired	—	(4,958)
Other	46	60
Net cash used in investing activities	(44,684)	(18,794)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	2,214	3,616
Payments on line-of-credit facilities	(2,223)	(5,488)
Principal payments on long-term borrowings	(500)	(833)
Exercise of employee stock options and issuances under employee stock purchase plan	2,644	4,409
Tax benefit from exercise of employee stock options	904	4,773
Net cash provided by financing activities	3,039	6,477
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	8,812	(20,367)
NET INCREASE IN CASH AND CASH EQUIVALENTS	31,160	19,324
CASH AND CASH EQUIVALENTS — Beginning of period	582,532	522,150
CASH AND CASH EQUIVALENTS — End of period	$613,692	$541,474
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$171	$293
Cash paid for income taxes	$11,955	$11,889
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$623	$634
Inventory transferred to machinery and equipment	$361	$284
Additions to property, plant and equipment included in accounts payable	$326	$549
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2016		2015
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	52,883,902	$5	52,369,688	$5
Exercise of stock options	82,558	—	250,740	—
Balance, end of period	52,966,460	5	52,620,428	5
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		607,649		567,617
Stock-based compensation		4,959		4,127
Exercise of stock options and related tax benefit from exercise		3,548		9,182
Balance, end of period		616,156		580,926
RETAINED EARNINGS
Balance, beginning of year		833,356		591,202
Net income attributable to IPG Photonics Corporation		49,326		57,359
Balance, end of period		882,682		648,561
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(181,482)		(112,263)
Translation adjustments		28,495		(38,319)
Change in unrealized gain on derivatives, net of tax		—		43
Balance, end of period		(152,987)		(150,539)
TOTAL IPG PHOTONICS CORPORATION EQUITY		$1,345,856		$1,078,953
NONCONTROLLING INTERESTS
Balance, beginning of year		1,137		—
NCI of acquired company		—		1,579
Net income (loss) attributable to NCI		2		(13)
Other comprehensive income (loss) attributable to NCI		3		—
Balance, end of period		1,142		1,566
TOTAL EQUITY		$1,346,998		$1,080,519
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by IPG Photonics Corporation, or "IPG", "its" or the "Company". Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.
In November 2015, the FASB issued amended guidance that clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as non-current amounts. The new guidance supersedes ASC 740-10-45-5 which required the valuation allowance for a particular tax jurisdiction be allocated between current and non-current deferred tax assets for that tax jurisdiction on a pro rata basis. The new standard will become effective for the Company's fiscal year beginning January 1, 2017. The Company is currently assessing the impact of this amended guidance and the timing of adoption.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09") "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and does not expect it to have a material impact on its financial statements upon adoption.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

3. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2016	2015
Components and raw materials	$81,922	$70,394
Work-in-process	39,648	43,259
Finished components and devices	105,337	90,085
Total	$226,907	$203,738
The Company recorded inventory provisions totaling $3,953 and $3,326 for the three months ended March 31, 2016 and 2015, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished components and devices.
4. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2016	2015
Accrued compensation	$26,437	$33,617
Customer deposits and deferred revenue	23,427	21,525
Current portion of accrued warranty	13,501	14,871
Other	7,622	5,654
Total	$70,987	$75,667
5. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	March 31,	December 31,
	2016	2015
Revolving line-of-credit facilities:
European overdraft facilities	$—	$—
Euro line-of-credit	—	—
U.S. line-of-credit	—	—
Total	$—	$—
Term debt:
Collateralized long-term note	$19,167	$19,667
Less: current portion	(2,000)	(2,000)
Total long-term debt	$17,167	$17,667
The U.S. and Euro lines-of-credit are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. At March 31, 2016 and December 31, 2015, there were no amounts drawn on the U.S. line-of-credit, and there were $110 and $2,828, respectively, of guarantees issued against the facility which reduces the amount of the facility to draw. At March 31, 2016 and December 31, 2015, there were no amounts drawn on the Euro line-of-credit, and there were $7,173 and $8,221, respectively, of guarantees issued against the facility which reduces the amount of the facility available to draw.
At March 31, 2016, the amount due on the collateralized long-term note was $19,167 of which $2,000 is the current portion. The note is secured by the Company's corporate aircraft. The interest rate on this note is fixed at 2.81% per annum and the note matures in October 2019, at which time the outstanding debt balance would be $12,000.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended March 31,
	2016	2015
Net income attributable to IPG Photonics Corporation	$49,326	$57,359
Weighted average shares	52,898	52,486
Dilutive effect of common stock equivalents	723	781
Diluted weighted average common shares	53,621	53,267
Basic net income attributable to IPG Photonics Corporation per share	$0.93	$1.09
Diluted net income attributable to IPG Photonics Corporation per share	$0.92	$1.08
For the three months ended March 31, 2016 and 2015, respectively, the computation of diluted weighted average common shares excludes common stock equivalents of 65,100 shares and 88,000 shares which includes restricted stock units ("RSUs") of 49,600 and 67,500 and performance stock units ("PSUs") of 15,000 and 0, because the effect would be anti-dilutive.
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
Cash flow hedges – The Company previously had a cash flow hedge which was an interest rate swap associated with a U.S. long-term note ("note"). The interest rate swap agreement terminated with the note, which matured in June 2015.
The derivative gains and losses in the consolidated statements of income related to the Company's interest rate swap contract was as follows:

	Three Months Ended March 31,
	2016	2015
Effective portion recognized in other comprehensive loss, pretax:
Interest rate swap	$—	$133
Effective portion reclassified from other comprehensive loss to interest expense, pretax:
Interest rate swap	$—	$(67)
Ineffective portion recognized in income:
Interest rate swap	$—	$—
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The carrying amounts of cash equivalents, short-term investments, accounts receivable, accounts payable, drawings on revolving lines of credit and the collateralized long-term note are considered reasonable estimates of their fair market value, due to the short maturity of these instruments or as a result of the competitive market interest rates, which have been negotiated.
The following table presents information about the Company's assets and liabilities measured at fair value:

		Fair Value Measurements at March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$368,725	$368,725	$—	$—
Short-term investments	126,217	126,217	—	—
Auction rate securities	1,138	—	—	1,138
Total assets	$496,080	$494,942	$—	$1,138
Liabilities
Collateralized long-term note	$19,167	$19,167	$—	$—
Contingent purchase consideration	21	—	—	21
Total liabilities	$19,188	$19,167	$—	$21

		Fair Value Measurements at December 31, 2015

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$214,232	$214,232	$—	$—
Short-term investments	106,375	106,375	—	—
Auction rate securities	1,136	—	—	1,136
Total assets	$321,743	$320,607	$—	$1,136
Liabilities
Collateralized long-term note	$19,667	$19,667	$—	$—
Contingent purchase consideration	20	—	—	20
Total liabilities	$19,687	$19,667	$—	$20
Short-term investments are measured and recorded at book value as unrealized gains or losses are not adjusted since they are considered held-to-maturity and consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year. The fair value of these investments as of March 31, 2016 and December 31, 2015 was $126,217 and $106,375, respectively, which represents an unrealized loss of $56 and $209, respectively, as compared to the $126,273 and $106,584, respectively recorded on the Consolidated Balance Sheets for the same periods.
The fair value of the auction rate securities considered prices observed in inactive secondary markets for the securities held by the Company.
The fair value of accrued contingent purchase consideration incurred was determined using an income approach at the acquisition date and reporting date. That approach is based on significant inputs that are not observable in the market. Key assumptions include assessing the probability of meeting certain milestones required to earn the contingent purchase consideration.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Auction Rate Securities
Balance, beginning of period	$1,136	$1,128
Change in fair value and accretion	2	2
Balance, end of period	$1,138	$1,130
Contingent Purchase Consideration
Balance, beginning of period	$20	$98
Change in fair value and currency fluctuations	1	(15)
Balance, end of period	$21	$83
9. GOODWILL AND INTANGIBLES
The carrying amount of goodwill was $502 and $505 on March 31, 2016 and December 31, 2015, respectively.
Intangible assets, subject to amortization, consisted of the following:

	March 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$6,641	$(4,661)	$1,980	6 Years	$6,641	$(4,573)	$2,068	6 Years
Customer relationships	3,437	(3,213)	224	5 Years	3,325	(3,092)	233	5 Years
Production know-how	6,734	(3,574)	3,160	8 Years	6,672	(3,339)	3,333	8 Years
Technology, trademark and tradename	7,900	(2,198)	5,702	8 Years	8,247	(1,977)	6,270	8 Years
	$24,712	$(13,646)	$11,066		$24,885	$(12,981)	$11,904
Amortization expense for the three months ended March 31, 2016 and 2015 was $543 and $512, respectively. The estimated future amortization expense for intangibles for the remainder of 2016 and subsequent years is as follows:

2016	2017	2018	2019	2020	Thereafter	Total
$1,837	$2,195	$2,130	$2,025	$1,324	$1,555	$11,066
10. PRODUCT WARRANTIES
The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the three months ended March 31, 2016 and 2015.

	2016	2015
Balance at January 1	$28,210	$19,272
Provision for warranty accrual	4,814	4,549
Warranty claims	(3,562)	(2,588)
Foreign currency translation	780	(1,437)
Balance at March 31	$30,242	$19,796
Accrued warranty reported in the accompanying consolidated financial statements as of March 31, 2016 and December 31, 2015 consisted of $13,501 and $14,871 in accrued expenses and other liabilities and $16,741 and $13,339 in other long-term liabilities, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

11. INCOME TAXES
The company had no changes in total unrecognized tax benefits from the years ended December 31, 2015 and 2014, which included balances of $7,579 and $6,494, respectively for the periods ended March 31, 2016 and 2015. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company's effective tax rate, if recognized.
12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business.
These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of March 31, 2016 and through the filing date of these Financial Statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements. The Company has settled the lawsuit filed against it in November 2015 in the United States District Court for the Eastern District of Texas for alleged patent infringement.

Subsequent to March 31, 2016, the Company entered into an agreement to purchase Menara Networks, Inc., a producer of enhanced optical transmission modules and systems for optical networks located in Dallas, Texas. The agreement calls for a cash purchase price of $46,750, subject to closing adjustments. The purchase is expected to close during the second quarter of 2016.

Also, subsequent to March 31, 2016, the Company entered into an agreement to purchase a building located in Marlborough, MA from a related party. The Company currently occupies a substantial portion of the building. The purchase price of the building, $23,750, is expected to be financed entirely with debt. The purchase is expected to close during the second quarter of 2016.

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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $4.0 million and $3.3 million for the three months ended March 31, 2016 and 2015, respectively, and $15.4 million, $11.3 million and $15.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 23% for the three months ended March 31, 2016 and 25%, 23% and 21% for the full years 2015, 2014 and 2013, respectively. None of our customers accounted for more than 10% of our net sales for the three months ended March 31, 2016. Our largest customer accounted for 12% of our net sales for the three months ended March 31, 2015. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015
Net sales. Net sales increased by $8.2 million, or 4.2%, to $207.2 million for the three months ended March 31, 2016 from $199.0 million for the three months ended March 31, 2015.

	Three Months Ended March 31,
	2016		2015		Change
		% of Total		% of Total
Materials processing	$198,207	95.6%	$192,003	96.5%	$6,204	3.2%
Other applications	9,041	4.4%	6,957	3.5%	2,084	30.0%
Total	$207,248	100.0%	$198,960	100.0%	$8,288	4.2%

	Three Months Ended March 31,
	2016		2015		Change
		% of Total		% of Total
High-Power Continuous Wave ("CW") Lasers	$118,220	57.0%	$114,316	57.5%	$3,904	3.4%
Medium-Power CW Lasers	22,608	10.9%	21,941	11.0%	667	3.0%
Low-Power CW Lasers	3,003	1.4%	3,484	1.8%	(481)	(13.8)%
Pulsed Lasers	28,625	13.8%	29,850	15.0%	(1,225)	(4.1)%
Quasi-Continuous Wave ("QCW") Lasers	8,600	4.1%	10,031	5.0%	(1,431)	(14.3)%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	26,192	12.6%	19,338	9.7%	6,854	35.4%
Total	$207,248	100.0%	$198,960	100.0%	$8,288	4.2%
Sales for materials processing applications increased primarily due to higher sales of high-power lasers, medium-power lasers and laser systems partially offset by a decrease in sales of low-power, pulsed and QCW lasers. High-power laser sales increased due to increased demand for cutting applications partially offset by a decline in automotive related welding applications. Medium-power laser sales increased due to increased sales for fine cutting applications. These increases were partially offset by a decrease in sales of pulsed lasers used for marking and engraving applications and QCW lasers used in welding and cutting applications.
Sales for other applications increased due to increased sales for advanced applications and telecom applications. The increase in sales for advanced applications was driven by government and aerospace applications and contributed to increased high-power laser sales and also increased sales of certain components included in other revenue detailed above. The increase in telecom sales was driven by an increase in amplifier sales used for last mile fiber access to the home applications that also contributed to the increase in other revenue detailed above.
Cost of sales and gross margin. Cost of sales increased by $1.7 million, or 1.9%, to $92.8 million for the three months ended March 31, 2016 from $91.1 million for the three months ended March 31, 2015. Our gross margin increased to 55.2% for the three months ended March 31, 2016 from 54.2% for the three months ended March 31, 2015. Gross margin increased due to improved absorption of manufacturing overhead as a result of higher levels of production and also due to the allocation of some diode costs to research and development expense that related to the development of of a new diode chip.
Sales and marketing expense. Sales and marketing expense increased by $0.5 million to $8.0 million for the three months ended March 31, 2016 from $7.5 million for the three months ended March 31, 2015, primarily as a result of an increase in personnel costs. As a percentage of sales, sales and marketing expense increased to 3.9% for the three months ended March 31, 2016 from 3.8% for three months ended March 31, 2015.
Research and development expense. Research and development expense increased by $3.3 million, or 22.9%, to $17.5 million for the three months ended March 31, 2016, compared to $14.2 million for the three months ended March 31, 2015, primarily as a result of an increase in personnel, stock-based compensation, premises, depreciation and materials used for research and development projects including the new diode chip mentioned above. Research and development continues to focus on improving existing products and components, developing new manufacturing processes and launching innovative new products in order to strengthen our technology lead and allow us to penetrate new markets. As a percentage of sales, research and development expense increased to 8.4% for the three months ended March 31, 2016 from 7.2% for the three months ended March 31, 2015.
General and administrative expense. General and administrative expense increased by $1.1 million, or 8.8%, to $13.9 million for the three months ended March 31, 2016 from $12.8 million for the three months ended March 31, 2015. This was primarily as a result of increased stock-based compensation, legal, fees and subscriptions, consultants, travel and other related operating expenses. As a percentage of sales, general and administrative expense increased to 6.7% for the three months ended March 31, 2016 from 6.4% for the three months ended March 31, 2015.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.89, Russian Ruble 63, Japanese Yen 119 and Chinese Yuan 6.15, respectively, we would have expected net sales to be $5.4 million higher, gross profit to be $2.8 million higher and total operating expenses would have been $1.1 million higher.

Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $5.0 million for the three months ended March 31, 2016 as compared to $8.8 million gain for the three months ended March 31, 2015. Foreign exchange losses for the three months ended March 31, 2016 were primarily attributable to the depreciation of the U.S. dollar compared to the Euro and Russian Ruble. Foreign exchange gains for the three months ended March 31, 2015 were primarily related to the appreciation of the U.S. Dollar compared to the Euro.
Interest income (expense), net. Interest income (expense), increased to $0.2 million of income for the three months ended March 31, 2016 from $0.2 million of expense for the three months ended March 31, 2015 as a result of higher yielding interest on investments.
Other income, net. Other income, remained relatively flat for the three months ended March 31, 2016 and 2015.
Provision for income taxes. Provision for income taxes was $20.9 million for the three months ended March 31, 2016 compared to $24.6 million for the three months ended March 31, 2015. The effective tax rates were 29.8% and 30.0% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the effective rate was primarily due to the mix of income earned in various tax jurisdictions and research and development tax credits. The legislation enabling research and development credits in the United States was permanently enacted at the end of 2015. As it was not permanently re-enacted until the end of the year, there was no benefit related to research and development credits for the three months ended March 31, 2015.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $8.0 million to $49.3 million for the three months ended March 31, 2016 compared to $57.4 million for the three months ended March 31, 2015. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 5.0 percentage points to 23.8% for the three months ended March 31, 2016 from 28.8% for the three months ended March 31, 2015 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of March 31, 2016 consisted of cash and cash equivalents of $613.7 million, short-term investments of $126.3 million, unused credit lines and overdraft facilities of $79.1 million and other working capital (excluding cash and cash equivalents and short-term investments) of $307.0 million. This compares to cash and cash equivalents of $582.5 million, short-term investments of $106.6 million, unused credit lines and overdraft facilities of $73.9 million and other working capital (excluding cash and cash equivalents and short-term investments) of $288.8 million as of December 31, 2015. The increase in cash and cash equivalents and short-term investments of $50.8 million from $689.1 million to $740.0 million relates primarily to cash provided by operating activities in the three months ended March 31, 2016 of $64.0 million and cash provided by financing activities of $3.0 million which was partially offset by cash used in investing activities of $44.7 million which mostly relate to capital expenditures.
Short-term investments consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year.
Our long-term debt consists of a remaining principal balance of $19.2 million on a note with a fixed interest rate of 2.81% per annum, which was issued in connection with the purchase of our company aircraft, $2.0 million of which is the current portion as of March 31, 2016. The note matures in October 2019, at which time the outstanding debt balance would be $12.0 million.
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

The following table details our line-of-credit facilities as of March 31, 2016:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $50.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2020	Unsecured
Euro Credit Facilities (Germany) (2)	Euro 30.0 million ($34.1 million)	Euribor plus 1.00% or EONIA 1.25%	July 2017	Unsecured, guaranteed by parent company and Germany subsidiary
Euro Overdraft Facilities (3)	Euro 2.0 million ($2.3 million)	1.0%-6.5%	October 2016	Common pool of assets of Italian subsidiary

(1)
This facility is available to certain foreign subsidiaries in their respective local currencies. At March 31, 2016, there were no drawings however, there were $0.1 million of guarantees issued against the facility which reduces the amount of the facility available to draw.

(2)
This facility is also available to certain foreign subsidiaries in their respective local currencies. At March 31, 2016, there were no drawings upon the facility, however, there were $7.2 million of guarantees issued against the facility which reduces the amount of the facility available to draw.

(3)	At March 31, 2016, there were no drawings upon the facilities.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $50.0 million and $34.1 million (or 30 million Euro as described above), respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is at least 1.5:1. Debt service is defined as required principal and interest payments during the period. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended March 31, 2016.
Operating activities. Net cash provided by operating activities increased by $12.0 million to $64.0 million for the three months ended March 31, 2016 from $52.0 million for the three months ended March 31, 2015. Net cash provided by operating activities is generally driven by cash provided by net income after adding back non-cash charges offset by continued growth in working capital to support the growth of the business. Our largest working capital items are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory which is primarily attributable to the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. Increases in cash flow from operating activities for the three months ended March 31, 2016 primarily resulted from:

•
A decrease in cash provided by net income after adding back non-cash charges of $2.8 million to $76.8 million in the three months ended March 31, 2016 as compared to $79.6 million in the same period in 2015 mainly resulting from the decrease in net income between the two periods;

•	A decrease in accounts receivable of $8.1 million in the three months ended March 31, 2016 as compared to an increase of $11.9 million in the same period in 2015; and

•	An increase in inventory of $19.4 million in the three months ended March 31, 2016 as compared to an increase of $13.9 million in the same period in 2015.
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
Investing activities. Net cash used in investing activities was $44.7 million and $18.8 million in the three months ended March 31, 2016 and 2015, respectively. The cash used in investing activities in 2016 related to $25.0 million for the construction of new buildings in the United States, Germany and Russia and the purchases of machinery and equipment and $19.9 million of net purchases of short-term investments. The cash used in investing activities in 2015 related to $14.0 million for the construction and purchase of new buildings in the United States, Germany and Russia, purchases of machinery and equipment and $5.0 million for the the purchase of a majority interest in a company.
We expect to incur between $100 million and $110 million in capital expenditures, excluding acquisitions in 2016, as we continue to upgrade facilities and equipment to add capacity worldwide to support anticipated revenue growth. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash provided by financing activities was $3.0 million and $6.5 million in the three months ended March 31, 2016 and 2015, respectively. The cash provided by financing activities in 2016 was primarily related the cash provided by the exercise of stock options and the related tax benefits of the exercises partially offset by the payments on our long-term borrowings and net payments of line-of-credit facilities. The cash provided by financing activities in 2015 was primarily related to the cash provided by the exercise of stock options and the related tax benefits of the exercises partially offset by the payments on our long-term borrowings and net payments of line-of-credit facilities.
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, "Business" and Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Recent Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.
In November 2015, the FASB issued amended guidance that clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as non-current amounts. The new guidance supersedes ASC 740-10-45-5 which required the valuation allowance for a particular tax jurisdiction be allocated between current and non-current deferred tax assets for that tax jurisdiction on a pro rata basis. The new standard will become effective for our fiscal year beginning January 1, 2017. We are currently assessing the impact of this amended guidance and the timing of adoption.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09") "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements and do not expect it to have a material impact on our financial statements upon adoption.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. Loss on foreign exchange transactions totaled $5.0 million for the three months ended March 31, 2016 and a gain of $8.8 million for the three months ended March 31, 2015. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if we expect a currency movement to be beneficial to us in the short or medium term, we have, on occasions, chosen not to hedge or otherwise off-set the underlying assets or liabilities. However, it is difficult to predict foreign currency movements accurately. At March 31, 2016, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The net U.S. Dollar denominated assets are comprised of cash, third party receivables, inter-company receivables and inter-company notes offset by third party and inter-company U.S. Dollar denominated payables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of March 31, 2016 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $5.4 million if the U.S. Dollar appreciated and a $5.4 million foreign exchange loss if the U.S. Dollar depreciated.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of March 31, 2016. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments to those proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2015, except that we have settled the lawsuit filed against us in November 2015 in the United States District Court for the Eastern District of Texas for alleged patent infringement.
ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 — January 31, 2016	—	(1)	$—	$—	$—
February 1, 2016 — February 29, 2016	—	(1)	—	—	—
March 1, 2016 — March 31, 2016	407	(1)	84.09	—	—
Total	407		$84.09	$—	$—

(1)
In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. The average prices listed in the above table are averages of the fair market prices at which we valued shares withheld for purposes of calculating the number of shares to be withheld in 2016.

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

IPG PHOTONICS CORPORATION

Date: May 9, 2016	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Senior Vice President and Chief Financial Officer (Principal Financial Officer)