Form 10-Q
period 2016-06-30
IPG PHOTONICS CORP
filed 2016-08-08
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of August 4, 2016, there were 53,152,883 shares of the registrant's common stock issued and outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$587,286	$582,532
Short-term investments	126,794	106,584
Accounts receivable, net	151,476	150,479
Inventories	241,282	203,738
Prepaid income taxes	32,890	33,692
Prepaid expenses and other current assets	33,042	25,564
Deferred income taxes, net	24,477	20,346
Total current assets	1,197,247	1,122,935
DEFERRED INCOME TAXES, NET	13,438	9,386
GOODWILL	20,461	505
INTANGIBLE ASSETS, NET	29,396	11,904
PROPERTY, PLANT AND EQUIPMENT, NET	350,432	288,604
OTHER ASSETS	18,333	20,095
TOTAL	$1,629,307	$1,453,429
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,188	$2,000
Accounts payable	20,414	26,314
Accrued expenses and other liabilities	80,534	75,667
Deferred income taxes, net	4,152	3,190
Income taxes payable	26,688	37,809
Total current liabilities	134,976	144,980
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	31,939	30,117
LONG-TERM DEBT, NET OF CURRENT PORTION	39,229	17,667
Total liabilities	206,144	192,764
COMMITMENTS AND CONTINGENCIES (NOTE 12)
IPG PHOTONICS CORPORATION EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 53,147,812 shares issued and outstanding at June 30, 2016; 52,883,902 shares issued and outstanding at December 31, 2015	5	5
Additional paid-in capital	629,694	607,649
Retained earnings	949,741	833,356
Accumulated other comprehensive loss	(156,451)	(181,482)
Total IPG Photonics Corporation equity	1,422,989	1,259,528
NONCONTROLLING INTERESTS	174	1,137
Total equity	1,423,163	1,260,665
TOTAL	$1,629,307	$1,453,429
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
NET SALES	$252,787	$235,138	$460,035	$434,098
COST OF SALES	115,084	106,435	207,921	197,568
GROSS PROFIT	137,703	128,703	252,114	236,530
OPERATING EXPENSES:
Sales and marketing	9,689	7,962	17,723	15,511
Research and development	18,412	15,114	35,901	29,344
General and administrative	16,151	15,017	30,052	27,795
(Gain) loss on foreign exchange	(1,556)	3,167	3,411	(5,585)
Total operating expenses	42,696	41,260	87,087	67,065
OPERATING INCOME	95,007	87,443	165,027	169,465
OTHER INCOME (EXPENSE), Net:
Interest income (expense), net	270	(112)	462	(296)
Other income, net	141	161	148	246
Total other income (expense)	411	49	610	(50)
INCOME BEFORE PROVISION FOR INCOME TAXES	95,418	87,492	165,637	169,415
PROVISION FOR INCOME TAXES	(28,387)	(26,248)	(49,277)	(50,825)
NET INCOME	67,031	61,244	116,360	118,590
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(27)	(55)	(25)	(68)
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$67,058	$61,299	$116,385	$118,658
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$1.26	$1.16	$2.20	$2.26
Diluted	$1.25	$1.15	$2.17	$2.22
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,065	52,657	52,981	52,572
Diluted	53,788	53,442	53,705	53,355
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$67,031	$61,244	$116,360	$118,590
Other comprehensive income, net of tax:
Translation adjustments	(3,615)	11,225	24,880	(27,094)
Unrealized gain on derivatives	151	52	151	95
Total other comprehensive loss	(3,464)	11,277	25,031	(26,999)
Comprehensive income	63,567	72,521	141,391	91,591
Comprehensive loss attributable to noncontrolling interest	(19)	(55)	(13)	(68)
Comprehensive income attributable to IPG Photonics Corporation	$63,586	$72,576	$141,404	$91,659
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,360	$118,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,653	20,176
Deferred income taxes	(9,268)	(2,118)
Stock-based compensation	10,436	8,862
Unrealized losses (gains) on foreign currency transactions	2,240	(3,412)
Other	294	95
Provisions for inventory, warranty & bad debt	20,459	18,804
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	2,885	(31,748)
Inventories	(34,668)	(33,211)
Prepaid expenses and other current assets	(652)	1,945
Accounts payable	(8,441)	4,422
Accrued expenses and other liabilities	(4,341)	(2,397)
Income and other taxes payable	(10,653)	7,067
Excess tax benefit from exercise of equity instruments	(3,030)	(5,665)
Net cash provided by operating activities	105,274	101,410
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property, plant and equipment	(70,863)	(32,606)
Proceeds from sales of property, plant and equipment	184	139
Purchases of short-term investments	(62,211)	—
Proceeds from short-term investments	41,720	—
Acquisition of businesses, net of cash acquired	(46,527)	(4,958)
Other	72	86
Net cash used in investing activities	(137,625)	(37,339)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	4,002	9,432
Payments on line-of-credit facilities	(4,002)	(10,209)
Purchase of noncontrolling interests	(950)	—
Proceeds on long-term borrowings	23,750	—
Principal payments on long-term borrowings	(1,000)	(12,333)
Exercise of employee stock options and issuances under employee stock purchase plan	8,579	9,574
Excess tax benefit from exercise of equity instruments	3,030	5,665
Net cash provided by financing activities	33,409	2,129
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	3,696	(16,842)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,754	49,358
CASH AND CASH EQUIVALENTS — Beginning of period	582,532	522,150
CASH AND CASH EQUIVALENTS — End of period	$587,286	$571,508
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$349	$533
Cash paid for income taxes	$66,478	$44,728
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$1,746	$1,479
Inventory transferred to machinery and equipment	$1,129	$1,072
Additions to property, plant and equipment included in accounts payable	$806	$406
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	2016		2015
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	52,883,902	$5	52,369,688	$5
Exercise of stock options	244,895	—	333,703	—
Common stock issued under employee stock purchase plan	19,015	—	17,623	—
Balance, end of period	53,147,812	5	52,721,014	5
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		607,649		567,617
Stock-based compensation		10,436		8,862
Exercise of stock options and related tax benefit from exercise		10,316		14,131
Common stock issued under employee stock purchase plan		1,293		1,108
Balance, end of period		629,694		591,718
RETAINED EARNINGS
Balance, beginning of year		833,356		591,202
Net income attributable to IPG Photonics Corporation		116,385		118,658
Balance, end of period		949,741		709,860
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(181,482)		(112,263)
Translation adjustments		24,880		(27,094)
Change in unrealized gain on derivatives, net of tax		151		95
Balance, end of period		(156,451)		(139,262)
TOTAL IPG PHOTONICS CORPORATION EQUITY		$1,422,989		$1,162,321
NONCONTROLLING INTERESTS (NCI)
Balance, beginning of year		1,137		—
Purchase of NCI		(950)		—
Attribution to NCI		—		1,579
Net loss attributable to NCI		(25)		(68)
Other comprehensive income (loss) attributable to NCI		12		(77)
Balance, end of period		174		1,434
TOTAL EQUITY		$1,423,163		$1,163,755
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The impact that the standard will have on the Company's consolidated financial statements will depend upon certain criteria including the timing of the exercise and release of equity instruments, the value realized upon exercise or release of equity instruments and the fair value of the equity instruments when they were granted. The excess tax benefit from the exercise of equity instruments was $3,030 and $5,665 for the six months ended June 30, 2016 and 2015, respectively.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have and does not expect it to have a material impact on its consolidated financial statements upon adoption.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have and does not expect it to have a material impact on its consolidated financial statements upon adoption.
In November 2015, the FASB issued amended guidance that clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as non-current amounts. The new guidance supersedes ASC 740-10-45-5 which required the deferred tax assets and liabilities for a particular tax jurisdiction be allocated between current and non-current deferred tax assets for that tax jurisdiction on a pro rata basis. The new standard will become effective for the Company's fiscal year beginning January 1, 2017. The Company has determined that the standard will not have a material impact on its consolidated financial statements upon adoption. Current deferred tax assets at June 30, 2016 and December 31, 2015 were $24,477 and $20,346, respectively. Current deferred tax liabilities at June 30, 2016 and December 31, 2015 were $4,152 and $3,190, respectively.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09") "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and does not expect it to have a material impact on its consolidated financial statements upon adoption.
3. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2016	2015
Components and raw materials	$89,686	$70,394
Work-in-process	35,353	43,259
Finished components and devices	116,243	90,085
Total	$241,282	$203,738
The Company recorded inventory provisions totaling $5,772 and $3,685 for the three months ended June 30, 2016 and 2015, respectively, and $9,725 and $7,011 for the six months ended June 30, 2016 and 2015, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished components and devices.
4. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2016	2015
Accrued compensation	$30,657	$33,617
Customer deposits and deferred revenue	25,927	21,525
Current portion of accrued warranty	13,971	14,871
Other	9,979	5,654
Total	$80,534	$75,667
5. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	June 30,	December 31,
	2016	2015
Revolving line-of-credit facilities:
European overdraft facilities	$—	$—
Euro line-of-credit	—	—
U.S. line-of-credit	—	—
Total	$—	$—
Term debt:
Long-term notes	$42,417	$19,667
Less: current portion	(3,188)	(2,000)
Total long-term debt	$39,229	$17,667
The U.S. and Euro lines-of-credit are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. At June 30, 2016 and December 31, 2015, there were no amounts drawn on the U.S. line-of-credit, and there were $84 and $2,828, respectively, of guarantees issued against the facility which reduces the amount of the facility to draw. At June 30, 2016 and December 31, 2015, there were no amounts drawn on the Euro line-of-credit, and there were $7,927 and $8,221, respectively, of guarantees issued against the facility which reduces the amount of the facility available to draw.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

At June 30, 2016, the amount due on the two long-term notes was $42,417 of which $3,188 is the current portion. During the second quarter of 2016, the Company financed the purchase of a building in Marlborough, Massachusetts with an unsecured note of $23,750. The interest on this unsecured long-term note is variable at 1.20% above the LIBOR rate and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding debt balance will be $15,438. The amount due on this unsecured long-term note as of June 30, 2016 was $23,750 of which $1,188 is the current portion. The Company has another note that is secured by the Company's corporate aircraft. The interest rate on this collateralized long-term note is fixed at 2.81% per annum and the collateralized long-term note matures in October 2019, at which time the outstanding debt balance will be $12,000. The amount due on this collateralized long-term note at June 30, 2016 was $18,667 of which $2,000 is the current portion.
6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to IPG Photonics Corporation	$67,058	$61,299	$116,385	$118,658
Weighted average shares	53,065	52,657	52,981	52,572
Dilutive effect of common stock equivalents	723	785	724	783
Diluted weighted average common shares	53,788	53,442	53,705	53,355
Basic net income attributable to IPG Photonics Corporation per share	$1.26	$1.16	$2.20	$2.26
Diluted net income attributable to IPG Photonics Corporation per share	$1.25	$1.15	$2.17	$2.22
For the three months ended June 30, 2016 and 2015, respectively, the computation of diluted weighted average common shares excludes common stock equivalents of 59,000 shares and 9,500 shares which includes restricted stock units ("RSUs") of 11,000 and 1,300 and performance stock units ("PSUs") of 0 and 4,400. It also excludes 95,100 and 52,300 shares, of which, includes RSUs of 31,300 and 41,700 and PSUs of 6,400 and 4,400 for the six months ended June 30, 2016 and 2015, respectively, because the effect would be anti-dilutive.
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
Cash flow hedges – The Company entered into a cash flow hedge which is an interest rape swap associated with a new long-term note issued during the second quarter of 2016 that will terminate with long-term note in May 2023. The Company previously had a cash flow hedge which was an interest rate swap associated with a U.S. long-term note which matured in June 2015. The fair value amounts in the consolidated balance sheet related to the interest rate swaps were:

Notional Amounts[1]		Other Assets		Other Long-Term Liabilities
June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
2016	2015	2016	2015	2016	2015
$23,750	$—	$239	$—	$—	$—
  (1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The derivative gains and losses in the consolidated statements of income related to the Company's interest rate swap contracts was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Effective portion recognized in other comprehensive loss, pretax:
Interest rate swap	$239	$171	$239	$304
Effective portion reclassified from other comprehensive loss to interest expense, pretax:
Interest rate swap	$—	$(86)	$—	$(153)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—	$—
8. FAIR VALUE MEASUREMENTS
The Company's financial instruments consist of cash equivalents, short-term investments, accounts receivable, auction rate securities, accounts payable, drawings on revolving lines of credit, long-term debt, contingent purchase consideration and interest rate swaps.
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
The carrying amounts of cash equivalents, short-term investments, accounts receivable, accounts payable, drawings on revolving lines of credit, the long-term notes and interest rate swaps are considered reasonable estimates of their fair market value, due to the short maturity of most of these instruments or as a result of the competitive market interest rates, which have been negotiated.
The following table presents information about the Company's assets and liabilities measured at fair value:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

		Fair Value Measurements at June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$320,110	$320,110	$—	$—
Short-term investments	126,759	126,759	—	—
Interest rate swap	239	—	239	—
Auction rate securities	1,140	—	—	1,140
Total assets	$448,248	$446,869	$239	$1,140
Liabilities
Collateralized long-term notes	$42,417	$42,417	$—	$—
Contingent purchase consideration	20	—	—	20
Total liabilities	$42,437	$42,417	$—	$20

		Fair Value Measurements at December 31, 2015

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$214,232	$214,232	$—	$—
Short-term investments	106,375	106,375	—	—
Auction rate securities	1,136	—	—	1,136
Total assets	$321,743	$320,607	$—	$1,136
Liabilities
Collateralized long-term notes	$19,667	$19,667	$—	$—
Contingent purchase consideration	20	—	—	20
Total liabilities	$19,687	$19,667	$—	$20
Short-term investments are recorded at book value. Unrealized gains or losses are not recorded since these investments are considered held-to-maturity and consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year. The fair value of these investments as of June 30, 2016 and December 31, 2015 was $126,759 and $106,375, respectively, which represents an unrealized loss of $35 and $209, respectively, as compared to the book value recorded on the Consolidated Balance Sheets for the same periods.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Auction Rate Securities
Balance, beginning of period	$1,138	$1,130	$1,136	$1,128
Change in fair value and accretion	2	2	4	4
Balance, end of period	$1,140	$1,132	$1,140	$1,132
Contingent Purchase Consideration
Balance, beginning of period	$21	$83	$20	$98
Change in fair value and currency fluctuations	(1)	(3)	—	(18)
Balance, end of period	$20	$80	$20	$80

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

9. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2016:

Amounts
Balance at January 1	$505
Foreign exchange adjustment	(3)
Total goodwill arising from acquisition	19,959
Balance at June 30	$20,461
Intangible assets, subject to amortization, consisted of the following:

	June 30, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$6,641	$(4,750)	$1,891	6 Years	$6,641	$(4,573)	$2,068	6 Years
Customer relationships	10,041	(3,278)	6,763	5 Years	3,325	(3,092)	233	5 Years
Production know-how	6,699	(3,751)	2,948	8 Years	6,672	(3,339)	3,333	8 Years
Technology, trademark and tradename	20,468	(2,674)	17,794	8 Years	8,247	(1,977)	6,270	8 Years
	$43,849	$(14,453)	$29,396		$24,885	$(12,981)	$11,904
During the second quarter of 2016, the Company acquired the working capital and long-term assets of Menara Networks, Inc. ("Menara"). Menara is located in Dallas, Texas. The Company paid $46,711 which represents the fair value of Menara on that date. As a result of the acquisition, the Company recorded intangible assets of $19,253 related to technology, tradename and customer relationships. Additionally, the Company recorded $19,959 of goodwill related to expected synergies for the Company's expansion of product offerings within the telecom market. The goodwill arising from this acquisition will not be deductible for tax purposes.

The purchase price allocations included in the Company's financial statements are not complete. They represent the preliminary fair value estimates as of June 30, 2016 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.
Amortization expense for the three months ended June 30, 2016 and 2015 was $901 and $608, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $1,444 and $1,120, respectively. The estimated future amortization expense for intangibles for the remainder of 2016 and subsequent years is as follows:

2016	2017	2018	2019	2020	Thereafter	Total
$2,622	$4,989	$4,924	$4,819	$4,185	$7,857	$29,396
10. PRODUCT WARRANTIES
The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the six months ended June 30, 2016 and 2015.

	2016	2015
Balance at January 1	$28,210	$19,272
Provision for warranty accrual	10,344	10,944
Warranty claims	(8,040)	(5,787)
Foreign currency translation	442	(1,107)
Balance at June 30	$30,956	$23,322

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Accrued warranty reported in the accompanying consolidated financial statements as of June 30, 2016 and December 31, 2015 consisted of $13,971 and $14,871 in accrued expenses and other liabilities and $16,985 and $13,339 in other long-term liabilities, respectively.
11. INCOME TAXES
The Company had total unrecognized tax benefits for the periods ended June 30, 2016 and 2015 of $7,579 and $6,494, respectively. There were no changes in these balances as compared to the years ended December 31, 2015 and 2014. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company's effective tax rate, if recognized.
12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business.
These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of June 30, 2016 and through the filing date of these Financial Statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.
13. RELATED PARTY TRANSACTIONS
During the three months ended June 30, 2016, the Company purchased an office building located in Marlborough, Massachusetts from a subsidiary of IP Fibre Devices (UK) Ltd. ("IPFD") for $23,750. The purchase price was based on the fair market value of the building determined using an independent appraisal. The appraisal was commissioned by the Governance Committee of the Board of Directors. The Company's Chief Executive Officer ("CEO") is the managing director of IPFD. The CEO and certain founding members of the Company, which include the Senior Vice President, Chief Technology Officer and the Senior Vice President, Europe and Managing Director of IPG Laser GmbH, own shares in IPFD which is a stockholder of the Company. The Company leased space in the building from the subsidiary of IPFD prior to purchasing it.

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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $5.8 million and $3.7 million for the three months ended June 30, 2016 and 2015, respectively, and $15.4 million, $11.3 million and $15.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 21% for the six months ended June 30, 2016 and 25%, 23% and 21% for the full years 2015, 2014 and 2013, respectively. None of our customers accounted for more than 10% of our net sales for the six months ended June 30, 2016. Our largest customer accounted for 13% of our net sales for the six months ended June 30, 2015. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015
Net sales. Net sales increased by $17.7 million, or 7.5%, to $252.8 million for the three months ended June 30, 2016 from $235.1 million for the three months ended June 30, 2015.

	Three Months Ended June 30,
	2016		2015		Change
		% of Total		% of Total
Materials processing	$239,056	94.6%	$224,486	95.5%	$14,570	6.5%
Other applications	13,731	5.4%	10,652	4.5%	3,079	28.9%
Total	$252,787	100.0%	$235,138	100.0%	$17,649	7.5%

	Three Months Ended June 30,
	2016		2015		Change
		% of Total		% of Total
High-Power Continuous Wave ("CW") Lasers	$141,406	55.9%	$131,825	56.1%	$9,581	7.3%
Medium-Power CW Lasers	27,121	10.7%	26,575	11.3%	546	2.1%
Low-Power CW Lasers	3,057	1.2%	3,746	1.6%	(689)	(18.4)%
Pulsed Lasers	36,632	14.5%	32,131	13.7%	4,501	14.0%
Quasi-Continuous Wave ("QCW") Lasers	16,225	6.4%	15,712	6.7%	513	3.3%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	28,346	11.2%	25,149	10.7%	3,197	12.7%
Total	$252,787	100.0%	$235,138	100.0%	$17,649	7.5%
Sales for materials processing applications increased due to an increase in sales of high-power lasers, medium-power lasers, pulsed lasers, QCW lasers and laser systems.

•
High-power laser sales increased due to higher demand for cutting, cladding, laser sintering and heat treatment and annealing applications. High-power lasers are continuing to displace CO2 lasers in cutting systems sold by our OEM customers. We are also seeing increased use of high-power lasers for deposition applications like cladding and laser sintering which is used in additive manufacturing. Our additive manufacturing OEM customers are producing systems using lasers with higher output powers in order to improve the speed with which parts are grown. The increase in heat treatment and annealing applications was due to a large order from one customer. These increases were offset by decreases in average selling prices for high-power lasers.

•
Medium-power laser sales increased due to higher sales for fine cutting and laser sintering applications. Medium power lasers are increasingly being used for fine material processing such as cutting thin metals in the consumer electronics industry as well as laser sintering in the 3D manufacturing industry. These increases were offset by decreases in average selling prices for medium-power lasers.

•
Pulsed laser sales increased due to higher demand for marking and engraving, ablation and cleaning applications. Marking and engraving applications are increasing due to increased demand in consumer electronics and packaging. Our high power pulsed lasers are being adopted for ablation and cleaning applications such as cleaning molds in addition to marking and engraving applications.

•	QCW laser sales increased due to higher demand for fine welding applications. QCW lasers are continuing to gain acceptance and displace YAG lasers in fine processing systems sold by our OEM customers.

•
The increase in laser system sales contributed to the increase in other revenue detailed above. Increased sales in laser systems are due to increased demand for customized laser system solutions as a result of the investments we have made to develop laser systems for various applications and in the sales and distribution network to support this product line.

Sales for other applications increased due to higher sales for advanced applications and telecom applications. The increase in sales for advanced applications was driven by government and aerospace applications and contributed to increased high-power laser sales and sales of certain components included in other revenue detailed above. The increase in telecom sales was driven by a $2.3 million of sales from the Menara acquisition and also an increase in amplifier sales used for last mile fiber access to the home applications that also contributed to the increase in other revenue detailed above. These sales increases were partially offset by a decrease in medical application sales which is the primary reason for the decrease in low-power lasers detailed above.
Cost of sales and gross margin. Cost of sales increased by $8.6 million, or 8.1%, to $115.1 million for the three months ended June 30, 2016 from $106.4 million for the three months ended June 30, 2015. Our gross margin decreased to 54.5% for the three months ended June 30, 2016 from 54.7% for the three months ended June 30, 2015. Gross margin decreased due to decrease in absorption of manufacturing costs in the quarter and increased provision for inventory reserves. These impacts were partially mitigated by decreases in the cost of internally manufactured components and increased manufacturing efficiency which have offset decreases in average selling prices. Gross margin also benefited from product mix including increased sales of high-power lasers with higher output powers, medium-power lasers and high-power pulsed lasers.
Sales and marketing expense. Sales and marketing expense increased by $1.7 million, or 3.8%, to $9.7 million for the three months ended June 30, 2016 from $8.0 million for the three months ended June 30, 2015, primarily as a result of an increase in personnel, trade fairs and exhibitions, depreciation and premises costs. As a percentage of sales, sales and marketing expense increased to 3.8% for the three months ended June 30, 2016 from 3.4% for three months ended June 30, 2015.
Research and development expense. Research and development expense increased by $3.3 million, or 21.8%, to $18.4 million for the three months ended June 30, 2016, compared to $15.1 million for the three months ended June 30, 2015, primarily as a result of an increase in personnel expense, stock-based compensation, cost of materials used for research and development projects and depreciation expense. These increased costs were partially offset by a decrease in the cost of outside contractors. Research and development continues to focus on developing new products including lasers at different wavelengths such as UV, green and mid-infrared lasers, new pulsed laser products such as high-power pulsed products and ultra-fast pulsed products, new laser based systems such as material processing systems, projection and display devices and medical devices and new accessories such as welding and cutting heads. In addition to new products R&D is focused on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields and achieving better electrical efficiency and higher output powers. As a percentage of sales, research and development expense increased to 7.3% for the three months ended June 30, 2016 from 6.4% for the three months ended June 30, 2015.
General and administrative expense. General and administrative expense increased by $1.1 million, or 7.6%, to $16.2 million for the three months ended June 30, 2016 from $15.0 million for the three months ended June 30, 2015. This was primarily as a result of increased stock-based compensation and legal, consulting and information technology costs partially offset by decreases in bad debt provision. As a percentage of sales, general and administrative expense was 6.4% for the three months ended June 30, 2016 and for the three months ended June 30, 2015.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.90, Russian Ruble 53, Japanese Yen 121 and Chinese Yuan 6.12, respectively, we would have expected net sales to be $3.2 million higher, gross profit to be $1.1 million higher and total operating expenses would have been $1.0 million higher.
(Gain) loss on foreign exchange. We incurred a foreign exchange gain of $1.6 million for the three months ended June 30, 2016 as compared to $3.2 million loss for the three months ended June 30, 2015. Foreign exchange gains for the three months ended June 30, 2016 were primarily attributable to the appreciation of the U.S. Dollar compared to the Euro and the appreciation of the Japanese Yen compared to the U.S. Dollar partially offset by the appreciation of the U.S. Dollar compared to the Russian Ruble and Chinese Yuan. Foreign exchange losses for the three months ended June 30, 2015 were primarily attributable to the appreciation of the Euro compared to the US Dollar.
Interest income (expense), net. Interest income (expense), increased to $0.3 million of income for the three months ended June 30, 2016 from $0.1 million of expense for the three months ended June 30, 2015 as a result of higher yielding interest on investments.
Other income, net. Other income, remained relatively flat for the three months ended June 30, 2016 and 2015.
Provision for income taxes. Provision for income taxes was $28.4 million for the three months ended June 30, 2016 compared to $26.2 million for the three months ended June 30, 2015. The effective tax rates were 29.8% and 30.0% for the three months ended June 30, 2016 and 2015, respectively. The decrease in the effective rate was primarily due to the mix of income earned in various tax jurisdictions and research and development tax credits. The legislation enabling research and development credits in the United States was permanently enacted at the end of 2015. As it was not permanently re-enacted until the end of the year, there was no benefit related to research and development credits for the three months ended June 30, 2015.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $5.8 million to $67.1 million for the three months ended June 30, 2016 compared to $61.3 million for the three months ended June 30, 2015. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 0.4 percentage points to 26.5% for the three months ended June 30, 2016 from 26.1% for the three months ended June 30, 2015 due to the factors described above.
Results of Operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Net sales. Net sales increased by $25.9 million, or 6.0%, to $460.0 million for the six months ended June 30, 2016 from $434.1 million for the six months ended June 30, 2015.

	Six Months Ended June 30,
	2016		2015		Change
		% of Total		% of Total
Materials processing	$437,263	95.0%	$416,489	95.9%	$20,774	5.0%
Other applications	22,772	5.0%	17,609	4.1%	5,163	29.3%
Total	$460,035	100.0%	$434,098	100.0%	$25,937	6.0%

	Six Months Ended June 30,
	2016		2015		Change
		% of Total		% of Total
High-Power CW Lasers	$259,626	56.4%	$246,142	56.7%	$13,484	5.5%
Medium-Power CW Lasers	49,727	10.8%	48,516	11.2%	1,211	2.5%
Low-Power CW Lasers	6,061	1.3%	7,230	1.7%	(1,169)	(16.2)%
Pulsed Lasers	65,258	14.2%	61,981	14.3%	3,277	5.3%
QCW Lasers	24,825	5.4%	25,742	5.9%	(917)	(3.6)%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	54,538	11.9%	44,487	10.2%	10,051	22.6%
Total	$460,035	100.0%	$434,098	100.0%	$25,937	6.0%
Sales for materials processing applications increased due to higher sales of high-power lasers, medium-power lasers, pulsed lasers, QCW lasers and laser systems.

•
High-power laser sales increased due to higher demand for cutting, cladding, laser sintering and heating and annealing applications partially offset by a decline in automotive related welding applications and decreases in average selling prices. High-power lasers are continuing to displace CO2 lasers in cutting systems sold by our OEM customers. We are also seeing increased use of high-power lasers for deposition applications like cladding and laser sintering which is used in additive manufacturing. Our additive manufacturing OEM customers are producing systems using lasers with higher output powers in order to improve the speed with which parts are grown. The increase in heat treatment and annealing applications was due to a large order from one customer.

•
Medium-power laser sales increased due to higher sales for sintering and fine cutting applications. Medium-power lasers are increasingly being used for fine material processing such as cutting thin metals in the consumer electronics industry as well as laser sintering for additive manufacturing. These increases were offset by decreases in average selling prices for medium-power lasers.

•
Pulsed laser sales increased due to higher demand for marking and engraving applications. Marking and engraving applications are increasing due to increased demand in consumer electronics and packaging and due to increased performance offered by our high-power pulsed products.

•	QCW lasers increased due to higher demand in metal welding applications. QCW lasers are continuing gain acceptance and displace YAG lasers in fine processing systems sold by our OEM customers.

•
The increase in laser system sales contributed to the increase in other revenue detailed above. Increased sales in laser systems are due to increased demand for customized laser system solutions as a result of the investments we have made to develop laser systems for various applications and in the sales and distribution network to support this product line.

Sales for other applications increased due to higher sales for advanced applications and telecom applications. The increase in sales for advanced applications was driven by government and aerospace applications and contributed to increased high-power laser sales and sales of certain components included in other revenue detailed above. The increase in telecom sales was driven by a $2.3 million impact from the Menara acquisition and also an increase in amplifier sales used for last mile fiber access to the home applications that also contributed to the increase in other revenue detailed above. These sales increases were partially offset by a decrease in medical application sales which is also the primary reason for the decrease in low-power lasers detailed above.
Cost of sales and gross margin. Cost of sales increased by $10.3 million, or 5.2%, to $207.9 million for the six months ended June 30, 2016 from $197.6 million for the six months ended June 30, 2015. Our gross margin increased to 54.8% from 54.5% for the six months ended June 30, 2016 and 2015, respectively. Gross margin increased due to decreases in the cost of internally manufactured components and increased manufacturing efficiency which have offset decreases in average selling prices. Gross margin also benefited from product mix including increased sales of high-power lasers with higher output powers, medium-power lasers and high-power pulsed lasers. These benefits were partially offset by a decrease in absorption of manufacturing costs in the period and increased provision for inventory reserves.
Sales and marketing expense. Sales and marketing expense increased by $2.2 million, or 14.3%, to $17.7 million for the six months ended June 30, 2016 from $15.5 million for the six months ended June 30, 2015, primarily as a result of increases in personnel, stock-based compensation, trade show and exhibitions cost and premises cost As a percentage of sales, sales and marketing expense increased to 3.9% for the six months ended June 30, 2016 from 3.6% for the six months ended June 30, 2015.
Research and development expense. Research and development expense increased by $6.6 million, or 22.3%, to $35.9 million for the six months ended June 30, 2016, compared to $29.3 million for the six months ended June 30, 2015, primarily as a result of an increase in personnel, stock-based compensation, premises, depreciation and materials used for research and development. These increases were partially offset by decreased expenses related to outside research and development contracts. Research and development continues to focus on developing new products including lasers at different wavelengths such as UV, green and mid-infrared lasers, new pulsed laser products such as high-power pulsed products and ultra-fast pulsed products, new laser based systems such as material processing systems, projection and display devices and medical devices and new accessories such as welding and cutting heads. In addition to new products R&D is focused on enhancing the performance of our internally manufactured components, refining production processes to improve manufacturing yields and achieving better electrical efficiency and higher output powers. As a percentage of sales, research and development expense increased to 7.8% for the six months ended June 30, 2016 from 6.8% for the six months ended June 30, 2015.
General and administrative expense. General and administrative expense increased by $2.3 million, or 8.1%, to $30.1 million for the six months ended June 30, 2016 from $27.8 million for the six months ended June 30, 2015, primarily as a result of increased personnel, stock-based compensation and legal and consulting costs. As a percentage of sales, general and administrative expense increased to 6.5% for the six months ended June 30, 2016 from 6.4% for the six months ended June 30, 2015.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.90, Russian Ruble 58, Japanese Yen 120 and Chinese Yuan 6.14, respectively, we would have expected net sales for the six months ended June 30, 2016 to be $8.6 million higher, gross profit to be $3.9 million higher and total operating expenses would have been $2.0 million higher.
(Gain) loss on foreign exchange. We incurred a foreign exchange loss of $3.4 million for the six months ended June 30, 2016 as compared to a $5.6 million gain for the six months ended June 30, 2015. The loss for the six months ended June 30, 2016 was primarily attributable to the appreciation of the Euro compared to the U.S. Dollar partially offset by the appreciation of the U.S. Dollar compared to the Russian Ruble and Chinese Yuan. The gain for the six months ended June 30, 2015 was primarily attributable to the appreciation of the U.S. Dollar compared to the Euro.
Interest income (expense), net. Interest income (expense), increased to $0.5 million of income for the six months ended June 30, 2016 from $0.3 million of expense for the six months ended June 30, 2015 as a result of higher yielding interest on investments.
Other income, net. Other income, net decreased to $0.1 million of income for the six months ended June 30, 2016 compared to approximately $0.2 million of income for the six months ended June 30, 2015.
Provision for income taxes. Provision for income taxes was $49.3 million for the six months ended June 30, 2016 compared to $50.8 million for the six months ended June 30, 2015, representing an effective tax rate of 29.8% and 30.0% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the effective rate was primarily due to the mix of income earned in various tax jurisdictions and research and development tax credits. The legislation enabling research and development credits in the United States was permanently enacted at the end of 2015. As it was not permanently re-enacted until the end of the year, there was no benefit related to research and development credits for the six months ended June 30, 2015.

Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $2.3 million to $116.4 million, or 1.9% for the six months ended June 30, 2016 compared to $118.7 million for the six months ended June 30, 2015. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 2.0 percentage points to 25.3% for the six months ended June 30, 2016 from 27.3% for the six months ended June 30, 2015 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of June 30, 2016 consisted of cash and cash equivalents of $587.3 million, short-term investments of $126.8 million, unused credit lines and overdraft facilities of $77.5 million and other working capital (excluding cash and cash equivalents and short-term investments) of $348.2 million. This compares to cash and cash equivalents of $582.5 million, short-term investments of $106.6 million, unused credit lines and overdraft facilities of $73.9 million and other working capital (excluding cash and cash equivalents and short-term investments) of $288.8 million as of December 31, 2015. The increase in cash and cash equivalents of $4.8 million relates primarily to cash provided by operating activities in the six months ended June 30, 2016 of $105.3 million, cash provided by financing activities of $33.4 million and effect of exchange rates on cash of $3.7 million which was partially offset by cash used in investing activities of $137.6 million which related to capital expenditures, acquisition of Menara Networks and increases in short-term investments.
Short-term investments consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year.
Our long-term debt consists of two long-term notes totaling $42.4 million of which $3.2 million is the current portion. During the second quarter of 2016, we financed the purchase of a building in Marlborough, Massachusetts with an unsecured note of $23.8 million. The interest on this unsecured long-term note is variable at 1.20% above the LIBOR rate and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding debt balance will be $15.4 million. The amount due on this unsecured long-term note as of June 30, 2016 was $23.8 million of which $1.2 million is the current portion. The Company has another note that is secured by the Company's corporate aircraft. The interest rate on this collateralized long-term note is fixed at 2.81% per annum and the collateralized long-term note matures in October 2019, at which time the outstanding debt balance will be $12.0 million. The amount due on this collateralized long-term note at June 30, 2016 was $18.7 million of which $2.0 million is the current portion.
We believe that our existing cash and marketable securities, our cash flows from operations and our existing lines of credit provides us with the financial flexibility to meet our liquidity and capital needs and to complete potential acquisitions of businesses and technologies. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of economic environment on our sales levels, the timing and extent of spending to support development efforts, the expansion of the global sales and marketing activities, government regulation including trade sanctions, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products.
The following table details our line-of-credit facilities as of June 30, 2016:

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

(1)
This facility is available to certain foreign subsidiaries in their respective local currencies. At June 30, 2016, there were no drawings however, there were $0.1 million of guarantees issued against the facility which reduces the amount of the facility available to draw.

(2)
This facility is also available to certain foreign subsidiaries in their respective local currencies. At June 30, 2016, there were no drawings however, there were $7.9 million of guarantees issued against the facility which reduces the amount of the facility available to draw.

(3)	At June 30, 2016, there were no drawings.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $50.0 million and $33.3 million (or 30 million Euro as described above), respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is at least 1.5:1. Debt service is defined as required principal and interest payments during the period. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended June 30, 2016.
Operating activities. Net cash provided by operating activities increased by $3.9 million to $105.3 million for the six months ended June 30, 2016 from $101.4 million for the six months ended June 30, 2015. Net cash provided by operating activities is generally driven by cash provided by net income after adding back non-cash charges offset by continued growth in working capital to support the growth of the business. Our largest working capital items are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory. The relatively high level of investment in inventory is primarily attributable to the amount of value added internally which is primarily due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. Increases in cash flow from operating activities for the six months ended June 30, 2016 primarily resulted from:

•
An increase in cash provided by net income after adding back non-cash charges of $3.2 million to $164.2 million in the six months ended June 30, 2016 as compared to $161.0 million in the same period in 2015 mainly resulting from an increase in depreciation and amortization and stock-based compensation which was partially offset by a decrease in net income and changes in deferred income taxes between the two periods;

•	A decrease in accounts receivable of $2.9 million in the six months ended June 30, 2016 as compared to an increase of $31.7 million in the same period in 2015; partially offset by

•	An increase in inventory of $34.7 million in the six months ended June 30, 2016 as compared to an increase of $33.2 million in the same period in 2015.
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
Investing activities. Net cash used in investing activities was $137.6 million and $37.3 million in the six months ended June 30, 2016 and 2015, respectively. The cash used in investing activities in 2016 related to $70.9 million for the construction of new buildings in the United States, Germany and Russia, purchases of machinery and equipment and the purchase of a building in Marlborough, MA. Additionally, cash used for investing activities in the six months ended June 30, 2016 included $46.5 million for the purchase of Menara Networks, net of cash acquired and $20.5 million of net purchases of short-term investments. The cash used in investing activities in 2015 related to $32.6 million for the construction and purchase of new buildings in the United States, Germany and Russia, purchases of machinery and equipment and $5.0 million for the the purchase of a majority interest in a company.
We expect to incur between $100 million and $110 million in capital expenditures, excluding acquisitions, in 2016, as we continue to upgrade facilities and equipment to add capacity worldwide to support anticipated revenue growth. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.

Financing activities. Net cash provided by financing activities was $33.4 million and $2.1 million in the six months ended June 30, 2016 and 2015, respectively. The cash provided by financing activities in 2016 was primarily related to proceeds of $23.8 million from financing related to the purchase of a building in Marlborough, MA, as well as cash provided by the exercise of stock options, sales of shares under our employee stock purchase plan and the related tax benefits of the exercises partially offset by the payments on our long-term borrowings and net payments of line-of-credit facilities. The cash provided by financing activities in 2015 was primarily related to the cash provided by the exercise of stock options, sales of shares under our employee stock purchase plan and the related tax benefits of the exercises partially offset by the payments on our long-term borrowings and net payments of line-of-credit facilities.
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
Recent Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The impact that the standard will have on our consolidated financial statements will depend upon certain criteria including the timing of the exercise and release of equity instruments, the value realized upon exercise or release of equity instruments and the fair value of the equity instruments when they were granted. The excess tax benefit from the exercise of equity instruments was $3.0 million and $5.7 million for the six months ended June 30, 2016 and 2015, respectively.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that the standard will have and do not expect it to have a material impact on our consolidated financial statements upon adoption.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. We are currently evaluating the impact that the standard will have and do not expect it to have a material impact on our consolidated financial statements upon adoption.
In November 2015, the FASB issued amended guidance that clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as non-current amounts. The new guidance supersedes ASC 740-10-45-5 which required the deferred tax assets and liabilities for a particular tax jurisdiction be allocated between current and non-current deferred tax assets for that tax jurisdiction on a pro rata basis. The new standard will become effective for our fiscal year beginning January 1, 2017. We have determined that the standard will not have a material impact on our consolidated financial statements upon adoption. Current deferred tax assets at June 30, 2016 and December 31, 2015 were $24.5 million and $20.3 million, respectively. Current deferred tax liabilities at June 30, 2016 and December 31, 2015 were $4.2 million and $3.2 million, respectively.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09") "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements and do not expect it to have a material impact on our consolidated financial statements upon adoption.
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
We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. Our interest obligations on our long-term debt are fixed either by the underlying agreement or by means of an interest rate swap agreement. Although our U.S. revolving line of credit and our Euro credit facility have variable rates, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. Gain on foreign exchange transactions totaled $1.6 million for the three months ended June 30, 2016 and a loss of $3.2 million for the three months ended June 30, 2015. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if we expect a currency movement to be beneficial to us in the short or medium term, we have, on occasions, chosen not to hedge or otherwise off-set the underlying assets or liabilities. However, it is difficult to predict foreign currency movements accurately. At June 30, 2016, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The net U.S. Dollar denominated assets are comprised of cash, third party receivables, inter-company receivables and inter-company notes offset by third party and inter-company U.S. Dollar denominated payables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of June 30, 2016 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $8.7 million if the U.S. Dollar appreciated and a $8.7 million foreign exchange loss if the U.S. Dollar depreciated.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of June 30, 2016. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 — January 31, 2016	—	(1)	$—	$—	$—
February 1, 2016 — February 29, 2016	—	(1)	—	—	—
March 1, 2016 — March 31, 2016	407	(1)	84.09	—	—
April 1, 2016 — April 30, 2016	1,316	(1)	96.08	—	—
May 1, 2016 — May 31, 2016	—	(1)	—	—	—
June 1, 2016 — June 30, 2016	1,460	(1)	80.00	—	—
Total	3,183		$87.17	$—	$—

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

IPG PHOTONICS CORPORATION

Date: August 8, 2016	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Senior Vice President and Chief Financial Officer (Principal Financial Officer)