Form 10-Q
period 2016-09-30
IPG PHOTONICS CORP
filed 2016-11-02
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 1, 2016, there were 53,107,342 shares of the registrant's common stock issued and outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$645,558	$582,532
Short-term investments	126,970	106,584
Accounts receivable, net	162,725	150,479
Inventories	242,370	203,738
Prepaid income taxes	35,342	33,692
Prepaid expenses and other current assets	38,913	25,564
Deferred income taxes, net	24,620	20,346
Total current assets	1,276,498	1,122,935
DEFERRED INCOME TAXES, NET	15,371	9,386
GOODWILL	20,142	505
INTANGIBLE ASSETS, NET	28,372	11,904
PROPERTY, PLANT AND EQUIPMENT, NET	367,474	288,604
OTHER ASSETS	19,441	20,095
TOTAL	$1,727,298	$1,453,429
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,188	$2,000
Accounts payable	17,899	26,314
Accrued expenses and other liabilities	96,376	75,667
Deferred income taxes, net	4,047	3,190
Income taxes payable	34,117	37,809
Total current liabilities	155,627	144,980
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	30,223	30,117
LONG-TERM DEBT, NET OF CURRENT PORTION	38,432	17,667
Total liabilities	224,282	192,764
COMMITMENTS AND CONTINGENCIES (NOTE 12)
IPG PHOTONICS CORPORATION EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 53,171,115 shares issued and 53,129,315 shares outstanding at September 30, 2016; 52,883,902 shares issued and outstanding at December 31, 2015	5	5
Treasury stock, at cost (41,800 and 0 shares held)	(3,483)	—
Additional paid-in capital	635,778	607,649
Retained earnings	1,018,976	833,356
Accumulated other comprehensive loss	(148,430)	(181,482)
Total IPG Photonics Corporation equity	1,502,846	1,259,528
NONCONTROLLING INTERESTS	170	1,137
Total equity	1,503,016	1,260,665
TOTAL	$1,727,298	$1,453,429
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
NET SALES	$266,017	$243,541	$726,052	$677,639
COST OF SALES	121,226	110,237	329,147	307,805
GROSS PROFIT	144,791	133,304	396,905	369,834
OPERATING EXPENSES:
Sales and marketing	10,460	7,717	28,183	23,228
Research and development	20,543	16,221	56,444	45,565
General and administrative	16,797	14,679	46,849	42,474
Loss (gain) on foreign exchange	2,905	5,125	6,316	(460)
Total operating expenses	50,705	43,742	137,792	110,807
OPERATING INCOME	94,086	89,562	259,113	259,027
OTHER INCOME (EXPENSE), Net:
Interest income (expense), net	373	(40)	835	(335)
Other income, net	194	132	342	378
Total other income (expense)	567	92	1,177	43
INCOME BEFORE PROVISION FOR INCOME TAXES	94,653	89,654	260,290	259,070
PROVISION FOR INCOME TAXES	(25,426)	(26,897)	(74,703)	(77,721)
NET INCOME	69,227	62,757	185,587	181,349
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(8)	(34)	(33)	(101)
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$69,235	$62,791	$185,620	$181,450
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$1.30	$1.19	$3.50	$3.45
Diluted	$1.29	$1.18	$3.45	$3.40
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,071	52,675	53,039	52,628
Diluted	53,761	53,392	53,752	53,390
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$69,227	$62,757	$185,587	$181,349
Other comprehensive income, net of tax:
Translation adjustments	8,068	(16,540)	32,948	(43,634)
Unrealized (loss) gain on derivatives	(47)	—	104	95
Total other comprehensive loss	8,021	(16,540)	33,052	(43,539)
Comprehensive income	77,248	46,217	218,639	137,810
Comprehensive loss attributable to noncontrolling interest	(4)	(285)	(17)	(351)
Comprehensive income attributable to IPG Photonics Corporation	$77,252	$46,502	$218,656	$138,161
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185,587	$181,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,646	31,079
Deferred income taxes	(12,054)	(7,144)
Stock-based compensation	16,099	13,875
Unrealized losses (gains) on foreign currency transactions	6,044	(3,893)
Other	193	191
Provisions for inventory, warranty & bad debt	33,506	29,414
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(10,853)	(20,004)
Inventories	(42,814)	(52,172)
Prepaid expenses and other current assets	(4,102)	2,062
Accounts payable	(9,816)	4,519
Accrued expenses and other liabilities	3,848	3,656
Income and other taxes payable	(7,439)	17,501
Excess tax benefit from exercise of equity instruments	(2,844)	(5,822)
Net cash provided by operating activities	193,001	194,611
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property, plant and equipment	(100,047)	(50,759)
Proceeds from sales of property, plant and equipment	220	231
Purchases of short-term investments	(179,374)	—
Proceeds from short-term investments	158,808	—
Acquisition of businesses, net of cash acquired	(46,527)	(4,958)
Other	16	63
Net cash used in investing activities	(166,904)	(55,423)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	6,030	7,506
Payments on line-of-credit facilities	(6,030)	(9,780)
Purchase of noncontrolling interests	(950)	—
Proceeds on long-term borrowings	23,750	—
Principal payments on long-term borrowings	(1,797)	(12,833)
Exercise of employee stock options and issuances under employee stock purchase plan	9,186	10,489
Excess tax benefit from exercise of equity instruments	2,844	5,822
Purchase of treasury stock, at cost	(3,483)	—
Net cash provided by financing activities	29,550	1,204
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	7,379	(11,322)
NET INCREASE IN CASH AND CASH EQUIVALENTS	63,026	129,070
CASH AND CASH EQUIVALENTS — Beginning of period	582,532	522,150
CASH AND CASH EQUIVALENTS — End of period	$645,558	$651,220
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$623	$688
Cash paid for income taxes	$92,539	$65,376
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$2,916	$1,995
Inventory transferred to machinery and equipment	$4,056	$2,371
Reductions to property, plant and equipment included in accounts payable	$(430)	$(178)
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2016		2015
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	52,883,902	$5	52,369,688	$5
Exercise of stock options	268,198	—	392,913	—
Common stock issued under employee stock purchase plan	19,015	—	17,623	—
Purchased common stock	(41,800)	—	—	—
Balance, end of period	53,129,315	5	52,780,224	5
TREASURY STOCK
Balance, beginning of year	—	—	—	—
Purchased treasury stock	(41,800)	(3,483)	—	—
Balance, end of period	(41,800)	(3,483)	—	—
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		607,649		567,617
Stock-based compensation		16,099		13,875
Exercise of stock options and related tax benefit from exercise		10,737		15,203
Common stock issued under employee stock purchase plan		1,293		1,108
Balance, end of period		635,778		597,803
RETAINED EARNINGS
Balance, beginning of year		833,356		591,202
Net income attributable to IPG Photonics Corporation		185,620		181,450
Balance, end of period		1,018,976		772,652
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(181,482)		(112,263)
Translation adjustments		32,948		(43,634)
Change in unrealized gain on derivatives, net of tax		104		95
Balance, end of period		(148,430)		(155,802)
TOTAL IPG PHOTONICS CORPORATION EQUITY		$1,502,846		$1,214,658
NONCONTROLLING INTERESTS (NCI)
Balance, beginning of year		1,137		—
Purchase of NCI		(950)		—
Attribution to NCI		—		1,579
Net loss attributable to NCI		(33)		(101)
Other comprehensive income (loss) attributable to NCI		16		(250)
Balance, end of period		170		1,228
TOTAL EQUITY		$1,503,016		$1,215,886
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The impact that the standard will have on the Company's consolidated financial statements will depend upon certain criteria including the timing of the exercise and release of equity instruments, the value realized upon exercise or release of equity instruments and the fair value of the equity instruments when they were granted. The excess tax benefit from the exercise of equity instruments was $2,844 and $5,822 for the nine months ended September 30, 2016 and 2015, respectively.
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
In November 2015, the FASB issued amended guidance that clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as non-current amounts. The new guidance supersedes ASC 740-10-45-5 which required the deferred tax assets and liabilities for a particular tax jurisdiction be allocated between current and non-current deferred tax assets for that tax jurisdiction on the basis of the financial accounting classification of the related asset or liability for which the temporary difference existed. The new standard will become effective for the Company's fiscal year beginning January 1, 2017. The Company has determined that the standard will not have a material impact on its consolidated financial statements upon adoption. Current deferred tax assets at September 30, 2016 and December 31, 2015 were $24,620 and $20,346, respectively. Current deferred tax liabilities at September 30, 2016 and December 31, 2015 were $4,047 and $3,190, respectively.
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
3. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2016	2015
Components and raw materials	$99,251	$70,394
Work-in-process	29,316	43,259
Finished components and devices	113,803	90,085
Total	$242,370	$203,738
The Company recorded inventory provisions totaling $6,518 and $4,336 for the three months ended September 30, 2016 and 2015, respectively, and $16,243 and $11,347 for the nine months ended September 30, 2016 and 2015, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished components and devices.
4. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2016	2015
Accrued compensation	$39,164	$33,617
Customer deposits and deferred revenue	32,725	21,525
Current portion of accrued warranty	14,686	14,871
Other	9,801	5,654
Total	$96,376	$75,667
5. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	September 30,	December 31,
	2016	2015
Revolving line-of-credit facilities:
European overdraft facilities	$—	$—
Euro line-of-credit	—	—
U.S. line-of-credit	—	—
Total	$—	$—
Term debt:
Long-term notes	$41,620	$19,667
Less: current portion	(3,188)	(2,000)
Total long-term debt	$38,432	$17,667
The U.S. and Euro lines-of-credit are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. At September 30, 2016 and December 31, 2015, there were no amounts drawn on the U.S. line-of-credit, and there were $225 and $2,828, respectively, of guarantees issued against the facility which reduces the amount of the facility available to draw. At September 30, 2016 and December 31, 2015, there were no amounts drawn on the Euro line-of-credit, and there were $7,985 and $8,221, respectively, of guarantees issued against the facility which reduces the amount of the facility available to draw.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

At September 30, 2016, the amount due on the two long-term notes was $41,620 of which $3,188 is the current portion. The company has an unsecured note of $23,453 of which $1,188 is the current portion. The interest on this unsecured note is variable at 1.20% above the LIBOR rate and is fixed using an interest rate swap at 2.85% per annum. The unsecured note matures in May 2023, at which time the outstanding debt balance will be $15,438. The Company has another note that is secured by the Company's corporate aircraft of $18,167 of which $2,000 is the current portion. The interest rate on this secured note is fixed at 2.81% per annum and the collateralized long-term note matures in October 2019, at which time the outstanding debt balance will be $12,000.
6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to IPG Photonics Corporation	$69,235	$62,791	$185,620	$181,450
Weighted average shares	53,071	52,675	53,039	52,628
Dilutive effect of common stock equivalents	690	717	713	762
Diluted weighted average common shares	53,761	53,392	53,752	53,390
Basic net income attributable to IPG Photonics Corporation per share	$1.30	$1.19	$3.50	$3.45
Diluted net income attributable to IPG Photonics Corporation per share	$1.29	$1.18	$3.45	$3.40
For the three months ended September 30, 2016 and 2015, respectively, the computation of diluted weighted average common shares excludes common stock equivalents of 52,100 shares and 9,000 shares which includes restricted stock units ("RSUs") of 2,500 and 1,600 and performance stock units ("PSUs") of 0 and 4,300, respectively. For the nine months ended September 30, 2016 and 2015, respectively, the computation of diluted weighted average common shares excludes common stock equivalents of 80,600 and 40,600 shares which includes RSUs of 20,900 and 24,200 and PSUs of 3,300 and 9,400, respectively. These common stock equivalents are excluded because the effect of including them would be anti-dilutive.
On July 28, 2016, the Company announced that its Board of Directors authorized a share repurchase program (the “Program”) to mitigate the dilutive impact of shares issued upon exercise or release under the Company's various employee and director equity compensation and employee stock purchase plans. Under the Program, the Company's management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees and directors under its various employee and director equity compensation and employee stock purchase plans from January 1, 2016 through December 31, 2017. The Program limits aggregate share repurchases to no more than $100,000 over a period ending June 30, 2018.
For the three months ended September 30, 2016 and nine months ended September 30, 2016, the Company repurchased 41,800 shares of its common stock with an average price of $83.33 per share in the open market. The impact on the reduction of weighted average shares for the three months ended September 30, 2016 and nine months ended September 30, 2016 was 6,090 shares and 2,044 shares, respectively. There were no previous Program repurchases made by the Company prior to these periods.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Notional Amounts[1]		Other Assets		Other Long-Term Liabilities
September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
2016	2015	2016	2015	2016	2015
$23,453	$—	$164	$—	$—	$—
  (1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

The derivative gains and losses in the consolidated statements of income related to the Company's interest rate swap contracts was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Effective portion recognized in other comprehensive loss, pretax:
Interest rate swap	$(67)	$—	$172	$304
Effective portion reclassified from other comprehensive loss to interest expense, pretax:
Interest rate swap	$(8)	$—	$(8)	$(153)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—	$—
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
The following table presents information about the Company's assets and liabilities measured at fair value:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

		Fair Value Measurements at September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$367,005	$367,005	$—	$—
Short-term investments	126,860	126,860	—	—
Interest rate swap	164	—	164	—
Auction rate securities	1,142	—	—	1,142
Total assets	$495,171	$493,865	$164	$1,142
Liabilities
Long-term notes	$41,620	$—	$41,620	$—
Contingent purchase consideration	21	—	—	21
Total liabilities	$41,641	$—	$41,620	$21

		Fair Value Measurements at December 31, 2015

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$214,232	$214,232	$—	$—
Short-term investments	106,375	106,375	—	—
Auction rate securities	1,136	—	—	1,136
Total assets	$321,743	$320,607	$—	$1,136
Liabilities
Long-term notes	$19,667	$19,667	$—	$—
Contingent purchase consideration	20	—	—	20
Total liabilities	$19,687	$19,667	$—	$20
Short-term investments are recorded at book value. Unrealized gains or losses are not recorded since these investments are considered held-to-maturity and consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year. The fair value of these investments as of September 30, 2016 and December 31, 2015 was $126,860 and $106,375, respectively, which represents an unrealized loss of $110 and $209, respectively, as compared to the book value recorded on the Consolidated Balance Sheets for the same periods.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Auction Rate Securities
Balance, beginning of period	$1,140	$1,132	$1,136	$1,128
Change in fair value and accretion	2	2	6	6
Balance, end of period	$1,142	$1,134	$1,142	$1,134
Contingent Purchase Consideration
Balance, beginning of period	$20	$80	$20	$98
Period transactions	—	(7)	—	(7)
Change in fair value and currency fluctuations	1	(4)	1	(22)
Balance, end of period	$21	$69	$21	$69
9. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2016:

Amounts
Balance at January 1	$505
Foreign exchange adjustment	(1)
Total goodwill arising from acquisition	19,638
Balance at September 30	$20,142
Intangible assets, subject to amortization, consisted of the following:

	September 30, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$6,641	$(4,838)	$1,803	6 Years	$6,641	$(4,573)	$2,068	6 Years
Customer relationships	12,798	(3,548)	9,250	5 Years	3,325	(3,092)	233	5 Years
Production know-how	6,714	(3,959)	2,755	8 Years	6,672	(3,339)	3,333	8 Years
Technology, trademark and tradename	18,002	(3,438)	14,564	8 Years	8,247	(1,977)	6,270	8 Years
	$44,155	$(15,783)	$28,372		$24,885	$(12,981)	$11,904
During the second quarter of 2016, the Company acquired Menara Networks, Inc. ("Menara"). Menara is located in Dallas, Texas. The Company paid $46,831 which represents the fair value of Menara on that date. As a result of the acquisition, the Company recorded intangible assets of $19,300 related to technology, tradename and customer relationships. Additionally, the Company recorded $19,638 of goodwill related to anticipated expansion of the Company's product offerings within the telecom market. The goodwill arising from this acquisition will not be deductible for tax purposes.

The purchase price allocations included in the Company's financial statements are not complete. They represent the preliminary fair value estimates as of September 30, 2016 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill or income, as applicable.
Amortization expense for the three months ended September 30, 2016 and 2015 was $1,252 and $585, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $2,696 and $1,706, respectively. The estimated future amortization expense for intangibles for the remainder of 2016 and subsequent years is as follows:

2016	2017	2018	2019	2020	Thereafter	Total
$1,319	$4,991	$4,926	$4,821	$4,185	$8,130	$28,372

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

10. PRODUCT WARRANTIES
The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs. The following table summarizes product warranty activity recorded during the nine months ended September 30, 2016 and 2015.

	2016	2015
Balance at January 1	$28,210	$19,272
Provision for warranty accrual	16,098	16,424
Warranty claims	(12,273)	(8,627)
Foreign currency translation	643	(1,059)
Balance at September 30	$32,678	$26,010
Accrued warranty reported in the accompanying consolidated financial statements as of September 30, 2016 and December 31, 2015 consisted of $14,686 and $14,871 in accrued expenses and other liabilities and $17,992 and $13,339 in other long-term liabilities, respectively.
11. INCOME TAXES
A reconciliation of the total amounts of unrecognized tax benefits is as follows:

	2016	2015
Balance at January 1	$7,579	$6,494
Reductions of prior period positions	—	—
Additions for tax positions in prior period	—	—
(Reductions) additions for tax positions in current period	(1,876)	—
Balance at September 30	$5,703	$6,494
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company's effective tax rate, if recognized.
12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business.
These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of September 30, 2016 and through the filing date of these Financial Statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.

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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $6.5 million and $4.3 million for the three months ended September 30, 2016 and 2015, respectively, and $15.4 million, $11.3 million and $15.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Sales and marketing expense. We expect to continue to expand our worldwide direct sales organization, build and expand applications centers, hire additional sales and marketing personnel at our existing and new geographic locations as wells as to support sales of new product lines, increase the number of units for demonstration purposes and otherwise increase expenditures on sales and marketing activities in order to support the growth in our net sales. As such, we expect that our sales and marketing expenses will increase in the aggregate.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 21% for the nine months ended September 30, 2016 and 25%, 23% and 21% for the full years 2015, 2014 and 2013, respectively. None of our customers accounted for more than 10% of our net sales for the nine months ended September 30, 2016. Our largest customer accounted for 13% of our net sales for the nine months ended September 30, 2015. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended September 30, 2016 compared to the three months ended September 30, 2015
Net sales. Net sales increased by $22.5 million, or 9.2%, to $266.0 million for the three months ended September 30, 2016 from $243.5 million for the three months ended September 30, 2015.

	Three Months Ended September 30,
	2016		2015		Change
		% of Total		% of Total
Materials processing	$246,299	92.6%	$223,813	91.9%	$22,486	10.0%
Other applications	19,718	7.4%	19,728	8.1%	(10)	(0.1)%
Total	$266,017	100.0%	$243,541	100.0%	$22,476	9.2%

	Three Months Ended September 30,
	2016		2015		Change
		% of Total		% of Total
High-Power Continuous Wave ("CW") Lasers	$153,002	57.5%	$130,917	53.8%	$22,085	16.9%
Medium-Power CW Lasers	25,011	9.4%	26,951	11.1%	(1,940)	(7.2)%
Low-Power CW Lasers	2,992	1.1%	2,960	1.2%	32	1.1%
Pulsed Lasers	34,429	12.9%	35,036	14.4%	(607)	(1.7)%
Quasi-Continuous Wave ("QCW") Lasers	11,660	4.4%	19,849	8.2%	(8,189)	(41.3)%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	38,923	14.6%	27,828	11.4%	11,095	39.9%
Total	$266,017	100.0%	$243,541	100.0%	$22,476	9.2%
Sales for materials processing applications increased due to higher sales of high-power lasers and low-power lasers.

•
High-power laser sales increased due to higher demand for cutting, welding and additive manufacturing applications. High-power lasers are continuing to displace CO2 lasers in cutting systems sold by our OEM customers. In addition, OEM's for additive manufacturing equipment are increasing the use of high power lasers instead of medium power lasers. Our additive manufacturing OEM customers are producing systems using lasers with higher output powers in order to improve the speed with which parts are grown.

•
Medium-power sales decreased due to a decrease in demand for fine cutting and lasers used in sintering/additive manufacturing partially offset by a higher demand for welding applications. The decline in medium-power lasers used for additive manufacturing is due to timing of orders as well as increased use of high-power lasers for this application.

•	Low-power laser sales increased due to higher sales for medical applications.

•
Pulsed laser sales decreased due to lower sales of low-power pulsed lasers partially offset by an increase in high-power pulsed lasers sales and an increase in green pulsed lasers sales. High-power pulsed sales are driven by ablation and cleaning applications as well as marking and engraving applications. The increase in green pulsed lasers is driven by edge deletion in solar cell manufacturing.

•	QCW laser sales decreased due to lower demand from consumer electronics applications.

•	Other revenue increased due to higher telecom sales, an increase in parts and service revenue and lower deferred revenue.
Sales for other applications decreased slightly due to lower sales for advanced applications offset by greater telecom applications sales. The increase in telecom sales was driven by sales from Menara Networks, Inc ("Menara") which we acquired in the second quarter of 2016.
Cost of sales and gross margin. Cost of sales increased by $11.0 million, or 10.0%, to $121.2 million for the three months ended September 30, 2016 from $110.2 million for the three months ended September 30, 2015. Our gross margin decreased slightly to 54.4% for the three months ended September 30, 2016 from 54.7% for the three months ended September 30, 2015. Gross margin decreased due to lower average selling prices, a decrease in absorption of manufacturing costs in the quarter, an increase in the provision for inventory reserves and also due to an increase in expenses related to the amortization of intangibles and the step-up to fair value of inventory acquired in the Menara transaction. These impacts were partially offset by a reduction in the cost of internally manufactured components, increased manufacturing efficiency and product mix which included increased sales of high-power and pulsed lasers with higher average power.
Sales and marketing expense. Sales and marketing expense increased by $2.8 million, or 35.5%, to $10.5 million for the three months ended September 30, 2016 from $7.7 million for the three months ended September 30, 2015, primarily as a result of an increase in expenses related to personnel, commissions, trade fairs and exhibitions, depreciation and premises. As a percentage of sales, sales and marketing expense increased to 3.9% for the three months ended September 30, 2016 from 3.2% for three months ended September 30, 2015.
Research and development expense. Research and development expense increased by $4.3 million, or 26.6%, to $20.5 million for the three months ended September 30, 2016, compared to $16.2 million for the three months ended September 30, 2015, primarily as a result of an increase in expenses related to personnel, stock-based compensation, materials used for research and development projects and depreciation which were partially offset by a decrease in expenses related to outside contractors. Research and development continues to focus on developing new products, enhancing performance of existing components, improving production processes and developing manufacturing of new components. New products include lasers that operate at different wavelengths such as ultra-violet, visible and mid-infrared, lasers with ultra-fast pulses, laser based systems for material processing, projection, display and medical as well as accessories such as welding and cutting heads. We enhance the performance of existing products and components by increasing electrical efficiency and output power. We improve manufacturing processes by increasing yields and productivity. In addition we are developing manufacturing capability for new components such as crystals to support both current and new products. As a percentage of sales, research and development expense increased to 7.7% for the three months ended September 30, 2016 from 6.7% for the three months ended September 30, 2015.
General and administrative expense. General and administrative expense increased by $2.1 million, or 14.4%, to $16.8 million for the three months ended September 30, 2016 from $14.7 million for the three months ended September 30, 2015. This was primarily as a result of increased personnel expense, stock-based compensation, accounting, legal and information technology costs partially offset by decreases in premises expense. As a percentage of sales, general and administrative expense was 6.3% for the three months ended September 30, 2016 and 6.0% for the three months ended September 30, 2015.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.90, Russian Ruble 63, Japanese Yen 122 and Chinese Yuan 6.28, respectively, we would have expected net sales to be $2.0 million higher, gross profit to be $1.1 million higher and total operating expenses would have been $0.1 million higher.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $2.9 million for the three months ended September 30, 2016 as compared to a $5.1 million loss for the three months ended September 30, 2015. Foreign exchange losses for the three months ended September 30, 2016 were primarily attributable to the appreciation of the Euro and Russian Ruble as compared to the U.S. Dollar and the depreciation of the Chinese Yuan as compared to the U.S. Dollar. Foreign exchange losses for the three months ended September 30, 2015 were primarily attributable to the depreciation of the Chinese Yuan compared to the U.S. dollar which was partially offset by the depreciation of the Russian Ruble compared to the U.S. dollar and appreciation of the Japanese Yen compared to the Euro.
Interest income (expense), net. Interest income (expense), increased to $0.4 million of income for the three months ended September 30, 2016 from $0.0 million of expense for the three months ended September 30, 2015 as a result of higher yielding interest on investments.
Other income, net. Other income, remained relatively flat for the three months ended September 30, 2016 and 2015.
Provision for income taxes. Provision for income taxes was $25.4 million for the three months ended September 30, 2016 compared to $26.9 million for the three months ended September 30, 2015. The effective tax rates were 26.9% and 30.0% for the three months ended September 30, 2016 and 2015, respectively. The decrease in the effective rate was primarily due to the release of income tax reserves upon the completion of a tax audit as well as an increase in the benefit related to research and development tax credits. The legislation enabling research and development credits in the United States was permanently re-enacted at the end of 2015. As it was not permanently re-enacted until the end of the year, there was no benefit related to research and development credits for the three months ended September 30, 2015.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $6.4 million to $69.2 million for the three months ended September 30, 2016 compared to $62.8 million for the three months ended September 30, 2015. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 0.2 percentage points to 26.0% for the three months ended September 30, 2016 from 25.8% for the three months ended September 30, 2015 due to the factors described above.
Results of Operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Net sales. Net sales increased by $48.4 million, or 7.1%, to $726.1 million for the nine months ended September 30, 2016 from $677.6 million for the nine months ended September 30, 2015.

	Nine Months Ended September 30,
	2016		2015		Change
		% of Total		% of Total
Materials processing	$683,562	94.1%	$640,302	94.5%	$43,260	6.8%
Other applications	42,490	5.9%	37,337	5.5%	5,153	13.8%
Total	$726,052	100.0%	$677,639	100.0%	$48,413	7.1%

	Nine Months Ended September 30,
	2016		2015		Change
		% of Total		% of Total
High-Power CW Lasers	$412,628	56.8%	$377,058	55.6%	$35,570	9.4%
Medium-Power CW Lasers	74,739	10.3%	75,467	11.1%	(728)	(1.0)%
Low-Power CW Lasers	9,053	1.2%	10,190	1.5%	(1,137)	(11.2)%
Pulsed Lasers	99,687	13.7%	97,017	14.3%	2,670	2.8%
QCW Lasers	36,484	5.0%	45,592	6.7%	(9,108)	(20.0)%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	93,461	12.9%	72,315	10.7%	21,146	29.2%
Total	$726,052	100.0%	$677,639	100.0%	$48,413	7.1%
Sales for materials processing applications increased due to higher sales of high-power lasers, pulsed lasers and laser systems.

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

•
Medium-power sales decreased due to a decrease in demand for fine cutting and lasers used in sintering/additive manufacturing partially offset by a higher demand for welding applications. As discussed above, our additive manufacturing OEM customers are increasingly using high-power lasers instead of medium-power lasers in their systems.

•	Low-power laser sales decreased due to lower sales for medical applications.

•
Pulsed laser sales increased due to higher demand for marking and engraving applications. Marking and engraving applications are increasing due to increased demand in consumer electronics and packaging and due to increased performance offered by our high-power pulsed products.

•	QCW laser sales decreased due to lower demand from consumer electronics applications.

•
The increase in laser system sales contributed to the increase in other revenue detailed above. Increased sales in laser systems are due to increased demand for customized laser system solutions as a result of the investments we have made to develop laser systems for various applications and in the sales and distribution network to support this product line.

Sales for other applications increased due to higher sales for advanced applications and telecom applications. The increase in sales for advanced applications was driven by government and aerospace applications and contributed to increased high-power laser sales and sales of certain components included in other revenue detailed above. The increase in telecom sales was driven by sales from Menara, which we acquired in the second quarter of 2016, and an increase in amplifier sales used for last mile fiber access to the home applications. These sales increases were partially offset by a decrease in medical application sales.

Cost of sales and gross margin. Cost of sales increased by $21.3 million, or 6.9%, to $329.1 million for the nine months ended September 30, 2016 from $307.8 million for the nine months ended September 30, 2015. Our gross margin increased slightly to 54.7% from 54.6% for the nine months ended September 30, 2016 and 2015, respectively. Gross margin increased due to decreases in the cost of internally manufactured components and increased manufacturing efficiency which have offset decreases in average selling prices. Gross margin also benefited from product mix including increased sales of high-power and pulsed lasers with higher output power. These benefits were partially offset by a decrease in absorption of manufacturing costs, increased provision for inventory reserves and also due to an increase in expenses related to the amortization of intangibles and the step-up to fair value of inventory acquired in the Menara transaction..
Sales and marketing expense. Sales and marketing expense increased by $5.0 million, or 21.3%, to $28.2 million for the nine months ended September 30, 2016 from $23.2 million for the nine months ended September 30, 2015, primarily as a result of increased expenses for personnel, commissions, trade show and exhibitions and premises. As a percentage of sales, sales and marketing expense increased to 3.9% for the nine months ended September 30, 2016 from 3.4% for the nine months ended September 30, 2015.
Research and development expense. Research and development expense increased by $10.8 million, or 23.9%, to $56.4 million for the nine months ended September 30, 2016, compared to $45.6 million for the nine months ended September 30, 2015, primarily as a result of an increase in personnel expense, stock-based compensation, premises, travel, depreciation and materials used for research and development. These increases were partially offset by decreased expenses related to outside research and development contracts. Research and development continues to focus on developing new products, enhancing performance of existing components, improving production processes and developing manufacturing of new components. New products include lasers that operate at different wavelengths such as ultra-violet, visible and mid-infrared, lasers with ultra-fast pulses, , laser based systems for material processing, projection, display and medical as well as accessories such as welding and cutting heads. In addition to new products research and development is focused on enhancing the performance of our existing products by improving their electrical efficiency and increasing their average power. Other research and development activities include enhancing and reducing the cost of our internally manufactured components, developing new components such as crystals and refining production processes to improve manufacturing yields and productivity.As a percentage of sales, research and development expense increased to 7.8% for the nine months ended September 30, 2016 from 6.7% for the nine months ended September 30, 2015.
General and administrative expense. General and administrative expense increased by $4.3 million, or 10.3%, to $46.8 million for the nine months ended September 30, 2016 from $42.5 million for the nine months ended September 30, 2015, primarily as a result of increased expenses for personnel, stock-based compensation, fees and subscriptions, information technology , insurance, travel, legal and consulting, partially offset by lower bad debt provisions and lower expenses for premises and depreciation. As a percentage of sales, general and administrative expense increased to 6.5% for the nine months ended September 30, 2016 from 6.3% for the nine months ended September 30, 2015.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.90, Russian Ruble 60, Japanese Yen 121 and Chinese Yuan 6.19, respectively, we would have expected net sales for the nine months ended September 30, 2016 to be $10.6 million higher, gross profit to be $5.0 million higher and total operating expenses would have been $2.2 million higher.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $6.3 million for the nine months ended September 30, 2016 as compared to a $0.5 million gain for the nine months ended September 30, 2015. The loss for the nine months ended September 30, 2016 was primarily attributable to appreciation of the Russian Ruble as compared to the U.S. Dollar and depreciation of the Chinese Yuan as compared to the U.S. Dollar. The gain for the nine months ended September 30, 2015 was primarily attributable to depreciation of the Euro and Russian Ruble as compared to the U.S. Dollar which was partially offset by the depreciation of the Chinese Yuan as compared to the U.S. Dollar.
Interest income (expense), net. Interest income (expense), increased to $0.8 million of income for the nine months ended September 30, 2016 from $0.3 million of expense for the nine months ended September 30, 2015 as a result of higher yielding interest on investments.
Other income, net. Other income, net decreased to $0.3 million of income for the nine months ended September 30, 2016 compared to approximately $0.4 million of income for the nine months ended September 30, 2015.
Provision for income taxes. Provision for income taxes was $74.7 million for the nine months ended September 30, 2016 compared to $77.7 million for the nine months ended September 30, 2015, representing an effective tax rate of 28.7% and 30.0% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the effective rate was primarily due to the the release of income tax reserves upon the completion of a tax audit, the mix of income earned in various tax jurisdictions, and an increase in the benefit related toresearch and development tax credits. The legislation enabling research and development credits in the United States was permanently enacted at the end of 2015. As it was not permanently re-enacted until the end of the year, there was no benefit related to research and development credits for the nine months ended September 30, 2015.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $4.2 million to $185.6 million, or 2.3% for the nine months ended September 30, 2016 compared to $181.5 million for the nine months ended September 30, 2015. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 1.2 percentage points to 25.6% for the nine months ended September 30, 2016 from 26.8% for the nine months ended September 30, 2015 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of September 30, 2016 consisted of cash and cash equivalents of $645.6 million, short-term investments of $127.0 million, unused credit lines and overdraft facilities of $77.7 million and other working capital (excluding cash and cash equivalents and short-term investments) of $348.3 million. This compares to cash and cash equivalents of $582.5 million, short-term investments of $106.6 million, unused credit lines and overdraft facilities of $73.9 million and other working capital (excluding cash and cash equivalents and short-term investments) of $288.8 million as of December 31, 2015. The increase in cash and cash equivalents of $63.0 million relates primarily to cash provided by operating activities in the nine months ended September 30, 2016 of $193.0 million, cash provided by financing activities of $29.6 million and effect of exchange rates on cash of $7.4 million which was partially offset by cash used in investing activities of $166.9 million which was primarily related to capital expenditures, the acquisition of Menara Networks and an increase in short-term investments.
Short-term investments consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year.
Our long-term debt consists of two long-term notes totaling $41.6 million of which $3.2 million is the current portion. We have an unsecured note with an outstanding balance at September 30, 2016 of $23.5 million of which $1.2 million is the current portion. The interest on this unsecured note is variable at 1.20% above the LIBOR rate and is fixed using an interest rate swap at 2.85% per annum. The unsecured note matures in May 2023, at which time the outstanding debt balance will be $15.4 million. The Company has another note that is secured by the Company's corporate aircraft. The outstanding balance on this secured note at September 30, 2016 was $18.2 million of which $2.0 million is the current portion. The interest rate on this secured note is fixed at 2.81% per annum and it matures in October 2019, at which time the outstanding debt balance will be $12.0 million.
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
The following table details our line-of-credit facilities as of September 30, 2016:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $50.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2020	Unsecured
Euro Credit Facilities (Germany) (2)	Euro 30.0 million ($33.6 million)	Euribor plus 1.00% or EONIA 1.25%	July 2017	Unsecured, guaranteed by parent company and Germany subsidiary
Euro Overdraft Facilities (3)	Euro 2.0 million ($2.2 million)	1.0%-6.5%	October 2016	Common pool of assets of Italian subsidiary

(1)
This facility is available to certain foreign subsidiaries in their respective local currencies. At September 30, 2016, there were no drawings however, there were $0.2 million of guarantees issued against the facility which reduces the amount of the facility available to draw.

(2)
This facility is also available to certain foreign subsidiaries in their respective local currencies. At September 30, 2016, there were no drawings however, there were $8.0 million of guarantees issued against the facility which reduces the amount of the facility available to draw.

(3)	At September 30, 2016, there were no drawings.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $50.0 million and $33.6 million (or 30 million Euro as described above), respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is at least 1.5:1. Debt service is defined as required principal and interest payments during the period. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended September 30, 2016.
Operating activities. Net cash provided by operating activities decreased by $1.6 million to $193.0 million for the nine months ended September 30, 2016 from $194.6 million for the nine months ended September 30, 2015. Net cash provided by operating activities is generally driven by cash provided by net income after adding back non-cash charges offset by continued growth in working capital to support the growth of the business. Our largest working capital items are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory. The relatively high level of investment in inventory is primarily attributable to the amount of value that is added internally which is primarily due to our vertically integrated manufacturing. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The decrease in cash flow from operating activities for the nine months ended September 30, 2016 primarily resulted from:

•
An increase in cash provided by net income after adding back non-cash charges of $22.2 million to $267.0 million for the nine months ended September 30, 2016 as compared to $244.9 million for the same period in 2015 mainly resulting from an increase in depreciation and amortization and stock-based compensation which was partially offset by a decrease in net income and changes in deferred income taxes between the two periods;

•	An increase in accounts receivable of $10.9 million for the nine months ended September 30, 2016 as compared to an increase of $20.0 million for the same period in 2015;

•	An increase in inventory of $42.8 million for the nine months ended September 30, 2016 as compared to an increase of $52.2 million for the same period in 2015;

•
The benefits to cash flow from operating activities described above were offset by a decrease in income taxes payable of $7.4 million for the nine months ended September 30, 2016 as compared to an increase in income taxes payable of $17.5 million for the same period in 2015. The decrease in income taxes payable was primarily attributable to an increase in cash taxes paid in Germany as a result of an increase in estimated tax payments due for the year ended December 31, 2015 and estimated tax payments for the current year. The estimated tax payments were increased after we filed our 2014 German tax return.

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

Investing activities. Net cash used in investing activities was $166.9 million and $55.4 million in the nine months ended September 30, 2016 and 2015, respectively. The cash used in investing activities in 2016 related to $100.0 million for the construction of new buildings in the United States, Germany and Russia, purchases of machinery and equipment and the purchase of a building in Marlborough, MA. Additionally, cash used for investing activities in the nine months ended September 30, 2016 included $46.5 million for the purchase of Menara Networks, net of cash acquired and $20.6 million of net purchases of short-term investments. The cash used in investing activities in 2015 related to $50.8 million for the construction and purchase of new buildings in the United States, Germany and Russia, purchases of machinery and equipment and $5.0 million for the the purchase of a majority interest in a company.
We expect to incur between $110 million and $125 million in capital expenditures, excluding acquisitions, in 2016, as we continue to upgrade facilities and equipment to add capacity worldwide to support anticipated revenue growth. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash provided by financing activities was $29.6 million and $1.2 million in the nine months ended September 30, 2016 and 2015, respectively. The cash provided by financing activities in 2016 was primarily related to proceeds of $23.8 million from financing related to the purchase of a building in Marlborough, MA, as well as cash provided by the exercise of stock options, sales of shares under our employee stock purchase plan and the related tax benefits of the exercises partially offset by the purchase of treasury stock of $3.5 million and payments on our long-term borrowings and net payments of line-of-credit facilities. The cash provided by financing activities in 2015 was primarily related to the cash provided by the exercise of stock options, sales of shares under our employee stock purchase plan and the related tax benefits of the exercises partially offset by the payments on our long-term borrowings and net payments of line-of-credit facilities.
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
Recent Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The impact that the standard will have on our consolidated financial statements will depend upon certain criteria including the timing of the exercise and release of equity instruments, the value realized upon exercise or release of equity instruments and the fair value of the equity instruments when they were granted. The excess tax benefit from the exercise of equity instruments was $2.8 million and $5.8 million for the nine months ended September 30, 2016 and 2015, respectively.
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
In November 2015, the FASB issued amended guidance that clarifies that in a classified statement of financial position, an entity shall classify deferred tax liabilities and assets as non-current amounts. The new guidance supersedes ASC 740-10-45-5 which required the deferred tax assets and liabilities for a particular tax jurisdiction be allocated between current and non-current deferred tax assets for that tax jurisdiction on a pro rata basis. The new standard will become effective for our fiscal year beginning January 1, 2017. We have determined that the standard will not have a material impact on our consolidated financial statements upon adoption. Current deferred tax assets at September 30, 2016 and December 31, 2015 were $24.6 million and $20.3 million, respectively. Current deferred tax liabilities at September 30, 2016 and December 31, 2015 were $4.0 million and $3.2 million, respectively.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. Gain on foreign exchange transactions totaled $2.9 million for the three months ended September 30, 2016 and a loss of $5.1 million for the three months ended September 30, 2015. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if we expect a currency movement to be beneficial to us in the short or medium term, we have, on occasions, chosen not to hedge or otherwise off-set the underlying assets or liabilities. However, it is difficult to predict foreign currency movements accurately. At September 30, 2016, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The net U.S. Dollar denominated assets are comprised of cash, third party receivables, inter-company receivables and inter-company notes offset by third party and inter-company U.S. Dollar denominated payables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of September 30, 2016 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $5.8 million if the U.S. Dollar appreciated and a $5.8 million foreign exchange loss if the U.S. Dollar depreciated.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of September 30, 2016. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 — January 31, 2016	—		—	—	—
February 1, 2016 — February 29, 2016	—		—	—	—
March 1, 2016 — March 31, 2016	407	(1)	$84.09	—	—
April 1, 2016 — April 30, 2016	1,316	(1)	96.08	—	—
May 1, 2016 — May 31, 2016	—		—	—	—
June 1, 2016 — June 30, 2016	1,460	(1)	80.00	—	—
July 1, 2016 — July 31, 2016	—	(1)	—	—	—
August 1, 2016 — August 31, 2016	448	(1)	84.74	—	—
September 1, 2016 — September 30, 2016	43,257	(1,2)	82.84	41,800	$96,571
Total	46,888		$83.15	41,800	$96,571

(1)
In 2012, the Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended September 30, 2016, 1,905 shares were withheld at an average price of $83.55 and for the nine months ended September 30, 2016, the Company withheld 5,088 shares at an average price of $85.58.

(2)
On July 28, 2016, the Board of Directors authorized a share repurchase program (the “Program”). Under the Program, the Company's management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees and directors under its various employee and director equity compensation and employee stock purchase plans from January 1, 2016 through December 31, 2017. The Program limits aggregate share repurchases to no more than $100 million over a period ending June 30, 2018. For the three months ended September 30, 2016 and nine months ended September 30, 2016, the Company repurchased 41,800 shares of its common stock with an average price of $83.33 per share in the open market.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description
10.1	Third Amendment to Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG, dated November 1, 2016
10.2	Annex I (Third Amendment) to Guarantee of IPG Laser GmbH to Deutsche Bank AG dated November 1, 2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION

Date: November 2, 2016	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2016	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Senior Vice President and Chief Financial Officer (Principal Financial Officer)