Form 10-K
period 2016-12-31
IPG PHOTONICS CORP
filed 2017-02-27
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $2.8 billion, calculated based upon the closing price as reported by the Nasdaq Global Market on June 30, 2016. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
As of February 22, 2017, 53,517,149 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant's fiscal year ended December 31, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I
ITEM 1.    BUSINESS
Our Company
IPG Photonics Corporation ("IPG", the "Company", the "Registrant", "we", "us" or "our") is the leading developer and manufacturer of a broad line of high-performance fiber lasers, fiber amplifiers and diode lasers that are used for diverse applications, primarily in materials processing. Fiber lasers are a type of laser that combine the advantages of semiconductor diodes, such as long life and high efficiency, with the high amplification and precise beam qualities of specialty optical fibers to deliver superior performance, reliability and usability.
Our diverse lines of low, mid and high-power lasers and amplifiers are used in materials processing, advanced communications and medical applications. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally primarily through our direct sales force. . Our major manufacturing facilities are located in the United States, Germany and Russia. We have sales service offices and applications laboratories worldwide.
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
We are listed on the Nasdaq Global Market (ticker: IPGP). We began operations in 1990, and we were incorporated in Delaware in 1998. Our principal executive offices are located at 50 Old Webster Road, Oxford, Massachusetts 01540, and our telephone number is (508) 373-1100.
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
Although low-power fiber lasers were introduced four decades ago, their increased adoption in the last decade has been driven primarily by our improvements in their output power levels and cost, as well as their superior performance and lower cost of ownership compared with conventional lasers. We have successfully increased output power levels by developing improved optical components such as diodes and active fibers that have increased their power capacities and improved their performance. Fiber lasers now offer output powers that exceed those of conventional lasers in many categories. Also, semiconductor diodes historically have represented the majority of the cost of fiber lasers. In the past, the high cost of diodes meant that fiber lasers could not compete with conventional lasers on price and limited their use to high value-added applications. Over the last fifteen years, however, our semiconductor diodes have become more affordable and reliable due, in part, to substantial advancements in semiconductor diode technology, packaging design and increased production volumes. As a result, the average cost per watt of output power has decreased dramatically over the last fifteen years. Because of these improvements, our fiber lasers can now effectively compete with conventional lasers over a wide range of output powers and applications, and begin to compete with non-laser technologies in many applications that that did not use lasers historically. As a pioneer in the development and commercialization of fiber lasers, we have contributed to many advancements in fiber laser technology and products.
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

•
Lower Cost.    The purchase price for fiber lasers is generally lower than that of YAG lasers and of many CO2 lasers. In addition, fiber lasers are less expensive to operate due to their better energy efficiency, lower required maintenance costs and faster processing speeds. Fiber lasers convert electrical energy to optical energy approximately 2 to 3 times more efficiently than diode-pumped YAG lasers or disc lasers, approximately 3 to 4 times more efficiently than conventional CO2 lasers and approximately 15 to 30 times more efficiently than lamp-pumped YAG lasers. Because fiber lasers are much more energy-efficient and place lower levels of thermal stress on their internal components, they have substantially lower cooling requirements compared to those of conventional lasers, which also improves overall energy efficiency. Fiber lasers have lower maintenance costs due to the high performance and long life of our single-emitter diodes, fiber optics and other optical components. The higher power density of the fiber laser beam also allows for higher processing speeds in many applications, which increases the operating efficiencies on a per-part basis.

•
Ease of Use.  Numerous features of fiber lasers make them easier to operate, maintain and integrate into laser-based systems as compared to conventional lasers, many of which require mirrors to direct the beam. There are no moving parts in fiber lasers and the beam is contained in a flexible fiber optic cable so they do not require adjustments of internal components or mirrors to direct the beam.

•
Compact Size.  Fiber lasers are typically smaller and lighter in weight than conventional lasers, saving valuable floor space. While conventional lasers are delicate due to the precise alignment of mirrors, fiber lasers are more durable and able to perform in variable environments.

•
Choice of Wavelengths and Precise Control of Beam.    The design of fiber lasers generally provides a broad range of wavelength choices, allowing users to select the precise wavelength that best matches their application and materials. As the beam is delivered through a flexible fiber optic cable, it can be directed to the work area over longer distances without loss of beam quality.

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
World's Leading Producer of Fiber Laser Technology.    We are the world's largest manufacturer of fiber lasers. As a pioneer and technology leader in fiber lasers, we have built leading positions in our various end markets with a large and diverse customer base. Based on our leadership positions, we are able to leverage our scale to reduce costs for our customers and drive the proliferation of fiber lasers in existing and new applications. We rely on several key proprietary technologies, including pumping technology, manufacturing fibers to withstand the high output powers of our lasers, fiber gain blocks and optics that contribute to the superior performance and reliability of our products.
Vertically Integrated Development and Manufacturing.    We develop and manufacture all of our key high-volume specialty components, including semiconductor diodes, active fibers, passive fibers and specialty optical components. We also produce beam switches, fiber optic delivery cables, certain optical processing heads, power suppliers, printed circuit boards and mechanical parts developed especially for use with our lasers. We believe that our vertical integration and our high-volume production enhances our ability to meet customer requirements, reduce costs, accelerate and focus development, shorten lead times, limit the spread of trade secrets and provide competitive pricing advantages while maintaining high performance and quality standards.
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
Diverse Customer Base, End Markets and Applications.    Our diverse customer base, end markets and applications provide us with many growth opportunities. In 2016, we shipped more than 37,500 devices to over 3,200 customers worldwide, with no single customer representing more than 10% of our sales. Our products are used in a wide variety of applications and end markets worldwide. Our principal end markets and representative applications within those markets include:

Materials Processing

General manufacturing	• Flat sheet, tube and 3D cutting • Marking, engraving and printing • Welding, brazing and hardening • 3D printing, selective laser melting and sintering • Ablation/cleaning

Automotive
•      High-strength steel and aluminum cutting and welding
•      Welding tailored metal blanks, frames, seats and transmissions
•      Brazing and welding of auto frames
•      Seam welding •      Electric vehicle battery welding

Heavy industry
•      Hardening and welding pipes in nuclear and pipeline industries
•      Welding and cutting thick plates for ships and rail cars
•      Cladding of turbine blades for power generators and drill bits for energy extraction

Aerospace	• Welding titanium air frames • Cladding parts • Percussion drilling of parts

Consumer	• Cutting and marking parts for electronics and appliances • Electronics and credit card marking • Stent, pacemaker and medical device manufacturing

Semiconductor and electronics	• Computer disk manufacturing and texturing • Photovoltaic manufacturing • Memory repair and trim

Advanced Applications	• Obstacle warning and light detecting and ranging • Special projects and research • Directed energy demonstrations • Laser cinema projection

Communications	• Short to ultra long reach, 1G to 100G+ DWDM for all network segments • Broadband — fiber to premises, cable video signal transport • Metro and long-haul wire-line DWDM transport

Medical	• Skin rejuvenation and wrinkle removal • General surgery and urology • Dental
Broad Product Portfolio and Ability to Meet Customer Requirements.    We offer a broad range of standard and custom fiber lasers and amplifiers, enabling deployment in a wide variety of applications and end markets. Our vertically integrated manufacturing, broad technology expertise and investment in inventory enable us to design, prototype and commence high-volume production of our products rapidly, allowing us to meet customer requests for quick deliveries.
Our Strategy
Our objective is to maintain and extend our leadership position in our industry by pursuing the following key elements of our strategy:
Leverage Our Technology to Increase Sales.    As fiber lasers become more widely accepted, we plan to leverage our position as the leader in fiber lasers and our applications expertise to develop solutions for customers and increase our position in the broader laser market. We believe that our fiber lasers will continue to displace traditional lasers in many existing applications due to their superior performance and value. Over the last few years, our high-power lasers have become widely accepted in two- and three-dimension cutting, one of the largest laser materials processing applications. We plan to continue to leverage our fiber laser technology by pursuing large-scale laser applications where our fiber lasers offer improved customer value and performance. Some of the more significant applications we intend to target include: (i) joining processes including laser welding and brazing, (ii) deposition technology (cladding) and additive manufacturing (also called 3D printing); (iii) ablation processes including cleaning and stripping of materials; and (iv) micro-processing, scribing and marking with high-power green lasers, ultra-fast pulsed lasers and ultra-violet ("UV") lasers now under development.
Target New Applications for Lasers and Expand into Broader Markets.    We intend to expand the use of fiber lasers into additional applications in which lasers are not widely used. We believe that the advantages of fiber laser technology can overcome many of the limitations that have hindered the broader adoption of conventional lasers. Using our manufacturing scale and technological innovations, we have been successful in reducing the cost of manufacturing with lasers, which we believe has made fiber lasers a more attractive manufacturing alternative as compared to conventional lasers and many non-laser methods. We target applications where the cost, reliability, mobility, quality of the final process and speed can lead customers to adopt fiber lasers instead of non-laser solutions. Certain industry trends such as the use of high-strength steel and aluminum in automotive manufacturing and decreasing the weight of vehicles are driving the use of fiber lasers over other manufacturing methods such as stamping, non-laser welding, riveting and adhesives. Other trends, such as miniaturization of parts and electronics, contribute to the use of lasers because no other tools can work as precisely. Large scale fiber laser applications outside of materials processing are also targeted. We are developing a fiber laser projection technology platform as an alternative to xenon bulb projection platforms in cinemas and other entertainment venues. Also, we are developing new medical applications using our fiber lasers for urological and dental procedures.
Expand Our Product Portfolio.    We plan to continue to invest in research and development to add additional wavelengths, power levels and other parameters while also improving beam quality, as well as developing new product lines and laser-based systems. Using our core technologies and breadth of experience, we plan to expand the wavelengths at which our lasers operate. This includes UV, orange, red, green lasers and mid-infrared lasers for fine and micro processing, projection and other novel applications. We are introducing and developing pulsed fiber lasers with ultra-short pulse durations (picosecond and femtosecond), pulsed and QCW lasers with high peak powers and mid infra-red lasers. We have introduced a line of optical processing cutting, welding and scanning heads optimized for use with our laser sources. We have also grown our product portfolio through acquisitions. In 2016, we acquired Menara Networks expanding our telecom product offering to include pluggable optical transceivers. Further, we will continue to expand sales of specialized laser-based systems to meet the specific needs of manufacturing end users whose requirements are not met by standard systems or in certain geographic areas where fiber laser systems are not currently available.
Lower Our Costs Through Manufacturing Improvements and Innovation.    We plan to seek further improvements in component manufacturing processes and device assembly as well as innovation in components and device designs to improve performance and decrease the overall cost per watt for our products. As we increase our production volumes, we improve our internal manufacturing economies of scale and we believe we will be able to better negotiate price reductions with certain suppliers. We intend to leverage our technology and operations expertise to manufacture additional components in order to reduce costs, ensure component quality, ensure supply and improve product performance. We continue to manufacture more of our mechanical parts, printed circuit boards and power supplies we use and redesign certain optical components to improve quality and power capacities. We further decreased the manufacturing cost of our packaged diodes and other key components and sub-assemblies. Additionally, we have developed the capability of growing and processing crystals used in certain of our lasers. By reducing the cost per watt of our lasers and maintaining the lower operating cost of our products, we believe that we can increase laser the use of lasers in applications in which conventional lasers could not be used economically and compete well against other types of lasers.
Expand Global Reach to Attract Customers Worldwide.    The acceptance of fiber laser technology has expanded in both developed and emerging markets around the world. As a result, we have increased and continue to increase our international sales and service locations to respond to our customer needs. In 2016, we established a new office in Brazil, expanded our sales capabilities in China and continued to expand our facilities in Russia, the United States and Germany to increase manufacturing capacity.
Products
We design and manufacture a broad range of high-performance optical fiber-based lasers and amplifiers. We also make packaged diodes, direct diode lasers, laser systems and communications components and systems. Many of our products are designed to be used as general-purpose energy or light sources, making them useful in diverse applications and markets.
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
Amplifiers
Our amplifier products range from milliwatts to up to 1,500 watts of output power from 1 to 2 microns in wavelength. We offer erbium-doped fiber amplifiers ("EDFAs"), Raman amplifiers and integrated communications systems that incorporate our amplifiers. These products are predominantly deployed in broadband networks such as fiber to the home ("FTTH"), fiber to the curb ("FTTC"), and passive optical networks ("PON"), and dense wavelength division multiplexing ("DWDM") networks. We also offer ytterbium and thulium specialty fiber amplifiers and broadband light sources that are used in advanced applications. In addition, we sell single-frequency, linearly polarized and polarization-maintaining versions of our amplifier products. As with our fiber lasers, our fiber amplifiers offer some of the highest output power levels and highest number of optical outputs in the industry. We believe our line of fiber amplifiers offers the best commercially available output power and performance.
Tranceivers
Our transceivers provide interconnect, coarse wavelength division multiplexing ("CWDM"), DWDM, and tunable-based pluggable interfaces to serve optical transmission needs from 100 meters over multimode fiber to over 1,200 kilometers. A transceiver combines the functions of a transmitter, which uses a laser and modulation to convert electrical signals into optical signals for transmission over optical fiber, and a receiver, which uses photo detectors to convert incoming optical signals into electrical signals, within a single device. These optical subsystems provide the interface for interconnecting electronic equipment including Ethernet switches, IP routers and SONET/SDH optical transport modules within telecommunications, cable multi-system operator ("MSO") and data center networks. Our transceiver product portfolio was acquired with the 2016 acquisition of Menara Networks.
Systems
Besides selling laser sources, we also offer integrated laser systems for particular geographic markets or custom-developed for a customer's manufacturing requirements. We offer 2D flat sheet cutter systems and multi-axis systems for fine welding, cutting and drilling. Also we offer a welding seam stepper and picker, which is an automated and integrated fiber laser welding tool providing customers increased processing speeds, better quality and the elimination of certain clamping tools and laser safety enclosures. The seam stepper and picker, an alternative to resistance welding, are used in automotive, appliance and rail car assembly and other sheet metal fabrication.
IPG also develops and sells specialized fiber laser systems for unique material processing applications as requested by customers desiring a complete laser-based solution, including orbital welding, pipe welding and remote welding. The platforms include robotic and multi-axis workstations for welding, cutting and cladding, flatbed cutting systems, and diode markers.

The following table lists our principal product lines that generated a substantial majority of our revenues in 2016, and the principal applications markets in which they are used:

Product Line	Principal Markets	Principal Applications

High-Power Ytterbium CW (1,000 — 100,000 Watts)	Automotive Heavy Industry General Manufacturing Natural Resources Aerospace	• Cutting • Welding • Annealing • Drilling • Cladding • Brazing • 3D Printing

Mid-Power Ytterbium CW (100 — 999 Watts)	General Manufacturing Consumer Medical Devices Printing Electronics	• Cutting • Welding • Scribing • Engraving • 3D printing

Pulsed Ytterbium (0.1 to 200 Watts)	General Manufacturing Semiconductor Medical Devices Consumer Electronics Panel Displays	• Marking • Engraving • Scribing • Drilling • Coating removal • Cutting

Pulsed and CW Green Lasers	Microprocessing and Semiconductor Solar General Manufacturing	• Annealing silicon wafers • Thin film ablation • Marking plastics

Quasi-CW Ytterbium (100 — 4500 Watts)	Medical Device Computer Components Fine-Processing	• Welding and micro-welding • Drilling • Cutting metals and crystals

Erbium Amplifiers	Broadband Access Cable TV DWDM Instrumentation Scientific Research	• Telephony • Video on demand • High-speed internet • Ultra-long-haul transmission • Beam combining

Transceivers	Telecommunications Cable TV Data Center Networking	• SONET/SDH optical transport • Ethernet switching • IP routing
Our products are used in a broad range of applications. The major application is materials processing, comprising approximately 93% of our sales in 2016. Our products also address other applications, including advanced applications (approximately 3% of sales), communications (approximately 3% of sales) and medical (approximately 1% of sales).
Our Markets
Materials Processing
The most significant materials processing applications for fiber lasers are cutting, welding and brazing, marking and engraving and additive processes (cladding) and stripping. Other applications include additive manufacturing, micro-processing, surface treatment, drilling, soldering, annealing, hardening, and laser-assisted machining.

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
Laser welding offers several important advantages compared to conventional welding technology as it is non-contact, easy to automate, provides high process speed and results in narrow-seamed, high-quality welds that generally require little or no post-processing machining. The high beam quality of our fiber lasers coupled with high CW power offer deep penetration welding as well as shallow conduction mode welding. In addition, fiber lasers can be focused to a small spot with extremely long focal lengths, enabling remote welding "on the fly," a flexible method of three-dimensional welding in which the laser beam is positioned by a robot-guided scanner. Such remote welding stations equipped with fiber lasers are used for welding door panels and seat backs, the multiple welding of spot and lap welds over the entire auto body frame, tailor blank welding and welding "body-in-white," which is welding pieces of metal with different thicknesses for automotive applications. Typically, mid to high-power ytterbium fiber lasers and long-pulse QCW ytterbium fiber lasers are used in welding applications. Our products are used also for laser brazing of visible joints in automobiles such as tailgates, roof joints and columns. Brazing is a method of joining sheet metal by using a melted filler material similar to soldering but requiring higher temperatures.
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
Micro-Processing and Fine Processing.    The trend toward miniaturization in numerous industries such as consumer electronics, as well as innovations in materials and structures, is driving end users to utilize lasers in processing and fabrication. The ability of lasers to cut, weld, drill, ablate, etch and add materials on a fine scale is enabling new technologies and products across many industries. Our low-power CW and QCW lasers are used to cut medical stents and weld medical batteries. In photovoltaic manufacturing, our lasers etch and perform edge isolation processes. The aerospace industry requires precise manufacturing of engine parts so that cooling is effective and aerospace manufacturers use lasers to conduct percussion drilling. Processing of plastics and semi-conductors require short pulse and high energy lasers, in the green, UV and mid-infrared wavelengths.
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
Optical Pumping and Harmonic Generation.    Several types of our lasers are used to optically pump other solid-state lasers and for harmonic generation and parametric converters to support research in sensing, medical and other scientific research in the infrared and visible wavelength domains. Our lasers are used as a power source for these other lasers. Green visible lasers are used to pump titanium sapphire lasers. Visible lasers can be used in cinema projection, amusement parks, planetariums and light shows.
Remote Sensing.    Our products are used in light detection and ranging ("LIDAR"), a laser technique for remote sensing. Optical fiber can be used as a sensor for measuring changes in temperature, pressure and gas concentration in oil wells, atmospheric and pollution measurements and seismic exploration.
Communications
We design and manufacture a DWDM transport system for transmission of multiple wavelength channels over a single optical fiber including a full range of fiber amplifiers and Raman pump lasers that enable optical transmission over very long distances. We design and manufacture transponders and muxponders by leveraging our system-on-a-chip design competency requiring very large scale integration. IPG's fiber amplifiers are deployed in some of the world's largest broadband FTTH networks. In addition, we design and manufacture transceivers for interconnecting electronic equipment within telecommunications, cable MSO, and data center networks.
DWDM.    DWDM is a technology that expands the capacity of optical networks, allowing service providers to extend the life of existing fiber networks and reduce operating and capital costs by maximizing bandwidth capacity. We provide a broad range of high-power products for DWDM applications including EDFAs and Raman lasers. We provide a DWDM transport system that offers service providers and private network operators a simple, flexible, optical layer solution scalable to 80 channels that aggregates and multiplexes multiprotocol clients into optical transport network signals operating at 10, 40 and 100 gigabits per second per channel. We also provide both fixed wavelength DWDM transceivers and tunable DWDM transceivers that are capable of dynamically tuning across a range of wavelengths.
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
Specialty Optical Fibers
We have extensive expertise in the disciplines and techniques that form the basis for the multi-clad active and passive optical fibers used in our products. Active optical fibers form the laser cavity or gain medium in which lasing or amplification of light occurs in our products. Passive optical fibers deliver the optical energy created in our products. Our active fibers consist of an inner core that is infused with the appropriate rare earth ion, such as ytterbium, erbium or thulium, and outer cores of un-

doped glass having different indices of refraction. We believe that our large portfolio of specialty active and passive optical fibers has a number of advantages as compared to other commercially available optical fibers. These advantages include higher concentrations of rare earth ions, fibers that will not degrade at the high power levels over the useful life of the product, high lasing efficiency, ability to achieve single-mode outputs at high powers, ability to withstand high optical energies and temperatures and scalable side-pumping capability.
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
Customers
We sell our products globally to OEMs, system integrators and end users in a wide range of diverse markets who have the in-house engineering capability to integrate our products into their own systems. We have thousands of customers worldwide. Our primary end market is materials processing, comprised of general manufacturing, automotive, heavy industry, aerospace, consumer products, medical device manufacturing, natural resources, photovoltaic, semiconductor and electronics. We estimate that in 2016, approximately 51%, 18% and 11% of our net sales were generated from sales for cutting, welding and brazing, and marking and engraving applications, respectively. In both 2015 and 2014, approximately 50%, 18% and 15% of our net sales were generated from sales for cutting, welding and brazing, and marking and engraving applications, respectively. These estimates are based upon customer information and when customer information has not been provided, upon our best information and belief. Within each of these applications, the lasers may vary substantially in terms of output powers depending upon the types of materials processed (e.g., thick steel cutting, aluminum cutting and fine metal cutting) and the industry served within the diverse materials processing end market, some of which are listed above. We also sell our products to other end markets, including advanced applications (comprised of commercial companies, universities, research entities and government entities), communications (comprised of system integrators, utilities and municipalities) and medical (comprised of medical laser systems manufacturers and researchers). We believe that our customer, geographic and end market diversification minimizes dependence on any single industry or group of customers.
The following table shows the allocation of our net sales (in thousands) among our principal markets:

	Year Ended December 31,
	2016		2015		2014
		% of Total		% of Total
Materials Processing	$942,119	93.6%	$849,335	94.2%	$731,274	95.0%
Other applications:
Advanced Applications	28,166	2.8	28,866	3.2	25,704	3.3
Communications	28,823	2.9	14,399	1.6	8,523	1.1
Medical	7,065	0.7	8,665	1.0	4,331	0.6
Total other applications:	64,054	6.4	51,930	5.8	38,558	5.0
Total	$1,006,173	100.0%	$901,265	100.0%	$769,832	100.0%
In 2016, none of our customers accounted for more than 10% of our net sales. One of our customers, Han's Laser, headquartered in China, accounted for 13% and 11% of our net sales and in 2015 and 2014, respectively. No other customer accounted for 10% or more of our net sales for 2015 or 2014.
Our net sales (in thousands) were derived from customers in the following geographic regions:

	Year Ended December 31,
	2016		2015		2014
		% of Total		% of Total		% of Total
United States and other North America (1)	$141,184	14.0%	$131,525	14.6%	$113,233	14.7%
Europe:
Germany	90,893	9.1	93,802	10.4	77,404	10.1
Other including Eastern Europe/CIS	224,836	22.3	189,123	21.0	173,018	22.5
Asia and Australia:
China	358,476	35.7	311,946	34.7	245,102	31.9
Japan	88,592	8.8	76,033	8.4	72,573	9.4
Other	100,052	9.9	95,494	10.6	85,426	11.1
Rest of World	2,140	0.2	3,342	0.3	3,076	0.3
Total	$1,006,173	100.0%	$901,265	100.0%	$769,832	100.0%
(1) The substantial majority of sales in North America are to customers in the United States.
Backlog
At December 31, 2016, our backlog of orders (generally scheduled for shipment within one year) was approximately $413.9 million compared to $442.5 million at December 31, 2015. At December 31, 2016, our backlog included $226.7 million of orders with firm shipment dates and $187.2 million of frame agreements that we expect to ship within one year, compared to $185.1 million of orders with firm shipment dates and $257.4 million of frame agreements at December 31, 2015. Frame agreements generally are agreements without committed shipment dates. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, we have not experienced a significant cancellation rate in ordinary economic conditions. We manage the risk of cancellation by establishing the right to charge a cancellation fee that generally covers a portion of the purchase price, any materials and development costs incurred prior to the order being canceled. Our ability to enforce this right depends on many factors including, but not limited to, the customer's requested length of delay, the number of other outstanding orders with the customer and our ability to quickly convert the canceled order to another sale.
We anticipate shipping a substantial majority of the present backlog during fiscal year 2017. However, our backlog at any given date is not necessarily indicative of actual sales for any future period.
Sales, Marketing and Support
We market our products internationally primarily through our direct sales force. Our direct sales force sells to end users, OEMs and systems integrators. Once our fiber laser products are designed into an OEMs' system, the OEM's sales force markets its systems, allowing us to take advantage of numerous OEMs' sales forces, each typically having several sales persons in locations other than where our sales offices are located. We have sales offices in the countries in which we have major manufacturing: United States, Germany and Russia. We also have sales and service offices in the following countries: Brazil, China, Czech Republic, France, India, Italy, Japan, Poland, Singapore, South Korea, Spain, Turkey and the United Kingdom. We have materials processing application centers in the United States, Germany, Russia, China, Italy, Japan and South Korea, which we use to demonstrate our products and develop new applications. Our application centers are fundamental to developing new laser applications for customers and assisting them in integrating lasers into their production processes.
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
Our vertically integrated manufacturing operations include optical preform making, specialty fiber drawing, semiconductor wafer growth, diode processing and packaging, specialty optical component manufacturing, fiber block and fiber module assembly for different power units, circuit board, software and electronics development and production, crystal growth, cleaning and polishing, machining of metal parts and casings and final assembly of finished product. In addition we make some of the testing, tool manufacturing and automated production systems that we use in our own manufacturing processes. Over the last several years, we added additional production capabilities, including five multi-wafer growth reactors, diode test stations, fiber pre-form and fiber drawing equipment and low, mid and high-power laser production and testing, in order to increase our capacity as well as reduce the risks associated with our production process.
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
Our research and development efforts are also directed at expanding our product line by increasing power levels, improving beam quality and electrical efficiency, decreasing the size of our products and lowering the cost per watt. We also are engaged in research projects to expand the spectral range of products that we offer, including the development of UV pulsed fiber lasers, ultra-fast pulsed fiber lasers, and a mid-infrared ("IR") line of lasers from 2 to 5 microns, with a hybrid fiber and crystal laser design. We are also investing our research and development funds on laser systems, products for medical applications, and telecommunications products and components. Our team of experienced scientists and engineers works closely with many of our customers to develop and introduce custom products and laser processing that address specific applications and performance requirements.
We incurred research and development costs of approximately $78.6 million, $63.3 million and $53.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. We expect to continue our commitment to research and development and to introduce new products, systems and complementary products that would allow us to maintain our competitive position. See Item 7, "Management's Discussion and Analysis of Financial Condition of Results of Operations."
Intellectual Property
We seek to protect our proprietary technology primarily through the U.S. and foreign laws affording protection for trade secrets, and to seek U.S. and foreign patent, copyright and trademark protection of our products and processes where appropriate. Historically, we relied primarily on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. We seek to protect our trade secrets and proprietary information, in part, by requiring our employees to enter into agreements providing for the maintenance of confidentiality and the assignment to us of rights to inventions that they make while we employ them. We also enter into non-disclosure agreements with our consultants and suppliers to protect confidential information delivered to them. We believe that our vertical integration, including our extensive experience in making a wide range of specialty and high-power capacity components, as well as our technology platform make it difficult for others to reverse engineer our products.
We have increased our efforts to expand our patent portfolio globally. As of February 13, 2017, we have over 240 patents issued and over 380 pending patent applications worldwide relating principally to optical fiber lasers, amplifiers, bulk optics, semiconductors, laser and telecommunications systems and applications of fiber lasers. With respect to the United States, we were issued 19 patents and we filed 29 applications containing new subject matter in 2016. We own a portfolio of photonics patents in the fields of optical fiber lasers and amplifiers, semiconductor devices, integrated optics, fiber gratings, high-speed systems and optical networking. Intellectual property rights, including those that we own, those that we license and those of others, involve significant risks. See Item 1A, "Risk Factors-Our Inability to Protect Our Intellectual Property and Proprietary Technologies Could Result in the Unauthorized Use of Our Technologies by Third Parties, Hurt Our Competitive Position and Adversely Affect Our Operating Results."
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
We believe we compete favorably with respect to these criteria. In the materials processing market, the competition is fragmented and includes a large number of competitors. We compete with makers of high-power CO2, YAG and disc lasers, including Coherent, Inc., Fanuc Corporation, Inc. and Trumpf GmbH + Co. KG, makers of mid and low-power CO2, solid-state lasers such as Coherent, Inc., GSI Group Inc., and direct diode lasers such as Laserline GmbH and TeraDiode, Inc. We also compete with fiber laser makers, including Trumpf GmbH + Co. KG, Coherent Inc., Hypertherm, Inc., Fanuc Corporation, Furukawa Electric Co., Ltd., Keopsys SA, Mitsubishi Cable Industries, Ltd., , Ltd., Raycus Fiber Laser Technologies Co. Ltd., Maxphotonics Co., Ltd, nLight Corporation and Lumentum Holdings Inc. Several competitors and customers recently introduced fiber lasers or announced plans to produce fiber lasers that compete with our products. We believe that we compete favorably with other makers of fiber lasers on price and value to customer, reliability, service and performance.
We also compete in the materials processing, advanced and medical applications markets with end users that produce their own solid-state and gas lasers as well as with manufacturers of non-laser methods and tools, such as traditional non-laser welding and cutting dies in the materials processing market and scalpels in the medical market.
Some of our competitors are larger than we are and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do.
Employees
As of December 31, 2016, we had approximately 4,230 full-time employees, including 470 in research and development, 3,300 in manufacturing operations, 190 in sales, service and marketing, and 270 in general and administrative functions. Of our total full-time employees at our principal facilities, approximately 1,640 were in the United States, 880 were in Germany, 1,310 were in Russia and 170 were in China. We have never experienced a work stoppage, and none of our employees are subject to a collective bargaining agreement. We believe that our current relations with our employees are good. We also have approximately 280 independent contractors worldwide who are principally used in manufacturing operations.
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
Availability of Reports
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available free of charge on our web site at www.ipgphotonics.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC") (www.sec.gov). We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary. The information included on our website is not a part of, nor is it incorporated by reference into, this annual report on Form 10-K.
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
Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers in the materials processing market, which includes general manufacturing, automotive, aerospace, other transportation, heavy industry, electronics and photovoltaic industries. Approximately 93% of our revenues in 2016 were from customers in the materials processing market. Although applications in this market are broad, sales for these applications are cyclical and have historically experienced sudden and severe downturns and periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. For example, our sales decreased by 25% in the materials processing market in 2009 as a result of the global economic recession. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in these industries or markets, which, in turn, depend upon the demand for their products or services. Decreased demand for products and services from customers for these applications during an economic downturn may lead to decreased demand for our products, which would reduce our sales and margins. We may not be able to respond by decreasing our expenses quickly enough or sufficiently, due in part, to our fixed overhead structure related to our vertically integrated operations and our commitments to continuing investment in research and development and infrastructure for long term growth.
Uncertainty and adverse changes in the general economic conditions of markets in which we participate negatively affect our business.
Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the materials processing, telecommunications, advanced and medical markets and applications in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the markets and applications we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. A significant portion of our sales are to customers in China, which accounted for 36%, 35% and 32% in 2016, 2015 and 2014, respectively. A slowing of economic growth or recession, other adverse economic developments or uncertainty in any of our key markets, including in China, would slow our growth rates or may result in a decrease in our sales. Adverse changes have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our lasers and amplifiers, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products. An economic downturn could have a material adverse effect on our business, financial condition and results of operations.

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
In addition, we face competition from a growing number of fiber laser makers, including Trumpf GmbH + Co. KG, Coherent Inc., Hypertherm, Inc., Fanuc Corporation, The Furukawa Electric Co., Ltd., Keopsys SA, Mitsubishi Cable Industries, Ltd., Raycus Fiber Laser Technologies Co. Ltd., Maxphotonics Co., Ltd., nLight Corporation and Lumentum Holdings Inc. Several competitors and customers recently introduced fiber lasers or announced plans to produce fiber lasers that compete with our products. We may not be able to successfully differentiate our current and proposed products from our competitors' products and current or prospective customers may not consider our products to be superior to competitors' products. To maintain our competitive position, we believe that we will be required to continue a high level of investment in research and development, application development, manufacturing facilities and customer service and support, and to react to market pricing conditions. We may not have sufficient resources to continue to make these investments and we may not be able to make the technological advances or price adjustments necessary to maintain our competitive position. In addition, there are no assurances that our investments in research and development, application development and customer service and support will be successful. We also compete against our OEM customers' internal production of competitive laser and amplifier technologies.
The laser and amplifier industries are experiencing declining average selling prices, which could cause our gross margins to decline and harm our operating results.
Products in the laser and amplifier industries generally, and our products specifically, are experiencing and may in the future continue to experience a significant decline in average selling prices ("ASPs") as a result of new product and technology introductions, increased competition and price pressures from significant customers. If the ASPs of our products decline further and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of our significant fixed costs, we are limited in our ability to reduce total costs quickly in response to any revenue shortfalls. Because of these factors, we have experienced and we may experience in the future material adverse fluctuations in our operating results on a quarterly or annual basis if the ASPs of our products continue to decline.
Our sales growth depends upon our ability to penetrate new applications and end markets for fiber lasers and increase our market share in existing applications.
Our level of sales will depend on our ability to generate sales of fiber lasers in applications where conventional lasers, such as CO2 and YAG lasers, have been used or in new and developing markets and applications for lasers where they have not been used previously. To date, a significant portion of our revenue growth has been derived from sales of fiber lasers primarily for applications where CO2 and YAG lasers historically have been used. We have made significant sales into the cutting, welding and marking and engraving applications, three large applications where conventional lasers are used. As fiber lasers reach higher levels of penetration in core materials processing applications, the development of new applications, end markets and products outside our core applications becomes more important to our growth. In order to maintain or increase market demand for our fiber laser products, we will need to devote substantial resources to:

•	demonstrate the effectiveness of fiber lasers in new applications for materials processing, medical, communications or other applications such as cinema and projection;

•	successfully develop new product lines, such as UV, visible and ultra-fast fiber lasers, that extend our product line to address different applications than our current products;

•	increase our direct and indirect sales efforts;

•	effectively service and support our installed product base on a global basis;

•	effectively meet growing competition and pricing pressures; and

•	continue to reduce our manufacturing costs and enhance our competitive position.

Potential customers may have substantial investments and know-how related to their existing laser and non-laser technologies. They may perceive risks relating to the reliability, quality, usefulness and profitability of integrating of fiber lasers in their systems when compared to other laser or non-laser technologies available in the market or that they manufacture themselves. Despite fiber lasers having better performance and prices compared to other lasers or tools, OEM customers may be reluctant to switch incumbent suppliers or we may miss the design cycles of our customers. Many of our target markets, such as the automotive, machine tool and other manufacturing, communications and medical industries, have historically adopted new technologies slowly. These markets often require long test and qualification periods or lengthy government approval processes before adopting new technologies.
If we are unable to implement our strategy to develop new applications and end markets for our products or develop new products, our revenues, operating results and financial condition could be adversely affected. We cannot assure you that we will be able to successfully implement our business strategy in part or whole. In addition, any newly developed or enhanced products may not achieve market acceptance or may be rendered obsolete or less competitive by the introduction of new products by other companies.

Our vertically integrated business results in high levels of fixed costs and inventory levels that may adversely impact our gross profits and our operating results in the event that demand for our products declines or we maintain excess inventory levels.
We have a high fixed cost base due to our vertically integrated business model, including the fact that approximately 78% of our approximately 4,230 employees as of December 31, 2016 were employed in our manufacturing operations. We may not adjust these fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions. Our gross profit, in absolute dollars and as a percentage of net sales, is impacted by our sales volume, the corresponding absorption of fixed manufacturing overhead expenses and manufacturing yields. In addition, because we are a vertically integrated manufacturer and design and manufacture our key specialty components, insufficient demand for our products may subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to expected demand, we may need to record write-downs for excess or obsolete inventory. Because we are vertically integrated, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we continue to expect to have a significant amount of working capital invested in inventory. Changes in our level of inventory lead to an increase in cash generated from our operations when inventory is sold or a decrease in cash generated from our operations at times when the amount of inventory increases.
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
To maintain our competitive position as the leading developer and manufacturer of fiber lasers and to meet anticipated demand for our products, we invest significantly in the expansion of our manufacturing and operations throughout the world and may do so in the future. We incurred in the past and will incur in the future significant costs associated with the acquisition, build-out and preparation of our facilities. We had capital expenditures of $127.0 million and $70.1 million in 2016 and 2015, respectively, and we expect to incur approximately $90 million to $100 million in capital expenditures, excluding acquisitions, in 2017. In connection with these projects, we may incur cost overruns, construction delays, labor difficulties or regulatory issues which could cause our capital expenditures to be higher than what we currently anticipate, possibly by a material amount, which would in turn adversely impact our operating results. Moreover, we may experience higher costs due to yield loss, production inefficiencies and equipment problems until any operational issues associated with the opening of new manufacturing facilities are resolved.
A few customers account for a significant portion of our sales, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations could be adversely affected.
We rely on a few customers for a significant portion of our sales. In the aggregate, our top five customers accounted for 22%, 25% and 23% of our consolidated net sales in 2016, 2015 and 2014, respectively. Our largest customer is located in China and accounted for 9%, 13% and 11% of sales in 2016, 2015 and 2014, respectively. A few of our larger customers are making fi ber lasers or announced plans to develop fiber lasers. We generally do not enter into agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be adversely affected.
Foreign currency risk may negatively affect our net sales, cost of sales and operating margins and could result in exchange losses.
We conduct our business and incur costs in the local currency of most countries in which we operate. In 2016, our net sales outside the United States represented a substantial majority of our total sales. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it operates or holds assets or liabilities in currencies different than their functional currency. Changes in exchange rates can also affect our results of operations when the value of sales and expenses of foreign subsidiaries are translated to U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which may have an adverse effect on our financial condition, cash flows and profitability.
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
Political, economic and monetary instability and changes in governmental regulations or policies, including trade tariffs and protectionism, could adversely affect both our ability to effectively operate our foreign sales offices and the ability of our foreign suppliers to supply us with required materials or services. Any interruption or delay in the supply of our required components, products, materials or services, or our inability to obtain these components, materials, products or services from alternate sources at acceptable prices and within a reasonable amount of time, could impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.
We are subject to risks of doing business in Russia through our subsidiary, NTO IRE-Polus, which provides components and test equipment to us and sells finished fiber devices to customers in Russia and neighboring countries as well as finished lasers to China. Further, approximately 36% of our sales are to customers in China. The results of our operations, business prospects and facilities in these two countries are subject to the economic and political environment in Russia and China. In recent years, both countries have undergone substantial political, economic and social change. As is typical of an emerging economy, neither China nor Russia possesses a well-developed business, financial, legal and regulatory infrastructure that would generally exist in a more mature free market economy. In addition, tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. The future economic direction of these two emerging market countries remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. Our failure to manage the risks associated with our operations in Russia and China and our other existing and potential future international business operations could have a material adverse effect upon our results of operations.
Events over the past few years in Ukraine and Crimea have resulted in the United States and the European Union imposing and escalating sanctions on Russia and certain businesses, sectors and individuals in Russia. The United States and the European Union also suspended the granting of certain types of export licenses to Russia. Russia has imposed its own sanctions on certain individuals in the U.S. and may be considering other sanctions on the U.S. and the European Union or certain businesses or individuals from them. We have a large manufacturing facility and research and development operations in Russia which supplies components to our U.S. and German manufacturing facilities and finished lasers to our subsidiary in China. In addition, we supply components from our U.S. and German manufacturing facilities to our Russian facility. Should there be any disruption of our supplies from or to our Russian operations, or should the United States, the European Union or Russia implement different sanctions, our production and/or deliveries as well as results of operations would be affected. For example, various trade sanctions against Iran and Syria require U.S. government authorization for sales there. We may be subject to legal liability, enhanced disclosure requirements and reputational damage if we sell goods or services in violation of U.S. trade sanctions on such countries.
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
We have experienced, and expect to continue to experience, fluctuations in our quarterly operating results. We believe that fluctuations in quarterly results may cause the market price of our common stock to fluctuate, perhaps substantially. Factors which may have an influence on our operating results in a particular quarter include:

•	the increase, decrease, cancellation or rescheduling of significant customer orders;

•	the timing of revenue recognition based on the installation or acceptance of certain products shipped to our customers;

•	seasonality attributable to different purchasing patterns and levels of activity throughout the year in the areas where we operate;

•	the timing of customer qualification of our products and commencement of volume sales of systems that include our products;

•	our ability to obtain export licenses for our products on a timely basis or at all;

•	the rate at which our present and future customers and end users adopt our technologies;

•	the gain or loss of a key customer;

•	product or customer mix;

•	competitive pricing pressures and new market entrants;

•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	our ability to manage our inventory levels and any provisions for excess or obsolete inventory;

•	our ability to collect outstanding accounts receivable balances;

•	the incurrence of expenses to develop and improve application and support capabilities, the benefits of which may not be realized until future periods, if at all;

•	the incurrence of expenses related to impairment of values for goodwill, intangibles and other long-lived assets;

•	different capital expenditure and budget cycles for our customers, which affect the timing of their spending;

•	foreign currency fluctuations;

•	economic and market conditions in a particular geography or country; and

•	our ability to control expenses.
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
We generally do not enter into long-term agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules and, in some cases, orders may be canceled or delayed without significant penalty. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. In addition, due to the absence of long-term volume purchase agreements, we forecast our revenues and plan our production and inventory levels based upon the demand forecasts of our OEM customers, end users and distributors, which are highly unpredictable and can fluctuate substantially. This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. In addition, provisions have been recorded as a result of changes in market prices of certain components, the value of those inventories that was realizable through finished product sales due to declines in certain end market demand and uncertainties related to the recoverability of the value of inventories due to technological and product changes, and excess quantities. In this regard, we recorded provisions for slow-moving, obsolete or excess inventory totaling $22.8 million, $15.4 million and $11.3 million in 2016, 2015 and 2014, respectively. If our OEM customers, end users or distributors fail to accurately forecast the demand for our products, fail to accurately forecast the timing of such demand, or are unable to consistently negotiate acceptable purchase order terms with customers, our results of operations may be adversely affected.
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
Our future success is substantially dependent on the continued service of our executive officers, particularly our founder and chief executive officer, Dr. Valentin P. Gapontsev, age 78, and the chief operating officer, Dr. Eugene Scherbakov, age 69, our highly trained team of scientists, many of whom have numerous years of experience and specialized expertise in optical fibers, semiconductors and optical component technology, and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may leave, which could harm our business. The members of our scientific staff who are expected to make significant individual contributions to our business are also members of our executive management team as disclosed under Item 10, "Directors, Executive Officers and Corporate Governance" below. Furthermore, our business requires scientists and engineers with experience in several disciplines, including physics, optics, materials sciences, chemistry and electronics. We will need to continue to recruit and retain highly skilled scientists and engineers for certain functions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled research and development, managerial, operations, sales, marketing and customer service personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to extend and maintain our scientific expertise and grow our business could suffer significantly.
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
Given the global nature of our business, we have both domestic and international investments. At December 31, 2016, 48% of our cash, cash equivalents and marketable securities were in the United States and 52% were outside the United States. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, prevailing interest rates, financial results, economic risk, political risk, sovereign risk or other factors. Also, our investments may be negatively affected by events that impact the banks or depositories that hold our investments. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although we have not realized any significant losses on our cash, cash equivalents and marketable securities, future fluctuations in their value could result in a significant realized loss.
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
Sales of a substantial number of shares of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. As of December 31, 2016, we had 53,251,805 shares of common stock outstanding and 2,485,528 shares subject to outstanding options, restricted stock units and performance stock units. We have registered all shares of common stock that we may issue under our stock option plans and our employee stock ownership plan. In addition, all of the unregistered shares of our common stock are now eligible for sale under Rule 144 or Rule 701 under the Securities Act. As these shares are issued, they may be freely sold in the public market subject, in the case of any awards under our stock-based compensation plans, to applicable vesting requirements.
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
Dr. Gapontsev and the trusts may vote their shares of our common stock in ways that are adverse to the interests of other holders of our common stock. These significant ownership interests could delay, prevent or cause a change in control of the Company, any of which could adversely affect the market price of our common stock.
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
Provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with the Company or obtaining control of our company. Specifically, Section 203 of the Delaware General Corporation Law, which will apply to the Company following such time as Dr. Gapontsev (together with his affiliates and associates) ceases to beneficially own 25% or more of the total voting power of our outstanding shares, may prohibit business combinations with stockholders owning 15% or more of our outstanding voting stock.
If securities analysts stop publishing research or reports about our business, or if they downgrade our stock, the price of our stock could decline.
The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us. If one or more of these analysts who cover us downgrade our stock, our stock price would likely decline. Further, if one or more of these analysts cease coverage of the Company, we could lose visibility in the market, which in turn could cause our stock price to decline.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our main facilities at December 31, 2016 include the following:

Location	Owned or Leased	Lease Expiration	Approximate Size (sq. ft.)	Primary Activity
Oxford, Massachusetts	Owned	—	423,600	Diodes, components, complete device manufacturing, administration
Marlborough, Massachusetts	Owned	—	112,000	Manufacturing, administration
	Owned	—	97,500	Components, administration
Burbach, Germany	Owned	—	303,300	Optical fiber, components, final assembly, complete device manufacturing, administration
Moscow Russia	Owned	—	51,500	Components, complete device manufacturing
Fryazino, Russia	Leased	September 2019	73,500	Components, complete device manufacturing
	Owned	—	411,000	Optical fiber, components, complete device manufacturing, administration
Manchester, New Hampshire	Leased	March 2017	63,000	Components, complete device manufacturing, administration
Beijing, China	Owned	—	34,500	Administration, service
	Leased	May 2019	20,100	Service
Shanghai, China	Leased	April 2019	20,000	Administration, service
Cerro Maggiore, Italy	Owned	—	33,000	Complete device manufacturing, administration
Daejeon, South Korea	Owned	—	24,000	Administration, service
Novi, Michigan	Owned	—	16,000	Administration, service
Santa Clara , California	Leased	December 2017	15,400	Components, complete device manufacturing, administration
Mountain View, California	Leased	August 2017	12,400	Components, administration
Yokohama, Japan	Owned	—	11,000	Administration, service
Sao Paolo, Brazil	Leased	November 2021	10,700	Administration, service
Chubu, Japan	Owned	—	10,300	Administration, service
Total sq.ft. occupied:			1,742,800
We maintain our corporate headquarters in Oxford, Massachusetts, and we operate four manufacturing facilities for lasers, laser systems, amplifiers and components, which are located in the United States, Germany, Russia and Italy. We are committed to meeting internationally recognized manufacturing standards. Our facilities in the United States and Germany are ISO 9001 certified, and we have ISO certification in Russia for specific products. We conduct our major research and development activities in Oxford, Massachusetts: Burbach, Germany; and Fryazino, Russia. In addition, research and development are also conducted at our facilities in Manchester, New Hampshire: Birmingham, Alabama: Mountain View, California: and Marlborough, Massachusetts. We have sales personnel at each of our manufacturing facilities, and at offices in Novi, Michigan; Santa Clara, California; Bristol, England; Ilkirch, France; Bangalore, India; Beijing, Shanghai and Shenzhen, China; Istanbul, Turkey; Singapore; Barcelona, Spain; Gliwice, Poland; and Sao Paolo, Brazil.
We plan to continue our expansion of our operations in Russia, Germany and the United States to meet the demand for our products and our sales and support needs. In December 2016, we agreed to purchase land and buildings in Burbach, Germany to be used for manufacturing, research and storage. Under the agreement, we acquired a 70,000 square foot building in December 2016 and will acquire a 447,000 square foot building complex in 2018. We believe that we will be able to obtain additional land or commercial space as needed. The additional expansion for Russia, Germany and the United States will provide an approximately additional 54,100 square feet, 114,500 square feet, and 145,500 square feet, respectively once these additions are completed and occupied in 2017. With the amount occupied as of December 31, 2016, once all expansions are completed in 2017, we will have approximately 2.1 million square feet of occupied space to continue to execute on our planned strategies.
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

	Common Stock Price Range
	High	Low
First Quarter ended March 31, 2015	$101.69	$69.86
Second Quarter ended June 30, 2015	$102.49	$81.88
Third Quarter ended September 30, 2015	$96.50	$71.63
Fourth Quarter ended December 31, 2015	$95.12	$70.21
First Quarter ended March 31, 2016	$98.26	$73.55
Second Quarter ended June 30, 2016	$102.90	$76.22
Third Quarter ended September 30, 2016	$88.76	$76.64
Fourth Quarter ended December 31, 2016	$102.46	$81.00
As of February 22, 2017, there were 53,517,149 shares of our common stock outstanding held by approximately 40 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
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
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG THE COMPANY, THE NASDAQ COMPOSITE INDEX AND RUSSELL 3000 INDEX

	5-Year Cumulative Total Return
	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
IPG Photonics Corporation (IPGP)	$100.00	$196.78	$229.14	$221.20	$263.24	$291.44
Nasdaq Composite (U.S. & Foreign)	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63
Russell 3000 Index	$100.00	$113.98	$149.25	$164.85	$162.42	$179.34
The above graph represents and compares the value, through December 31, 2016, of a hypothetical investment of $100 made at the closing price on December 31, 2011 in each of (i) our common stock, (ii) the NASDAQ Composite Stock Index and (iii) the Russell 3000 Index, in each case assuming the reinvestment of dividends. The stock price performance shown in this graph is not necessarily indicative of, and not is intended to suggest, future stock price performance.
Dividends
We declared and paid a special cash dividend on our capital stock in December 2012 of $33.4 million or $0.65 per share. We anticipate that we will retain future earnings to support operations, fund acquisitions and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account any business conditions, any contractual and legal restrictions on our payment of dividends, and our financial condition, operating results, cash needs, growth plans and other factors. In addition, a current agreement with one lender contains a restrictive covenant that prohibits us from paying cash dividends, making any distribution on any class of stock or making stock repurchases if a breach of a financial covenant or an event of default exists or would result from the dividend, distribution or repurchase.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities during the past year.

Issuer Purchases of Equity Securities
The following table shows repurchases of our common stock in the fiscal quarter ended December 31, 2016.

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 — October 31, 2016	36,069	(1),(2)	$83.38	$—	$93,515
November 1, 2016 — November 30, 2016	3,979	(2)	96.73	—	93,130
December 1, 2016 — December 31, 2016	22,451	(1),(2)	98.83	—	91,054
Total	62,499		$89.78	$—	$91,054

(1)
In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the fourth quarter of 2016, the Company withheld 1,525 shares at an average price of $98.63.

(2)
In July 2016, the Board of Directors authorized a share repurchase program (the "Program"). Under the Program, the Company's management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees and directors under its various employee and director equity compensation and employee stock purchase plans from January 1, 2016 through December 31, 2017. The Program limits aggregate share repurchases to no more than $100 million over a period ending June 30, 2018. For the fourth quarter of 2016, the Company repurchased 60,974 shares of its common stock with an average price of $89.56 per share in the open market. Since the beginning of the Program, the Company has purchased $8,946 in shares pursuant to the Program.

Information Regarding Equity Compensation Plans
The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2016:
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, RSUs and PSUs (a)	Weighted-Average Exercise Price of Outstanding Options, RSUs and PSUs (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	2,485,528	$64.51	4,707,611
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	2,485,528		4,707,611
ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, is derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2014, 2013 and 2012, and for the years ended December 31, 2013 and 2012, is derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results for any future period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$1,006,173	$901,265	$769,832	$648,034	$562,528
Cost of sales	453,933	409,388	353,314	308,136	257,801
Gross profit	552,240	491,877	416,518	339,898	304,727
Operating expenses:
Sales and marketing	38,393	31,868	30,637	26,692	23,845
Research and development	78,552	63,334	53,403	41,660	31,401
General and administrative	66,486	57,192	55,338	50,863	39,231
Loss (gain) on foreign exchange	4,496	(2,560)	(6,618)	2,536	1,362
Total operating expenses	187,927	149,834	132,760	121,751	95,839
Operating income	364,313	342,043	283,758	218,147	208,888
Interest income (expense), net	1,304	(301)	(77)	(1)	319
Other income (expense), net	948	(125)	793	155	8
Income before provision for income taxes	366,565	341,617	284,474	218,301	209,215
Provision for income taxes	(105,849)	(99,590)	(84,029)	(62,521)	(61,471)
Net income	260,716	242,027	200,445	155,780	147,744
Less: Net (loss) income attributable to noncontrolling interests	(36)	(127)	—	—	2,740
Net income attributable to IPG Photonics Corporation	260,752	242,154	200,445	155,780	145,004
Net income attributable to common shareholders	$260,752	$242,154	$200,445	$155,780	$145,004
Net income per share:
Basic	$4.91	$4.60	$3.85	$3.02	$2.87
Diluted	$4.85	$4.53	$3.79	$2.97	$2.81
Weighted-average shares outstanding:
Basic	53,068	52,676	52,104	51,548	50,477
Diluted	53,797	53,427	52,824	52,375	51,536
Dividends per common share	$—	$—	$—	$—	$0.65

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$623,855	$582,532	$522,150	$448,776	$384,053
Short-term investments	206,779	106,584	—	—	—
Working capital, excluding cash and cash equivalents and short-term investments (1)	312,053	271,683	237,546	225,365	152,334
Total assets	1,789,999	1,453,429	1,210,887	1,061,216	895,498
Revolving line-of-credit facilities	—	—	2,631	3,296	2,442
Long-term debt, including current portion	40,823	19,667	33,000	12,666	15,519
Noncontrolling interests and redeemable noncontrolling interests	166	1,137	—	—	—
IPG Photonics Corporation equity	1,557,558	1,259,528	1,046,561	927,969	742,927

(1)
While applying the provisions of Accounting Standards Update ("ASU") No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" (ASU 2015-17), retrospectively, the adoption of this standard resulted in the reclassification of short-term deferred tax assets and short-term deferred tax liabilities to be long-term. The effect reduced the working capital for the years ended December 31, 2015, 2014, 2013 and 2012 by $17.2 million, $12.1 million, $12.1 million, and $3.1 million, respectively from the originally reported amounts.

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
Overview
We develop and manufacture a broad line of high-performance fiber lasers, fiber amplifiers and diode lasers that are used in numerous applications, primarily in materials processing. We sell our products globally to OEMs,system integrators and end users. We market our products internationally primarily through our direct sales force.
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
Cost of sales. Our cost of sales consists primarily of the cost of raw materials and components, direct labor expenses and manufacturing overhead. We are vertically integrated and currently manufacture all critical components for our products as well as assemble finished products. We believe our vertical integration allows us to increase efficiencies, leverage our scale and lower our cost of sales. Cost of sales also includes personnel costs and overhead related to our manufacturing, engineering and service operations, related occupancy and equipment costs, shipping costs and reserves for inventory obsolescence and for warranty obligations. Inventories are written off and charged to cost of sales when identified as excess or obsolete.
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
Net sales. Our net sales grew from $648.0 million in 2013 to $1,006.2 million in 2016, representing a three year compound annual growth rate of approximately 16%. Net sales growth was driven by (i) increasing demand for our products, fueled by their superior performance and decreasing average cost per watt of output power which has resulted in a substantial improvement in their competitiveness and increased market share compared to traditional lasers including CO2 and YAG lasers, (ii) increased sales of fiber lasers for cutting and welding applications and the development of OEM customers in these applications. (iii) the introduction of new products, including our high-power lasers with higher output power levels, quasi-continuous wave ("QCW") lasers, laser systems, high-power pulsed lasers and optical heads and other accessories and (iv) the development of new applications for our products. Our annual revenue growth rates have varied. Net sales increased by 12%, 17% and 19% in 2016, 2015 and 2014, respectively.
Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 93% of our revenues in 2016 were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers for materials processing and will be subject to the broader fluctuations of capital equipment spending.
Our net sales have historically fluctuated from quarter to quarter. The increase or decrease in sales from a prior quarter can be affected by the timing of orders received from customers, the shipment, installation and acceptance of products at our customers' facilities, the mix of OEM orders and one-time orders for products with large purchase prices, economic and political conditions in a certain country or region and seasonal factors such as the purchasing patterns and levels of activity throughout the year in the regions where we operate. Historically, our net sales have been higher in the second half of the year than in the first half of the year. Furthermore, net sales can be affected by the time taken to qualify our products for use in new applications in the end markets that we serve. The adoption of our products by a new customer or qualification in a new application can lead to an increase in net sales for a period, which may then slow until we penetrate new markets or obtain new customers.
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
We invested $127.0 million, $70.1 million and $88.6 million in capital expenditures in 2016, 2015 and 2014, respectively. Most of this investment relates to expansion of our manufacturing capacity and, to a lesser extent, research and development and sales-related facilities.
A high proportion of our costs is fixed so costs are generally difficult or may take time to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. If we expand capacity faster than is required by sales growth, gross margins could be negatively affected. Gross margins generally decline if production volumes are lower as a result of a decrease in sales or a reduction in inventory because the absorption of fixed manufacturing costs will be reduced. Gross margins generally improve when the opposite occurs. If both sales and inventory decrease in the same period, the decline in gross margin may be greater if we cannot reduce fixed costs or choose not to reduce fixed costs to match the decrease in the level of production. If we experience a decline in sales that reduces absorption of our fixed costs, or if we have production issues, our gross margins will be negatively affected.
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $22.8 million, $15.4 million and $11.3 million in 2016, 2015 and 2014, respectively.
Sales and marketing expense. We expect to continue to expand our worldwide direct sales organization, build and expand applications centers, hire additional sales and marketing personnel at our existing and new geographic locations as well as to support sales of new product lines, increase the number of units for demonstration purposes and otherwise increase expenditures on sales and marketing activities in order to support the growth in our net sales. As such, we expect that our sales and marketing expenses will increase in the aggregate.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 22%, 25% and 23% in 2016, 2015 and 2014. In 2016, none of our customers accounted for more than 10% of our net sales and in 2015 and 2014, sales to our largest customer accounted for 13%, and 11% of our net sales, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase our fiber lasers or amplifiers. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
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
Accounts Receivable and Allowance for Doubtful Accounts.    Accounts receivable include $24.0 million and $24.3 million of bank acceptance drafts issued in China at December 31, 2016 and 2015, respectively. Bank acceptance drafts are bank guarantees of payment on specified dates. The maturity of these bank acceptance drafts is less than 90 days. We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.
Inventory.    Inventory is stated at the lower of cost (first-in, first-out method) or market value. Inventory includes parts and components that may be specialized in nature and subject to rapid obsolescence. We maintain a reserve for excess or obsolete inventory items. The reserve is based upon a review of inventory materials on hand, which we compare with historic usage, estimated future usage and age. In addition, we review the inventory and compare recorded costs with estimates of current market value. Write-downs are recorded to reduce the carrying value to the net realizable value with respect to any part with costs in excess of current market value. Estimating demand and current market values is inherently difficult, particularly given that we make highly specialized components and products. We determine the valuation of excess and obsolete inventory by making our best estimate considering the current quantities of inventory on hand and our forecast of the need for this inventory to support future sales of our products. We often have limited information on which to base our forecasts. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change and additional inventory provisions may be required. Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation.
Warranty.    We maintain an accrual for warranty claims for units sold that are subject to warranty. We estimate this accrual considering past claims experience, the number of units still carrying warranty coverage and the average life of the remaining warranty period.

Stock-based compensation.    Stock-based compensation is included in the following financial statement captions as follows:

	Year Ended December 31,
	2016	2015	2014
Cost of sales	$6,018	$5,316	$4,153
Sales and marketing	1,820	1,998	1,567
Research and development	4,905	4,049	3,033
General and administrative	8,991	7,626	6,419
Total stock-based compensation	21,734	18,989	15,172
Tax benefit recognized	(6,971)	(6,141)	(4,865)
Net stock-based compensation	$14,763	$12,848	$10,307

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
The weighted-average assumptions used in the Black-Scholes model were as follows:

	Year Ended December 31,
	2016	2015	2014
Expected term	4.4-6.1 years	4.4-6.3 years	4.7-6.1 years
Volatility	37%-45%	45%-48%	48%-51%
Risk-free rate of return	1.06%-1.41%	1.38%-1.74%	1.46%-1.84%
Dividend yield	0.25%	0.25%	0.25%
Forfeiture rate	2.65%-5.26%	3.47%-5.88%	3.04%-5.86%
The weighted-average assumptions used in the Monte Carlo simulation model was as follows:

	Year Ended December 31,
	2016	2015
Expected term	3.0 years	3.2 years
Volatility	13%-32%	12%-36%
Risk-free rate of return	0.88%	0.98%
Dividend yield	—%	—%
Weighted-average fair value per share	88.51	128.42
We offer an employee stock purchase plan covering our U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee's compensation. Compensation expense related to the employee stock purchase plan for the years ended 2016, 2015 and 2014, was approximately $0.8 million, $0.7 million and $0.6 million, respectively.
Income Taxes and Deferred Taxes.    Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate.
We file federal and state income tax returns in the United States and tax returns in numerous international jurisdictions. We must estimate our income tax expense after considering, among other factors, if inter-company transactions have been made on an arm’s length basis, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. As we continue to expand globally, there is a risk that, due to complexity within and diversity among the various jurisdictions in which we do business, a governmental agency may disagree with the manner in which we have computed our taxes. Additionally, due to the lack of uniformity among all of the foreign and domestic taxing authorities, there may be situations where the tax treatment of an item in one jurisdiction is different from the tax treatment in another jurisdiction or that the transaction causes a tax liability to arise in another jurisdiction. At December 31, 2016, we recorded a $1.6 million deferred tax liability for certain withholding and dividend taxes related to possible distributions from non-U.S. subsidiaries to their non-U.S. parents.
Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as "temporary differences." The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. At December 31, 2016, we recorded a net deferred tax asset of $32.5 million. If insufficient evidence of our ability to generate future taxable income arises, we may be required to record a valuation allowance against these assets, which will result in additional income tax expense. On a quarterly basis, we evaluate whether the deferred tax assets may be realized in the future and assess the need for a valuation allowance.
We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves recorded are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is "more likely than not" to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. At December 31, 2016, we had unrecognized tax benefits of approximately $6.4 million that, if recognized, would be recorded as a reduction in income tax expense.
At December 31, 2016, we had $236.0 million of cash and cash equivalents and $165.2 million in short-term investments in the United States and $387.9 million of cash and cash equivalents and $41.6 million in short-term investments at foreign locations. Cash and cash equivalents and short-term investments outside of the United States are intended to fund working capital, capital expenditures and business expansion outside the United States.

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated in dollar amounts and expressed as a percentage of net sales.

	Year Ended December 31,
	2016		2015		2014
	(In thousands, except percentages and per share data)
Net sales	$1,006,173	100.0%	$901,265	100.0%	$769,832	100.0%
Cost of sales	453,933	45.1	409,388	45.4	353,314	45.9
Gross profit	552,240	54.9	491,877	54.6	416,518	54.1
Operating expenses:
Sales and marketing	38,393	3.8	31,868	3.5	30,637	4.0
Research and development	78,552	7.8	63,334	7.0	53,403	6.9
General and administrative	66,486	6.6	57,192	6.3	55,338	7.2
Loss (gain) on foreign exchange	4,496	0.4	(2,560)	(0.3)	(6,618)	(0.9)
Total operating expenses	187,927	18.7	149,834	16.6	132,760	17.2
Operating income	364,313	36.2	342,043	38.0	283,758	36.9
Interest income (expense), net	1,304	0.1	(301)	—	(77)	—
Other income (expense), net	948	0.1	(125)	—	793	0.1
Income before provision for income taxes	366,565	36.4	341,617	37.9	284,474	37.0
Provision for income taxes	(105,849)	(10.5)	(99,590)	(11.1)	(84,029)	(10.9)
Net income	260,716	25.9	242,027	26.9	200,445	26.0
Less: Net loss attributable to noncontrolling interest	(36)	—	(127)	—	—	—
Net income attributable to IPG Photonics Corporation	$260,752	25.9%	$242,154	26.9%	$200,445	26.0%
Net income attributable to IPG Photonics Corporation per share:
Basic	$4.91		$4.60		$3.85
Diluted	$4.85		$4.53		$3.79
Weighted-average shares outstanding:
Basic	53,068		52,676		52,104
Diluted	53,797		53,427		52,824
Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015
Net sales. Net sales increased by $104.9 million, or 11.6%, to $1,006.2 million in 2016 from $901.3 million in 2015. The table below sets forth sales by application (in thousands, except for percentages):

	Year Ended December 31,
	2016		2015		Change
		% of Total		% of Total
Materials Processing	$942,119	93.6%	$849,335	94.2%	$92,784	10.9%
Other Applications	64,054	6.4%	51,930	5.8%	12,124	23.3%
Total	$1,006,173	100.0%	$901,265	100.0%	$104,908	11.6%
The table below sets forth sales by type of product and other revenue (in thousands, except for percentages):

	Year Ended December 31,
	2016		2015		Change
		% of Total		% of Total
High-Power CW Lasers	$578,668	57.5%	$499,643	55.4%	$79,025	15.8%
Medium-Power CW Lasers	98,855	9.8%	99,452	11.0%	(597)	(0.6)%
Low-Power CW Lasers	12,788	1.3%	13,761	1.5%	(973)	(7.1)%
Pulsed Lasers	128,971	12.8%	124,824	13.8%	4,147	3.3%
QCW Lasers	48,612	4.8%	56,506	6.3%	(7,894)	(14.0)%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	138,279	13.7%	107,079	11.9%	31,200	29.1%
Total	$1,006,173	100.0%	$901,265	100.0%	$104,908	11.6%
Sales for materials processing applications increased due to higher sales of high-power lasers, pulsed lasers and laser systems.

•
The increase in high-power laser sales related to growth in cutting, cladding, laser sintering, heat treatment and annealing applications partially offset by a decline in surface patterning and automotive related welding applications and decreases in average selling prices. High-power lasers are continuing to displace CO2 lasers in cutting systems sold by our OEM customers. We are also seeing increased use of high-power lasers for deposition applications like cladding and laser sintering which is used in additive manufacturing. Our cutting and additive manufacturing OEM customers are producing systems using lasers with higher output powers in order to improve the speed with which parts are cut and grown.

•
The decrease in medium-power sales related to fine cutting applications partially offset by a higher demand for medium-power lasers used for fine welding, sintering and ablation applications. In part the increase in sintering applications transitioned to high-power lasers because our additive manufacturing OEM customers are increasingly using high-power lasers instead of medium-power lasers in their systems. While the number of units shipped of medium-power lasers increased, this increase was offset by declines in average selling prices.

•	Low-power laser sales decreased due to lower sales for medical applications.

•
Pulsed laser sales increased due to higher demand for ablation and cleaning and stripping applications. Marking and engraving applications, which is the largest application for pulsed lasers, was relatively flat. Within the pulsed laser category, increased sales of high-power pulsed lasers and green pulsed lasers were partially offset by decreased sales of pulsed lasers with lower average power.

•	QCW laser sales decreased due to lower demand for fine cutting from consumer electronics applications partially offset by increased sales for welding and drilling applications.

•	Materials processing sales also increased as a result of higher sales and service related sales which are included in above.
Sales for other applications increased due to higher sales for telecom applications. The increase in telecom sales was driven by sales from Menara, which we acquired in the second quarter of 2016, and an increase in amplifier sales used for last mile fiber access to the home applications. Sales of telecom products are included in Other Revenue. These sales increases were partially offset by a decrease in medical application sales.
Cost of sales and gross margin. Cost of sales increased by $44.5 million, or 10.9%, to $453.9 million in 2016 from $409.4 million in 2015. Our gross margin increased to 54.9% in 2016 from 54.6% in 2015. Gross margin increased due to decreases in the cost of internally manufactured components and increased manufacturing efficiency which have offset decreases in average selling prices. Gross margin also benefited from product mix including increased sales of CW high-power lasers with output power of more than 6 kilowatt, high-power pulsed lasers and higher power QCW lasers. These benefits were partially offset by a decrease in absorption of manufacturing costs, increased provision for inventory reserves, an increase in expenses related to the amortization of intangibles and the step-up to fair value of inventory acquired in the Menara transaction. Expenses related to provisions for excess or obsolete inventory and other valuation adjustments increased by $7

.4 million to $22.8 million, or 2.3% of sales, for the year ended December 31, 2016, as compared to $15.4 million, or 1.7% of sales, for the year ended December 31, 2015.
Sales and marketing expense. Sales and marketing expense increased by $6.6 million, or 20.5%, to $38.4 million in 2016 from $31.9 million in 2015, primarily as a result of an increase in personnel, premises and trade show and exhibitions expense. As a percentage of sales, sales and marketing expense increased to 3.8% in 2016 from 3.5% in 2015. As we continue to expand our worldwide sales organization, we expect sales and marketing expenses to increase in the aggregate.
Research and development expense. Research and development expense increased by $15.2 million, or 24.0%, to $78.6 million in 2016 from $63.3 million in 2015, primarily as a result of an increase in personnel, stock-based compensation, materials, depreciation and other research and development expense. Research and development continues to focus on developing new products, enhancing performance of existing components, improving production processes and developing manufacturing of new components such as crystals and refining production processes to improve manufacturing yields and productivity. New products include lasers that operate at different wavelengths such as ultra-violet, visible and mid-infrared, lasers with ultra-fast pulses, laser based systems for material processing, projection, display and medical as well as accessories such as welding and cutting heads. In addition to new products research and development is focused on enhancing the performance of our existing products by improving their electrical efficiency and increasing their average power. As a percentage of sales, research and development expense increased to 7.8% in 2016 from 7.0% in 2015. We expect to continue to invest in research and development and that research and development expense will increase in the aggregate.
General and administrative expense. General and administrative expense increased by $9.3 million, or 16.3%, to $66.5 million in 2016 from $57.2 million in 2015, primarily as a result of increased expenses for personnel, stock-based compensation, legal, consulting, information technology and travel. It also includes a non-cash impairment charge of $2.9 million related to our corporate aircraft. As a percentage of sales, general and administrative expense increased to 6.6% in 2016 from 6.3% in 2015. We expect general and administrative expenses to increase as we invest to support the expected growth in net sales.
Effect of exchange rates on sales, gross margin and operating expenses. We estimate that if exchange rates had been the same as one year ago, sales in 2016 would have been $16.1 million higher, gross margin would have been $8.6 million higher and operating expenses in total would have been $2.2 million higher. These estimates assume constant exchange rates between fiscal year 2016 and fiscal year 2015 and are calculated using the average exchange rates for the twelve-month period ended December 31, 2015 for the respective currencies, which were US$1=Euro 0.90, US$1=Japanese Yen 121, US$1=Chinese Yuan 6.24 and US$1=Russian Ruble 61.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $4.5 million in 2016 as compared to a gain of -$2.6 million in 2015. The change was primarily attributable to the appreciation of the Russian Ruble and depreciation of the Chinese Yuan as compared to the U.S. Dollar partially offset by the depreciation of the Euro as compared to the U.S. Dollar.
Interest income (expense), net. Interest income (expense), net increased to $1.3 million of income in 2016 compared to $0.3 million of expense in 2015 as a result of higher yielding interest and increases in short-term investments.
Other income (expense), net. Other income (expense), net increased to $0.9 million of income in 2016 compared to $0.1 million of expense in 2015 as a result of increased rental income from current occupied spaces in a recently acquired building.
Provision for income taxes. Provision for income taxes was $105.8 million in 2016 compared to $99.6 million in 2015, representing an effective tax rate of 28.9% in 2016 and 29.2% in 2015. The increase in the provision for income taxes was primarily the result of increased income before provision for income taxes. The decrease in effective rate was due to the release of income tax reserves upon the completion of a tax audit, the mix of income earned in various tax jurisdictions, and an increase in the benefit related to research and development tax credits. The legislation enabling research and development credits in the United States was permanently enacted at the end of 2015. The effective rate decrease was partially offset by a $1.6 million deferred tax liability for certain withholding and dividend taxes related to possible distributions from non-U.S. subsidiaries to their non-U.S. parents in 2016.
Net income. Net income attributable to IPG Photonics Corporation increased by $18.6 million to $260.8 million in 2016 from $242.2 million in 2015. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 1.0% to 25.9% in 2016 from 26.9% in 2015 due to the factors described above.

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014
Net sales. Net sales increased by $131.4 million, or 17.1%, to $901.3 million in 2015 from $769.8 million in 2014. The table below sets forth sales by application (in thousands, except for percentages):

	Year Ended December 31,
	2015		2014		Change
		% of Total		% of Total
Materials Processing	$849,335	94.2%	$731,274	95.0%	$118,061	16.1%
Other Applications	51,930	5.8%	38,558	5.0%	13,372	34.7%
Total	$901,265	100.0%	$769,832	100.0%	$131,433	17.1%
The table below sets forth sales by type of product and other revenue (in thousands, except for percentages):

	Year Ended December 31,
	2015		2014		Change
		% of Total		% of Total
High-Power CW Lasers	$499,643	55.4%	$426,074	55.3%	$73,569	17.3%
Medium-Power CW Lasers	99,452	11.0%	80,971	10.5%	18,481	22.8%
Low-Power CW Lasers	13,761	1.5%	13,174	1.7%	587	4.5%
Pulsed Lasers	124,824	13.8%	131,593	17.1%	(6,769)	(5.1)%
QCW Lasers	56,506	6.3%	34,881	4.5%	21,625	62.0%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	107,079	11.9%	83,139	10.8%	23,940	28.8%
Total	$901,265	100.0%	$769,832	100.0%	$131,433	17.1%
Sales for materials processing applications increased primarily due to higher sales of high-power, medium-power and QCW lasers.

•	High-power laser sales increased due to increased demand for cutting, welding and surface structuring applications.

•	Medium-power laser sales increased due to increased demand for laser sintering/3D manufacturing and thin material cutting and welding applications.
•QCW laser sales increased primarily due to welding and cutting applications.
•These increases were partially offset by a decline in pulsed-laser sales used for marking and engraving applications.
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
Sales for other applications increased due to increased sales for advanced applications, telecom applications and medical applications. The increase in sales for advanced applications was driven by government and aerospace applications and contributed to increased high-power laser sales and also increased sales of certain components. The increase in telecom sales was driven by fiber amplifiers for communications applications. The increase in sales for medical applications contributed to the increase in low-power laser sales.
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
Loss (gain) on foreign exchange. We incurred a foreign exchange gain of $2.6 million in 2015 as compared to a gain of -$6.6 million in 2014. The change is primarily attributable to the appreciation of the U.S. Dollar compared to the Euro and Russian Ruble, partially off-set by the depreciation of the Chinese Yuan and Japanese Yen compared to the U.S. Dollar and Euro.
Interest income (expense), net. Interest income (expense), net was slightly higher at $0.3 million of expense in 2015 compared to $0.1 million in 2014.
Other income (expense), net. Other income (expense), net decreased to $0.1 million of expense in 2015 compared to $0.8 million of income in 2014.
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
Liquidity and Capital Resources
Our principal sources of liquidity as of December 31, 2016 consisted of cash and cash equivalents of $623.9 million, short-term investments of $206.8 million, unused credit lines and overdraft facilities of $71.5 million and working capital (excluding cash and cash equivalents and short-term investments) of $312.1 million. This compares to cash and cash equivalents of $582.5 million, short-term investments of $106.6 million, unused credit lines and overdraft facilities of $73.9 million and working capital (excluding cash and cash equivalents and short-term investments) of $271.7 million as of December 31, 2015. The increase in cash and cash equivalents and short-term investments of $141.5 million from $689.1 million to $830.6 million relates primarily to cash provided by operating activities in 2016 of $292.3 million and cash provided by financing activities of $32.9 million which was partially offset by cash used for property plant and equipment and acquisitions of $174.8 million.
Short-term investments consist of liquid investments including mutual funds, U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year.
Our long-term debt consists of two long-term notes totaling $40.8 million of which $3.2 million is the current portion. We have an unsecured note with an outstanding balance at December 31, 2016 of $23.1 million of which $1.2 million is the current portion. The interest on this unsecured note is variable at 1.20% above the LIBOR rate and is fixed using an interest rate swap at 2.85% per annum. The unsecured note matures in May 2023, at which time the outstanding debt balance will be $15.4 million. The Company has another note that is secured by the Company's corporate aircraft. The outstanding balance on this secured note at December 31, 2016 was $17.7 million of which $2.0 million is the current portion. The interest rate on this secured note is fixed at 2.81% per annum and it matures in October 2019, at which time the outstanding debt balance will be $12.0 million.
We believe that our existing cash and cash equivalents, short-term investments, our cash flows from operations and our existing lines of credit provides us with the financial flexibility to meet our liquidity and capital needs, as well as to complete certain acquisitions of businesses and technologies. We intend to continue to pursue acquisition opportunities at based upon market conditions and the strategic importance and valuation of the target company. We may consider issuing debt to finance acquisitions depending on the timing and size of the acquisition. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of economic environment on our sales levels, the timing and extent of spending to support development efforts, the expansion of the global sales and marketing activities, government regulation including trade sanctions, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products.
The following table details our line-of-credit facilities as of December 31, 2016:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $50.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2020	Unsecured
Euro Credit Facilities (Germany) (2)	Euro 30.0 million ($31.5 million)	Euribor + 1.00% or EONIA 1.25%	July 2017	Unsecured, guaranteed by parent company and Germany subsidiary
Euro Overdraft Facilities (3)	Euro 2.0 million ($2.1 million)	1.0%-6.5%	October 2017	Common pool of assets of Italian subsidiary

(1)
This facility is available to certain foreign subsidiaries in their respective local currencies. At December 31, 2016, there were no amounts drawn on this line, however, there were $0.2 million of guarantees issued against the line which reduces total availability.

(2)
This facility is available to certain foreign subsidiaries in their respective local currencies. At December 31, 2016, there were no drawings, however, there were $12.0 million of guarantees issued against the line which reduces total availability.

(3)	At December 31, 2016, there were no drawings.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $50.0 million and $31.5 million (or 30 million Euro as described above), respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis shall be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended December 31, 2016.
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
Operating activities.    Net cash provided by operating activities increased by $35.7 million to $292.3 million in 2016 from $256.6 million in 2015. Our business has experienced a compounded annual growth rate in net sales over the past three years of 16% and net income of 19%. In 2016, net sales and net income grew by 12% and 8%, respectively. As the business and net income has grown, cash provided by net income after adding back non-cash charges has increased. This increase has been partially offset by continued growth in working capital to support the growth of the business. The increase in cash flow from operating activities is a result of net income after adding back non-cash charges growing faster than cash used in working capital. Our largest working capital items are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory which is primarily attributable to the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The increase in cash flow from operating activities in 2016 primarily resulted from:

•	An increase in cash provided by net income after adding back non-cash charges of $372.5 million in 2016 as compared to $331.3 million in 2015;

•	A smaller increase in cash used by accounts receivable of $11.4 million in 2016 as compared to $19.0 million in 2015 due to a decrease in days sales outstanding;

•	A smaller increase in cash used by inventory of $53.6 million in 2016 as compared to $70.6 million in 2015 due to a decrease in days inventory on hand; partially offset by

•	An increase in cash paid for income taxes. Cash used for income and other taxes payable was $10.7 million in 2016 while cash provided by income and other taxes payable was $9.5 million in 2015.
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
We assess our intention and ability to reinvest the earnings of non-U.S. subsidiaries in those operations. Based on this assessment, we have not made any provision for additional U.S. tax. We recorded a $1.6 million deferred tax liability for certain withholding and dividend taxes related to possible distributions from non-U.S. subsidiaries to their non-U.S. parents.
Investing activities.    Net cash used in investing activities was $274.4 million and $181.6 million in 2016 and 2015, respectively. The cash used in investing activities in 2016 related to $127.0 million for the construction and purchase of new buildings in the United States, Germany and Russia as well as purchases of machinery and equipment primarily related to investments in fixed assets of $100.7 million of net purchases of short-term investments and $47.8 million for the purchase of two companies during 2016. The cash used in investing activities in 2015 related to $70.1 million for the construction of new buildings in the United States, Germany and Russia as well as purchases of machinery and equipment of , $106.7 million of purchases of short-term investments and $5.0 million for the purchase of a majority interest of a company in the first quarter of 2015.
In 2017, we expect to incur approximately $90 million to $100 million in capital expenditures, excluding acquisitions. Capital expenditures include investments in facilities and equipment to add capacity worldwide to support anticipated revenue growth and an anticipated upgrade of our corporate aircraft. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities.    Net cash provided by financing activities was $32.9 million and $5.4 million in 2016 and 2015, respectively. The cash provided by financing activities in 2016 was primarily related to the cash provided by the proceeds on long-term borrowings, the exercise of stock options, issuances under our employee stock purchase plan, the related tax benefits of the exercises, partially offset by the purchase of treasury stock and noncontrolling interest as well as payments on our long-term debt. The cash provided by financing activities in 2015 was primarily related to the cash provided by the exercise of stock options, issuances under our employee stock purchase plan, the related tax benefits of the exercises and net proceeds of line-of-credit facilities partially offset by the payments on our long-term debt.
Contractual Obligations
The following table describes our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due in
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$11,228	$4,188	$4,807	$1,552	$681
Purchase obligations	33,072	20,664	12,408	—	—
Long-term debt obligations (including interest)(1)	43,182	3,732	20,519	18,931	—
Total(2)	$87,482	$28,584	$37,734	$20,483	$681

(1)	Interest for long-term debt obligations was calculated including the effect of our fixed rate amounts. The weighted average fixed rate amount was 2.83%

(2)
Excludes obligations related to ASC 740, reserves for uncertain tax positions, because we are unable to provide a reasonable estimate of the timing of future payments relating to the remainder of these obligations. See Note 14 to the Consolidated Financial Statements.

Recent Accounting Pronouncements
In November 2016, the FASB issued ASU No. 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), and in August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-18 and ASU 2016-15 provide guidance on a total of nine specific cash flow classification issues to reduce diversity in practice. ASU 2016-18 and ASU 2016-15 are effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We have elected to adopt these standards as of December 31, 2016 on a retrospective basis which resulted in no impact on our reported cash flows for any period presented.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740) - Intra-Entity Transfers of Assets other than Inventory" ("ASU 2016-16"). ASU 2016-16 eliminates the current exception that prohibits the recognition of current and deferred income tax consequences for intra-entity asset transfers (other than inventory) until the asset has been sold to an outside party. The amendments will be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings. Deferred tax assets should be assessed to determine if realizable. Disclosures will be required for the (i) reason for and notice of change. (ii) effect of change on income from continuing operations and (iii) cumulative effect of change on retained earnings. Public entities will apply these changes in annual reporting periods beginning after December 15, 2017, and interim reporting periods within such period. Early adoption is permitted. We are currently evaluating the potential impact that the standard will have on our consolidated financial statements upon adoption.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The impact that the standard will have on our consolidated financial statements will depend upon certain criteria including the timing of the exercise and release of equity instruments, the value realized upon exercise or release of equity instruments and the fair value of the equity instruments when they were granted. The excess tax benefit from the exercise of equity instruments was $5.4 million and $6.9 million for the year ended December 31, 2016 and 2015, respectively.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that the standard will have and do not expect it to have a material impact on our consolidated financial statements upon adoption.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. We are currently evaluating the impact that the standard will have and do not expect it to have a material impact on our consolidated financial statements upon adoption.
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). ASU 2015-17 removes the requirement to separate and classify deferred income tax liabilities and assets into current and noncurrent amounts and requires an entity to classify all deferred tax liabilities and assets as noncurrent. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We adopted this standard during the fourth quarter ended December 31, 2016, and have retrospectively reclassified $17.2 million of current net current deferred income tax assets to long-term net deferred taxes as of December 31, 2015.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers" ("ASU 2015-14"), which defers the effective date of ASU 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017, which would be our fiscal year ending December 31, 2018. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered "completed" for purposes of applying the transition guidance. We have completed an initial assessment of the new guidance and are currently evaluating the impact this standard may have on our financial statements and have not decided upon which one of two retrospective application methods we will be using upon adoption.
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
Exchange rates.    Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Chinese Yuan, the Japanese Yen, and the Russian Ruble. In 2016 we incurred a loss on foreign exchange transactions of $4.5 million as compared to a gain of $2.6 million in 2015. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if we expect a currency movement to be beneficial to us in the short or medium term, we have, on occasions, chosen not to hedge or otherwise off-set the underlying assets or liabilities. However, it is difficult to predict foreign currency movements accurately. At December 31, 2016, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the
Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The net U.S. Dollar denominated assets are comprised of cash, third party receivables, inter-company receivables and inter-company notes offset by third party and inter-company U.S. Dollar denominated payables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro applied to the net U.S. Dollar asset balances as of December 31, 2016, would result in a foreign exchange gain of $3.3 million if the U.S. Dollar appreciated and a $3.3 million foreign exchange loss if the U.S. Dollar depreciated.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of December 31, 2016. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is incorporated by reference from pages	F-1	through	F-25	of this report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision of our Chief Executive Officer and our Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date") utilizing the Committee of Sponsoring Organizations of the Treadway Commission's Internal Control - Integrated Framework ("COSO") Updated Framework issued in 2013. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Oxford, Massachusetts
We have audited the internal control over financial reporting of IPG Photonics Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements.
/s/    DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 27, 2017

ITEM 9B.    CONTROLS AND PROCEDURES
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2016.
ITEM 11.    EXECUTIVE COMPENSATION
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2016.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2016, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5, "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Information Regarding Equity Compensation Plans" and is incorporated herein by reference.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2016.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2016.
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
ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2017.

IPG PHOTONICS CORPORATION

By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Valentin P. Gapontsev Valentin P. Gapontsev	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 27, 2017

/s/ Timothy P.V. Mammen Timothy P.V. Mammen	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2017

/s/ Thomas J. Burgomaster Thomas J. Burgomaster	Vice President, Corporate Controller (Principal Accounting Officer)	February 27, 2017

/s/ Michael C. Child Michael C. Child	Director	February 27, 2017

/s/ Henry E. Gauthier Henry E. Gauthier	Director	February 27, 2017

/s/ William S. Hurley William S. Hurley	Director	February 27, 2017

/s/ Catherine P. Lego Catherine P. Lego	Director	February 27, 2017

/s/ Eric Meurice Eric Meurice	Director	February 27, 2017

/s/ John Peeler John Peeler	Director	February 27, 2017

/s/ Igor Samartsev Igor Samartsev	Director	February 27, 2017

/s/ Eugene Scherbakov Eugene Scherbakov	Director	February 27, 2017

/s/ Thomas J. Seifert Thomas J. Seifert	Director	February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
IPG Photonics Corporation
Oxford, Massachusetts
We have audited the accompanying consolidated balance sheets of IPG Photonics Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPG Photonics Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/    DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 27, 2017

IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$623,855	$582,532
Short-term investments	206,779	106,584
Accounts receivable, net	155,901	150,479
Inventories	239,010	203,738
Prepaid income taxes	34,128	33,692
Prepaid expenses and other current assets	41,289	25,564
Total current assets	1,300,962	1,102,589
DEFERRED INCOME TAXES, NET	42,442	29,732
GOODWILL	19,828	505
INTANGIBLE ASSETS, NET	28,789	11,904
PROPERTY, PLANT AND EQUIPMENT, NET	379,375	288,604
OTHER ASSETS	18,603	20,095
TOTAL	$1,789,999	$1,453,429
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,188	$2,000
Accounts payable	28,048	26,314
Accrued expenses and other liabilities	102,485	75,667
Income taxes payable	24,554	37,809
Total current liabilities	158,275	141,790
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	36,365	33,307
LONG-TERM DEBT, NET OF CURRENT PORTION	37,635	17,667
Total liabilities	232,275	192,764
COMMITMENTS AND CONTINGENCIES (NOTE 10)
IPG PHOTONICS CORPORATION EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 53,354,579 and 53,251,805 shares issued and outstanding, respectively, at December 31, 2016; 52,883,902 shares issued and outstanding at December 31, 2015	5	5
Treasury stock, at cost (102,774 and 0 shares held)	(8,946)	—
Additional paid-in capital	650,974	607,649
Retained earnings	1,094,108	833,356
Accumulated other comprehensive loss	(178,583)	(181,482)
Total IPG Photonics Corporation equity	1,557,558	1,259,528
NONCONTROLLING INTERESTS	166	1,137
Total equity	1,557,724	1,260,665
TOTAL	$1,789,999	$1,453,429
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
NET SALES	$1,006,173	$901,265	$769,832
COST OF SALES	453,933	409,388	353,314
GROSS PROFIT	552,240	491,877	416,518
OPERATING EXPENSES:
Sales and marketing	38,393	31,868	30,637
Research and development	78,552	63,334	53,403
General and administrative	66,486	57,192	55,338
Loss (gain) on foreign exchange	4,496	(2,560)	(6,618)
Total operating expenses	187,927	149,834	132,760
OPERATING INCOME	364,313	342,043	283,758
OTHER INCOME (EXPENSE), Net:
Interest income (expense), net	1,304	(301)	(77)
Other income (expense), net	948	(125)	793
Total other income (expense)	2,252	(426)	716
INCOME BEFORE PROVISION FOR INCOME TAXES	366,565	341,617	284,474
PROVISION FOR INCOME TAXES	(105,849)	(99,590)	(84,029)
NET INCOME	260,716	242,027	200,445
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(36)	(127)	—
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$260,752	$242,154	$200,445
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$4.91	$4.60	$3.85
Diluted	$4.85	$4.53	$3.79
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,068	52,676	52,104
Diluted	53,797	53,427	52,824
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$260,716	$242,027	$200,445
Other comprehensive income (loss), net of tax:
Translation adjustments	3,163	(69,314)	(110,734)
Unrealized gain on derivatives	49	95	172
Unrealized loss on available-for-sale investments	(298)	—	—
Total other comprehensive income (loss)	2,914	(69,219)	(110,562)
Comprehensive income	263,630	172,808	89,883
Comprehensive (loss) income attributable to noncontrolling interest	(21)	(442)	—
Comprehensive income attributable to IPG Photonics Corporation	$263,651	$173,250	$89,883
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2016		2015		2014
	(In thousands, except share data)
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	52,883,902	$5	52,369,688	$5	51,930,978	$5
Exercise of stock options	430,930	—	477,785	—	402,647	—
Common stock issued under employee stock purchase plan	39,747	—	36,429	—	36,063	—
Purchased common stock	(102,774)	—	—	—	—	—
Balance, end of period	53,251,805	5	52,883,902	5	52,369,688	5
TREASURY STOCK
Balance, beginning of year	—	—	—	—	—	—
Purchased treasury stock	(102,774)	(8,946)	—	—	—	—
Balance, end of period	(102,774)	(8,946)	—	—	—	—
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		607,649		567,617		538,908
Stock-based compensation		21,734		18,989		15,172
Exercise of stock options and related tax benefit from exercise		18,889		18,582		11,428
Common stock issued under employee stock purchase plan		2,702		2,461		2,109
Balance, end of period		650,974		607,649		567,617
RETAINED EARNINGS
Balance, beginning of year		833,356		591,202		390,757
Net income attributable to IPG Photonics Corporation		260,752		242,154		200,445
Balance, end of period		1,094,108		833,356		591,202
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(181,482)		(112,263)		(1,701)
Translation adjustments		3,148		(69,314)		(110,734)
Unrealized gain on derivatives, net of tax		49		95		172
Unrealized loss on available-for-sale investments, net of tax		(298)		—		—
Balance, end of period		(178,583)		(181,482)		(112,263)
TOTAL IPG PHOTONICS CORPORATION EQUITY		1,557,558		1,259,528		1,046,561
NONCONTROLLING INTERESTS
Balance, beginning of year		1,137		—		—
Purchase of NCI		(950)		—		—
Attribution to NCI		—		1,579		—
Net loss attributable to NCI		(36)		(127)		—
Other comprehensive income (loss) attributable to NCI		15		(315)		—
Balance, end of period		166		1,137		—
TOTAL EQUITY		$1,557,724		$1,260,665		$1,046,561
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$260,716	$242,027	$200,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,475	42,415	35,612
Deferred income taxes	(12,908)	(7,153)	(1,486)
Stock-based compensation	21,734	18,989	15,172
Unrealized losses (gains) on foreign currency transactions	2,298	(5,491)	(3,497)
Other	2,724	510	459
Provisions for inventory, warranty and bad debt	46,469	39,985	28,036
Changes in assets and liabilities that (used) provided cash, net of acquisitions:
Accounts receivable	(11,444)	(19,036)	(48,518)
Inventories	(53,626)	(70,565)	(42,246)
Prepaid expenses and other current assets	(4,069)	1,853	(5,351)
Accounts payable	(407)	9,806	3,262
Accrued expenses and other liabilities	5,480	613	(1,567)
Income and other taxes payable	(10,746)	9,529	5,763
Tax benefit from exercise of employee stock options	(5,408)	(6,911)	(5,979)
Net cash provided by operating activities	292,288	256,571	180,105
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(127,042)	(70,119)	(88,601)
Purchase of intangible assets	—	—	(2,000)
Proceeds from sales of property, plant and equipment	658	164	434
Proceeds from short-term investments	198,808	—	—
Purchases of short-term investments	(299,508)	(106,747)	—
Acquisition of businesses	(47,792)	(4,958)	—
Other	468	93	87
Net cash used in investing activities	(274,408)	(181,567)	(90,080)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	7,992	12,887	33,282
Payments on line-of-credit facilities	(7,992)	(15,227)	(33,623)
Purchase of noncontrolling interests	(950)	—	—
Proceeds on long-term borrowings	23,750	—	—
Principal payments on long-term borrowings	(2,594)	(13,333)	(1,667)
Exercise of employee stock options and issuances under employee stock purchase plan	16,183	14,132	7,558
Tax benefit from exercise of employee stock options	5,408	6,911	5,979
Purchase of Treasury Stock, at cost	(8,946)	—	—
Net cash provided by financing activities	32,851	5,370	11,529
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(9,408)	(19,992)	(28,180)
NET INCREASE IN CASH AND CASH EQUIVALENTS	41,323	60,382	73,374
CASH AND CASH EQUIVALENTS — Beginning of period	582,532	522,150	448,776
CASH AND CASH EQUIVALENTS — End of period	$623,855	$582,532	$522,150
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$942	$873	$253
Cash paid for income taxes	$126,964	$91,329	$73,544
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$6,293	$3,181	$3,528
Property, plant and equipment transferred from inventory	$4,529	$2,951	$1,551
Additions to property, plant and equipment included in accounts payable	$973	$350	$1,084
Property purchase financed with debt	$—	$—	$22,000
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business — IPG Photonics Corporation (the "Company") is the leading developer and manufacturer of a broad line of high-performance fiber lasers, fiber amplifiers, diode lasers, laser systems and optical accessories that are used for diverse applications, primarily in materials processing. Its world headquarters are located in Oxford, Massachusetts. It also has facilities and sales offices elsewhere in the United States, Europe and Asia.
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
Cash and Cash Equivalents and Short-Term Investments — Cash and cash equivalents consist primarily of highly liquid investments, such as bank deposits, mutual funds, marketable securities with original maturities of three months or less with insignificant interest rate risk and marketable securities with remaining maturities of three months or less at the date of acquisition. Short-term investments consist primarily of similar highly liquid investments and marketable securities with insignificant interest rate risks.
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
Expenditures for maintenance and repairs are charged to operations. Interest expense associated with significant capital projects is capitalized as a cost of the project. There was no interest expense capitalized in 2016 or 2015. The Company capitalized $383 of interest expense in 2014.
Long-Lived Assets — Long-lived assets, which consist primarily of property, plant and equipment, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In cases in which undiscounted expected future cash flows are less than the carrying value, an impairment loss is recorded equal to the amount by which the carrying value exceeds the fair value of assets. In the fourth quarter of 2016, the Company began assessing the possible sale of its corporate aircraft included within Property, Plant and Equipment,net in its Consolidated Balance Sheets. As a result of this assessment and certain market indications of the aircraft's value if sold, the Company prepared an impairment analysis of the carrying value of the aircraft as of December 31, 2016. The impairment analysis was probability weighted considering market data available, future cash flows and whether or not the Company would

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

sell the aircraft. Based on that analysis the Company recorded a $2,857 impairment charge included in General and administrative expense in its Consolidated Statements of Income as of December 31, 2016. Prior to 2016, no impairment losses had been recorded during the previous periods presented.
Included in other long-term assets is certain demonstration equipment. The demonstration equipment is amortized over the respective estimated economic lives, generally 3 years. The carrying value of the demonstration equipment totaled $6,017 and $3,229 at December 31, 2016 and 2015, respectively. Amortization expense of demonstration equipment for the years ended December 31, 2016, 2015 and 2014, was $2,959, $2,345 and $2,068, respectively.
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
Revenue Recognition — The Company recognizes revenue in accordance with ASC 605. Revenue from orders with multiple deliverables is divided into separate units of accounting when certain criteria are met. These separate units generally consist of equipment and installation. The consideration for the arrangement is allocated to the separate units of accounting based on their relative selling prices. The selling price of equipment is based on vendor-specific objective evidence which is the sales price of equipment sold without installation. The selling price of installation is based on third-party evidence which is the fair value of installation services offered by third parties. Revenue for laser and amplifier sources generally is recognized upon the transfer of ownership which is typically at the time of shipment. Installation revenue is recognized upon completion of the installation service which typically occurs within 30 to 90 days of delivery. For laser systems that carry customer specific processing requirements, revenue is recognized at the latter of customer acceptance date or shipment date if the customer acceptance is made prior to shipment. Returns and customer credits are insignificant and infrequent and are recorded as a reduction to revenue. Rights of return generally are not included in sales arrangements.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable include $23,975 and $24,307 of bank acceptance drafts at December 31, 2016 and 2015, respectively. Bank acceptance drafts are bank guarantees of payment on specified dates. The maturity of these bank acceptance drafts is less than 90 days. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.
 Activity related to the allowance for doubtful accounts was as follows:

	2016	2015	2014
Balance at January 1	$1,811	$1,890	$2,473
Provision for bad debts, net of recoveries	111	427	579
Uncollectable accounts written off	(76)	(114)	(617)
Foreign currency translation	170	(392)	(545)
Balance at December 31	$2,016	$1,811	$1,890
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Activity related to the warranty accrual was as follows:

	2016	2015	2014
Balance at January 1	$28,210	$19,272	$14,997
Provision for warranty accrual	22,483	22,808	15,449
Warranty claims	(16,220)	(12,208)	(9,165)
Foreign currency translation and other	(495)	(1,662)	(2,009)
Balance at December 31	$33,978	$28,210	$19,272
Accrued warranty reported in the accompanying consolidated financial statements as of December 31, 2016 and December 31, 2015 consists of $15,711 and $14,871 in accrued expenses and other liabilities and $18,267 and $13,339 in other long-term liabilities, respectively.
Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with ASC 718. Under the fair value recognition provision of ASC 718, the Company accounts for stock-based compensation using the fair value of the awards granted. The Company estimates the fair value of stock options granted using the Black-Scholes model, it values restricted stock units using the intrinsic value method and it uses a Monte Carlo simulation model to estimate the fair value of market-based performance stock units. The Company uses historical data to estimate pre-vesting option and restricted stock unit forfeitures and record stock-based compensation expense in its statements of income only for those options and awards that are expected to vest. The Company estimates forfeitures at the time of grant and revises these estimates, if necessary, in subsequent periods if actual forfeitures differ from the estimates. The Company amortizes the fair value of stock options and awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The description of the Company's stock-based employee compensation plans and the assumptions it uses to calculate the fair value of stock-based employee compensation is more fully described in Note 2.
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
Concentration of Credit Risk — Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term investments, auction rate securities and accounts receivable. The Company maintains substantially all of its cash, short-term investments and marketable securities in various financial institutions, which it believes to be high-credit quality financial institutions. The Company grants credit to customers in the ordinary course of business and provides a reserve for potential credit losses. Such losses historically have been within management's expectations (see discussion related to significant customers in Note 15).
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
The carrying amounts of cash equivalents, certain short-term investments, accounts receivable, accounts payable and drawings on revolving lines of credit are considered reasonable estimates of their fair market value, due to the short maturity of these instruments or as a result of the competitive market interest rates, which have been negotiated.
The following table presents information about the Company's assets and liabilities measured at fair value:

		Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$179,699	$179,699	$—	$—
Short-term investments	206,616	206,616	—	—
Interest rate swap	77	—	77	—
Auction rate securities	1,144	—	—	1,144
Total assets	$387,536	$386,315	$77	$1,144
Liabilities
Long-term notes	$41,351	$—	$41,351	$—
Total liabilities	$41,351	$—	$41,351	$—

		Fair Value Measurements at December 31, 2015

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$214,232	$214,232	$—	$—
Short-term investments	106,375	106,375	—	—
Auction rate securities	1,136	—	—	1,136
Total assets	$321,743	$320,607	$—	$1,136
Liabilities
Long-term notes	$19,667	$19,667	$—	$—
Contingent purchase consideration	20	—	—	20
Total liabilities	$19,687	$19,667	$—	$20
Short-term investments are measured and recorded at both fair value and book value with unrealized gains or losses adjusted through other comprehensive income for available-for-sale investments and with no unrealized gains or losses adjustments for those investments considered held-to-maturity. The investments in total consist of liquid investments including mutual funds, U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year. The fair value of the short-term investments considered available-for-sale as of December 31, 2016 and December 31, 2015 was $41,591 and $0, respectively. These amounts include an unrealized loss of $432 and $0, respectively. The fair value of the investments considered held-to-maturity as of December 31, 2016 and December 31, 2015 was $165,025 and $106,375, respectively, which represents an unrealized loss of $163 and $209, respectively, as compared to the book value recorded on the Consolidated Balance Sheets for the same periods.
The Company entered into an interest rate swap that is designated as a cash flow hedge associated with a new long-term note issued during the second quarter of 2016 that will terminate with long-term note in May 2023. The Company previously had a cash flow hedge which was an interest rate swap associated with a U.S. long-term note which matured in June 2015. The fair value at December 31, 2016 for the interest rate swap considered pricing models whose inputs are observable for the securities held by the Company.
Auction rate securities and contingent consideration are measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The fair value of the auction rate securities was determined using prices observed in inactive

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

markets with limited observable data for the securities held by the Company. The auction rate securities are considered available-for-sale securities. They had a cost basis of $1,450 at December 31, 2016 and December 31, 2015.
The fair value of the Company's two outstanding long-term notes was determined using pricing models whose inputs are observable for the securities held by the Company. The fair value of these two debt instruments as of December 31, 2016 and December 31, 2015 was $41,351 and $19,667, respectively, as compared to the book values of $40,823 and $19,667 recorded on the Consolidated Balance Sheets for the same periods. The original long-term note that has a fixed rate was considered a Level 1 measurement at December 31, 2015, as the fair value closely approximated the book value at the time.
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
The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	2016	2015	2014
Auction Rate Securities
Balance, January 1	$1,136	$1,128	$1,120
Period transactions	8	8	8
Balance, December 31	$1,144	$1,136	$1,128
Contingent Purchase Consideration
Balance, January 1	$20	$98	$375
Period transactions	(21)	(50)	—
Change in fair value and currency fluctuations	1	(28)	(277)
Balance, December 31	$—	$20	$98
Comprehensive Income — Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive income is the cumulative foreign currency translation adjustment, change in carrying value of auction rate securities, unrealized gains or losses on derivatives and unrealized gains or losses on available-for-sale investments. These adjustments are accumulated within the consolidated statements of comprehensive income.
Total components of accumulated other comprehensive loss were as follows:

	December 31,
	2016	2015
Foreign currency translation adjustments	$(178,577)	$(181,725)
Change in carrying value of auction rate securities	232	232
Unrealized gain on derivatives, net of tax of $28 and $45	60	11
Unrealized loss on available-for-sale investments, net of tax of $134 and $0	(298)	—
Accumulated other comprehensive loss	$(178,583)	$(181,482)
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
Cash Flow Hedges — The Company's current and previous cash flow hedge is an interest rate swap under which it pays fixed rates of interest.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The fair value amounts in the consolidated balance sheets were:

Notional Amounts[1]		Other Assets		Other Current Liabilities		Deferred Income Taxes And Other Long-Term Liabilities
December 31,		December 31,		December 31,		December 31,
2016	2015	2016	2015	2016	2015	2016	2015
$23,156	$—	$77	$—	$—	$—	$—	$—
 (1) Notional amounts represent the gross contract/notional amount of the derivative outstanding.
The derivative gains and losses in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014, related to the Company's current and previous interest rate swap contracts were as follows:

	Year Ended December 31,
	2016	2015	2014
Effective portion recognized in other comprehensive income (loss), pretax:
Interest rate swap	$85	$304	$567
Effective portion reclassified from other comprehensive income (loss) to interest expense, pretax:
Interest rate swap	$(8)	$(153)	$(295)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—
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
Earnings Per Share — The Company computes net income per share in accordance with ASC 260-Earnings Per Share.
Recent Accounting Pronouncements — In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), and in August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-18 and ASU 2016-15 provide guidance on a total of nine specific cash flow classification issues to reduce diversity in practice. ASU 2016-18 and ASU 2016-15 are effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company has elected to adopt these standards as of December 31, 2016 on a retrospective basis which resulted in no impact on the Company's reported cash flows for any period presented.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740) - Intra-Entity Transfers of Assets other than Inventory" ("ASU 2016-16"). ASU 2016-16 eliminates the current exception that prohibits the recognition of current and deferred income tax consequences for intra-entity asset transfers (other than inventory) until the asset has been sold to an outside party. The amendments will be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings. Deferred tax assets should be assessed to determine if realizable. Disclosures will be required for the (i) reason for and notice of change, (ii) effect of change on income from continuing operations and (iii) cumulative effect of change on retained earnings. Public entities will apply these changes in annual reporting periods beginning after December 15, 2017, and interim reporting periods within such period. Early adoption is permitted. The Company is currently evaluating the potential impact that the standard will have on its consolidated financial statements upon adoption.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

December 15, 2016, and early adoption is permitted. The impact that the standard will have on the Company's consolidated financial statements will depend upon certain criteria including the timing of the exercise and release of equity instruments, the value realized upon exercise or release of equity instruments and the fair value of the equity instruments when they were granted. The excess tax benefit from the exercise of equity instruments was $5,408 and $6,911 for the year ended December 31, 2016 and 2015, respectively.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have and does not expect it to have a material impact on its consolidated financial statements upon adoption.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have and does not expect it to have a material impact on its consolidated financial statements upon adoption.
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). ASU 2015-17 removes the requirement to separate and classify deferred income tax liabilities and assets into current and noncurrent amounts and requires an entity to classify all deferred tax liabilities and assets as noncurrent. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard during the fourth quarter ended December 31, 2016, and has retrospectively reclassified $17,156 of current net current deferred income tax assets to long-term net deferred taxes as of December 31, 2015.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers" ("ASU 2015-14"), which defers the effective date of ASU 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017, which would be the Company's fiscal year ending December 31, 2018. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered "completed" for purposes of applying the transition guidance. The Company has completed an initial assessment of the new guidance and is currently evaluating the impact this standard may have on its financial statements and has not decided upon which one of two retrospective application methods it will be using upon adoption.
Subsequent Events — The Company has considered the impact of subsequent events through the filing date of these financial statements. There were no events through the filing date of these financial statements required to be disclosed.
2. STOCK-BASED COMPENSATION
Stock-based compensation is included in the following financial statement captions:

	Year Ended December 31,
	2016	2015	2014
Cost of sales	$6,018	$5,316	$4,153
Sales and marketing	1,820	1,998	1,567
Research and development	4,905	4,049	3,033
General and administrative	8,991	7,626	6,419
Total stock-based compensation	21,734	18,989	15,172
Tax benefit recognized	(6,971)	(6,141)	(4,865)
Net stock-based compensation	$14,763	$12,848	$10,307

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Incentive Plans — In February 2006, the Company's board of directors adopted the 2006 Incentive Compensation Plan (the "2006 Plan"), which provides for the issuance of stock options, restricted stock units, performance stock units, other equity-based awards and cash awards to the Company's directors, employees, consultants and advisors. In June 2006, the Company's board of directors adopted the Non-Employee Directors Stock Plan (the "Directors Plan") for non-employee directors. A total of 10,279,192 shares are reserved under the 2006 Plan, including a total of 84,273 and 194,919 shares rolled into the 2006 Plan from the Directors Plan and another plan, both of which are now inactive. The stockholders approved the 2006 Plan, the Directors Plan and subsequent amendments increasing the authorized shares. At December 31, 2016, 4,707,611 shares of the Company's stock were available for future grant under the 2006 Plan. The Company may grant stock options only at an exercise price equal to or greater than the fair market value of its common stock on the date of grant. Equity awards generally become exercisable over periods of one to four years and generally expire ten years after the date of the grant. The vesting of awards under the the 2006 Plan accelerate following the occurrence of certain change of control events if the participant's employment is terminated within two years without cause or for good reason or if the successor entity does not agree to assume existing awards or replace with equivalent value awards. Awards granted to non-employee directors automatically become exercisable upon a change of control. All shares issued under the 2006 Plan and Directors Plan are registered shares, newly issued by the Company.
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

	2016	2015	2014
Expected term	4.4-6.1 years	4.4-6.3 years	4.7-6.1 years
Volatility	37%-45%	45%-48%	48%-51%
Risk-free rate of return	1.06%-1.41%	1.38%-1.74%	1.46%-1.84%
Dividend yield	0.25%	0.25%	0.25%
Forfeiture rate	2.65%-5.26%	3.47%-5.88%	3.04%-5.86%
A summary of option activity is presented below (see Note 11 for further information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding — January 1, 2016	2,224,169	$53.82
Granted	260,930	82.84
Exercised	(392,887)	35.81
Forfeited	(27,959)	72.87
Outstanding — December 31, 2016	2,064,253	$60.65	6.04	$78,556
Vested or expected to vest — December 31, 2016	1,996,705	$59.89	5.96	$77,508
Exercisable — December 31, 2016	1,067,916	$45.95	4.54	$56,345
The intrinsic value of the options exercised during the years ended December 31, 2016, 2015 and 2014, was $23,315, $27,207 and $20,474, respectively. The weighted-average grant fair value per share for options granted during the years ended December 31, 2016, 2015 and 2014, was $33.08, $42.78 and $32.53, respectively. The total compensation cost related to non-vested awards not yet recorded at December 31, 2016 was $13,756 which is expected to be recognized over a weighted-average of 2.3 years. The aggregate fair value of awards vested during the year ended December 31, 2016 was $11,909.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table summarizes the restricted stock units ("RSU's") activity for the year ended December 31, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding — January 1, 2016	277,719	$77.22
Granted	140,452	81.86
Converted	(44,656)	70.64
Canceled	(6,745)	81.89
Outstanding — December 31, 2016	366,770	$79.72	7.99	$36,204
Vested or expected to vest — December 31, 2016	336,240	$79.31	7.94	$33,190
The intrinsic value of the RSU's exercised during the years ended December 31, 2016, 2015 and 2014, was $3,931, $3,705 and $3,017, respectively. The weighted-average grant fair value per share for RSU's granted during the years ended December 31, 2016, 2015 and 2014, was $81.86, $95.25 and $69.22, respectively. The total compensation cost related to non-vested awards not yet recorded at December 31, 2016 was $14,434 which is expected to be recognized over a weighted-average of 2.5 years. The aggregate fair value of awards vested during the year ended December 31, 2016 was $3,186.
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

	2016	2015
Expected term	3.0 years	3.2 years
Volatility	13%-32%	12%-36%
Risk-free rate of return	0.88%	0.98%
Dividend yield	—%	—%
Weighted-average fair value per share	88.51	128.42

The following table summarizes the performance stock units ("PSU's") activity for the year ended December 31, 2016:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding — January 1, 2016	27,233	$128.54
Granted	27,272	88.51
Converted	—	—
Canceled	—	—
Outstanding — December 31, 2016	54,505	$108.51	8.64	$5,380
Vested or expected to vest — December 31, 2016	50,313	$108.59	8.64	$4,966
PSU's are included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the awarded units. The total compensation cost related to nonvested awards not yet recorded at December 31, 2016 was $3,479 which is expected to be recognized over a weighted average of 2.6 years.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

3. INVENTORIES
Inventories consist of the following:

	December 31,
	2016	2015
Components and raw materials	$93,284	$70,394
Work-in-process	44,723	43,259
Finished goods	101,003	90,085
Total	$239,010	$203,738
The Company recorded inventory provisions totaling $22,796, $15,364 and $11,302 for the years ended December 31, 2016, 2015 and 2014, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment consist of the following:

	December 31,
	2016	2015
Land	$21,811	$18,962
Buildings	214,830	166,784
Machinery and equipment	279,372	226,724
Office furniture and fixtures	31,210	26,981
Construction-in-progress	59,391	35,946
Total property, plant and equipment	606,614	475,397
Accumulated depreciation	(227,239)	(186,793)
Total property, plant and equipment — net	$379,375	$288,604
The Company recorded depreciation expense of $44,757, $37,796 and $31,334 for the years ended December 31, 2016, 2015 and 2014, respectively.
5. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	December 31,
	2016	2015
Accrued compensation	$43,761	$33,617
Customer deposits and deferred revenue	34,571	21,525
Current portion of accrued warranty	15,711	14,871
Other	8,442	5,654
Total	$102,485	$75,667
6. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	December 31,
	2016	2015
Term debt:
Long-term notes	$40,823	$19,667
Less: current portion	(3,188)	(2,000)
Total long-term debt	$37,635	$17,667

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The U.S. and Euro lines of credit are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries.
Revolving Line of Credit Facilities:
U.S. Line of Credit — The Company maintains an unsecured revolving line of credit with available principal of up to $50,000, expiring in April 2020. The line of credit bears interest at a variable rate of LIBOR plus 0.80% to 1.20% depending on the Company's financial performance. Part of this credit facility is available to the Company's foreign subsidiaries including those in India, China, Japan and South Korea based on management discretion. At December 31, 2016, there were no outstanding drawings, however there were $161 of guarantees issued against the line which reduced the total availability. At December 31, 2016, the remaining availability under this line was $49,839.
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
 Euro Line of Credit — The Company maintains an unsecured revolving line of credit with a principal amount of Euro 30,000 ($31,547 at December 31, 2016), expiring in July 2017. The line of credit bears interest at various rates based upon the type of loan. This credit facility is available to the Company's foreign subsidiaries including those in Germany, Russia, China and Italy based on management discretion. At December 31, 2016, there were no drawings, however there were $11,999 of guarantees issued against the line which reduced the total availability. At December 31, 2016, the remaining availability under this line was $19,547.
Euro Overdraft Facilities — The Company maintains a syndicated overdraft facility with available principal of Euro 500 ($526 at December 31, 2016) with no expiration date. This facility bears interest at market rates that vary depending upon the bank within the syndicate that advances the principal outstanding. At December 31, 2016, there were no outstanding drawings and the aggregate remaining availability under this line was $526.
Other European Facilities — The Company maintains two Euro credit lines in Italy with aggregate available principal of Euro 1,500 ($1,577 as of December 31, 2016) which bear interest at market rates and expire in June and September 2017. At December 31, 2016, there were no outstanding drawings and the aggregate remaining availability under these lines was $1,577. These facilities are collateralized by a common pool of the assets of the Company's Italian subsidiary.
Term Debt:
Long-Term Notes — At December 31, 2016, the outstanding balance on the two long-term notes was $40,823 of which $3,188 is the current portion. During the second quarter of 2016, the Company financed the purchase of a building in Marlborough, Massachusetts with an unsecured note of $23,750. The interest on this unsecured long-term note is variable at 1.20% above the LIBOR rate and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding debt balance will be $15,438. The outstanding balance on this unsecured long-term note as of December 31, 2016 was $23,156 of which $1,188 is the current portion. The Company has another note that is secured by the Company's corporate aircraft. The interest rate on this collateralized long-term note is fixed at 2.81% per annum and the collateralized long-term note matures in October 2019, at which time the outstanding debt balance will be $12,000. The outstanding balance on this collateralized long-term note at December 31, 2016 was $17,667 of which $2,000 is the current portion.
7. NONCONTROLLING INTEREST AND EQUITY
Noncontrolling Interest — Noncontrolling interest reported in the accompanying consolidated financial statements relates to an approximate 98% and 76% ownership interest in RukhTekh LLC ("RuchTech") at December 31, 2016 and December 31, 2015, respectively. The associated net loss attributable to noncontrolling interest in 2016 and 2015 was $36 and $127, respectively. Information regarding RuchTech's purchase is provided in Note 12.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Authorized Capital — The Company has authorized capital stock consisting of 175,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. There are no shares of preferred stock outstanding as of December 31, 2016.
8. RELATED-PARTY TRANSACTIONS
In 2016, the Company purchased an office building located in Marlborough, Massachusetts from a subsidiary of IP Fibre Devices (UK) Ltd. ("IPFD") for $23,750. The purchase price was based on the fair market value of the building determined using an independent appraisal. The appraisal was commissioned by the Nominating and Corporate Governance Committee of the Board of Directors. The Company's Chief Executive Officer ("CEO") is the managing director of IPFD. The CEO and certain founding members of the Company, which include the Senior Vice President, Chief Technology Officer and the Senior Vice President, Chief Operating Officer and Managing Director of IPG Laser GmbH, own shares in IPFD which is a stockholder of the Company. The Company leased space in the building prior to purchasing it and reimbursed the landlord for its portion of certain operational costs. The Company paid IPFD $443 and $531 for 2016 and 2015, respectively, under the office lease.
The CEO leases the right to use 25% of the Company's aircraft annually under a October 2014 lease expiring November 2019. The 2016 year-end annual lease rate was $651 and future rent payments are adjusted annually. The CEO paid the Company $651 and $651 in 2016 and 2015, respectively, under the aircraft lease. In addition, the CEO directly pays an unrelated flight management firm for the operating costs of his private use including pilot fees, fuel and other costs.
In 2015, the Company sold products and services of $497 to OAO "RCE" Laser Processing Center ("Laser Center"), an application development and parts processing company. There were no transactions in 2016. The Company's CEO owns approximately 39% of Laser Center, which he acquired from an unrelated third party in 2014.
In 2016 and 2015, the Company purchased various equipment, parts and services from a company for which one of the Company's independent directors is an executive officer. The payments made for such equipment, parts and services for 2016 and 2015 totaled $5,392 and $683, respectively. There were no amounts due to this company at December 31, 2016 or at December 31, 2015.
In both 2016 and 2015, the Company sold products of $146 to a separate company with whom another of the Company's outside independent directors is affiliated.
9. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Year Ended December 31,
	2016	2015	2014
Net income attributable to IPG Photonics Corporation	$260,752	$242,154	$200,445
Net income attributable to common stockholders	260,752	242,154	200,445
Weighted average shares	53,068	52,676	52,104
Dilutive effect of common stock equivalents	729	751	720
Diluted weighted average common shares	53,797	53,427	52,824
Basic net income attributable to IPG Photonics Corporation per share	$4.91	$4.60	$3.85
Basic net income attributable to common stockholders	$4.91	$4.60	$3.85
Diluted net income attributable to IPG Photonics Corporation per share	$4.85	$4.53	$3.79
Diluted net income attributable to common stockholders	$4.85	$4.53	$3.79
For the years ended December 31, 2016, 2015 and 2014, respectively, the computation of diluted weighted average common shares excludes common stock equivalents of 60,797 shares, 29,127 shares and 46,897 shares which includes RSU's of 12,711, 18,171 and 13,300 and PSU's of 809, 3,369 and 0, because the effect would be anti-dilutive.
In July 2016, the Company announced that its Board of Directors authorized a share repurchase program (the "Program") to mitigate the dilutive impact of shares issued upon exercise or release under the Company's various employee and director

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

equity compensation and employee stock purchase plans. Under the Program, the Company's management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees and directors under its various employee and director equity compensation and employee stock purchase plans from January 1, 2016 through December 31, 2017. The Program limits aggregate share repurchases to no more than $100,000 over a period ending June 30, 2018.
For the year ended December 31, 2016, the Company repurchased 102,774 shares of its common stock with an average price of $87.01 per share in the open market. The impact on the reduction of weighted average shares for year ended December 31, 2016 was 20,935 shares. There were no previous Program repurchases made by the Company prior to this period.
10. COMMITMENTS AND CONTINGENCIES
Operating Leases — The Company leases certain facilities under cancelable and noncancelable operating lease agreements which expire through December 2025. In addition, it leases capital equipment under operating leases. Rent expense for the years ended December 31, 2016, 2015 and 2014, totaled $7,091, $7,365 and $5,516, respectively.
Commitments under the noncancelable lease agreements as of December 31, 2016 are as follows:

Years Ending December 31	Facilities	Equipment	Total
2017	$3,245	$943	$4,188
2018	2,275	598	2,873
2019	1,613	321	1,934
2020	895	101	996
2021	545	11	556
Thereafter	681	—	681
Total	$9,254	$1,974	$11,228
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
Contractual Obligations — The Company has entered into various purchase obligations that include agreements for construction of buildings, raw materials and equipment. Obligations under these agreements were $33,072 and $17,961 as of December 31, 2016 and 2015, respectively.
Legal proceedings — From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of December 31, 2016 and through the date of the Company's subsequent review period of February 27, 2017, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.
11. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) retirement savings plan offered to all of its U.S. employees. The Company makes matching contributions equal to 50% of the employee's contributions, subject to a maximum of 6% of eligible compensation. Compensation expense related to its contribution to the plan for the years ended December 31, 2016, 2015 and 2014, approximated $2,509, $2,021 and $1,445, respectively.
The Company has an employee stock purchase plan offered to its U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or the last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee's compensation and are subject to other limitations. Compensation expense related to the employee stock purchase

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

plan was $846, $680 and $607 for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there were 359,642 shares available for issuance under the employee stock purchase plan.
12. BUSINESS COMBINATIONS
During the fourth quarter of 2016, the Company acquired BioPhotonic Solutions, Inc. ("BSI"). BSI develops and sells pulse shaping software technology for use in ultrafast lasers. BSI is located in East Lansing, Michigan. The total purchase price was $1,559, subject to working capital adjustments, which represents the fair value of BSI on that date. As a result of the acquisition, the Company recorded intangible assets of $1,473 related to patents.
The purchase price allocations included in the Company's financial statements are not complete. They represent the preliminary fair value estimates as of December 31, 2016 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to intangibles or income, as applicable.
During the second quarter of 2016, the Company acquired Menara Networks, Inc. ("Menara"). Menara is located in Dallas, Texas. The Company paid $46,831 which represents the fair value of Menara on that date. As a result of the acquisition, the Company recorded intangible assets of $9,900 related to technology, tradename with a weighted-average estimated useful life of 7 years and $9,500 customer relationships with an estimated useful life of 10 years. Additionally, the Company recorded $19,325 of goodwill related to anticipated expansion of the Company's product offerings within the telecom market. The goodwill arising from this acquisition will not be deductible for tax purposes.

In 2016, the Company paid an additional $950 to increase its ownership interest in RuchTech to approximately 98%. The Company purchased a 76% ownership interest in RuchTech in 2015 for $5,000. The fair value at the date of acquisition was $6,579. In connection with this purchase, the Company recorded intangibles assets of $6,298 which related to purchased technology with an estimated useful life of 7 years and $64 of Goodwill that are not deductible for federal income tax purposes.
13. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Balance at January 1	$505	$455
Foreign exchange adjustment	(2)	(14)
Total goodwill arising from purchase	19,325	64
Balance at December 31	$19,828	$505
The goodwill arising from purchase during 2016 of $19,325 relates to anticipated expansion of the Company's product offerings within the telecom market from the acquisition of Menara. The goodwill arising from this acquisition will not be deductible for tax purposes.
The goodwill arising from purchase during 2015 of $64, relates to anticipated expansion of the Company's high-power systems product line resulting from the 2015 purchase of a majority ownership interest in RuchTech. The goodwill arising from the purchase is not deductible for federal tax purposes.
The goodwill balance at January 1, 2015 of $455 relates to anticipated expansion of the Company's expansion of product offerings with UV fiber lasers from the acquisition of Mobius in 2013. The goodwill arising from the acquisition is deductible over 15 years for federal tax purposes.

21

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Intangible assets, subject to amortization, consisted of the following:

	December 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$8,114	$(4,926)	$3,188	7 Years	$6,641	$(4,573)	$2,068	6 Years
Customer relationships	12,727	(3,621)	9,106	9 Years	3,325	(3,092)	233	5 Years
Production know-how	6,618	(4,093)	2,525	8 Years	6,672	(3,339)	3,333	8 Years
Technology, trademark and tradename	17,910	(3,940)	13,970	8 Years	8,247	(1,977)	6,270	8 Years
	$45,369	$(16,580)	$28,789		$24,885	$(12,981)	$11,904
Included in the table above are intangible assets from the following acquisition:

•	$1,473 of patents from the 2016 acquisition of BSI;

•	$9,900 of technology and tradename and $9,500 of customer relationships from the 2016 acquisition of Menara; and

•	$6,298 of technology from the 2015 acquisition of RuchTech.
Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $3,759, $2,274 and $2,210, respectively.
The estimated future amortization expense for intangibles as of December 31, 2016 is as follows:

2017	2018	2019	2020	2021	Thereafter	Total
$4,706	$4,641	$3,964	$3,590	$3,504	$8,384	$28,789
Impairment — In accordance with ASC 350-Intangibles-Goodwill and Other, the Company assesses the impairment of its long-lived assets including its definite-lived intangible assets and goodwill, at least annually for goodwill, and whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable. During each annual reporting period, the Company assesses for factors that may be present which would cause an impairment review.
14. INCOME TAXES
Income before the impact of income taxes for the years ended December 31 consisted of the following:

	2016	2015	2014
U.S.	$103,798	$94,242	$72,800
Foreign	262,767	247,375	211,674
Total	$366,565	$341,617	$284,474

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The Company's provision for income taxes for the years ended December 31 consisted of the following:

	2016	2015	2014
Current:
Federal	$(41,407)	$(30,334)	$(22,549)
State	(4,750)	(6,616)	(2,823)
Foreign	(72,600)	(69,793)	(60,143)
Total current	$(118,757)	$(106,743)	$(85,515)
Deferred:
Federal	$8,709	$6,303	$454
State	383	312	27
Foreign	3,816	538	1,005
Total deferred	$12,908	$7,153	$1,486
Provision for income taxes	$(105,849)	$(99,590)	$(84,029)
A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision for the years ended December 31, is as follows:

	2016	2015	2014
Tax at statutory rate	$(128,298)	$(119,566)	$(99,867)
Non-U.S. rate differential — net	16,718	15,931	14,590
State income taxes — net	(2,640)	(2,094)	(1,787)
Effect of changes in enacted tax rates on deferred tax assets and liabilities	(111)	(153)	(44)
Nondeductible stock compensation expense	(296)	(338)	(483)
Other nondeductible expenses	(2,307)	(1,039)	(2,063)
Federal and state tax credits	9,840	8,837	5,865
Change in reserves, including interest and penalties	1,105	(1,522)	(7)
Change in valuation allowance	26	(620)	—
Other — net	114	974	(233)
	$(105,849)	$(99,590)	$(84,029)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows:

	2016	2015	2014
Property, plant and equipment	$(14,122)	$(8,031)	$(5,310)
Inventory provisions	19,710	14,566	10,497
Allowances and accrued liabilities	5,434	2,590	1,570
Other tax credits	5,027	3,763	726
Deferred compensation	9,215	5,891	4,218
Net operating loss carryforwards	7,885	923	—
Valuation allowance	(662)	(678)	—
Net deferred tax assets	$32,487	$19,024	$11,701
The Company assesses its intention and ability to reinvest the earnings of non-U.S. subsidiaries in those operations. Based on this assessment, the Company has not made any provision for additional U.S. taxes with respect to repatriation of earnings of non-U.S. subsidiaries to the U.S. The Company has recorded a $1,636 deferred tax liability for certain withholding and dividend taxes related to possible distributions from non-U.S. subsidiaries to their non-U.S. parents. At December 31, 2016 and 2015, the cumulative unremitted earnings that are permanently reinvested in non-U.S. subsidiaries are approximately $936,000 and $734,000, respectively.
As of December 31, 2016, 2015 and 2014, the Company has state tax credit carry-forwards of $5,027, $3,740 and $1,225, respectively. The state tax credit carry-forwards begin expiring in 2018. In addition, at December 31, 2016, the

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Company has net operating loss carry-forwards available for future periods of $2,777 related to deductions for stock-based compensation for its UK subsidiary. The UK net operating loss can be carried-forward indefinitely. These amounts are not included in deferred tax assets, because when these net operating loss and state tax credit carry-forwards are utilized they will be credited to additional paid-in capital.
The Company's acquisition of Menara in 2016 included net operating loss carry-forwards of $22,242. As of December 31, 2016, the Company has $19,826 of these net operating loss carry-forwards remaining. No valuation allowance has been provided for these carry-forwards as the Company expects to be able to fully utilize them to offset future income.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2016	2015	2014
Balance at January 1	$7,579	$6,494	$6,501
Change in prior period positions	(1,876)	33	(795)
Additions for tax positions in current period	700	1,052	788
Balance at December 31	$6,403	$7,579	$6,494
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company's effective tax rate, if recognized.
Estimated penalties and interest related to the underpayment of income taxes are ($163), $437 and $(192) for the years ended December 31, 2016, 2015 and 2014, respectively, and are included within the provision for income taxes. Total accrued penalties and interest related to the underpayment of income taxes are $944 and $1,107 at December 31, 2016 and 2015, respectively.
The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. If realized, all of the Company's uncertain tax positions would affect its effective tax rate. Certain of the Company's uncertain tax positions are expected to settle within one year. Open tax years by major jurisdictions are:

• United States	2013 — 2016
• Germany	2013 — 2016
• Russia	2015 — 2016
15. GEOGRAPHIC AND PRODUCT INFORMATION
The Company markets and sells its products throughout the world through both direct sales and distribution channels. The geographic sources of the Company's net sales based on billing addresses of its customers are as follows:

	Year Ended December 31,
	2016	2015	2014
United States and other North America	$141,184	$131,525	$113,233
Europe:
Germany	90,893	93,802	77,404
Other including Eastern Europe/CIS	224,836	189,123	173,018
Asia and Australia:
China	358,476	311,946	245,102
Japan	88,592	76,033	72,573
Other	100,052	95,494	85,426
Rest of World	2,140	3,342	3,076
Total	$1,006,173	$901,265	$769,832

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Sales are derived from products for different applications: fiber lasers, diode lasers and diodes for materials processing, fiber lasers and amplifiers for advanced applications, fiber amplifiers for communications applications, and fiber lasers for medical applications. Net sales for these product lines are as follows:

	Year Ended December 31,
	2016	2015	2014
Materials Processing	$942,119	$849,335	$731,274
Other Applications	64,054	51,930	38,558
Total	$1,006,173	$901,265	$769,832
No customers accounted for more than 10% of the Company's net sales during the year ended December 31, 2016. However, one customer comprised 13% and 11% of net sales during the years ended December 31, 2015 and 2014, respectively. The Company has historically depended on a few customers for a significant percentage of its annual net sales. The composition of this group can change from year to year. Net sales derived from the Company's five largest customers as a percentage of its annual net sales were 22%, 25% and 23% in 2016, 2015 and 2014, respectively.
The geographic locations of the Company's long-lived assets, net, based on physical location of the assets, as of December 31, 2016, 2015 and 2014, are as follows:

	December 31,
	2016	2015	2014
United States	$230,116	$170,981	$155,428
Russia	76,966	55,150	59,612
Germany	61,792	53,678	51,528
China	8,096	6,237	6,582
Other	14,116	12,045	12,507
	$391,086	$298,091	$285,657
Long lived assets include property, plant and equipment, related deposits on such assets and demonstration equipment.
16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$207,248	$252,787	$266,017	$280,121
Gross profit	114,410	137,703	144,791	155,336
Net income attributable to IPG Photonics Corporation	49,326	67,058	69,235	75,133
Basic earnings per share	0.93	1.26	1.30	1.42
Diluted earnings per share	0.92	1.25	1.29	1.39

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$198,960	$235,138	$243,541	$223,626
Gross profit	107,827	128,703	133,304	122,043
Net income attributable to IPG Photonics Corporation	57,359	61,299	62,792	60,704
Basic earnings per share	1.09	1.16	1.19	1.15
Diluted earnings per share	1.08	1.15	1.18	1.14

EXHIBIT

Exhibit Number	Description
3.1
Form of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-136521 filed with the Securities and Exchange Commission (the "Commission") on August 11, 2006)

3.3	Form of Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's current Report on Form 8-K filed with the Commission on August 22, 2014)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-136521 filed with the Commission on November 14, 2006)

10.1	2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2007)

10.2	Amendment to Section 4.2 of 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on May 13, 2008)

10.3	Amendment to the 2000 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on August 22, 2014)

10.4	2006 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.5	Non-Employee Directors Stock Plan, as amended April 2, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 8, 2010)

10.6
Amendment to the Non-Employee Directors Stock Plan, as amended (incorporated by reference to Exhibit to 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 22, 2014)

10.7	IPG Photonics Non-Employee Director Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 5, 2013)

10.8
Amendment to the IPG Photonics Corporation Non-Employee Directors Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 14, 2015)

10.9
IPG Photonics Corporation Non-Employee Director Compensation Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.10	Senior Executive Annual Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.11	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed with the Commission on May 13, 2008)

10.12	Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 15, 2009)

10.13
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
10.16
Form of Letter amending Employment Agreements and Confidentiality, Non-Competition and Confirmatory Assignment Agreements between the Registrant and each of the named executive officers and certain other executive officers (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.17
Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.18
Loan Agreement between the Registrant and Bank of America, N.A. dated as of June 4, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 9, 2008)

10.19	Revolving Credit Note by the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 9, 2008)

10.20	Term Note by the Registrant dated June 4, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on June 9, 2008)

10.21
Second Amendment to Loan Agreement, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.22
Revolving Credit Note Modification Agreement No. 1, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.23
Term Note Modification Agreement No. 1, between the Registrant and Bank of America, N.A., dated as of September 30, 2010 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 9, 2010)

10.24
Amended and Restated Loan Agreement between the Registrant and Bank of America, N.A., dated as of April 30, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2015)

10.25
Revolving Credit Note by the Registrant dated as of April 30, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2015)

10.26
Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated June 18, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 29, 2012)

10.27
Guarantee of the Registrant to Deutsche Bank AG dated June 26, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on June 29, 2012)

10.28	Enclosure 1 to Guarantee to Deutsche Bank AG dated June 26, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on June 29, 2012)

10.29
Amendment to Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated January 17, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 4, 2014)

10.30
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

10.32
Guarantee of the Registrant to Deutsche Bank AG dated August 7, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on August 14, 2014)

Exhibit Number	Description
10.33
Guarantee of IPG Laser GmbH to Deutsche Bank AG dated August 7, 2014 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on August 14, 2014)

10.34
Annex 1 to Guarantee of IPG Laser GmbH to Deutsche Bank AG dated August 11, 2014 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on August 14, 2014)

10.35
First Amendment to Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG dated October 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2015)

10.36
Annex 1 (1st Amendment) to Guarantee of IPG Laser GmbH to Deutsche Bank AG, dated October 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 6, 2015)

10.37
Second Amendment of the Credit Facility Agreement between IPG Laser GmbH and Deutsche
Bank AG, dated April 18, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 19, 2016)

10.38
Annex 1 to (2nd Amendment) Guarantee of IPG Laser GmbH to Deutsche Bank AG, dated April
18, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 19, 2016)

10.39
First Amendment to the Amended and Restated Loan Agreement, between the Registrant and
Bank of America, N.A. dated as of May 19, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on May 19, 2016)

10.40
Term Note, between the Registrant and Bank of America, N.A., dated May 19, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on May 19, 2016)

10.41
Third Amendment to Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG, dated November 1, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2016)

10.42
Annex I (Third Amendment) to Guarantee of IPG Laser GmbH to Deutsche Bank AG dated November 1, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2016)

10.43	Fourth Amendment to Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG, dated December 16, 2016

10.44	Annex I (Fourth Amendment) to Guarantee of IPG Laser GmbH to Deutsche Bank AG dated December 16, 2016

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase