Form 10-Q
period 2017-03-31
IPG PHOTONICS CORP
filed 2017-05-08
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 3, 2017, there were 53,681,885 shares of the registrant's common stock issued and outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$697,778	$623,855
Short-term investments	165,025	206,779
Accounts receivable, net	180,226	155,901
Inventories	261,893	239,010
Prepaid income taxes	41,959	34,128
Prepaid expenses and other current assets	44,133	41,289
Total current assets	1,391,014	1,300,962
DEFERRED INCOME TAXES, NET	47,048	42,442
GOODWILL	19,831	19,828
INTANGIBLE ASSETS, NET	27,892	28,789
PROPERTY, PLANT AND EQUIPMENT, NET	395,858	379,375
OTHER ASSETS	20,930	18,603
TOTAL	$1,902,573	$1,789,999
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,188	$3,188
Accounts payable	25,388	28,048
Accrued expenses and other liabilities	105,737	102,485
Income taxes payable	23,423	24,554
Total current liabilities	157,736	158,275
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	41,726	36,365
LONG-TERM DEBT, NET OF CURRENT PORTION	36,839	37,635
Total liabilities	236,301	232,275
COMMITMENTS AND CONTINGENCIES (NOTE 12)
IPG PHOTONICS CORPORATION EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 53,636,419 and 53,425,945 shares issued and outstanding, respectively, at March 31, 2017; 53,354,579 and 53,251,805 shares issued and outstanding, respectively, at December 31, 2016	5	5
Treasury stock, at cost (210,474 and 102,774 shares held)	(21,485)	(8,946)
Additional paid-in capital	668,003	650,974
Retained earnings	1,171,198	1,094,108
Accumulated other comprehensive loss	(151,626)	(178,583)
Total IPG Photonics Corporation equity	1,666,095	1,557,558
NONCONTROLLING INTERESTS	177	166
Total equity	1,666,272	1,557,724
TOTAL	$1,902,573	$1,789,999
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
NET SALES	$285,846	$207,248
COST OF SALES	128,579	92,838
GROSS PROFIT	157,267	114,410
OPERATING EXPENSES:
Sales and marketing	10,827	8,034
Research and development	22,780	17,489
General and administrative	17,726	13,901
Loss on foreign exchange	4,453	4,967
Total operating expenses	55,786	44,391
OPERATING INCOME	101,481	70,019
OTHER (EXPENSE) INCOME, Net:
Interest income, net	308	192
Other (expense) income, net	(529)	7
Total other (expense) income	(221)	199
INCOME BEFORE PROVISION FOR INCOME TAXES	101,260	70,218
PROVISION FOR INCOME TAXES	(26,328)	(20,890)
NET INCOME	74,932	49,328
LESS: NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(13)	2
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$74,945	$49,326
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$1.40	$0.93
Diluted	$1.38	$0.92
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,368	52,898
Diluted	54,370	53,621
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$74,932	$49,328
Other comprehensive income, net of tax:
Translation adjustments	26,699	28,495
Unrealized loss on derivatives	(16)	—
Loss on available-for-sale investments, net of tax reclassified to net income	298	—
Total other comprehensive loss	26,981	28,495
Comprehensive income	101,913	77,823
Comprehensive income attributable to noncontrolling interest	11	5
Comprehensive income attributable to IPG Photonics Corporation	$101,902	$77,818
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,932	$49,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,504	11,394
Deferred income taxes	4,208	(2,741)
Stock-based compensation	5,351	4,959
Unrealized (gains) losses on foreign currency transactions	3,462	4,802
Other	842	175
Provisions for inventory, warranty & bad debt	9,002	8,927
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(22,801)	8,140
Inventories	(22,408)	(19,365)
Prepaid expenses and other current assets	(3,972)	(178)
Accounts payable	(1,560)	(6,749)
Accrued expenses and other liabilities	(659)	(8,378)
Income and other taxes payable	(10,081)	14,583
Net cash provided by operating activities	50,820	64,897
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property, plant and equipment	(21,875)	(24,960)
Proceeds from sales of property, plant and equipment	99	129
Purchases of short-term investments	(28,173)	(29,899)
Proceeds from short-term investments	70,370	10,000
Other	(47)	46
Net cash provided by (used in) investing activities	20,374	(44,684)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	1,934	2,214
Payments on line-of-credit facilities	(1,934)	(2,223)
Principal payments on long-term borrowings	(797)	(500)
Exercise of employee stock options and shares withheld to cover employee restricted stock taxes	9,600	2,644
Purchase of treasury stock, at cost	(12,539)	—
Net cash (used in) provided by financing activities	(3,736)	2,135
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	6,465	8,812
NET INCREASE IN CASH AND CASH EQUIVALENTS	73,923	31,160
CASH AND CASH EQUIVALENTS — Beginning of period	623,855	582,532
CASH AND CASH EQUIVALENTS — End of period	$697,778	$613,692
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$447	$171
Cash paid for income taxes	$31,371	$11,955
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$802	$623
Inventory transferred to machinery and equipment	$1,051	$361
(Reductions) additions to property, plant and equipment included in accounts payable	$(1,310)	$326
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2017		2016
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	53,251,805	$5	52,883,902	$5
Exercise of stock options	281,840	—	82,558	—
Purchased common stock	(107,700)	—	—	—
Balance, end of period	53,425,945	5	52,966,460	5
TREASURY STOCK
Balance, beginning of year	(102,774)	(8,946)	—	—
Purchased treasury stock	(107,700)	(12,539)	—	—
Balance, end of period	(210,474)	(21,485)	—	—
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		650,974		607,649
Stock-based compensation		5,351		4,959
Exercise of employee stock options and shares withheld to cover employee restricted stock taxes		9,600		3,548
Recently adopted accounting standards (NOTE 2)		2,078		—
Balance, end of period		668,003		616,156
RETAINED EARNINGS
Balance, beginning of year		1,094,108		833,356
Net income attributable to IPG Photonics Corporation		74,945		49,326
Recently adopted accounting standards (NOTE 2)		2,145		—
Balance, end of period		1,171,198		882,682
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(178,583)		(181,482)
Translation adjustments		26,675		28,495
Change in unrealized loss on derivatives, net of tax		(16)		—
Unrealized loss on available-for-sale investments, net of tax		(240)		—
Realized loss on available-for-sale investments, net of tax, reclassified to net income		538		—
Balance, end of period		(151,626)		(152,987)
TOTAL IPG PHOTONICS CORPORATION EQUITY		$1,666,095		$1,345,856
NONCONTROLLING INTERESTS ("NCI")
Balance, beginning of year		166		1,137
Net (loss) income attributable to NCI		(13)		2
Other comprehensive income attributable to NCI		24		3
Balance, end of period		177		1,142
TOTAL EQUITY		$1,666,272		$1,346,998
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by IPG Photonics Corporation, or "IPG", "its" or the "Company". Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including income tax impact and classification on the consolidated statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and the Company adopted this statement effective January 1, 2017. Under ASU 2016-09, excess tax benefits and deficiencies as a result of stock option exercises and restricted stock unit vesting are to be recognized as discrete items within income tax expense or benefit in the consolidated statements of comprehensive income in the reporting period in which they occur. Upon adoption, the Company recognized excess tax benefits from stock award exercises and restricted stock unit vesting in the first quarter of 2017 as a discrete tax benefit which reduced the provision for income taxes for the three months ended March 31, 2017, by $4,130. The adoption of ASU 2016-09 also changed the calculation of fully diluted shares outstanding for the three months ended March 31, 2017. The excess tax benefits have been excluded from the calculation of assumed proceeds in the Company's calculation of diluted weighted shares under the new standard. The Company's diluted weighted shares outstanding as of March 31, 2017, increased by 184,161 shares due to adoption of the new standard.
The adoption of ASU 2016-09 also requires the cumulative effect of initially applying the standard to be recorded as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application. This resulted in a cumulative effect increase of $3,464 to retained earnings and deferred tax assets. Also, as a result of the adoption of ASU 2016-09, the Company has made an accounting policy election to record forfeitures as they occur rather than estimating expected forfeitures. The calculated cumulative effect was a decrease in retained earnings by $1,319 and an increase in deferred tax assets and additional paid-in capital by $759 and $2,078, respectively, as of January 1, 2017.
In February 2017, the FASB issued ASU No. 2017-05, "Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)" ("ASU 2017-05"). ASU 2017-05 was issued in conjunction with ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), to clarify guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The new guidance clarifies what constitutes an "in substance nonfinancial asset" and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business. The amendments should be applied at the same time as those in ASU 2014-09 with interim and annual reporting periods beginning after December 15, 2017, which would be the Company's fiscal year ending December 31, 2018. The Company is currently evaluating the potential impact that the standard will have on its consolidated financial statements upon adoption.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350)" ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. ASU 2017-04 is effective for public companies for annual reporting periods beginning after December 15, 2020, and interim reporting periods within such period. The amendments should be applied prospectively on or after the effective date and require a disclosure as to the nature of and reason for the change in accounting principle upon transition. Early adoption is allowed for al

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

l entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017. The Company is currently evaluating the potential impact that the standard will have on its consolidated financial statements upon adoption.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805)" ("ASU 2017-01"). ASU 2017-01 revises the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for public companies for annual reporting periods beginning after December 15, 2017, and interim reporting periods within such period. The amendments should be applied prospectively on or after the effective date. No disclosures are required at transition. Early application generally is allowed for transactions that have not been reported in financial statements which have been issued or made available for issuance. The Company is currently evaluating the potential impact that the standard will have on its consolidated financial statements upon adoption.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740) - Intra-Entity Transfers of Assets other than Inventory" ("ASU 2016-16"). ASU 2016-16 eliminates the current exception that prohibits the recognition of current and deferred income tax consequences for intra-entity asset transfers (other than inventory) until the asset has been sold to an outside party. The amendments will be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings. Deferred tax assets should be assessed to determine if realizable. Disclosures will be required for the (i) reason for and notice of change, (ii) effect of change on income from continuing operations and (iii) cumulative effect of change on retained earnings. Public entities will apply these changes in annual reporting periods beginning after December 15, 2017, and interim reporting periods within such period. Early adoption is permitted. The Company is continuing to evaluate the standard but does not expect that it will have a material effect on its consolidated financial statements upon adoption.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than twelve months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is continuing to evaluate the standard but does not expect that it will have a material effect on its consolidated financial statements upon adoption.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have and does not expect it to have a material effect on its consolidated financial statements upon adoption.
In May 2014, the FASB issued ASU No. 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers" ("ASU 2015-14"), which defers the effective date of ASU 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017, which would be the Company's fiscal year ending December 31, 2018. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered "completed" for purposes of applying the transition guidance. The Company has completed an initial assessment of the new guidance and is currently evaluating the impact this standard may have on its financial statements. The Company has not decided upon which one of two retrospective application methods it will be using upon adoption.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

3. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2017	2016
Components and raw materials	$106,829	$93,284
Work-in-process	24,666	44,723
Finished components and devices	130,398	101,003
Total	$261,893	$239,010
The Company recorded inventory provisions totaling $3,971 and $3,953 for the three months ended March 31, 2017 and 2016, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished components and devices.
4. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2017	2016
Accrued compensation	$37,607	$43,761
Customer deposits and deferred revenue	43,212	34,571
Current portion of accrued warranty	16,974	15,711
Other	7,944	8,442
Total	$105,737	$102,485
5. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	March 31,	December 31,
	2017	2016
Term debt:
Long-term notes	$40,027	$40,823
Less: current portion	(3,188)	(3,188)
Total long-term debt	$36,839	$37,635
The U.S. and Euro lines-of-credit are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. The U.S. line-of-credit is also available to the Company. At March 31, 2017 and December 31, 2016, there were no amounts drawn on the U.S. line-of-credit, and there were $22 and $2,828, respectively, of guarantees issued against the facility which reduces the amount of the facility available to draw. At March 31, 2017 and December 31, 2016, there were no amounts drawn on the Euro line-of-credit, and there were $12,716 and $8,221, respectively, of guarantees issued against the facility which reduces the amount of the facility available to draw.
At March 31, 2017, the amount due on the two long-term notes was $40,027 of which $3,188 is the current portion. The Company has an unsecured note of $22,860 of which $1,188 is the current portion. The interest on this unsecured note is variable at 1.20% above the LIBOR rate and is fixed using an interest rate swap at 2.85% per annum. The unsecured note matures in May 2023, at which time the outstanding debt balance will be $15,438. The Company has another note that is secured by the Company's corporate aircraft of $17,167 of which $2,000 is the current portion. The interest rate on this secured note is fixed at 2.81% per annum and the collateralized long-term note matures in October 2019, at which time the outstanding debt balance will be $12,000.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended March 31,
	2017	2016
Net income attributable to IPG Photonics Corporation	$74,945	$49,326
Weighted average shares	53,368	52,898
Dilutive effect of common stock equivalents	1,002	723
Diluted weighted average common shares	54,370	53,621
Basic net income attributable to IPG Photonics Corporation per share	$1.40	$0.93
Diluted net income attributable to IPG Photonics Corporation per share	$1.38	$0.92
For the three months ended March 31, 2017 and 2016, respectively, the computation of diluted weighted average common shares excludes common stock equivalents of 73,300 shares and 65,100 shares which includes restricted stock units ("RSUs") of 44,400 and 49,600 and performance stock units ("PSUs") of 17,100 and 15,000, respectively. These common stock equivalents are excluded because the effect of including them would be anti-dilutive.
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
For the three months ended March 31, 2017, the Company repurchased 107,700 shares of its common stock with an average price of $116.42 per share in the open market. The impact on the reduction of weighted average shares for the three months ended March 31, 2017 was 31,140 shares. As the Program was announced in July 2016, there were repurchases made by the Company for the three months ended March 31, 2016.
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
Cash flow hedges – The Company entered into a cash flow hedge which is an interest rate swap associated with a long-term note issued during the second quarter of 2016 that will terminate with the long-term note in May 2023. The fair value amounts in the consolidated balance sheet related to the interest rate swap was:

Notional Amounts[1]		Other Assets		Other Long-Term Liabilities
March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
2017	2016	2017	2016	2017	2016
$22,860	$23,156	$50	$77	$—	$—
  (1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The derivative gains and losses in the consolidated statements of income related to the Company's interest rate swap contracts was as follows:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Effective portion recognized in other comprehensive income, pretax:
Interest rate swap	$(27)	$—
Effective portion reclassified from other comprehensive income to interest expense, pretax:
Interest rate swap	$—	$—
Ineffective portion recognized in income:
Interest rate swap	$—	$—
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company's assets and liabilities measured at fair value:

		Fair Value Measurements at March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$306,000	$306,000	$—	$—
Short-term investments	164,928	164,928	—	—
Interest rate swap	50	—	50	—
Auction rate securities	1,146	—	—	1,146
Total assets	$472,124	$470,928	$50	$1,146
Liabilities
Long-term notes	$40,500	$—	$40,500	$—
Total liabilities	$40,500	$—	$40,500	$—

		Fair Value Measurements at December 31, 2016

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$179,699	$179,699	$—	$—
Short-term investments	206,616	206,616	—	—
Interest rate swap	77	—	77	—
Auction rate securities	1,144	—	—	1,144
Total assets	$387,536	$386,315	$77	$1,144
Liabilities
Long-term notes	$41,351	$—	$41,351	$—
Total liabilities	$41,351	$—	$41,351	$—
Short-term investments are recorded at book value. Unrealized gains or losses are not recorded since these investments are considered held-to-maturity and consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year. The fair value of the short-term investments considered available-for-sale as of December 31, 2016 was $41,591. This amount included an unrealized loss of $432. There were no short-term investments considered available-for-sale as of March 31, 2017. The fair value of the short-term investments considered held-to-maturity as of March 31, 2017 and December 31, 2016 was $164,928 and $165,025, respectively, which represents an unrealized loss of $97 and $163, respectively, as compared to the book value recorded on the Consolidated Balance Sheets for the same periods.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	Three Months Ended March 31,
	2017	2016
Auction Rate Securities
Balance, beginning of period	$1,144	$1,136
Change in fair value and accretion	2	2
Balance, end of period	$1,146	$1,138
Contingent Purchase Consideration
Balance, beginning of period	$—	$20
Period transactions	—	—
Change in fair value and currency fluctuations	—	1
Balance, end of period	$—	$21
9. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2017:

Amounts
Balance at January 1	$19,828
Foreign exchange adjustment	3
Total goodwill arising from acquisition	—
Balance at March 31	$19,831
Intangible assets, subject to amortization, consisted of the following:

	March 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$8,114	$(5,015)	$3,099	7 Years	$8,114	$(4,926)	$3,188	7 Years
Customer relationships	12,777	(3,914)	8,863	9 Years	12,727	(3,621)	9,106	9 Years
Production know-how	6,641	(4,305)	2,336	8 Years	6,618	(4,093)	2,525	8 Years
Technology, trademark and tradename	18,134	(4,540)	13,594	8 Years	17,910	(3,940)	13,970	8 Years
	$45,666	$(17,774)	$27,892		$45,369	$(16,580)	$28,789
Amortization expense for the three months ended March 31, 2017 and 2016 was $1,065 and $543, respectively. The estimated future amortization expense for intangibles for the remainder of 2017 and subsequent years is as follows:

2017	2018	2019	2020	2021	Thereafter	Total
$3,364	$4,421	$4,373	$3,755	$3,585	$8,394	$27,892
10. PRODUCT WARRANTIES
The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table summarizes product warranty activity recorded during the three months ended March 31, 2017 and 2016.

	2017	2016
Balance at January 1	$33,978	$28,210
Provision for warranty accrual	4,523	4,814
Warranty claims	(2,966)	(3,562)
Foreign currency translation	438	780
Balance at March 31	$35,973	$30,242
Accrued warranty reported in the accompanying consolidated financial statements as of March 31, 2017 and December 31, 2016 consisted of $16,974 and $15,711 in accrued expenses and other liabilities and $18,999 and $18,267 in other long-term liabilities, respectively.
11. INCOME TAXES
A reconciliation of the total amounts of unrecognized tax benefits is as follows:

	2017	2016
Balance at January 1	$6,403	$7,579
Reductions of prior period positions	—	—
Additions for tax positions in prior period	—	—
(Reductions) additions for tax positions in current period	—	—
Balance at March 31	$6,403	$7,579
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company's effective tax rate, if recognized.
12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business.
These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of March 31, 2017 and through the filing date of these Financial Statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.
13. LONG-LIVED ASSETS
Long-lived assets, which consist primarily of property, plant and equipment, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In cases in which undiscounted expected future cash flows are less than the carrying value, an impairment loss is recorded equal to the amount by which the carrying value exceeds the fair value of assets. In the fourth quarter of 2016, the Company began assessing the possible sale of its corporate aircraft included within Property, Plant and Equipment, net in its Consolidated Balance Sheets. As a result of this assessment and certain market indications of the aircraft's value if sold, the Company prepared an updated impairment analysis of the carrying value of the aircraft as of March 31, 2017. The impairment analysis was probability weighted considering market data available, future cash flows and whether or not the Company would sell the aircraft. Based on that analysis the Company recorded a $162 impairment charge included in general and administrative expense in its Consolidated Statements of Income as of March 31, 2017. There were no impairment losses recorded by the Company for the three months ended March 31, 2016.

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
Overview
We develop and manufacture a broad line of high-performance fiber lasers, fiber amplifiers, diode lasers, laser systems and optical accessories that are used for diverse applications, primarily in materials processing. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally primarily through our direct sales force.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $4.0 million for both the three months ended March 31, 2017 and 2016, and $22.8 million, $15.4 million and $11.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Research and development expense. We plan to continue to invest in research and development to improve our existing components and products and develop new components, products, systems and applications technologies. The amount of research and development expense we incur may vary from period to period. In general, if net sales continue to increase we expect research and development expense to increase in the aggregate.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 25% for the three months ended March 31, 2017 and 22%, 25% and 23% for the full years 2016, 2015 and 2014, respectively. One of our customers accounted for 12% of our net sales for the three months ended March 31, 2017. None of our customers accounted for more than 10% of our net sales for the three months ended March 31, 2016. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net sales. Net sales increased by $78.6 million, or 37.9%, to $285.8 million for the three months ended March 31, 2017 from $207.2 million for the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017		2016		Change
		% of Total		% of Total
Materials processing	$264,131	92.4%	$198,207	95.6%	$65,924	33.3%
Other applications	21,715	7.6%	9,041	4.4%	12,674	140.2%
Total	$285,846	100.0%	$207,248	100.0%	$78,598	37.9%

Sales by Product	Three Months Ended March 31,
	2017		2016		Change
		% of Total		% of Total
High-Power Continuous Wave ("CW") Lasers	$167,944	58.8%	$118,220	57.0%	$49,724	42.1%
Medium-Power CW Lasers	19,742	6.9%	22,608	10.9%	(2,866)	(12.7)%
Low-Power CW Lasers	3,394	1.2%	3,003	1.5%	391	13.0%
Pulsed Lasers	32,456	11.3%	28,625	13.8%	3,831	13.4%
Quasi-Continuous Wave ("QCW") Lasers	21,368	7.5%	8,600	4.2%	12,768	148.5%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	40,942	14.3%	26,192	12.6%	14,750	56.3%
Total	$285,846	100.0%	$207,248	100.0%	$78,598	37.9%
Materials processing
Sales for materials processing applications increased due to higher sales of high-power lasers, pulsed lasers, QCW lasers and laser systems offset by lower sales for medium-power lasers.

•
The increase in high-power laser sales related to growth in cutting and welding applications partially offset by decreases in average selling prices. High-power lasers continue to displace CO2 lasers in cutting systems sold by our OEM customers while they are also experiencing higher demand for their cutting systems. Within the cutting application, we continue to see a migration to lasers with higher output powers which improve processing speeds and enable processing of thicker materials. The shift towards lasers with higher output powers has also benefited sales due to their higher average selling prices. The growth in welding sales relates primarily to automotive applications. We are also seeing increased use of high-power lasers for deposition applications like cladding and laser sintering which is used in additive manufacturing. Some of the increase in sales of high-power lasers used for cladding and laser sintering applications has displaced medium-power laser sales as discussed below.

•
The decrease in medium-power sales related to fine cutting applications and sintering partially offset by a higher demand for medium-power lasers used for fine welding and semiconductor wafer-inspection. In part the decrease in sales for medium-power lasers used in sintering applications is due to a migration to high-power lasers by our OEM customers. Additionally, while the number of units shipped of medium-power lasers increased, this increase was offset by declines in average selling prices due to increased competition.

•	Low-power laser sales increased slightly due to the increase in scientific and semiconductor applications which was partially offset by a decrease in low-power used in medical applications.

•
Pulsed laser sales increased due to higher demand for ablative application, such as cleaning and stripping. Marking and engraving applications, which is the largest application for pulsed lasers, increased slightly. Within the pulsed laser category, increased sales of high-power pulsed lasers and green pulsed lasers were partially offset by decreased sales of pulsed lasers with lower average power.

•	QCW laser sales increased due to the demand for welding and percussion hole drilling applications.

•	Materials processing sales also increased as a result of higher parts and service sales which are included in Other Revenue in the Sales by Product chart above.
Other Applications
Sales for other applications increased due to higher sales for telecom and advanced applications. The increase in telecom sales was driven by sales from Menara Networks, Inc,, which we acquired in the second quarter of 2016, and an increase in amplifier sales used for last mile fiber access to the home applications. Sales of telecom products are included in Other Revenue in the Sales by Product chart above. Advanced Application sales are typically large and uneven from quarter to quarter. The increase in advanced applications sales was driven by increase in demand from defense, semiconductor, and scientific applications. The increase in Advanced Application sales contributed to the increase in high-power laser sales and the increase in Other Revenue in the Sales by Product chart above.
Cost of sales and gross margin. Cost of sales increased by $35.7 million, or 38.5%, to $128.6 million for the three months ended March 31, 2017 from $92.8 million for the three months ended March 31, 2016. Our gross margin decreased slightly to

55.0% for the three months ended March 31, 2017 from 55.2% for the three months ended March 31, 2016. Gross margin decreased due to lower average selling prices, a decrease in absorption of manufacturing costs in the quarter and also due to an increase in expenses related to the amortization of intangibles related to the Menara transaction which occurred during the second quarter of 2016. These impacts were partially offset by a reduction in the cost of internally manufactured components, increased manufacturing efficiency and product mix which included increased sales of high-power, QCW and pulsed lasers with higher average powers.
Sales and marketing expense. Sales and marketing expense increased by $2.8 million, or 34.8%, to $10.8 million for the three months ended March 31, 2017 from $8.0 million for the three months ended March 31, 2016, primarily as a result of an increase in expenses related to personnel, commissions, trade fairs and exhibitions, travel, depreciation and premises. As a percentage of sales, sales and marketing expense decreased to 3.8% for the three months ended March 31, 2017 from 3.9% for three months ended March 31, 2016.
Research and development expense. Research and development expense increased by $5.3 million, or 30.3%, to $22.8 million for the three months ended March 31, 2017, compared to $17.5 million for the three months ended March 31, 2016, primarily as a result of an increase in expenses related to personnel, stock-based compensation, consultants, contractors and materials used for research and development projects and depreciation. Research and development continues to focus on developing new products, enhancing performance of existing components, improving production processes and developing manufacturing of new components such as crystals and refining production processes to improve manufacturing yields and productivity. New products include lasers that operate at different wavelengths such as ultra-violet, visible and mid-infrared; lasers with ultra-fast pulses; laser-based systems for material processing, projection, display and medical; new telecom products including pluggable transceivers; and laser accessories such as welding and cutting heads. In addition to new products research and development is focused on enhancing the performance of our existing products by improving their electrical efficiency and increasing their average power. As a percentage of sales, research and development expense decreased to 8.0% for the three months ended March 31, 2017 from 8.4% for the three months ended March 31, 2016.
General and administrative expense. General and administrative expense increased by $3.8 million, or 27.5%, to $17.7 million for the three months ended March 31, 2017 from $13.9 million for the three months ended March 31, 2016. This was primarily as a result of increased personnel expense, stock-based compensation, recruitment, subscription and increased bad debt expense. As a percentage of sales, general and administrative expense was 6.2% for the three months ended March 31, 2017 and 6.7% for the three months ended March 31, 2016.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.91, Russian Ruble 74, Japanese Yen 115 and Chinese Yuan 6.54, respectively, we would have expected net sales to be $9.7 million higher, gross profit to be $7.0 million higher and total operating expenses would have been $0.8 million lower.
Loss on foreign exchange. We incurred a foreign exchange loss of $4.5 million for the three months ended March 31, 2017 as compared to a $5.0 million loss for the three months ended March 31, 2016. Foreign exchange losses for the three months ended March 31, 2017 were primarily attributable to the appreciation of the Euro and Russian Ruble as compared to the U.S. Dollar. Foreign exchange losses for the three months ended March 31, 2016 were primarily attributable to the depreciation of the Chinese Yuan compared to the U.S. Dollar which was partially offset by the depreciation of the Russian Ruble compared to the U.S. Dollar and appreciation of the Japanese Yen compared to the Euro.
Interest income, net. Interest income, net, increased to $0.3 million of income for the three months ended March 31, 2017 from $0.2 million of income for the three months ended March 31, 2016 as a result of higher yielding interest and increases in short-term investments.
Other (expense) income, net. Other (expense) income, net, decreased to $0.5 million of expense for the three months ended March 31, 2017 from $7 thousand of income for the three months ended March 31, 2016 as a result of the loss incurred upon sale of available-for-sale-securities partially offset by net rental income from a building in the United States purchased in the second quarter of 2016 that is partially leased to third parties.
Provision for income taxes. Provision for income taxes was $26.3 million for the three months ended March 31, 2017 compared to $20.9 million for the three months ended March 31, 2016. The effective tax rates were 26.0% and 29.8% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective rate was primarily due to excess tax benefits related to option exercises during the quarter upon adoption of ASU No. 2016-09 that were previously required to be applied against Additional paid-in capital.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $25.6 million to $74.9 million for the three months ended March 31, 2017 compared to $49.3 million for the three months ended March 31, 2016. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 2.4 percentage points to 26.2% for the three months ended March 31, 2017 from 23.8% for the three months ended March 31, 2016 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of March 31, 2017 consisted of cash and cash equivalents of $697.8 million, short-term investments of $165.0 million, unused credit lines and overdraft facilities of $71.4 million and other working capital (excluding cash and cash equivalents and short-term investments) of $370.5 million. This compares to cash and cash equivalents of $623.9 million, short-term investments of $206.8 million, unused credit lines and overdraft facilities of $71.5 million and other working capital (excluding cash and cash equivalents and short-term investments) of $312.1 million as of December 31, 2016. The increase in cash and cash equivalents of $73.9 million relates primarily to cash provided by operating activities in the three months ended March 31, 2017 of $50.8 million and cash provided by investing activities of $20.4 million which was primarily related to net proceeds from short-term investments partially offset by capital expenditures. The increase was partially offset by cash used in financing activities of $3.7 million which was primarily related to our continued purchase of treasury stock partially offset by exercises of employee stock options and shares withheld to cover employee restricted stock taxes. Additionally, the effect of exchange rates reduced cash and cash equivalents by $6.5 million.
Short-term investments consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year.
Our long-term debt consists of two long-term notes totaling $40.0 million of which $3.2 million is the current portion. We have an unsecured note with an outstanding balance at March 31, 2017 of $22.9 million of which $1.2 million is the current portion. The interest on this unsecured note is variable at 1.20% above the LIBOR rate and is fixed using an interest rate swap at 2.85% per annum. The unsecured note matures in May 2023, at which time the outstanding debt balance will be $15.4 million. The Company has another note that is secured by the Company's corporate aircraft. The outstanding balance on this secured note at March 31, 2017 was $17.2 million of which $2.0 million is the current portion. The interest rate on this secured note is fixed at 2.81% per annum and it matures in October 2019, at which time the outstanding debt balance will be $12.0 million.
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
The following table details our line-of-credit facilities as of March 31, 2017:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $50.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2020	Unsecured
Euro Credit Facilities (Germany) (2)	Euro 30.0 million ($32.0 million)	Euribor plus 1.00% or EONIA 1.25%	July 2017	Unsecured, guaranteed by parent company and Germany subsidiary
Euro Overdraft Facilities (3)	Euro 2.0 million ($2.1 million)	1.0%-6.5%	October 2017	Common pool of assets of Italian subsidiary

(1)
This facility is available to certain foreign subsidiaries in their respective local currencies. At March 31, 2017, there were no drawings however, there were $22 thousand of guarantees issued against the facility which reduces the amount of the facility available to draw.

(2)
This facility is also available to certain foreign subsidiaries in their respective local currencies. At March 31, 2017, there were no drawings however, there were $12.7 million of guarantees issued against the facility which reduces the amount of the facility available to draw.

(3)	At March 31, 2017, there were no drawings.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $50.0 million and $32.0 million (or 30 million Euro as described above), respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is at least 1.5:1. Debt service is defined as required principal and interest payments during the period. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended March 31, 2017.
Operating activities. Net cash provided by operating activities decreased by $14.1 million to $50.8 million for the three months ended March 31, 2017 from $64.9 million for the three months ended March 31, 2016. As the business and net income has grown, cash provided by net income after adding back non-cash charges has generally increased. For the three months ended March 31, 2017, this increase was more than offset by continued growth in working capital to support the growth of the business. Our largest working capital items are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The decrease in cash flow from operating activities for the three months ended March 31, 2017 primarily resulted from:

•
An increase in cash paid for income taxes. Cash used for income and other taxes payable was $10.1 million for the three months ended March 31, 2017 as compared to cash provided by income and other taxes payable of $14.6 million for the same period in 2016;

•
An increase in cash used by accounts receivable of $22.8 million for the three months ended March 31, 2017 as compared to a decrease of $8.1 million for the same period in 2016 due to the timing of sales in the quarter.

•	An increase in inventory of $22.4 million for the three months ended March 31, 2017 as compared to an increase of $19.4 million for the same period in 2016; partially offset by

•
An increase of $35.5 million in cash provided by net income after adding back non-cash charges of $112.3 million for the three months ended March 31, 2017 as compared to $76.8 million for the same period in 2016.

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
Investing activities. Net cash provided by investing activities was $20.4 million for the three months ended March 31, 2017 as compared to cash used in investing activities of $44.7 million in 2016. The cash provided by investing activities in 2017 related to $42.2 million of net proceeds from purchases and sales of short-term investments partially offset by $21.9 million of capital expenditures for the construction of new buildings in the United States, Germany and Russia, and for purchases of machinery and equipment. The cash used in investing activities in 2016 related to $25.0 million of capital expenditures for the construction and purchase of new buildings in the United States, Germany and Russia, and for purchases of machinery and equipment and $19.9 million of net purchases of short-term investments.

We expect to incur between $90 million and $100 million in capital expenditures, excluding acquisitions. Capital expenditures include investments in facilities and equipment to add capacity worldwide to support anticipated revenue growth and an anticipated upgrade of our corporate aircraft. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash used in financing activities was $3.7 million for the three months ended March 31, 2017 as compared to net cash provided by financing activities of $2.1 million in 2016. The cash used in financing activities in 2017 was primarily related to the purchase of treasury stock of $12.5 million and payments on our long-term borrowings partially offset by cash provided by the exercise of stock options and shares withheld to cover employee restricted stock taxes. The cash provided by financing activities in 2016 was primarily related to the cash provided by the exercise of stock options and shares withheld to cover employee restricted stock taxes partially offset by the payments on our long-term borrowings and net payments of line-of-credit facilities.
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, "Business" and Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Recent Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including income tax impact and classification on the consolidated statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and we adopted this statement effective January 1, 2017. Under ASU 2016-09, excess tax benefits and deficiencies as a result of stock option exercises and restricted stock unit vesting are to be recognized as discrete items within income tax expense or benefit in the consolidated statements of comprehensive income in the reporting period in which they occur. Upon adoption, we recognized excess tax benefits from stock award exercises and restricted stock unit vesting in the first quarter of 2017 as a discrete tax benefit which reduced the provision for income taxes for the three months ended March 31, 2017, by $4.1 million. The adoption of ASU 2016-09 also changed the calculation of fully diluted shares outstanding for the three months ended March 31, 2017. The excess tax benefits have been excluded from the calculation of assumed proceeds in our calculation of diluted weighted shares under the new standard. Our diluted weighted shares outstanding as of March 31, 2017, increased by 184,161 shares due to adoption of the new standard.
The adoption of ASU 2016-09 also requires the cumulative effect of initially applying the standard to be recorded as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application. This resulted in a cumulative effect increase of $3.5 million to retained earnings and deferred tax assets. Also, as a result of the adoption of ASU 2016-09, we have made an accounting policy election to record forfeitures as they occur rather than estimating expected forfeitures. The calculated cumulative effect was a decrease in retained earnings by $1.3 million and an increase in deferred tax assets and additional paid-in capital by $0.8 million and $2.1 million, respectively, as of January 1, 2017.
In February 2017, the FASB issued ASU No. 2017-05, "Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)" ("ASU 2017-05"). ASU 2017-05 was issued in conjunction with ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), to clarify guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The new guidance clarifies what constitutes an "in substance nonfinancial asset" and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business. The amendments should be applied at the same time as those in ASU 2014-09 with interim and annual reporting periods beginning after December 15, 2017, which would be our fiscal year ending December 31, 2018. We are currently evaluating the potential impact that the standard will have on our consolidated financial statements upon adoption.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350)" ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. ASU 2017-04 is effective for public companies for annual reporting periods beginning after December 15, 2020, and interim reporting periods within such period. The amendments should be applied prospectively on or after the effective date and require a discloser as to the nature of and reason for the change in accounting principle upon transition. Early adoption is allowed for all entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017. We are currently evaluating the potential impact that the standard will have on our consolidated financial statements upon adoption.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805)" ("ASU 2017-01"). ASU 2017-01 revises the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for public companies for annual reporting periods beginning after December 15, 2017, and interim reporting periods within such period. The amendments should be applied prospectively on or after the effective date. No disclosures are required at transition. Early application generally is allowed for transactions that have not been reported in financial statements which have been issued or made available for issuance. We are currently evaluating the potential impact that the standard will have on our consolidated financial statements upon adoption.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740) - Intra-Entity Transfers of Assets other than Inventory" ("ASU 2016-16"). ASU 2016-16 eliminates the current exception that prohibits the recognition of current and deferred income tax consequences for intra-entity asset transfers (other than inventory) until the asset has been sold to an outside party. The amendments will be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings. Deferred tax assets should be assessed to determine if realizable. Disclosures will be required for the (i) reason for and notice of change, (ii) effect of change on income from continuing operations and (iii) cumulative effect of change on retained earnings. Public entities will apply these changes in annual reporting periods beginning after December 15, 2017, and interim reporting periods within such period. Early adoption is permitted. We are continuing to evaluate the standard but does not expect that it will have a material effect on our consolidated financial statements upon adoption.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are continuing to evaluate the standard but does not expect that it will have a material effect on our consolidated financial statements upon adoption.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. We are currently evaluating the impact that the standard will have and do not expect it to have a material effect on our consolidated financial statements upon adoption.
In May 2014, the FASB issued ASU No. 2014-09. ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers" ("ASU 2015-14"), which defers the effective date of ASU 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017, which would be our fiscal year ending December 31, 2018. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered "completed" for purposes of applying the transition guidance. We have completed an initial assessment of the new guidance and are currently evaluating the impact this standard may have on our financial statements. We have not decided upon which one of two retrospective application methods we will be using upon adoption.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. The loss on foreign exchange transactions totaled $4.5 million for the three months ended March 31, 2017 and a loss of $5.0 million for the three months ended March 31, 2016. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. At March 31, 2017, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The net U.S. Dollar denominated assets are comprised of cash, third party receivables, inter-company receivables and inter-company notes offset by third party and inter-company U.S. Dollar denominated payables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of March 31, 2017 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $5.8 million if the U.S. Dollar appreciated and a $5.8 million foreign exchange loss if the U.S. Dollar depreciated.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of March 31, 2017. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments to those proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 — January 31, 2017	15,300	(2)	99.69	—	89,529
February 1, 2017 — February 28, 2017	12,013	(1),(2)	119.60	—	88,094
March 1, 2017 — March 31, 2017	96,583	(1),(2)	119.40	—	$78,516
Total	123,896		$116.99	—	$78,516

(1)
In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended March 31, 2017, 16,196 shares were withheld at an average price of $120.75.

(2)
In July 2016, the Board of Directors authorized a share repurchase program (the "Program"). Under the Program, the Company's management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees and directors under its various employee and director equity compensation and employee stock purchase plans from January 1, 2016 through December 31, 2017. The Program limits aggregate share repurchases to no more than $100 million over a period ending June 30, 2018. For the three months ended March 31, 2017, the Company repurchased 107,700 shares of its common stock with an average price of $116.42 per share in the open market.

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

IPG PHOTONICS CORPORATION

Date: May 8, 2017	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2017	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Senior Vice President and Chief Financial Officer (Principal Financial Officer)