Form 10-Q
period 2017-09-30
IPG PHOTONICS CORP
filed 2017-11-07
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 1, 2017, there were 53,934,506 and 53,615,872 shares of the registrant's common stock issued and outstanding, respectively.

PART I-FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$880,267	$623,855
Short-term investments	165,655	206,779
Accounts receivable, net	226,756	155,901
Inventories	282,495	239,010
Prepaid income taxes	40,639	34,128
Prepaid expenses and other current assets	46,727	41,289
Total current assets	1,642,539	1,300,962
DEFERRED INCOME TAXES, NET	40,547	42,442
GOODWILL	51,143	19,828
INTANGIBLE ASSETS, NET	49,669	28,789
PROPERTY, PLANT AND EQUIPMENT, NET	441,494	379,375
OTHER ASSETS	20,673	18,603
TOTAL	$2,246,065	$1,789,999
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,576	$3,188
Accounts payable	34,271	28,048
Accrued expenses and other liabilities	134,284	102,485
Income taxes payable	10,060	24,554
Total current liabilities	182,191	158,275
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	58,479	36,365
LONG-TERM DEBT, NET OF CURRENT PORTION	46,296	37,635
Total liabilities	286,966	232,275
COMMITMENTS AND CONTINGENCIES (NOTE 12)
IPG PHOTONICS CORPORATION EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 53,918,008 and 53,599,374 shares issued and outstanding, respectively, at September 30, 2017; 53,354,579 and 53,251,805 shares issued and outstanding, respectively, at December 31, 2016	5	5
Treasury stock, at cost (318,634 and 102,774 shares held)	(35,857)	(8,946)
Additional paid-in capital	693,337	650,974
Retained earnings	1,390,911	1,094,108
Accumulated other comprehensive loss	(89,297)	(178,583)
Total IPG Photonics Corporation equity	1,959,099	1,557,558
NONCONTROLLING INTERESTS	—	166
Total equity	1,959,099	1,557,724
TOTAL	$2,246,065	$1,789,999
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
NET SALES	$392,615	$266,017	$1,047,834	$726,052
COST OF SALES	168,060	121,226	459,716	329,147
GROSS PROFIT	224,555	144,791	588,118	396,905
OPERATING EXPENSES:
Sales and marketing	13,384	10,460	36,347	28,183
Research and development	25,541	20,543	74,281	56,444
General and administrative	21,491	16,797	59,092	46,849
Loss on foreign exchange	3,917	2,905	15,553	6,316
Total operating expenses	64,333	50,705	185,273	137,792
OPERATING INCOME	160,222	94,086	402,845	259,113
OTHER INCOME (EXPENSE), Net:
Interest (expense) income, net	(125)	373	651	835
Other income (expense), net	459	194	(47)	342
Total other income (expense)	334	567	604	1,177
INCOME BEFORE PROVISION FOR INCOME TAXES	160,556	94,653	403,449	260,290
PROVISION FOR INCOME TAXES	(44,959)	(25,426)	(108,817)	(74,703)
NET INCOME	115,597	69,227	294,632	185,587
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(8)	(26)	(33)
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$115,597	$69,235	$294,658	$185,620
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$2.16	$1.30	$5.51	$3.50
Diluted	$2.11	$1.29	$5.40	$3.45
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,440	53,071	53,453	53,039
Diluted	54,698	53,761	54,570	53,752
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$115,597	$69,227	$294,632	$185,587
Other comprehensive income, net of tax:
Translation adjustments	29,855	8,068	89,076	32,948
Unrealized gain (loss) on derivatives	11	(47)	(35)	104
Loss on available-for-sale investments, net of tax reclassified to net income	—	—	298	—
Total other comprehensive loss	29,866	8,021	89,339	33,052
Comprehensive income	145,463	77,248	383,971	218,639
Comprehensive loss attributable to noncontrolling interest	—	(4)	(26)	(17)
Comprehensive income attributable to IPG Photonics Corporation	$145,463	$77,252	$383,997	$218,656
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$294,632	$185,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,416	37,646
Deferred income taxes	14,534	(12,054)
Stock-based compensation	16,989	16,099
Unrealized losses on foreign currency transactions	8,197	6,044
Other	699	193
Provisions for inventory, warranty & bad debt	34,690	33,506
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(56,416)	(10,853)
Inventories	(39,697)	(42,814)
Prepaid expenses and other current assets	(1,560)	(4,102)
Accounts payable	3,423	(9,816)
Accrued expenses and other liabilities	1,809	3,848
Income and other taxes payable	(26,866)	(7,439)
Net cash provided by operating activities	296,850	195,845
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property, plant and equipment	(99,221)	(100,047)
Proceeds from sales of property, plant and equipment	15,437	220
Purchases of short-term investments	(146,585)	(179,374)
Proceeds from sales of short-term investments	188,143	158,808
Acquisitions of businesses, net of cash acquired	(50,594)	(46,527)
Other	(496)	16
Net cash used in investing activities	(93,316)	(166,904)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	6,761	6,030
Payments on line-of-credit facilities	(6,761)	(6,030)
Purchase of noncontrolling interests	(197)	(950)
Proceeds on long-term borrowings	28,000	23,750
Principal payments on long-term borrowings	(18,951)	(1,797)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	23,296	9,186
Purchase of treasury stock, at cost	(26,911)	(3,483)
Net cash provided by financing activities	5,237	26,706
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	47,641	7,379
NET INCREASE IN CASH AND CASH EQUIVALENTS	256,412	63,026
CASH AND CASH EQUIVALENTS — Beginning of period	623,855	582,532
CASH AND CASH EQUIVALENTS — End of period	$880,267	$645,558
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,965	$623
Cash paid for income taxes	$118,660	$95,539
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$3,290	$2,916
Inventory transferred to machinery and equipment	$4,087	$4,056
Changes in accounts payable related to property, plant and equipment	$(15)	$(430)
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2017		2016
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	53,251,805	$5	52,883,902	$5
Exercise of stock options	543,547	—	268,198	—
Common stock issued under employee stock purchase plan	19,882	—	19,015	—
Purchased common stock	(215,860)	—	(41,800)	—
Balance, end of period	53,599,374	5	53,129,315	5
TREASURY STOCK
Balance, beginning of year	(102,774)	(8,946)	—	—
Purchased treasury stock	(215,860)	(26,911)	(41,800)	(3,483)
Balance, end of period	(318,634)	(35,857)	(41,800)	(3,483)
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		650,974		607,649
Stock-based compensation		16,989		16,099
Proceeds from issuance of common stock under employee stock option plan less payments for taxes related to net share settlement of equity awards		21,627		10,737
Proceeds from issuance of common stock issued under employee stock purchase plan		1,669		1,293
Effect of adopted accounting standards		2,078		—
Balance, end of period		693,337		635,778
RETAINED EARNINGS
Balance, beginning of year		1,094,108		833,356
Net income attributable to IPG Photonics Corporation		294,658		185,620
Effect of adopted accounting standards		2,145		—
Balance, end of period		1,390,911		1,018,976
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(178,583)		(181,482)
Translation adjustments		89,023		32,948
Change in unrealized (loss) gain on derivatives, net of tax		(35)		104
Unrealized loss on available-for-sale investments, net of tax		(240)		—
Realized loss on available-for-sale investments, net of tax, reclassified to net income		538		—
Balance, end of period		(89,297)		(148,430)
TOTAL IPG PHOTONICS CORPORATION EQUITY		$1,959,099		$1,502,846
NONCONTROLLING INTERESTS ("NCI")
Balance, beginning of year		166		1,137
Purchase of NCI		(197)		(950)
Net loss attributable to NCI		(26)		(33)
Other comprehensive income attributable to NCI		57		16
Balance, end of period		—		170
TOTAL EQUITY		$1,959,099		$1,503,016
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)" and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date," which defers the effective date of ASU 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017, which would be the Company's fiscal year ending December 31, 2018. In May 2016, the FASB also issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," to provide additional clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered "completed" for purposes of applying the transition guidance. The Company has completed its assessment of the new guidance and is in the process of training finance and sales personnel, updating corporate policies, and modifying reporting packages to support the new disclosure requirements. The Company does not expect the standard will have a material impact on the amount and timing of revenue recognized in its consolidated financial statements and has elected to use the modified retrospective application approach for transition to the new standard.
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
3. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2017	2016
Components and raw materials	$131,920	$93,284
Work-in-process	35,097	44,723
Finished components and devices	115,478	101,003
Total	$282,495	$239,010
The Company recorded inventory provisions totaling $4,033 and $6,518 for the three months ended September 30, 2017 and 2016, respectively, and $13,439 and $16,243 for the nine months ended September 30, 2017 and 2016, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished components and devices.
4. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2017	2016
Accrued compensation	$60,544	$43,761
Customer deposits and deferred revenue	43,425	34,571
Current portion of accrued warranty	20,344	15,711
Other	9,971	8,442
Total	$134,284	$102,485
5. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	September 30,	December 31,
	2017	2016
Term debt:
Long-term notes	$49,872	$40,823
Less: current portion	(3,576)	(3,188)
Total long-term debt	$46,296	$37,635
At September 30, 2017, the outstanding principal balance on the two long-term notes was $49,872 of which $3,576 is the current portion. The Company has an unsecured note of $22,266 of which $1,188 is the current portion. The interest on this unsecured note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured note matures in May 2023, at which time the outstanding principal balance will be $15,438. The Company has another note that is secured by its corporate aircraft with a outstanding principal balance of $27,606 of which $2,388 is the current portion. The interest on this collateralized note is fixed at 2.74% per annum. The collateralized note matures in July 2022, at which time the outstanding principal balance will be $15,375.
The Company also maintains U.S. and Euro lines-of-credit which are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. At September 30, 2017 and December 31, 2016, there were no amounts drawn on the U.S. line-of-credit, and there were $109 and $161, respectively, of guarantees issued against the facility which reduce the amount of the facility available to draw. At September 30, 2017 and December 31, 2016, there were no amounts drawn on the Euro lines-of-credit, and there were $985 and $11,999, respectively, of guarantees issued against those

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

facilities which reduce the amount available to draw. After providing for the guarantees used the total unused credit lines and overdraft facilities are $110,333 at September 30, 2017.
6. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to IPG Photonics Corporation	$115,597	$69,235	$294,658	$185,620
Weighted average shares	53,440	53,071	53,453	53,039
Dilutive effect of common stock equivalents	1,258	690	1,117	713
Diluted weighted average common shares	54,698	53,761	54,570	53,752
Basic net income attributable to IPG Photonics Corporation per share	$2.16	$1.30	$5.51	$3.50
Diluted net income attributable to IPG Photonics Corporation per share	$2.11	$1.29	$5.40	$3.45
For the three months ended September 30, 2017 and 2016, respectively, the computation of diluted weighted average common shares excludes 8,800 and 52,100 common stock equivalents because the effect of including them would be anti-dilutive. The shares excluded for the three months ended September 30, 2017 and 2016, respectively, are comprised of 3,800 and 2,500 restricted stock units ("RSUs") and 5,000 and 49,600 of non-qualified stock options. For the nine months ended September 30, 2017 and 2016, respectively, the computation of diluted weighted average common shares excludes 53,600 and 80,600 common stock equivalents because the effect of including them would be anti-dilutive. The shares excluded for the nine months ended September 30, 2017 and 2016, respectively, are comprised of 14,900 and 20,900 RSUs, 35,900 and 56,400 non-qualified stock options and 2,800 and 3,300 performance stock units.
Under ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), excess tax benefits and deficiencies as a result of stock option exercises and release of RSUs upon vesting are to be recognized as discrete items within income tax expense or benefit in the consolidated statements of comprehensive income in the reporting period in which they occur. The Company recognized excess tax benefits from stock award exercises and restricted stock unit vesting as a discrete tax benefit, which reduced the provision for income taxes for the three months ended September 30, 2017 by $3,361 and for the nine months ended September 30, 2017 by $10,885. The adoption of ASU 2016-09 also increased the calculation of fully diluted shares outstanding for the three months ended September 30, 2017, by 317,835 shares and for the nine months ended September 30, 2017, by 256,938 shares.
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
For the three months ended September 30, 2017, the Company repurchased 17,328 shares of its common stock with an average price of $161.55 per share in the open market. Also, for the nine months ended September 30, 2017, the Company repurchased 215,860 shares of its common stock with an average price of $124.67 per share in the open market. The impact on the reduction of weighted average shares for the three months ended September 30, 2017 and 2016 was 9,964 shares and 6,090 shares, respectively, and for the nine months ended September 30, 2017 and 2016 was 136,184 shares and 2,044 shares, respectively.
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
Cash flow hedges – The Company entered into a cash flow hedge which is an interest rate swap associated with a long-term note issued during the second quarter of 2016 that will terminate with the long-term note in May 2023. The fair value amounts in the consolidated balance sheet related to the interest rate swap were:

Notional Amounts[1]		Other Assets
September 30,	December 31,	September 30,	December 31,
2017	2016	2017	2016
$22,266	$23,156	$30	$77
  (1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The derivative gains and losses in the consolidated statements of income related to the Company's interest rate swap contracts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Effective portion recognized in other comprehensive income, pretax:
Interest rate swap	$(7)	$(67)	$(47)	$172
Effective portion reclassified from other comprehensive income to interest expense, pretax:
Interest rate swap	—	(8)	—	(8)
Ineffective portion recognized in income:
Interest rate swap	—	—	—	—
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company's assets and liabilities measured at fair value:

		Fair Value Measurements at September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$447,555	$447,555	$—	$—
Short-term investments	165,602	165,602	—	—
Interest rate swap	30	—	30	—
Auction rate securities	1,012	—	—	1,012
Total assets	$614,199	$613,157	$30	$1,012
Liabilities
Long-term notes	$49,848	$—	$49,848	$—
Total liabilities	$49,848	$—	$49,848	$—

		Fair Value Measurements at December 31, 2016

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$179,699	$179,699	$—	$—
Short-term investments	206,616	206,616	—	—
Interest rate swap	77	—	77	—
Auction rate securities	1,144	—	—	1,144
Total assets	$387,536	$386,315	$77	$1,144
Liabilities
Long-term notes	$41,351	$—	$41,351	$—
Total liabilities	$41,351	$—	$41,351	$—
Short-term investments consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year and are recorded at amortized cost. The fair value of the short-term investments considered available-for-sale as of December 31, 2016 was $41,591. This amount included an unrealized loss of $432. There were no short-term investments considered available-for-sale as of September 30, 2017. The fair value of the short-term investments considered held-to-maturity as of September 30, 2017 and December 31, 2016 was $165,602 and $165,025, respectively, which represents an unrealized loss of $53 and $163, respectively, as compared to the book value recorded on the Consolidated Balance Sheets for the same periods.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Auction Rate Securities
Balance, beginning of period	$1,148	$1,140	$1,144	$1,136
Period transactions	(138)	—	(138)	—
Change in fair value and accretion	2	2	6	6
Balance, end of period	$1,012	$1,142	$1,012	$1,142
Contingent Purchase Consideration
Balance, beginning of period	$—	$20	$—	$20
Change in fair value and currency fluctuations	—	1	—	1
Balance, end of period	$—	$21	$—	$21
9. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2017:

Amounts
Balance at January 1	$19,828
Total goodwill arising from acquisitions	31,315
Foreign exchange adjustment	—
Balance at September 30	$51,143
Intangible assets, subject to amortization, consisted of the following:

	September 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$8,114	$(5,191)	$2,923	8 Years	$8,114	$(4,926)	$3,188	7 Years
Customer relationships	25,718	(4,992)	20,726	11 Years	12,727	(3,621)	9,106	9 Years
Production know-how	6,797	(4,816)	1,981	8 Years	6,618	(4,093)	2,525	8 Years
Technology, trademark and tradename	30,026	(5,987)	24,039	8 Years	17,910	(3,940)	13,970	8 Years
	$70,655	$(20,986)	$49,669		$45,369	$(16,580)	$28,789
Amortization expense for the three months ended September 30, 2017 and 2016 was $1,725 and $1,252, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $3,958 and $2,696, respectively. The estimated future amortization expense for intangibles for the remainder of 2017 and subsequent years is as follows:

2017	2018	2019	2020	2021	Thereafter	Total
$1,713	$6,786	$6,737	$6,108	$5,934	$22,391	$49,669
During the third quarter of 2017, the Company acquired 100% of the membership units of Innovative Laser Technologies, LLC ("ILT"). ILT is a Minneapolis, Minnesota based company, which produces high precision laser-based systems for the medical device industry and other end user markets. The Company paid $40,256 to acquire ILT, which represents the fair value on that date. As a result of the acquisition, the Company recorded intangible assets of $11,660 related to customer relationships and $7,480 related to technology, trademark and tradename. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which amounted to $22,415. The majority of goodwill arising from this acquisition will not be deductible for tax purposes.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

During the second quarter of 2017, the Company acquired 100% of the shares of OptiGrate Corporation ("OptiGrate"). OptiGrate is located in Oviedo, Florida. OptiGrate is a developer and manufacturer of volume Bragg gratings used in the production of lasers and laser diodes. The Company paid $16,870 to acquire OptiGrate, which represents the fair value on that date. Of the purchase price, $1,849 was held back in escrow for potential post-closing adjustments related to working capital and indemnities provided by the sellers. As a result of the acquisition, the Company recorded intangible assets of $1,010 related to customer relationships and $4,650 related to technology, trademark and tradename. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which amounted to $8,900. The goodwill arising from this acquisition will not be deductible for tax purposes.
10. PRODUCT WARRANTIES
The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
The following table summarizes product warranty accrual activity recorded during the nine months ended September 30, 2017 and 2016.

	2017	2016
Balance at January 1	$33,978	$28,210
Provision for warranty accrual	20,284	16,098
Warranty claims	(11,746)	(12,273)
Foreign currency translation	2,459	643
Balance at September 30	$44,975	$32,678
Accrued warranty reported in the accompanying consolidated financial statements as of September 30, 2017 and December 31, 2016 consisted of $20,344 and $15,711 in accrued expenses and other liabilities and $24,631 and $18,267 in other long-term liabilities, respectively.
11. INCOME TAXES
A reconciliation of the total amounts of unrecognized tax benefits is as follows:

	2017	2016
Balance at January 1	$6,403	$7,579
Change in prior period positions	(2,240)	(1,876)
Change for tax positions in current period	1,500	—
Balance at September 30	$5,663	$5,703
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company's effective tax rate, if recognized.
12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business.
These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of September 30, 2017 and through the filing date of these Financial Statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.
13. LONG-LIVED ASSETS
Long-lived assets, which consist primarily of property, plant and equipment, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value, an impairment loss is recorded equal to the amount by which the carrying value exceeds the fair value of assets. In the fourth quarter of 2016, the Company began assessing the possible sale of its corporate aircraft included within Property, Plant and Equipment, net in its Consolidated Balance Sheets. As a result of this assessment and certain market indications of the aircraft's value if sold, the Company prepared an updated impairment analysis

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

of the carrying value of the aircraft as of March 31, 2017. The impairment analysis was probability weighted considering market data available, future cash flows and whether or not the Company would sell the aircraft. Based on that analysis the Company recorded a $162 impairment loss included in general and administrative expense in its Consolidated Statements of Income for the nine months ended September 30, 2017. There were no impairment losses recorded by the Company for the nine months ended September 30, 2016. The corporate aircraft was sold during the three months ended June 30, 2017.

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
Net sales. We derive net sales primarily from the sale of fiber lasers and amplifiers. We also sell diode lasers, communications systems, laser systems and complementary products. We sell our products through our direct sales organization and our network of distributors and sales representatives, as well as system integrators. We sell our products to OEMs that supply materials processing laser systems, communications systems, medical laser systems and other laser systems for advanced applications to end users. We also sell our products to end users that build their own systems, which incorporate our products or use our products as an energy or light source. Our scientists and engineers work closely with OEMs, systems integrators and end users to analyze their system requirements and match appropriate fiber laser or amplifier specifications. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more, but is typically several months.
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
Gross margin. Our total gross margin in any period can be significantly affected by total net sales, by product mix, that is, the percentage of our revenue in the period that is attributable to higher or lower-power products and the mix of sales between laser and amplifier sources and complete systems, by sales mix between OEM customers who purchase devices from us in high unit volumes and other customers, by mix of sales in different geographies and by other factors, some of which are not under our control.
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
We regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any write-off of such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for inventory totaling $13.4 million and $16.2 million for the nine months ended September 30, 2017 and 2016, respectively, and $22.8 million, $15.4 million and $11.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Foreign Exchange. Because we are a U.S. based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S., Germany and Russia) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the Euro, the Russian Ruble, the Japanese Yen and Chinese Yuan have had and could have an additional significant impact on our sales, costs and earnings. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 28% for the nine months ended September 30, 2017 and 22%, 25% and 23% for the full years 2016, 2015 and 2014, respectively. One of our customers accounted for 14% of our net sales for the nine months ended September 30, 2017. None of our customers accounted for more than 10% of our net sales for the nine months ended September 30, 2016. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016
Net sales. Net sales increased by $126.6 million, or 47.6%, to $392.6 million for the three months ended September 30, 2017 from $266.0 million for the three months ended September 30, 2016.

	Three Months Ended September 30,
	2017		2016		Change
		% of Total		% of Total
Materials processing	$374,725	95.4%	$246,299	92.6%	$128,426	52.1%
Other applications	17,890	4.6%	19,718	7.4%	(1,828)	(9.3)%
Total	$392,615	100.0%	$266,017	100.0%	$126,598	47.6%

Sales by Product	Three Months Ended September 30,
	2017		2016		Change
		% of Total		% of Total
High-Power Continuous Wave ("CW") Lasers	$244,239	62.2%	$153,002	57.5%	$91,237	59.6%
Medium-Power CW Lasers	30,423	7.7%	25,011	9.4%	5,412	21.6%
Low-Power CW Lasers	3,138	0.8%	2,992	1.1%	146	4.9%
Pulsed Lasers	39,881	10.2%	34,429	12.9%	5,452	15.8%
Quasi-Continuous Wave ("QCW") Lasers	23,765	6.1%	11,660	4.5%	12,105	103.8%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	51,169	13.0%	38,923	14.6%	12,246	31.5%
Total	$392,615	100.0%	$266,017	100.0%	$126,598	47.6%
Materials processing
Sales for materials processing applications increased due to higher sales of high-power lasers, medium-power lasers, low-power lasers, pulsed lasers, QCW lasers and laser systems.

•
The increase in high-power laser sales related to growth in cutting and welding/brazing applications. High-power lasers continue to displace CO2 lasers. We believe this transition has also benefited from an accelerated replacement cycle for older CO2 based cutting systems and from displacement of non-laser technologies which has resulted in higher demand for the fiber based cutting and welding systems sold by our OEM customers. Within the cutting applications, we continue to see a migration to lasers with higher output powers which improve processing speeds and enable processing of thicker materials. The shift towards lasers with higher output powers has also benefited sales due to their higher average selling prices.

•
The increase in medium-power sales related to laser sintering and fine welding applications, partially offset by decreases in fine cutting and semiconductor wafer inspection applications and lower average selling prices.

•
Low-power laser sales were relatively flat due to an increase in welding and semiconductor applications, partially offset by a decrease in low-power laser sales for printing and marking and engraving applications.

•
Pulsed laser sales increased due to higher demand for marking and engraving, cleaning and stripping, ablation and solar cell manufacturing applications. Within the pulsed laser category, the increase in sales for high-power and green pulsed lasers were greater than the increases in sales of pulsed lasers with lower average power.

•	QCW laser sales increased due to the demand for welding and cutting applications. The increase in demand for QCW in welding is primarily related to consumer electronics.

•
Materials processing sales also increased as a result of higher laser systems and parts and service sales, which are included in Other Revenue in the Sales by Product chart above. The increase in laser systems sales was driven by welding, marking and engraving, and ablation applications as well as from the recent acquisition of ILT.

Other Applications
Sales for other applications decreased due to lower sales of telecom products and advanced applications partially offset by higher sales of medical products. Advanced application sales are typically uneven from quarter to quarter. Sales of telecom products are included in Other Revenue in the Sales by Product chart above.
Cost of sales and gross margin. Cost of sales increased by $46.8 million, or 38.6%, to $168.1 million for the three months ended September 30, 2017 from $121.2 million for the three months ended September 30, 2016. Our gross margin increased to 57.2% for the three months ended September 30, 2017 from 54.4% for the three months ended September 30, 2016. Gross margin increased due to a decrease in the cost of internally manufactured components, increased manufacturing efficiency and product mix which included increased sales of high-power, QCW and pulsed lasers with higher average powers. These increases in gross margin were partially offset by lower average selling prices.
Sales and marketing expense. Sales and marketing expense increased by $2.9 million, or 28.0%, to $13.4 million for the three months ended September 30, 2017 from $10.5 million for the three months ended September 30, 2016. This change was primarily a result of increases in personnel and depreciation expenses. As a percentage of sales, sales and marketing expense decreased to 3.4% for the three months ended September 30, 2017 from 3.9% for three months ended September 30, 2016.
Research and development expense. Research and development expense increased by $5.0 million, or 24.3%, to $25.5 million for the three months ended September 30, 2017, compared to $20.5 million for the three months ended September 30, 2016. This change was primarily a result of increases in personnel, contractors and depreciation expense. Research and development continues to focus on developing new products, enhancing the performance of existing components, improving production processes and developing manufacturing of new components such as crystals and refining production processes to improve manufacturing yields and productivity. New products include lasers that operate at different wavelengths such as ultra-violet, visible and mid-infrared; lasers with ultra-fast pulses; laser-based systems for material processing, projection, display and medical; new telecom products including pluggable transceivers; and laser accessories such as scanners, welding and cutting heads. In addition to new products, research and development is focused on enhancing the performance of our existing products by improving their electrical efficiency and increasing their average power. As a percentage of sales, research and development expense decreased to 6.5% for the three months ended September 30, 2017 from 7.7% for the three months ended September 30, 2016.
General and administrative expense. General and administrative expense increased by $4.7 million, or 27.9%, to $21.5 million for the three months ended September 30, 2017 from $16.8 million for the three months ended September 30, 2016. This change was primarily a result of increases in personnel expense, stock-based compensation, consulting, information systems and recruitment. As a percentage of sales, general and administrative expense decreased to 5.5% for the three months ended September 30, 2017 from 6.3% for the three months ended September 30, 2016.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.90, Russian Ruble 65, Japanese Yen 102 and Chinese Yuan 6.67, respectively, we would have expected net sales to be $4.7 million lower, gross profit to be $2.5 million lower and total operating expenses would have been $0.9 million lower.
Loss on foreign exchange. We incurred a foreign exchange loss of $3.9 million for the three months ended September 30, 2017 as compared to a $2.9 million loss for the three months ended September 30, 2016. Foreign exchange loss for the three months ended September 30, 2017 was primarily attributable to the appreciation of the Euro and Ruble, partially offset by the appreciation of the Chinese Yuan as compared to the U.S. Dollar. Foreign exchange loss for the three months ended September 30, 2016 was primarily attributable to the appreciation of the Euro and Russian Ruble as compared to the U.S. Dollar and the depreciation of the Chinese Yuan as compared to the U.S. Dollar.
Interest (expense) income, net. Interest (expense) income, net, decreased to $0.1 million of expense for the three months ended September 30, 2017 from $0.4 million of income for the three months ended September 30, 2016.
Other income (expense), net. Other income (expense), net, increased to $0.5 million of income for the three months ended September 30, 2017 from $0.2 million for the three months ended September 30, 2016.
Provision for income taxes. Provision for income taxes was $45.0 million for the three months ended September 30, 2017 compared to $25.4 million for the three months ended September 30, 2016. The effective tax rates were 28.0% and 26.9% for the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017, the effective tax rate was reduced by $3.4 million of excess tax benefits related to exercise of stock options during the quarter partially offset by an increase in reserves for uncertain tax positions of $1.5 million. Together, these reduced the effective tax rate by approximately 1.1%. Effective as of the beginning of 2017, the accounting standard related to excess tax benefits and deficits changed, and these items are now recognized in the provision for income taxes whereas previously they were accounted for within additional paid-in capital. For the three months ended September 30, 2016, the effective tax rate was reduced by the release of reserves for uncertain tax positions of $1.9 million which reduced the effective rate by approximately 2%.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $46.4 million to $115.6 million for the three months ended September 30, 2017 compared to $69.2 million for the three months ended September 30, 2016. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 3.4 percentage points to 29.4% for the three months ended September 30, 2017 from 26.0% for the three months ended September 30, 2016 due to the factors described above.
Results of Operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Net sales. Net sales increased by $321.8 million, or 44.3%, to $1,047.8 million for the nine months ended September 30, 2017 from $726.1 million for the nine months ended September 30, 2016.

	Nine Months Ended September 30,
	2017		2016		Change
		% of Total		% of Total
Materials processing	$991,921	94.7%	$683,562	94.1%	$308,359	45.1%
Other applications	55,913	5.3%	42,490	5.9%	13,423	31.6%
Total	$1,047,834	100.0%	$726,052	100.0%	$321,782	44.3%

	Nine Months Ended September 30,
	2017		2016		Change
		% of Total		% of Total
High-Power CW Lasers	$634,387	60.6%	$412,628	56.8%	$221,759	53.7%
Medium-Power CW Lasers	80,152	7.7%	74,739	10.3%	5,413	7.2%
Low-Power CW Lasers	9,818	0.9%	9,053	1.3%	765	8.5%
Pulsed Lasers	113,442	10.8%	99,687	13.7%	13,755	13.8%
QCW Lasers	74,615	7.1%	36,484	5.0%	38,131	104.5%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	135,420	12.9%	93,461	12.9%	41,959	44.9%
Total	$1,047,834	100.0%	$726,052	100.0%	$321,782	44.3%
Materials processing
Sales for materials processing applications increased due to higher sales of high-power lasers, medium-power lasers, low-power lasers, pulsed lasers, QCW lasers and laser systems.

•
The increase in high-power laser sales related to growth in cutting, welding, brazing, cladding, cleaning and stripping applications partially offset by decreases in heat treating and annealing, and marking and engraving applications. High-power lasers continue to displace CO2 lasers. We believe this transition has also benefited from an accelerated replacement cycle for older CO2 based cutting systems and from displacement of non-laser technologies which has resulted in higher demand for the fiber based cutting and welding systems sold by our OEM customers. Within cutting applications, we continue to see a migration to lasers with higher output powers which improve processing speeds and enable processing of thicker materials. The shift towards lasers with higher output powers has also benefited sales due to their higher average selling prices.

•
Medium-power sales increased due to growth in laser sintering, fine welding, cladding and semiconductor inspection applications which was partially offset by decreases in sales for fine cutting applications. Average selling prices for medium-power lasers also declined.

•	Low-power laser sales increased slightly due to growth in fine welding and semiconductor applications which was partially offset by a decrease in marking and engraving applications.

•
Pulsed laser sales increased due to growth marking and engraving, cleaning and stripping, solar cell manufacturing, cutting and welding applications which was partially offset by a decrease in ablation applications. Within the pulsed laser category, the rate of sales increases was larger for higher-power pulsed lasers than for pulsed lasers with lower average power.

•	QCW laser sales increased due to the demand for welding and drilling applications. Welding applications for QCW lasers are primarily related to consumer electronics.

•
Materials processing sales also increased as a result of higher laser systems and parts and service sales, which are included in Other Revenue in the Sales by Product chart above. The increase in laser systems sales was driven by welding, cutting, marking and engraving, and ablation applications as well as from the recent acquisition of ILT.

Other Applications
Sales for other applications increased due to higher sales for telecom, medical and advanced applications. Telecom sales benefited from an increase in sales of pluggable tranceivers used in data transmission and an increase in amplifier sales used for last mile fiber access to the home applications. For the nine months ended September 30, 2017, the rate of growth of telecom sales benefited from the contribution to sales by Menara, which we acquired in the second quarter of 2016. Sales of telecom products are included in Other Revenue in the Sales by Product chart above. The increase in medical sales was driven by the increase in demand for surgical, dentistry, and other medical applications. Advanced application sales are typically uneven from quarter to quarter. The increase in advanced applications sales was driven by increase in demand from defense, semiconductor and scientific applications across various product lines.
Cost of sales and gross margin. Cost of sales increased by $130.6 million, or 39.7%, to $459.7 million for the nine months ended September 30, 2017 from $329.1 million for the nine months ended September 30, 2016. Our gross margin increased to 56.1% from 54.7% for the nine months ended September 30, 2017 and 2016, respectively. Gross margin increased due to a decrease in the cost of internally manufactured components, increased manufacturing efficiency and product mix which included increased sales of high-power, QCW and pulsed lasers with higher average powers. These increases in gross margin were partially offset by lower average selling prices.
Sales and marketing expense. Sales and marketing expense increased by $8.2 million, or 29.0%, to $36.3 million for the nine months ended September 30, 2017 from $28.2 million for the nine months ended September 30, 2016, primarily as a result of increased expenses for personnel, trade show and exhibitions, travel and depreciation. As a percentage of sales, sales and marketing expense decreased to 3.5% for the nine months ended September 30, 2017 from 3.9% for the nine months ended September 30, 2016.
Research and development expense. Research and development expense increased by $17.8 million, or 31.6%, to $74.3 million for the nine months ended September 30, 2017, compared to $56.4 million for the nine months ended September 30, 2016, primarily as a result of an increase in expenses related to personnel, stock-based compensation, contractors, consultants, materials used for research and development projects and depreciation. Research and development continues to focus on developing new products, enhancing performance of existing components, improving production processes and developing manufacturing of new components such as crystals and refining production processes to improve manufacturing yields and productivity. New products include lasers that operate at different wavelengths such as ultra-violet, visible and mid-infrared; lasers with ultra-fast pulses; laser-based systems for material processing, projection, display and medical; new telecom products including pluggable transceivers; and laser accessories such as scanners, welding and cutting heads. In addition to new products research and development is focused on enhancing the performance of our existing products by improving their electrical efficiency and increasing their average power. As a percentage of sales, research and development expense decreased to 7.1% for the nine months ended September 30, 2017 from 7.8% for the nine months ended September 30, 2016.
General and administrative expense. General and administrative expense increased by $12.2 million, or 26.1%, to $59.1 million for the nine months ended September 30, 2017 from $46.8 million for the nine months ended September 30, 2016, primarily as a result of increased expenses for personnel, stock-based compensation, recruitment, information technology, travel and accounting. As a percentage of sales, general and administrative expense decreased to 5.6% for the nine months ended September 30, 2017 from 6.5% for the nine months ended September 30, 2016.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.90, Russian Ruble 68, Japanese Yen 109 and Chinese Yuan 6.58, respectively, we would have expected net sales for the nine months ended September 30, 2017 to be $16.3 million higher, gross profit to be $12.6 million higher and total operating expenses would have been $2.2 million lower.
Loss on foreign exchange. We incurred a foreign exchange loss of $15.6 million for the nine months ended September 30, 2017 as compared to $6.3 million for the nine months ended September 30, 2016. The loss for the nine months ended September 30, 2017 was primarily attributable to the appreciation of the Euro and Ruble as compared to the U.S. Dollar, which was partially offset by a gain from the Chinese Yuan. The loss for the nine months ended September 30, 2016 was primarily attributable to appreciation of the Russian Ruble as compared to the U.S. Dollar and depreciation of the Chinese Yuan as compared to the U.S. Dollar.
Interest (expense) income, net. Interest (expense) income, net, decreased slightly to $0.7 million of income for the nine months ended September 30, 2017 from $0.8 million for the nine months ended September 30, 2016.
Other income (expense), net. Other income (expense), net decreased to approximately $0 of expense for the nine months ended September 30, 2017 compared to approximately $0.3 million of income for the nine months ended September 30, 2016 as a result of the loss incurred upon sale of available-for-sale-securities being partially offset by net rental income from a building in the United States purchased in the second quarter of 2016 that is partially leased to third parties.
Provision for income taxes. Provision for income taxes was $108.8 million for the nine months ended September 30, 2017 compared to $74.7 million for the nine months ended September 30, 2016, representing an effective tax rate of 27.0% and

28.7% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the effective rate was primarily due to $10.9 million of excess tax benefits related to exercise of stock options and release of restricted stock units which vested during the period. Effective as of the beginning of 2017, the accounting standard related to excess tax benefits and deficits changed, and these items are now recognized in the provision for income taxes whereas previously they were accounted for within additional paid-in capital. The tax effects of the accounting for share-based compensation will increase or decrease our effective rate based upon the difference between our share-based compensation expense and the benefits taken on our tax return which will depend upon the quantity and intrinsic value of RSUs that vest and options that are exercised in the period. Additionally, we recognize excess tax benefits on a discrete basis and we anticipate that our effective rate will vary from quarter to quarter depending upon the factors described above.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $109.0 million to $294.7 million, or 58.7% for the nine months ended September 30, 2017 compared to $185.6 million for the nine months ended September 30, 2016. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 2.5 percentage points to 28.1% for the nine months ended September 30, 2017 from 25.6% for the nine months ended September 30, 2016 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of September 30, 2017 consisted of cash and cash equivalents of $880.3 million, short-term investments of $165.7 million, unused credit lines and overdraft facilities of $110.3 million and other working capital (excluding cash and cash equivalents and short-term investments) of $414.4 million. This compares to cash and cash equivalents of $623.9 million, short-term investments of $206.8 million, unused credit lines and overdraft facilities of $71.5 million and other working capital (excluding cash and cash equivalents and short-term investments) of $312.1 million as of December 31, 2016. The increase in cash and cash equivalents of $256.4 million relates primarily to cash provided by operating activities in the nine months ended September 30, 2017 of $296.9 million and cash provided by financing activities of $5.2 million. The increase was partially offset by cash used in investing activities of $93.3 million. In addition, the effect of exchange rates increased cash and cash equivalents by $47.6 million.
Short-term investments consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year.
Our long-term debt consists of two long-term notes with a combined total outstanding balance at September 30, 2017 of $49.9 million of which $3.6 million is the current portion. We have an unsecured note with an outstanding principal balance at September 30, 2017 of $22.3 million of which $1.2 million is the current portion. The interest on this unsecured note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured note matures in May 2023, at which time the outstanding principal balance will be $15.4 million. We have another note that is secured by our corporate aircraft with an outstanding principal balance of $27.6 million of which $2.4 million is the current portion. The interest on this collateralized note is fixed at 2.74% per annum. The collateralized note matures in July 2022, at which time the outstanding principal balance will be $15.4 million.

The following table details our line-of-credit facilities as of September 30, 2017:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $50.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2020	Unsecured
Euro Credit Facility (Germany) (2)	Euro 50.0 million ($59.1 million)	Euribor plus 0.75% or EONIA 1.00%	July 2020	Unsecured, guaranteed by parent company and German subsidiary
Euro Overdraft Facilities (3)	Euro 2.0 million ($2.3 million)	1.0%-6.5%	October 2018	Common pool of assets of Italian subsidiary

(1)
This facility is available to certain foreign subsidiaries in their respective local currencies. At September 30, 2017, there were no drawings on this facility, however, there were $0.1 million of guarantees issued against the facility which reduces the amount of the facility available to draw.

(2)
This facility is also available to certain foreign subsidiaries in their respective local currencies. At September 30, 2017, there were no drawings on this facility, however, there were $1.0 million of guarantees issued against the facility which reduces the amount of the facility available to draw. During the third quarter of 2017, we entered into a new Euro credit facility, which replaced the old Euro credit facility and increased the available line-of-credit to Euro 50 million from Euro 30 million.

(3)	At September 30, 2017, there were no drawings on these facilities.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $50.0 million and $59.1 million (or 50 million Euro as described above), respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is at least 1.5:1. Debt service is defined as required principal and interest payments during the period. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended September 30, 2017.
We believe that our existing cash and cash equivalents, short-term investments, our cash flows from operations and our existing lines of credit provide us with the financial flexibility to meet our liquidity and capital needs, as well as to complete certain acquisitions of businesses and technologies. We intend to continue to pursue acquisition opportunities based upon market conditions and the strategic importance and valuation of the target company. We may consider issuing debt or equity to finance acquisitions depending on the timing and size of the acquisition. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our sales growth, the timing and extent of spending to support development efforts, the expansion of the global sales and marketing activities, government regulation including trade sanctions, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products.
Operating activities. Net cash provided by operating activities increased by $101.0 million to $296.9 million for the nine months ended September 30, 2017 from $195.8 million for the nine months ended September 30, 2016. As the business and net income has grown, cash provided by net income after adding back non-cash charges has increased. For the nine months ended September 30, 2017, this increase was partially offset by continued growth in working capital to support the growth of the business. Our largest working capital items are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The increase in cash flow from operating activities for the nine months ended September 30, 2017 primarily resulted from:

•
An increase of $149.2 million in cash provided by net income after adding back non-cash charges to $416.2 million for the nine months ended September 30, 2017 as compared to $267.0 million for the same period in 2016;

•
A decrease in the cash used for inventory. Cash used for inventory was $39.7 million for the nine months ended September 30, 2017 as compared to $42.8 million for the same period in 2016; partially offset by

•
An increase in cash used by accounts receivable of $56.4 million for the nine months ended September 30, 2017 as compared to an increase of cash used of $10.9 million for the same period in 2016 due to an increase in sales and the timing of sales in the quarter; and

•
An increase in cash used for income taxes. Cash used for income and other taxes payable was $26.9 million for the nine months ended September 30, 2017 as compared to cash used for income and other taxes payable of $7.4 million for the same period in 2016.

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
Investing activities. Net cash used in investing activities was $93.3 million for the nine months ended September 30, 2017 as compared to cash used in investing activities of $166.9 million in 2016. The cash used in investing activities in 2017 related$99.2 million of capital expenditures and $50.6 million, net of cash acquired for the acquisitions of OptiGrate and ILT, partially offset by $41.6 million of net proceeds from sales of short-term investments and $15.4 million of proceeds from sales of property, plant and equipment, which primarily relates to our corporate aircraft. The cash used in investing activities in 2016 related to $100.0 million of capital expenditures, $46.5 million for the acquisition of Menara and $20.6 million of net purchases of short-term investments.
We expect to incur between $100 million and $110 million in capital expenditures net of proceeds from the sale of our corporate aircraft and excluding acquisitions. Capital expenditures include investments in facilities and equipment to add capacity worldwide to support anticipated revenue growth and the cost to upgrade of our corporate aircraft. In 2018, we expect capital expenditures to increase as a percentage of revenue to support the growth of our business. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash provided by financing activities was $5.2 million for the nine months ended September 30, 2017 as compared to net cash provided by financing activities of $26.7 million in 2016. The cash provided by financing activities in 2017 was primarily related to proceeds from the exercise of stock options and shares issued under our employee stock purchase plan net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units and proceeds on long-term borrowings related to debt issued on the new corporate aircraft purchased during the third quarter of 2017. These cash proceeds were partially offset by the purchase of treasury stock of $26.9 million and payments on our long-term borrowings of $19.0 million, the majority of which related to repayment of the long-term note secured by our previous corporate aircraft. The cash provided by financing activities in 2016 was primarily related to the cash provided by debt issued to finance the purchase of a building, the exercise of stock options, issuances under employee stock purchase plan and shares withheld to cover employee restricted stock taxes partially offset by the payments on our long-term borrowings and net payments of line-of-credit facilities.
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
Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)" and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date," which defers the effective date of ASU 2014-09 one year to interim and annual reporting periods beginning after December 15, 2017, which would be our fiscal year ending December 31, 2018. In May 2016, the FASB also issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," to provide additional clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered "completed" for purposes of applying the transition guidance. We have completed our assessment of the new guidance and are in the process of training finance and sales personnel, updating corporate policies, and modifying reporting packages to support the new disclosure requirements. We do not expect the standard will have a material impact on the amount and timing of revenue recognized in our consolidated financial statements and have elected to use the modified retrospective application approach for transition to the new standard.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. The loss on foreign exchange transactions totaled $3.9 million for the three months ended September 30, 2017 and $2.9 million for the three months ended September 30, 2016. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. At September 30, 2017, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The U.S. Dollar denominated assets are comprised of cash, third party receivables and inter-company receivables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of September 30, 2017 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $2.4 million if the U.S. Dollar appreciated and a $2.4 million foreign exchange loss if the U.S. Dollar depreciated.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of September 30, 2017. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 — January 31, 2017	15,300	(2)	$99.69	—	$89,529
February 1, 2017 — February 28, 2017	12,013	(1),(2)	119.60	—	88,094
March 1, 2017 — March 31, 2017	96,583	(1),(2)	119.40	—	78,516
April 1, 2017 — April 30, 2017	56,232	(1),(2)	120.29	—	71,752
May 1, 2017 — May 31, 2017	20,322	(1),(2)	135.66	—	69,092
June 1, 2017 — June 30, 2017	15,000	(1),(2)	143.28	—	66,942
July 1, 2017 — July 31, 2017	5,252	(1),(2)	148.44	—	66,163
August 1, 2017 — August 31, 2017	13,590	(1),(2)	166.62	—	64,143
September 1, 2017 — September 30, 2017	—		—	—	64,143
Total	234,292		$124.67	—	$64,143

(1)
In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended September 30, 2017 a total of 1,514 shares were withheld at an average price of $161.63

(2)
In July 2016, the Board of Directors authorized a share repurchase program (the "Program"). Under the Program, the Company's management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees and directors under its various employee and director equity compensation and employee stock purchase plans from January 1, 2016 through December 31, 2017. The Program limits aggregate share repurchases to no more than $100 million over a period ending June 30, 2018. For the three months ended September 30, 2017, the Company repurchased 17,328 shares of its common stock with an average price of $161.55 per share in the open market.

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

IPG PHOTONICS CORPORATION

Date: November 7, 2017	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Senior Vice President and Chief Financial Officer (Principal Financial Officer)