Form 10-K
period 2017-12-31
IPG PHOTONICS CORP
filed 2018-02-28
CIK 1111928

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4.1 billion, calculated based upon the closing price as reported by the Nasdaq Global Market on June 30, 2017. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
As of February 22, 2018, 54,056,120 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant's fiscal year ended December 31, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Our diverse lines of low, mid and high power lasers and amplifiers are used in materials processing, advanced communications and medical applications. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally primarily through our direct sales force. Our major manufacturing facilities are located in the United States, Germany and Russia. We have sales service offices and applications laboratories worldwide.
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
Industry Background
Since the laser was invented over 50 years ago, laser technology has revolutionized a broad range of applications and products in various industries, including general manufacturing, automotive, medical, research, consumer products, electronics, semiconductors and communications. A laser works by converting electrical energy to optical energy. In a laser, an energy source excites or pumps a lasing medium, which converts the energy from the source into an emission consisting of particles of light, called photons, at particular wavelengths. Lasers provide flexible, non-contact and high-speed ways to process and treat various materials and are a key enabler of advanced manufacturing techniques including automation and miniaturization. They are incorporated into manufacturing, medical and other systems by OEMs, system integrators and end users. Also, they are widely used for various medical applications and test and measurement systems and to transmit large volumes of data in optical communications systems. For a wide variety of applications, lasers provide superior performance and a more cost-effective solution than non-laser technologies.
Lasers emit an intense light beam that can be focused on a small area, causing metals and other materials to melt, vaporize or change their character. These properties are utilized in materials processing applications requiring very high power densities, such as cutting, welding, marking and engraving, additive manufacturing, ablation, printing, drilling and cladding. Many different types of machine tools have been used within the materials processing industry to cut, form or otherwise process metal in the production of finished goods such as automobiles, consumer appliances, electronics, and heavy machinery. These machine tools include (but are not limited to) grinding machines, mechanical saws, milling machines, lathes, presses, stamping machines, electrical-discharge machines, plasma, water-jet and lasers. The 2017 World Machine Tool Survey conducted by Gardner Business Intelligence estimates global machine tool consumption of $82 billion in 2017. Laser-based systems are increasingly gaining share within the materials processing market given the greater precision, processing speeds, and flexibility enabled by this technology. Because laser energy can be delivered remotely, with greater precision and power, the trends toward automated production, miniaturization and increasing product complexity are helping drive adoption of laser technology. Beyond materials processing, lasers are well-suited for imaging and inspection applications, and the ability to confine laser light to narrow wavelengths makes them particularly effective in medical and sensing applications.
Other Laser Technologies
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
Fiber Lasers
Fiber lasers use semiconductor diodes as the light source to pump specialty optical fibers, which are infused with rare earth ions. These fibers are called active fibers and are comparable in diameter to a human hair. The laser emission is created within optical fibers and delivered through a flexible optical fiber cable. As a result of their different design and components, fiber lasers are more reliable, efficient, robust, compact and easier to operate than other laser technologies. In addition, fiber lasers free the end users from fine mechanical adjustments and the high maintenance costs that are typical for other laser technologies.
Although low power fiber lasers were introduced four decades ago, their increased adoption in the last decade has been driven primarily by our improvements in their output power levels and cost, as well as their superior performance, lower cost of ownership and greater reliability compared with other laser technologies. We have successfully increased output power levels by developing improved optical components such as diodes and active fibers that have increased their power capacities and improved their performance. Fiber lasers now offer output powers that exceed those of other laser technologies in many categories. Also, semiconductor diodes historically have represented the majority of the cost of fiber lasers. In the past, the high cost of diodes meant that fiber lasers could not compete with other laser technologies on price and limited their use to high value-added applications. Over the last twenty years, however, our semiconductor diodes have become more affordable and reliable due, in part, to substantial advancements in semiconductor diode technology, packaging design and increased production volumes. As a result, the average cost per watt of output power has decreased dramatically over the last fifteen years. Because of these improvements, our fiber lasers can now effectively compete with other laser technologies over a wide range of output powers and applications, and begin to compete with non-laser technologies in many applications that that did not use lasers historically. As a pioneer in the development and commercialization of fiber lasers, we have contributed to many advancements in fiber laser technology and products.
Advantages of Fiber Lasers
We believe that fiber lasers provide a combination of benefits that include:

•
Superior Performance.    Fiber lasers provide uniform beam quality over the entire power range. In most other laser solutions, the beam quality is sensitive to output power, while in fiber lasers, the output beam is virtually non-divergent over a wide power range. A non-divergent beam enables higher levels of precision, increased power densities and the ability to deliver the beam over greater distances to where processing can be completed. The superior beam quality and greater intensity of a fiber laser's beam allow tasks to be accomplished more rapidly, with lower power units and with greater flexibility than comparable lasers.

•
Enhanced End User Productivity.     The near-infrared ("IR") wavelengths produced by ytterbium fiber lasers are absorbed well by metals, enabling faster processing speeds than other lasers and non-laser technologies across many metal-based materials processing applications. Because IPG fiber lasers utilize rigorously-tested long-lived semiconductor diodes, unique active fibers to prevent photo darkening and other leading-edge, proprietary technologies, our fiber lasers have demonstrated greater uptime and reliability in the field, with less required maintenance and fewer service interventions than many competing technologies.

•
Cost of Ownership. Fiber lasers are less expensive to operate due to their faster processing speeds, higher energy efficiency and lower required maintenance costs. Fiber lasers convert electrical energy to optical energy approximately 2 to 3 times more efficiently than diode-pumped YAG lasers or disc lasers, approximately 3 to 4 times more efficiently than conventional CO2 lasers and approximately 15 to 30 times more efficiently than lamp-pumped YAG lasers. Because fiber lasers are much more energy-efficient and place lower levels of thermal stress on their internal components, they have substantially lower cooling requirements compared to those of other lasers, which also improves overall energy efficiency. Fiber lasers have lower maintenance costs due to the high performance and long life of our single-emitter diodes, fiber optics and other optical components.

•
Ease of Use.  Numerous features of fiber lasers make them easier to operate, maintain and integrate into laser-based systems as compared to other lasers, many of which require mirrors to direct the beam. There are no moving parts in fiber lasers and the beam is contained in a flexible fiber optic cable so they do not require adjustments of internal components or mirrors to direct the beam.

•
Compact Size.  Fiber lasers are typically smaller and lighter in weight than other lasers, saving valuable floor space. While other laser technologies are delicate due to the precise alignment of mirrors, fiber lasers are more durable and able to perform in variable environments.

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
Notwithstanding the benefits offered by fiber lasers, there remain applications and processes where other laser technologies may provide superior performance with respect to particular features. For example, crystal lasers can provide higher peak power pulses necessary in certain applications and fiber lasers cannot now generate the deep ("UV") light that is used for photolithography in many semiconductor applications. In addition, CO2 lasers operate at wavelengths that are optimal for use on many non-metallic materials, including organic materials like wood.
Our Competitive Strengths
Our key strengths and competitive advantages include:
World's Leading Producer of Fiber Laser Technology.    We are the world's largest manufacturer of fiber lasers. As a pioneer and technology leader in fiber lasers, we have built leading positions in our various end markets with a large and diverse customer base. Based on our leadership positions, we are able to leverage our scale to reduce costs for our customers and drive the proliferation of fiber lasers in existing and new applications. We rely on several key proprietary technologies, including pumping and combining technologies, manufacturing fibers to withstand the high output powers of our lasers, fiber gain blocks and optics that contribute to the superior performance and reliability of our products. As a result of our technology leadership, we can commercially manufacture reliable high power fiber lasers in high volumes at a lower cost per watt than our competitors.
Vertically Integrated Development and Manufacturing.    We develop and manufacture all of our key high-volume specialty components, including semiconductor diodes, active fibers, passive fibers and specialty optical components. We also produce beam switches, fiber optic delivery cables, certain optical processing heads, power suppliers, printed circuit boards and mechanical parts developed especially for use with our lasers. Recently, we have been able to expand our product portfolio by offering systems capabilities in certain applications. We believe that our vertical integration enhances our ability to meet customer requirements, reduce costs, accelerate and focus development, shorten lead times, limit the spread of trade secrets and provide competitive pricing advantages while maintaining high performance and quality standards.
Manufacturing Scale. We have invested extensively in our production capabilities allowing us to deliver large volumes of fiber lasers in short delivery cycles which provide us with a competitive advantage. In 2017, we shipped more than 46,000 devices across a wide variety of applications and end markets.
Breadth and Depth of Expertise.    We have extensive know-how in materials sciences, which enables us to make our specialty optical fibers, semiconductor diodes and other critical components. We also have experience in optical, electrical, mechanical and semiconductor engineering, which we use to develop and manufacture our proprietary components, products, accessories and systems. We also operate numerous application development centers worldwide and offer custom engineered systems solutions which allow us to assist customers in improving their manufacturing using our deep experience with fiber lasers.
Broad Product Portfolio and Ability to Meet Customer Requirements.    We offer a broad range of standard and custom fiber lasers operating at various wavelengths and pulse durations and amplifiers, enabling deployment in a wide variety of applications and end markets. Our vertically integrated manufacturing, broad technology expertise and investment in inventory enable us to design, prototype and commence high-volume production of our products rapidly, allowing us to meet customer requests for quick deliveries.
Diverse Customer Base, End Markets and Applications.    Our diverse customer base, end markets and applications provide us with many growth opportunities. In 2017, we shipped products to over 3,750 customers worldwide. Our principal end markets and representative applications within those markets include:

Materials Processing

General manufacturing	• Flat sheet, tube and 3D cutting • Welding, brazing and hardening • Marking, engraving and printing • 3D printing, selective laser melting and sintering • Ablation and cleaning

Automotive
•      High-strength steel and aluminum cutting and welding
•      Welding tailored metal blanks, frames, seats and transmissions
•      Brazing and welding of auto frames
•      Seam welding •      Electric vehicle battery welding

Consumer	• Welding, cutting and marking for smart phones, electronics and appliances • Electronics and credit card marking • Stent, pacemaker and medical device manufacturing

Heavy industry
•      Hardening and welding pipes in nuclear and pipeline industries
•      Welding and cutting thick plates for ships and rail cars
•      Cladding of turbine blades for power generators and drill bits for energy extraction

Aerospace	• Welding titanium air frames • Cladding parts • Percussion drilling of parts

Semiconductor and electronics	• Wafer inspections • Photovoltaic manufacturing • Dicing and scribing

Advanced Applications	• Obstacle warning and light detecting and ranging • Special projects and research • Directed energy demonstrations • Laser cinema projection

Communications
•      Short to ultra long reach, 1G to 100G+ DWDM for all network segments
•      Broadband — fiber to premises, cable video signal transport
•      Metro and long-haul wire-line DWDM transport •      Pluggable optical transceivers

Medical	• Skin rejuvenation and wrinkle removal • General surgery and urology • Dental • Hair Removal • Treatment of pigmented and vascular lesions
Our Strategy
Our objective is to maintain and extend our leadership position in our industry by pursuing the following key elements of our strategy:
Leverage Our Technology to Increase Sales.    As fiber lasers become more widely accepted, we plan to leverage our position as the leader in fiber lasers and our applications expertise to develop solutions for customers and increase our position in the market. We believe that our fiber lasers can perform many tasks that have been done with other machine tools in current non-laser applications and will continue to displace other laser technologies. Over the last few years, our high power lasers have become widely accepted in two- and three-dimension cutting, one of the largest laser materials processing applications. We plan to continue to leverage our fiber laser technology by pursuing large-scale laser applications where our fiber lasers offer improved customer value and performance. Some of the more significant applications we intend to target include: (i) joining processes including laser welding and brazing, (ii) deposition technology (cladding) and additive manufacturing (also called 3D printing); (iii) ablation processes including cleaning and stripping of materials; and (iv) micro-processing, scribing and marking with high power green lasers, ultrafast pulsed lasers, UV and ultrafast, IR lasers now under development.
Target New Applications for Lasers and Expand into Broader Markets.    We intend to expand the use of fiber lasers into additional applications in which lasers are not widely used. We believe that the advantages of fiber laser technology can overcome many of the limitations that have hindered the broader adoption of laser technology. Using our manufacturing scale and technological innovations, we have been successful in reducing the cost of manufacturing with lasers, which we believe has made fiber lasers a more attractive manufacturing alternative as compared to other laser technologies and many non-laser methods. We target applications where the cost, reliability, mobility, quality of the final process and speed can lead customers to adopt fiber lasers instead of non-laser solutions. Certain industry trends such as the use of high-strength steel and aluminum in automotive manufacturing in order to decrease the weight of vehicles and improve structural rigidity are driving the use of fiber lasers over other manufacturing methods such as stamping, non-laser welding, riveting and adhesives. Other trends, such as increasing automation and miniaturization of parts and electronics, contribute to the use of lasers because no other tools can work as precisely or quickly. Large scale fiber laser applications outside of materials processing are also targeted. We are developing a fiber laser projection technology platform as an alternative to xenon bulb projection platforms in cinemas and other entertainment venues.
Expand Our Product Portfolio.    We plan to continue to invest in research and development to produce lasers at additional wavelengths, power levels and more rapid pulse durations as well as new laser-based systems. We are developing and introducing lasers with ultrashort pulse durations (picosecond and femtosecond), UV and mid infra-red lasers. We have introduced a line of optical processing cutting, welding and scanning heads optimized for use with our laser sources. We have also grown our product portfolio through acquisitions. In 2017, we acquired Innovative Laser Technologies, LLC ("ILT"), a developer of high-precision laser systems for the medical device industry, OptiGrate, a pioneer of chirped volume Bragg grating technologies used in ultrafast lasers for pulse compression, and Laser Depth Dynamics Inc., which develops and manufactures in-process quality monitoring and control solutions for laser-based welding applications. In 2016, we acquired Menara Networks which expanded our telecom product offerings to include pluggable optical transceivers.
Lower Our Costs Through Manufacturing Improvements and Innovation.    We plan to seek further improvements in component manufacturing processes and device assembly as well as innovation in components and device designs to improve performance and decrease the overall cost per watt for our products. As we increase our production volumes, we improve our internal manufacturing economies of scale and we believe we will be able to better negotiate price reductions with certain suppliers. We intend to leverage our technology and operations expertise to manufacture additional components in order to reduce costs, ensure component quality, ensure supply and improve product performance. We continue to manufacture more of the mechanical parts, printed circuit boards and power supplies we use and redesign certain optical components to improve quality and power capacities. We further decreased the manufacturing cost of our packaged diodes and other key components and sub-assemblies. Additionally, we have developed the capability of growing and processing crystals used in certain of our lasers. By reducing the cost per watt of our lasers and maintaining the lower operating cost of our products, we believe that we can increase the use of fiber lasers in applications for which other laser technologies are not an economical or competitive option.
Expand Global Reach to Attract Customers Worldwide.    The acceptance of fiber laser technology has expanded in both developed and emerging markets around the world. As a result, we have increased and continue to increase our international sales and service locations to respond to our customer needs. In 2017, we established a new office in Mexico and the Czech Republic and continued to expand our facilities in Russia, the United States and Germany to increase manufacturing capacity.
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
We believe that we produce the highest power solid-state lasers in the industry. Our ytterbium fiber lasers reach power levels of up to 120,000 watts. We also make single-mode and low-mode output ytterbium fiber lasers with power levels of up to 20,000 watts and single-mode, erbium and thulium fiber lasers with power levels of up to 500 watts. Our compact, durable design and integrated fiber optic beam delivery allow us to offer versatile laser energy sources and simple laser integration for complex production processes without compromising quality, speed or power.
We also sell laser diode chips and packaged laser diodes operating at 8XX to 9XX nanometers. We sell our own family of high power optical fiber delivery cables, fiber couplers, beam switches, chillers, scanners and other accessories for our fiber lasers. We are expanding our line of cutting and welding optical processing heads for use with our fiber lasers, including in-line coherent monitoring for welding.
We also make active and passive laser materials and tunable lasers in the mid-IR region.
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
Systems
Besides selling laser sources, we also offer integrated laser systems for particular geographic markets or custom-developed for a customer's manufacturing requirements. We offer 2D flat sheet cutter systems and multi-axis systems for fine welding, cutting and drilling. In 2017, we acquired ILT, a producer of high precision laser systems for the medical device industry. Also we offer a welding seam stepper and picker, which is an automated and integrated fiber laser welding tool providing customers increased processing speeds, better quality and the elimination of certain clamping tools and laser safety enclosures.
IPG also develops and sells specialized fiber laser systems for unique material processing applications as requested by customers desiring a complete laser-based solution, including orbital welding, pipe welding and remote welding. The platforms include robotic and multi-axis workstations for welding, cutting and cladding, flatbed cutting systems, and diode markers.
The following table lists our principal product lines that generated a substantial majority of our revenues in 2017, and the principal applications markets in which they are used:

Product Line	Principal Markets	Principal Applications
High Power Ytterbium CW (1,000 — 120,000 Watts)	Automotive Heavy Industry General Manufacturing Natural Resources Aerospace	• Cutting • Welding • Annealing • Drilling • Cladding • Brazing • 3D Printing
Medium Power Ytterbium CW (100 — 999 Watts)	General Manufacturing Consumer Medical Devices Printing Electronics	• Cutting • Welding • Scribing • Engraving • 3D printing
Pulsed Ytterbium (0.1 to 200 Watts)	General Manufacturing Semiconductor Medical Devices Consumer Electronics Panel Displays	• Marking • Engraving • Scribing • Drilling • Coating removal • Cutting
Ultrafast Pulsed Ytterbium	General Manufacturing Semiconductor Medical Scientific Consumer Electronics Panel Displays	• Marking • Engraving • Coating removal • Scribing • Cutting • Drilling • Solar
Quasi-CW Ytterbium (100 — 4,500 Watts)	Medical Device Computer Components Fine-Processing	• Welding and micro-welding • Drilling • Cutting metals and crystals
Pulsed and CW Green Lasers	Microprocessing and Semiconductor Solar General Manufacturing	• Annealing silicon wafers • Thin film ablation • Marking plastics
Pulsed Ultraviolet	Consumer Pharmaceutical Semiconductor Consumer Electronics	• Marking • Engraving • Scribing • Micro punching
Erbium Amplifiers	Broadband Access Cable TV DWDM Instrumentation Scientific Research	• Telephony • Video on demand • High-speed internet • Ultra-long-haul transmission • Beam combining
Transceivers	Telecommunications Cable TV Data Center Networking	• SONET/SDH optical transport • Ethernet switching • IP routing
Our products are used in a broad range of applications. The major application is materials processing, comprising approximately 94% of our sales in 2017. Our products also address other applications, including advanced applications (approximately 3% of sales), communications (approximately 2% of sales) and medical (approximately 1% of sales).
Our Markets
Materials Processing
The most significant materials processing applications for fiber lasers are cutting, welding and brazing, marking and engraving, additive manufacturing such as 3D printing and ablation. Other applications include micro-processing, surface treatment, drilling, and annealing.
Cutting and Welding Applications.    Laser-based cutting technology has several advantages compared to alternative technologies. Laser cutting is fast, flexible and highly precise and can be used to cut complex contours on flat, tubular or three-dimensional materials. The laser source can be programmed to process many different kinds of materials such as steel, aluminum, brass, copper, glass, ceramic and plastic at various thicknesses. Laser cutting technology is a non-contact process that is easy to integrate into an automated production line and is not subject to wear of the cutting medium. We sell low, mid and high power ytterbium fiber lasers for laser cutting. High electrical efficiency, low maintenance and operating cost, high beam quality, wide operating power range, power stability and small spot size are some of the qualities offered by IPG fiber lasers for many cutting applications, which enable customers to cut a variety of materials faster.
Laser welding offers several important advantages compared to conventional welding technology as it is non-contact, easy to automate, provides high process speed and results in narrow-seamed, high-quality welds that generally require little or no post-processing machining. The high beam quality of our fiber lasers coupled with high CW power offer deep penetration welding as well as shallow conduction mode welding. In addition, fiber lasers can be focused to a small spot with extremely long focal lengths, enabling remote welding "on the fly," a flexible method of three-dimensional welding in which the laser beam is positioned by a robot-guided scanner. Such remote welding stations equipped with fiber lasers are used for welding door panels and seat backs, the multiple welding of spot and lap welds over the entire auto body frame, tailor blank welding and welding "body-in-white," which is welding pieces of metal with different thicknesses for automotive applications. Typically, mid to high power ytterbium fiber lasers and long-pulse QCW ytterbium fiber lasers are used in welding applications. Our products are used also for laser brazing of visible joints in automobiles such as tailgates, roof joints and columns. Brazing is a method of joining sheet metal by using a melted filler material similar to soldering but requiring higher temperatures.
3D Printing. Historically, metalworking has been performed with processes that remove material to produce component parts. The development of 3D printing technology enables the production of three-dimensional objects from digital design data through an additive manufacturing process, which builds up components in layers using materials that are available in fine powder form. 3D printers take advantage of improvements in computing power and motion and process control to deposit a range of materials, including metals, plastics and composite materials, accurately at high speed. Within metal-based 3D printing processes that include laser metal deposition (LMD) and selective laser melting (SLM), a laser beam is used to fuse metallic powder at points defined by computer-generated design data. In many metal-based 3D printers, multiple laser sources are used to to fuse the metallic powder more quickly and at multiple angles. 3D printing permits highly complex structures, with a high degree of customization capability and significantly less waste than subtractive manufacturing processes. The trends toward automation and miniaturization, as well as the stability and reliability of our fiber lasers have played important roles in the development of additive manufacturing technology.
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
In the semiconductor industry, lasers typically are used to mark wafers and integrated circuits. In the electronics industry, lasers typically are used to mark electrical components such as contactors, relays and printed circuit boards. Consumer electronic devices such as mobile phones, computers and handheld computers contain many parts that are laser-marked, including keyboards, logos and labels. With the increase in marking speed in the past few years, the cost of laser marking has decreased. In the photovoltaic or solar panel industry, pulsed lasers increasingly are used to remove materials and to scribe, or cut, solar cells. The high beam quality, increased peak output powers, flexible fiber delivery and competitive price of fiber lasers have accelerated the adoption of fiber lasers in these low power applications.
Micro-Processing and Fine Processing.    The trend toward miniaturization in numerous industries such as consumer electronics, as well as innovations in materials and structures, is driving end users to utilize lasers in processing and fabrication. The ability of lasers to cut, weld, drill, ablate, etch and add materials on a fine scale is enabling new technologies and products across many industries. Our low power CW and QCW lasers are used to cut medical stents and weld medical batteries. In photovoltaic manufacturing, our lasers etch and perform edge isolation processes. The aerospace industry requires precise manufacturing of engine parts so that cooling is effective and aerospace manufacturers use lasers to conduct percussion drilling. Processing of plastics and semi-conductors require short pulse and high energy lasers, in the green, UV and mid-IR wavelengths.
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
Optical Pumping and Harmonic Generation.    Several types of our lasers are used to optically pump other solid-state lasers and for harmonic generation and parametric converters to support research in sensing, medical and other scientific research in the IR and visible wavelength domains. Our lasers are used as a power source for these other lasers. Green visible lasers are used to pump titanium sapphire lasers. Visible lasers can be used in cinema projection, amusement parks, planetariums and light shows.
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
Communications
We design and manufacture enhanced optical transmission modules and systems and DWDM transport systems for transmission of multiple wavelength channels over a single optical fiber.
We make optical pluggable systems, based upon mixed signal ASIC proprietary designs, intended to simplify optical networks and reduce customer capital costs. These are integrated into advanced 100G/400G software-defined, flexible and configurable coherent DWDM transceiver modules to comprise a "system-in-module". Major customers of this technology include a leading MSO, a large US data center operator and leading optical network system integrators.
IPG's fiber amplifiers are deployed in some of the world's largest broadband FTTH networks. In addition, we design and manufacture transceivers for interconnecting electronic equipment within telecommunications, cable MSO, and data center networks.
DWDM.    DWDM is a technology that expands the capacity of optical networks, allowing service providers to extend the life of existing fiber networks and reduce operating and capital costs by maximizing bandwidth capacity. We provide a broad range of high power products for DWDM applications including EDFAs and Raman lasers. We provide a DWDM transport system that offers service providers and private network operators a simple, flexible, optical layer solution scalable to 80 channels that aggregates and multiplexes multiprotocol clients into optical transport network signals operating at 10, 40 and 100 gigabits per second per channel. We also provide both fixed wavelength DWDM transceivers and tunable DWDM transceivers that are capable of dynamically tuning across a range of wavelengths.
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
Medical
We sell our commercial fiber and diode lasers to OEMs that incorporate our products into their medical laser systems. Our ultrafast and CW ytterbium, erbium and thulium fiber lasers from 1 to 150 watts and diode laser systems can be used in various medical and biomedical applications. Aesthetic applications addressed by lasers include skin rejuvenation, hair removal, and treatment of pigmented and vascular lesions. Purchasers use our diode lasers in dental and skin rejuvenation procedures. Through our medical business, we are developing laser systems for dental (soft tissue and bone surgery) and surgical (benign prostatic hyperplasia and lithotripsy) aesthetic, and veterinary uses. Other medical procedures are also being investigated.
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
We developed advanced molecular beam epitaxy techniques to grow alumina indium gallium arsenide wafers for our diodes. This method yields high-quality optoelectronic material for low-defect density and high uniformity of optoelectronic parameters. In addition, we have developed numerous proprietary wafer processes and testing and qualification procedures in order to create a high energy output in a reliable and high power diode. We package our diodes in hermetically sealed pump modules in which the diodes are combined with an optical fiber output. Characteristics such as the ability of the package to dissipate heat produced by the diode and withstand vibration, shock, high temperature, humidity and other environmental conditions are critical to the reliability and efficiency of the products.
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
Customers

We sell our products globally to OEMs, system integrators and end users in a wide range of diverse markets who have the in-house engineering capability to integrate our products into their own systems. We have thousands of customers worldwide. Our primary end market is materials processing, comprised of general manufacturing, automotive, heavy industry, aerospace, consumer products, medical device manufacturing, natural resources, photovoltaic, semiconductor and electronics. We estimate that in 2017, approximately 54%, 20% and 9% of our net sales were generated from sales for cutting, welding and brazing, and marking and engraving applications, respectively. In 2016, approximately 51%, 18% and 11% and 2015, approximately 50%, 18% and 15% of our net sales were generated from sales for cutting, welding and brazing, and marking and engraving applications, respectively. These estimates are based upon customer information and when customer information has not been provided, upon our best information and belief. Within each of these applications, the lasers may vary substantially in terms of output powers depending upon the types of materials processed (e.g., thick steel cutting, aluminum cutting and fine metal cutting) and the industry served within the diverse materials processing end market, some of which are listed above. We also sell our products to other end markets, including advanced applications (comprised of commercial companies, universities, research entities and government entities), communications (comprised of system integrators, utilities and municipalities) and medical (comprised of medical laser systems manufacturers and researchers). We believe that our customer, geographic and end market diversification minimizes dependence on any single industry or group of customers.
The following table shows the allocation of our net sales (in thousands) among our principal markets:

	Year Ended December 31,
	2017		2016		2015
		% of Total		% of Total
Materials Processing	$1,332,607	94.6%	$942,119	93.6%	$849,335	94.2%
Other applications:
Advanced Applications	36,836	2.6	28,166	2.8	28,866	3.2
Communications	32,023	2.3	28,823	2.9	14,399	1.6
Medical	7,423	0.5	7,065	0.7	8,665	1.0
Total other applications:	76,282	5.4	64,054	6.4	51,930	5.8
Total	$1,408,889	100.0%	$1,006,173	100.0%	$901,265	100.0%
One of our customers, Han's Laser, headquartered in China, accounted for 13%, 9% and 13% of our net sales in 2017, 2016 and 2015, respectively. No other customer accounted for 10% or more of our net sales in 2017, 2016 or 2015.
Our net sales (in thousands) were derived from customers in the following geographic regions:

	Year Ended December 31,
	2017		2016		2015
		% of Total		% of Total		% of Total
United States and other North America (1)	$165,363	11.8%	$141,184	14.0%	$131,525	14.6%
Europe:
Germany	114,608	8.1	90,893	9.1	93,802	10.4
Other including Eastern Europe/CIS	290,067	20.6	224,836	22.3	189,123	21.0
Asia and Australia:
China	621,283	44.1	358,476	35.7	311,946	34.7
Japan	80,612	5.7	88,592	8.8	76,033	8.4
Other	131,511	9.3	100,052	9.9	95,494	10.6
Rest of World	5,445	0.4	2,140	0.2	3,342	0.3
Total	$1,408,889	100.0%	$1,006,173	100.0%	$901,265	100.0%
(1) The substantial majority of sales in North America are to customers in the United States.
Backlog
At December 31, 2017, our backlog of orders (generally scheduled for shipment within one year) was approximately $743.6 million compared to $413.9 million at December 31, 2016. At December 31, 2017, our backlog included $326.1 million of orders with firm shipment dates and $417.4 million of frame agreements that we expect to ship within one year, compared to $226.7 million of orders with firm shipment dates and $187.2 million of frame agreements at December 31, 2016. Frame agreements are non-binding indications of customer pricing and volume levels but are not firm customer purchase obligations. Orders used to compute backlog are generally cancelable without substantial penalties. Historically, we have not experienced a significant cancellation rate in ordinary economic conditions. We manage the risk of cancellation by establishing the right to charge a cancellation fee that generally covers a portion of the purchase price, any materials and development costs incurred prior to the order being canceled. Our ability to enforce this right depends on many factors including, but not limited to, the customer's requested length of delay, the number of other outstanding orders with the customer and our ability to quickly convert the canceled order to another sale.
We anticipate shipping a substantial majority of the present backlog during fiscal year 2018. However, our backlog at any given date is not necessarily indicative of actual sales for any future period.
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
We also have sales and service offices in the following countries: Brazil, Canada, China, Czech Republic, France, India, Italy, Japan, Mexico, Poland, Singapore, South Korea, Spain, Taiwan, Turkey and the United Kingdom. We have materials processing application centers in the United States, Germany, Russia, China, Italy, Japan and South Korea, which we use to demonstrate our products and develop new applications. Our application centers are fundamental to developing new laser applications for customers and assisting them in integrating lasers into their production processes.
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
Our vertically integrated manufacturing operations include optical preform making, specialty fiber drawing, semiconductor wafer growth, diode processing and packaging, specialty optical component manufacturing, fiber block and fiber module assembly for different power units, circuit board, software and electronics development and production, crystal growth, cleaning and polishing, machining of metal parts and casings and final assembly of finished product. In addition we make some of the testing, tool manufacturing and automated production systems that we use in our own manufacturing processes. Over the last several years, we added additional production capabilities, including five multi-wafer growth reactors, diode test stations, fiber pre-form and fiber drawing equipment and low, mid and high power laser production and testing, in order to increase our capacity as well as reduce the risks associated with our production process.
We operate our own semiconductor foundry for the production of the multi-mode single-emitter diodes. Diodes are the pumps that are used as the light source in each device we make. We also process, package and extensively test all of our diodes.

Because pump diodes represent a significant component cost of the final laser or amplifier, we have developed internal manufacturing capabilities for diodes. As a result of our high-volume production levels of pump diodes, proprietary processes and use of a small number of chip designs, we have been able to increase yields, lower component costs and assure high quality. We also design, manufacture and optimize many of our own test instruments, diode test racks, robotic and automated assembly tools and machines.
We developed these proprietary components, manufacturing tools, equipment and techniques over many years in an effort to address the major issues that had been inhibiting the development of fiber laser technology and to provide products that differentiate us from our competitors. In addition, we have acquired additional components including volume Bragg gratings. We believe that the proprietary components, manufacturing tools, equipment, techniques and software utilized in all of our product lines provide extensive barriers to potential competitors. Generally, we do not sell our proprietary components to third parties in significant quantities. Using our technology platform, we configure standard products based upon each customer's specifications. Through our vertically integrated manufacturing operations, we believe that we can develop, test and produce new products and configurations with higher performance and reliability and in less time than by working with external vendors. We have developed proprietary testing methodologies that allow us to develop higher power components and products in short periods of time, enable us to introduce products to the market more quickly, capitalize on new opportunities and provide superior service to our customers.
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
We focus our research and development efforts on designing and introducing new and improved standard and customized products and complementary products, and the mass production of components for our products. In addition to our cladding-pumped specialty fiber platform, we have core competencies in high power multi-mode and single-mode semiconductor laser diodes, diode packaging, specialty active and passive optical fibers, high-performance optical components, crystal growth and processing, fiber gain blocks and fiber modules, thin film optical coatings, as well as splicing and combining techniques and high-stress test methods. Our research and development efforts are aided by our vertical integration and our proprietary high-stress testing techniques that result in accelerated development cycles. The strategy of developing our proprietary components has allowed us to leverage our optical experience and large volume requirements to lower the cost of our products.
Our research and development efforts are also directed at expanding our product line by increasing power levels, improving beam quality and electrical efficiency, decreasing the size of our products and lowering the cost per watt. We also are engaged in research projects to expand the spectral range of products that we offer, including the development of UV pulsed fiber lasers, ultrafast pulsed fiber lasers, and a mid-IR line of lasers from 2 to 5 microns, with a hybrid fiber and crystal laser design. We are also investing our research and development funds on laser systems, products for medical applications, and telecommunications products and components. Our team of experienced scientists and engineers works closely with many of our customers to develop and introduce custom products and laser processing that address specific applications and performance requirements.
We incurred research and development costs of approximately $100.9 million, $78.6 million and $63.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect to continue our commitment to research and development and to introduce new products, systems and complementary products that would allow us to maintain our competitive position. See Item 7, "Management's Discussion and Analysis of Financial Condition of Results of Operations."
Intellectual Property
We seek to protect our proprietary technology primarily through the U.S. and foreign laws affording protection for trade secrets, and to seek U.S. and foreign patent, copyright and trademark protection of our products and processes where appropriate. Historically, we relied primarily on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. We seek to protect our trade secrets and proprietary information, in part, by requiring our employees to enter into agreements providing for the maintenance of confidentiality and the assignment to us of rights to inventions that they make while we employ them. We also enter into non-disclosure agreements with our consultants and suppliers to protect confidential information delivered to them. We believe that our vertical integration, including our extensive experience in making a wide range of specialty and high power capacity components, as well as our technology platform make it difficult for others to reverse engineer our products.
We have increased our efforts to expand our patent portfolio globally. As of December 31, 2017, we have over 270 patents issued and over 420 pending patent applications worldwide relating principally to optical fiber lasers, amplifiers, bulk optics, semiconductors, laser and telecommunications systems and applications of fiber lasers. With respect to the United States, we were issued 20 patents and we filed 23 applications containing new subject matter in 2017. We own a portfolio of photonics patents in the fields of optical fiber lasers and amplifiers, semiconductor devices, integrated optics, fiber gratings, high-speed systems and optical networking. Intellectual property rights, including those that we own, those that we license and those of others, involve significant risks. See Item 1A, "Risk Factors-Our Inability to Protect Our Intellectual Property and Proprietary Technologies Could Result in the Unauthorized Use of Our Technologies by Third Parties, Hurt Our Competitive Position and Adversely Affect Our Operating Results."
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
We believe we compete favorably with respect to these criteria. In the materials processing market, the competition is fragmented and includes a large number of competitors. We compete with makers of high power CO2, YAG and disc lasers, including Coherent, Inc., Fanuc Corporation, Inc. and Trumpf GmbH + Co. KG, makers of mid and low power CO2, solid-state lasers such as Coherent, Inc., and direct diode lasers such as Laserline GmbH and TeraDiode, Inc., a subsidiary of Panasonic. We also compete with fiber laser makers, including Trumpf GmbH + Co. KG, Coherent Inc., Fanuc Corporation, Furukawa Electric Co., Ltd., Keopsys SA, Raycus Fiber Laser Technologies Co. Ltd., Maxphotonics Co., Ltd, nLight Corporation and Lumentum Holdings Inc. In addition, some customers recently introduced fiber lasers and most competitors are increasing the output powers of their fiber lasers to compete with our products. We believe that we compete favorably with other makers of fiber lasers on price and value to customer, reliability, service and performance.
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
Employees
As of December 31, 2017, we had approximately 5,030 full-time employees, including 560 in research and development, 3,900 in manufacturing operations, 240 in sales, service and marketing, and 330 in general and administrative functions. Of our total full-time employees at our principal facilities, approximately 1,870 were in the United States, 1,300 were in Germany, 1,570 were in Russia and 190 were in China. We have never experienced a work stoppage, and none of our employees are subject to a collective bargaining agreement. We believe that our current relations with our employees are good. We also have approximately 360 independent contractors worldwide who are principally used in manufacturing operations.
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
Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers in the materials processing market, which includes general manufacturing, automotive, aerospace, other transportation, heavy industry, electronics and photovoltaic industries. Approximately 94% of our revenues in 2017 were from customers in the materials processing market. Although applications in this market are broad, sales for these applications are cyclical and have historically experienced sudden and severe downturns and periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. For example, our sales decreased by 25% in the materials processing market in 2009 as a result of the global economic recession. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in these industries or markets, which, in turn, depend upon the demand for their products or services. Decreased demand for products and services from customers for these applications during an economic downturn may lead to decreased demand for our products, which would reduce our sales and margins. We may not be able to respond by decreasing our expenses quickly enough or sufficiently, due in part, to our fixed overhead structure related to our vertically integrated operations and our commitments to continuing investment in research and development and infrastructure for long term growth.
Uncertainty and adverse changes in the general economic conditions of markets in which we participate negatively affect our business.
Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the materials processing, telecommunications, advanced and medical markets and applications in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the markets and applications we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. A significant portion of our sales are to customers in China, which accounted for 44%, 36% and 35% in 2017, 2016 and 2015, respectively. A slowing of economic growth or recession, other adverse economic developments or uncertainty in any of our key markets, including in China, would slow our growth rates or may result in a decrease in our sales. Adverse changes have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our lasers and amplifiers, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products. An economic downturn could have a material adverse effect on our business, financial condition and results of operations.
The markets for our products are highly competitive and increased competition could increase our costs, reduce our sales or cause us to lose market share.
The industries in which we operate are characterized by significant price and technological competition. Our fiber laser and amplifier products compete with other laser technologies and amplifier products, some offered by well-established companies. Several of these are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do. Also, we compete with widely used non-laser production methods, such as water-jet cutting and resistance welding. We believe that competition will be particularly intense from makers of CO2, YAG, disc and direct diode lasers, as these makers of laser solutions may lower prices to maintain or gain current market share and have committed significant research and development resources to pursue opportunities related to these technologies.
In addition, we face competition from a growing number of fiber laser makers, including Coherent Inc., Fanuc Corporation, Keopsys SA, Lumentum Holdings Inc., Maxphotonics Co., Ltd., nLight Corporation, Raycus Fiber Laser Technologies Co. Ltd., Shenzen JPT Opto-Electronics Co., Ltd., The Furukawa Electric Co., Ltd. and Trumpf GmbH + Co. KG. In addition, some customers recently introduced fiber lasers and most competitors are increasing the output powers of their fiber lasers to compete with our products. We may not be able to successfully differentiate our current and proposed products from our competitors' products and current or prospective customers may not consider our products to be superior to competitors' products. To maintain our competitive position, we believe that we will be required to continue a high level of investment in research and development, application development, manufacturing facilities and customer service and support, and to react to market pricing conditions. We may not have sufficient resources to continue to make these investments and we may not be able to make the technological advances or price adjustments necessary to maintain our competitive position. In addition, there are no assurances that our investments in research and development, application development and customer service and support will be successful. We also compete against our OEM customers' internal production of competitive laser and amplifier technologies.
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
Our level of sales will depend on our ability to generate sales of fiber lasers in applications where conventional lasers, such as CO2 and YAG lasers, have been used or in new and developing markets and applications for lasers where they have not been used previously. To date, a significant portion of our revenue growth has been derived from sales of fiber lasers primarily for applications where CO2 and YAG lasers historically have been used. We have made significant sales into the cutting, welding and marking and engraving applications, three large applications where other laser technologies are used. As fiber lasers reach higher levels of penetration in core materials processing applications, the development of new applications, end markets and products outside our core applications becomes more important to our growth. In order to maintain or increase market demand for our fiber laser products, we will need to devote substantial resources to:

•	demonstrate the effectiveness of fiber lasers in new applications for materials processing, medical, communications or other applications such as cinema and projection;

•	successfully develop new product lines, such as UV, visible and ultrafast fiber lasers, that extend our product line to address different applications than our current products;

•	increase our direct and indirect sales efforts;

•	effectively service and support our installed product base on a global basis;

•	effectively meet growing competition and pricing pressures; and

•	continue to reduce our manufacturing costs and enhance our competitive position.
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
We have a high fixed cost base due to our vertically integrated business model, including the fact that approximately 78% of our approximately 5,030 employees as of December 31, 2017 were employed in our manufacturing operations. We may not adjust these fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions. Our gross profit, in absolute dollars and as a percentage of net sales, is impacted by our sales volume, the corresponding absorption of fixed manufacturing overhead expenses and manufacturing yields. In addition, because we are a vertically integrated manufacturer and design and manufacture our key specialty components, insufficient demand for our products may subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to expected demand, we may need to record write-downs for excess or obsolete inventory. Because we are vertically integrated, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we expect to have a significant amount of working capital invested in inventory. Changes in our level of inventory lead to an increase in cash generated from our operations when inventory is sold or a decrease in cash generated from our operations at times when the amount of inventory increases.
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
To maintain our competitive position as the leading developer and manufacturer of fiber lasers and to meet anticipated demand for our products, we invest significantly in the expansion of our manufacturing and operations throughout the world and may do so in the future. We incurred in the past and will incur in the future significant costs associated with the acquisition, build-out and preparation of our facilities. We had capital expenditures of $126.5 million and $127.0 million in 2017 and 2016, respectively, and we expect to incur approximately $170 million to $190 million in capital expenditures, excluding acquisitions, in 2018. In connection with these projects, we may incur cost overruns, construction delays, labor difficulties or regulatory issues which could cause our capital expenditures to be higher than what we currently anticipate, possibly by a material amount, which would in turn adversely impact our operating results. Moreover, we may experience higher costs due to yield loss, production inefficiencies and equipment problems until any operational issues associated with the opening of new manufacturing facilities are resolved.
A few customers account for a significant portion of our sales, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations could be adversely affected.
We rely on a few customers for a significant portion of our sales. In the aggregate, our top five customers accounted for 28%, 22% and 25% of our consolidated net sales in 2017, 2016 and 2015, respectively. Our largest customer is located in China and accounted for 13%, 9% and 13% of sales in 2017, 2016 and 2015, respectively. A few of our larger customers are making fiber lasers or announced plans to develop fiber lasers. We generally do not enter into agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be adversely affected.
Foreign currency risk may negatively affect our net sales, cost of sales and operating margins and could result in exchange losses.
We conduct our business and incur costs in the local currency of most countries in which we operate. In 2017, our net sales outside the United States represented a substantial majority of our total sales. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it operates or holds assets or liabilities in currencies different than their functional currency. Changes in exchange rates can also affect our results of operations when the value of sales and expenses of foreign subsidiaries are translated to U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which may have an adverse effect on our financial condition, cash flows and profitability.
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
We are subject to risks of doing business in Russia through our subsidiary, NTO IRE-Polus, which provides components and test equipment to us and sells finished fiber devices to customers in Russia and neighboring countries as well as finished lasers to China. Further, approximately 44% of our sales are to customers in China. The results of our operations, business prospects and facilities in these two countries are subject to the economic and political environment in Russia and China. In recent years, both countries have undergone substantial political, economic and social change. As is typical of an emerging economy, neither China nor Russia possesses a well-developed business, financial, legal and regulatory infrastructure that would generally exist in a more mature free market economy. In addition, tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. The future economic direction of these two emerging market countries remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. Our failure to manage the risks associated with our operations in Russia and China and our other existing and potential future international business operations could have a material adverse effect upon our results of operations.
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
We must comply with and could be impacted by various export controls and trade and economic sanctions laws and regulations that are fluid and may change due to diplomatic and political considerations outside of our control.
Our business activities are subject to various export controls and trade and economic sanctions laws and regulations, including, without limitation, the U.S. Commerce Department’s Export Administration Regulations, the U.S. Treasury Department’s Office of Foreign Assets Control’s trade and economic sanctions programs, and the U.S. Department of State’s Nonproliferation Sanctions, which we collectively refer to as Trade Controls.
We have a large manufacturing facility and research and development operations in Russia which supplies components to our U.S. and German manufacturing facilities and finished lasers to our subsidiary in China. In addition, we supply components from our U.S. and German manufacturing facilities to our Russian facility. Should there be any disruption of our supplies from or to our Russian operations, or should the United States, the European Union or Russia implement new or broad-based Trade Controls, our production and/or deliveries as well as results of operations would be affected. Although we have implemented compliance measures designed to prevent transactions prohibited by the Trade Controls, our failure to successfully comply with applicable Trade Controls may expose us to negative legal and business consequences, including civil or criminal penalties, government investigations, and reputational harm.
In addition, Trade Controls and their implementation are fluid and may change due to diplomatic and political considerations outside of our control. Such changes, including the potential expansion of sanctions and sanctions designations, as well as public statements by government officials, could be significant, require us to take certain actions to be in compliance, adversely affect prevailing market prices of our common stock, have a reputational impact, or otherwise have a material adverse impact on us, our business, and our ability to raise capital.

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
We generally do not enter into long-term agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules and, in some cases, orders may be canceled or delayed without significant penalty. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. In addition, due to the absence of long-term volume purchase agreements, we forecast our revenues and plan our production and inventory levels based upon the demand forecasts of our OEM customers, end users and distributors, which are highly unpredictable and can fluctuate substantially. This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. In addition, provisions have been recorded as a result of changes in market prices of certain components, the value of those inventories that was realizable through finished product sales due to declines in certain end market demand and uncertainties related to the recoverability of the value of inventories due to technological and product changes, and excess quantities. In this regard, we recorded provisions for slow-moving, obsolete or excess inventory totaling $16.9 million, $22.8 million and $15.4 million in 2017, 2016 and 2015, respectively. If our OEM customers, end users or distributors fail to accurately forecast the demand for our products, fail to accurately forecast the timing of such demand, or are unable to consistently negotiate acceptable purchase order terms with customers, our results of operations may be adversely affected.
We pursue acquisitions and investments in new businesses, products, patents or technologies. These involve risks which could disrupt our business and may harm our financial results and condition.
We make acquisitions of and investments in new businesses, products, patents and technologies and expand into new geographic areas, or we may acquire operations, products or technologies that expand our current capabilities. Although we have pursued acquisitions small in size in the past, we may pursue larger transactions in the future. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value of the acquired company, asset or technology to us. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products, patents or technologies into our existing business and products, or retain key employees. As a result of the rapid pace of technological change in our industry, we may misjudge the long-term potential of an acquired business, product, patent or technology, or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management's attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability and result in dilution to our existing and future stockholders.
We rely on the significant experience and specialized expertise of our senior management and scientific staff and if we are unable to retain these key employees and attract other highly skilled personnel necessary to grow our business successfully, our business and results of operations could suffer.
Our future success is substantially dependent on the continued service of our executive officers, particularly our founder and chief executive officer, Dr. Valentin P. Gapontsev, age 79, and the chief operating officer, Dr. Eugene Scherbakov, age 70, our highly trained team of scientists, many of whom have numerous years of experience and specialized expertise in optical fibers, semiconductors and optical component technology, and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may leave, which could harm our business. The members of our scientific staff who are expected to make significant individual contributions to our business are also members of our executive management team as disclosed under Item 10, "Directors, Executive Officers and Corporate Governance" below. Furthermore, our business requires scientists and engineers with experience in several disciplines, including physics, optics, materials sciences, chemistry and electronics. We will need to continue to recruit and retain highly skilled scientists and engineers for certain functions. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate highly skilled research and development, managerial, operations, sales, marketing and customer service personnel. If we fail to attract, integrate and retain the necessary personnel, our ability to extend and maintain our scientific expertise and grow our business could suffer significantly.
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
Also, we purchase certain raw materials used to manufacture our products and other components, such as semiconductor wafer substrates, diode packages, modulators, micro-optics, bulk optics and high power beam delivery products, from single or limited-source suppliers. We typically purchase our components and materials through purchase orders or agreed-upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. These suppliers are relatively small private companies that may discontinue their operations at any time and may be particularly susceptible to prevailing economic conditions. Some of our suppliers are also our competitors. Some of our suppliers may not be able to meet demand from our growing business or because of global demand for their components. As a result, we experienced and may in the future experience longer lead times or delays in fulfillment of our orders. Furthermore, other than our current suppliers, there are a limited number of entities from whom we could obtain these supplies. We do not anticipate that we would be able to purchase these components or raw materials that we require in a short period of time or at the same cost from other sources in commercial quantities or that have our required performance specifications. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, could adversely affect our business. If our suppliers face financial or other difficulties, if our suppliers do not maintain sufficient inventory on hand or if there are significant changes in demand for the components and materials we obtain from them, they could limit the availability of these components and materials to us, which in turn could adversely affect our business.
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
Our information systems are subject to attacks, interruptions and failures. If unauthorized access is obtained to our information systems, we may incur significant legal and financial exposure and liabilities.
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
As part of our day-to-day business, we store our data and certain data about our customers, employees and service providers in our information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data or technology, including information regarding our customers, employees and service providers, such security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, employee information or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate or detect these techniques or to implement adequate preventative measures. Any unauthorized access could result in a loss of confidence by our customers, damage our reputation, disrupt our business, result in a misappropriation of our assets (including cash), lead to legal liability and negatively impact our future sales. Additionally, such actions could result in significant costs associated with loss of our intellectual property, impairment of our ability to conduct our operations, rebuilding our network and systems, prosecuting and defending litigation, responding to regulatory inquiries or actions, paying damages or taking other remedial steps.
We may face particular privacy, data security and data protection risks due to the new European General Data Protection Regulation
We may face particular privacy, data security and data protection risks in Europe due to the new European General Data Protection Regulation (“GDPR”). Effective May 25, 2018, the GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-compliance. The GDPR requires companies to satisfy new requirements regarding the handling of personal data, including its use, protection and the rights of affected persons regarding their data. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. The GDPR and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business. The company is evaluating its processes and taking measures to ensure compliance with the GDPR. Due to the lack of experience with the interpretation of this new regulation and its enforcement, some measures initially might not satisfy the best practices that will be established in the coming years.
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
Given the global nature of our business, we have both domestic and international investments. At December 31, 2017, 36% of our cash, cash equivalents and marketable securities were in the United States and 64% were outside the United States. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, prevailing interest rates, financial results, economic risk, political risk, sovereign risk or other factors. Also, our investments may be negatively affected by events that impact the banks or depositories that hold our investments. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although we have not realized any significant losses on our cash, cash equivalents and marketable securities, future fluctuations in their value could result in a significant realized loss.
Our ability to access financial markets to raise capital or finance a portion of our working capital requirements and support our liquidity needs may be adversely affected by factors beyond our control and could negatively impact our ability to finance our operations, meet certain obligations, implement our operating strategy or complete acquisitions.
We occasionally borrow under our existing credit facilities to fund operations, including working capital investments. Our major credit lines in the United States and Germany expire in April 2020 and July 2020, respectively. In the past, market disruptions experienced in the United States and abroad have materially impacted liquidity in the credit and debt markets, making financing terms for borrowers less attractive, and, in certain cases, have resulted in the unavailability of certain types of financing. Uncertainty in the financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facilities or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected.
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
Sales of a substantial number of shares of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. As of December 31, 2017, we had 53,629,439 shares of common stock outstanding and 2,251,703 shares subject to outstanding options, restricted stock units and performance stock units. We have registered all shares of common stock that we may issue under our stock option plans and our employee stock ownership plan. In addition, all of the unregistered shares of our common stock are now eligible for sale under Rule 144 or Rule 701 under the Securities Act. As these shares are issued, they may be freely sold in the public market subject, in the case of any awards under our stock-based compensation plans, to applicable vesting requirements.
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
Dr. Valentin P. Gapontsev, our Chairman and Chief Executive Officer, and three trusts he created collectively control approximately 31% of our voting power and have a significant influence on the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.
Dr. Valentin P. Gapontsev, our Chairman and Chief Executive Officer, and IP Fibre Devices (UK) Ltd., of which Dr. Gapontsev is the managing director, together with three trusts he created beneficially own approximately 31% of our common stock. Trustees of the trusts are officers or employees of the Company.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our facilities consisting of 20,000 or more square feet at December 31, 2017 include the following:

Location	Owned or Leased	Lease Expiration	Approximate Size (sq. ft.)	Primary Activity
Fryazino, Russia	Owned	—	509,500	Manufacturing, administration
	Leased	September 2019	73,500	Components, complete device manufacturing
Oxford, Massachusetts	Owned	—	427,300	Diodes, components, complete device manufacturing, administration
Burbach, Germany	Owned	—	415,500	Optical fiber, components, final assembly, complete device manufacturing, administration
Malborough, Massachusetts	Owned	—	115,000	Components, administration
	Owned	—	112,000	Manufacturing, administration
Moscow Russia	Owned	—	51,500	Components, complete device manufacturing
Beijing, China	Owned	—	34,500	Administration, service
	Leased	April 2019	20,100	Service
Birmingham, Alabama	Owned	—	39,000	Administration, service
Cerro Maggiore, Italy	Owned	—	33,000	Complete device manufacturing, administration
Daejeon, South Korea	Owned	—	24,000	Administration, service
Shanghai, China	Leased	April 2019	20,000	Administration, service
Mountain View, California	Leased	—	30,000	Components, administration
Total sq.ft. occupied:			1,904,900
We maintain our corporate headquarters in Oxford, Massachusetts, and we operate four principal manufacturing facilities for lasers, laser systems, amplifiers and components, which are located in the United States, Germany, Russia and Italy. We are committed to meeting internationally recognized manufacturing standards. Our facilities in the United States and Germany are ISO 9001 certified, and we have ISO certification in Russia for specific products. We conduct our major research and development activities in Oxford and Marlborough, Massachusetts; Burbach, Germany; and Fryazino, Russia, and at several other facilities in the United States. We have sales personnel at each of our manufacturing facilities, and at the countries in which we operate.
We plan to continue our expansion of our operations in Russia, Germany and the United States, and to build manufacturing in Belarus to meet the demand for our products and our sales and support needs. The additional expansion for the United States, Russia, Germany, and Belarus will provide an approximately additional 120,200 square feet, 15,600 square feet, 270,900 square feet, and 136,100 square feet, respectively once these additions are completed and occupied in 2018. With the amount occupied as of December 31, 2017, once all expansions are completed in 2018, we will have over approximately 2.4 million square feet of occupied space to continue to execute on our planned strategies.
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

	Common Stock Price Range
	High	Low
First Quarter ended March 31, 2016	$98.26	$73.55
Second Quarter ended June 30, 2016	$102.90	$76.22
Third Quarter ended September 30, 2016	$88.76	$76.64
Fourth Quarter ended December 31, 2016	$102.46	$81.00
First Quarter ended March 31, 2017	$124.27	$95.04
Second Quarter ended June 30, 2017	$149.29	$116.82
Third Quarter ended September 30, 2017	$187.98	$144.71
Fourth Quarter ended December 31, 2017	$248.23	$185.00
As of February 22, 2018, there were 54,056,120 shares of our common stock outstanding held by approximately 36 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
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

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG THE COMPANY, THE NASDAQ COMPOSITE INDEX AND RUSSELL 3000 INDEX

	5-Year Cumulative Total Return
	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
IPG Photonics Corporation	$100.00	$116.44	$112.41	$133.77	$148.10	$321.28
Nasdaq Composite (U.S. & Foreign)	$100.00	$138.32	$156.85	$165.84	$178.28	$228.63
Russell 3000 Index	$100.00	$130.95	$144.63	$142.50	$157.34	$187.01
The above graph represents and compares the value, through December 31, 2017, of a hypothetical investment of $100 made at the closing price on December 31, 2012 in each of (i) our common stock, (ii) the NASDAQ Composite Stock Index and (iii) the Russell 3000 Index, in each case assuming the reinvestment of dividends. The stock price performance shown in this graph is not necessarily indicative of, and not is intended to suggest, future stock price performance.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities during the past year.

Issuer Purchases of Equity Securities
The following table shows repurchases of our common stock in the fiscal quarter ended December 31, 2017.

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 — October 31, 2017	266	(1)	$207.62	$—	$64,143
November 1, 2017 — November 30, 2017	24,191	(1),(2)	232.89	23,235	58,711
December 1, 2017 — December 31, 2017	36,400	(2)	210.00	36,400	51,067
Total	60,857		$219.09	$59,635	$51,067

(1)
In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the fourth quarter of 2017, the Company withheld 1,222 shares at an average price of $210.02.

(2)
In July 2016, the Board of Directors authorized a share repurchase program (the "Program"). Under the Program, the Company's management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees and directors under its various employee and director equity compensation and employee stock purchase plans from January 1, 2016 through December 31, 2017. The Program limits aggregate share repurchases to no more than $100 million over a period ending June 30, 2018. For the fourth quarter of 2017, the Company repurchased 59,635 shares of its common stock with an average price of $219.27 per share in the open market. Since the beginning of the Program, the Company has purchased $48.9 million in shares pursuant to the Program.

Information Regarding Equity Compensation Plans
The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2017:
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, RSUs and PSUs (a)	Weighted-Average Exercise Price of Outstanding Options, RSUs and PSUs (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	2,251,703	$79.23	4,089,061
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	2,251,703		4,089,061

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and related notes and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015, is derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The data as of December 31, 2015, 2014 and 2013, and for the years ended December 31, 2014 and 2013, is derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results for any future period.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$1,408,889	$1,006,173	$901,265	$769,832	$648,034
Cost of sales	611,978	453,933	409,388	353,314	308,136
Gross profit	796,911	552,240	491,877	416,518	339,898
Operating expenses:
Sales and marketing	49,801	38,393	31,868	30,637	26,692
Research and development	100,870	78,552	63,334	53,403	41,660
General and administrative	80,668	66,486	57,192	55,338	50,863
Loss (gain) on foreign exchange	14,460	4,496	(2,560)	(6,618)	2,536
Total operating expenses	245,799	187,927	149,834	132,760	121,751
Operating income	551,112	364,313	342,043	283,758	218,147
Interest income (expense), net	737	1,304	(301)	(77)	(1)
Other income (expense), net	22	948	(125)	793	155
Income before provision for income taxes	551,871	366,565	341,617	284,474	218,301
Provision for income taxes	(204,283)	(105,849)	(99,590)	(84,029)	(62,521)
Net income	347,588	260,716	242,027	200,445	155,780
Less: Net (loss) income attributable to noncontrolling interests	(26)	(36)	(127)	—	—
Net income attributable to IPG Photonics Corporation	347,614	260,752	242,154	200,445	155,780
Net income attributable to common shareholders	$347,614	$260,752	$242,154	$200,445	$155,780
Net income per share:
Basic	$6.50	$4.91	$4.60	$3.85	$3.02
Diluted	$6.36	$4.85	$4.53	$3.79	$2.97
Weighted-average shares outstanding:
Basic	53,495	53,068	52,676	52,104	51,548
Diluted	54,699	53,797	53,427	52,824	52,375
Dividends per common share	$—	$—	$—	$—	$—

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$909,900	$623,855	$582,532	$522,150	$448,776
Short-term investments	206,257	206,779	106,584	—	—
Working capital, excluding cash and cash equivalents and short-term investments	438,950	312,053	271,683	237,546	225,365
Total assets	2,371,975	1,789,999	1,453,429	1,210,887	1,061,216
Revolving line-of-credit facilities	—	—	—	2,631	3,296
Long-term debt, including current portion	48,982	40,823	19,667	33,000	12,666
Noncontrolling interests and redeemable noncontrolling interests	—	166	1,137	—	—
IPG Photonics Corporation equity	2,022,322	1,557,558	1,259,528	1,046,561	927,969
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
Net sales. Our net sales grew from $769.8 million in 2014 to $1,408.9 million in 2017, representing a three year compound annual growth rate of approximately 22%. Net sales growth was driven by (i) increasing demand for our products, fueled by their superior performance and decreasing average cost per watt of output power which has resulted in a substantial improvement in their competitiveness and increased market share compared to other laser technologies including CO2 and YAG lasers, (ii) increased sales of fiber lasers for cutting and welding applications and the development of OEM customers in these applications. (iii) the introduction of new products, including our high power lasers with higher output power levels, quasi-continuous wave ("QCW") lasers, laser systems, high power pulsed lasers and optical heads and other accessories and (iv) the development of new applications for our products some of which displace non-laser technologies. Our annual revenue growth rates have varied. Net sales increased by 40%, 12% and 17% in 2017, 2016 and 2015, respectively.
Our business depends substantially upon capital expenditures by our customers, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 94% of our revenues in 2017 were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers for materials processing and will be subject to the broader fluctuations of capital equipment spending.
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

Gross margin. Our total gross margin in any period can be significantly affected by total net sales in any period, by product mix, that is, the percentage of our revenue in the period that is attributable to higher or lower power products and the mix of sales between laser and amplifier sources and complete systems, by sales mix between OEM customers who purchase devices from us in high unit volumes and other customers, by mix of sales in different geographies and by other factors, some of which are not under our control.
Our product mix affects our margins because the selling price per watt is generally higher for medium power devices and certain specialty products than for high power devices and certain pulsed lasers sold in large volumes. The overall cost of high power lasers may be partially offset by improved absorption of fixed overhead costs associated with sales of larger volumes of higher power products because they use a greater number of optical components and drive economies of scale in manufacturing. Also, the profit margins on systems can be lower than margins for our laser and amplifier sources, depending on the configuration, volume and competitive forces, among other factors.
We believe our strategy to maintain and extend our leadership position will result in industry-leading revenue growth and profitability. Although our fiber laser technology has a leading market position within select materials processing applications, our share within many other laser applications is significantly smaller and non-existent in many other applications. We estimate fiber lasers comprise less than 35% of total laser source sales and that laser-based machine tools comprise less than 25% of all machine tools used for cutting and welding of metals. Given the potential for our fiber laser technology to gain deeper penetration within the broader markets we serve and plan to target, we continue to introduce new technologies and products to expand our market presence. We expect that some new technologies and products will have returns above our cost of capital but may have gross margins below our corporate average. If we are able to develop opportunities that are significant in size, competitively advantageous or leverage our existing technology base and leadership, our current gross margin levels may not be maintained. Instead, we aim to deliver industry-leading levels of gross and operating margins by growing our market position across the broader markets we serve.
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
We invested $126.5 million, $127.0 million and $70.1 million in capital expenditures in 2017, 2016 and 2015, respectively. Most of this investment relates to expansion of our manufacturing capacity and, to a lesser extent, research and development and sales-related facilities.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $16.9 million, $22.8 million and $15.4 million in 2017, 2016 and 2015, respectively.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 28%, 22% and 25% in 2017, 2016 and 2015. Our largest customer accounted for 13%, 9% and 13% of our net sales in 2017, 2016 and 2015, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase our fiber lasers or amplifiers. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
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
Accounts Receivable and Allowance for Doubtful Accounts.    Accounts receivable include $46.1 million and $24.0 million of bank acceptance drafts issued in China at December 31, 2017 and 2016, respectively. Bank acceptance drafts are bank guarantees of payment on specified dates. The maturity of these bank acceptance drafts is less than 90 days. We maintain an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.
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
Stock-based compensation.    Stock-based compensation is included in the following financial statement captions as follows:

	Year Ended December 31,
	2017	2016	2015
Cost of sales	$5,863	$6,018	$5,316
Sales and marketing	2,041	1,820	1,998
Research and development	5,001	4,905	4,049
General and administrative	10,116	8,991	7,626
Total stock-based compensation	23,021	21,734	18,989
Tax benefit recognized	(7,367)	(6,971)	(6,141)
Net stock-based compensation	$15,654	$14,763	$12,848

We account for stock-based compensation using the fair value of the awards granted. We estimate the fair value of stock options granted using the Black-Scholes model, we value restricted stock units using the intrinsic value method and we use a Monte Carlo simulation model to estimate the fair value of market-based performance stock units. We amortize the fair value of stock options and awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. After adoption of Accounting Standards Update ("ASU") 2016-09 effective January 1, 2017, we account for forfeitures as they occur whereas previous to that date, we estimated the effect of forfeitures at the date of issuance. The assumptions used to calculate the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
The weighted-average assumptions used in the Black-Scholes model were as follows:

	Year Ended December 31,
	2017	2016	2015
Expected term	3.8-5.0 years	4.4-6.1 years	4.4-6.3 years
Volatility	31%-35%	37%-45%	45%-48%
Risk-free rate of return	1.57%-1.97%	1.06%-1.41%	1.38%-1.74%
Dividend yield	0.25%	0.25%	0.25%
Forfeiture rate	—%	2.65%-5.26%	3.47%-5.88%
The weighted-average assumptions used in the Monte Carlo simulation model was as follows:

	Year Ended December 31,
	2017	2016	2015
Expected term	3.0 years	3.0 years	3.2 years
Volatility	13%-31%	13%-32%	12%-36%
Risk-free rate of return	1.49%	0.88%	0.98%
Dividend yield	—%	—%	—%
Weighted-average fair value per share	147.25	88.51	128.42
We offer an employee stock purchase plan covering our U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee's compensation. Compensation expense related to the employee stock purchase plan for the years ended 2017, 2016 and 2015, was approximately $1.0 million, $0.8 million and $0.7 million, respectively.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; and (4) bonus depreciation that will allow for full expensing of qualified property. Our accounting for the Deemed Repatriation Transition Tax ("Transition Tax") element of the Tax Act is incomplete. However, we were able to make estimates of certain effects and, therefore, recorded provisional adjustments. As a result of the enactment of the Tax Act, we recorded a $47.0 million accrual for the federal Transition Tax and an associated $1.1 million state tax liability with a corresponding adjustment to current income tax expense. The federal Transition Tax is payable over eight years. We also recorded a $1.3 million reduction of net deferred tax assets as a result of the lower enacted tax rate in the Tax Act with a corresponding adjustment to deferred income tax expense.
While our annual tax rate is dependent on the factors detailed above, we expect that the reduction in the U.S. federal corporate rate will reduce our consolidated effective tax rate by approximately four percentage points in 2018 as compared to what the effective tax rate would have been without the enacted tax rate reduction.
We have provided a $2.2 million deferred tax liability for certain withholding and dividend taxes related to possible distributions from non-U.S. subsidiaries to their non-U.S. parents. With regard to repatriation of undistributed earnings of non-U.S. subsidiaries back to the U.S., we previously considered these earnings to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. We are currently analyzing our global working capital and cash requirements and the potential tax liabilities attributable to a repatriation. We have yet to determine whether we will change our prior assertion and repatriate earnings. Accordingly, we have not recorded any deferred taxes attributable to repatriation to the U.S. of our investments in its foreign subsidiaries. We will record the tax effects of any change in our prior assertion in the period that we complete our analysis and are able to make a reasonable estimate.
Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting, known as "temporary differences." The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities on the consolidated balance sheet. At December 31, 2017, we had a net deferred tax asset of $5.6 million. If insufficient evidence of our ability to generate future taxable income arises, we may be required to record a valuation allowance against these assets, which will result in additional income tax expense. On a quarterly basis, we evaluate whether the deferred tax assets may be realized in the future and assess the need for a valuation allowance.
We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves recorded are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is "more likely than not" to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. At December 31, 2017, we had unrecognized tax benefits of approximately $10.4 million that, if recognized, would be recorded as a reduction in income tax expense.
At December 31, 2017, we had $191.7 million of cash and cash equivalents and $206.3 million in short-term investments in the United States and $718.2 million of cash and cash equivalents at foreign locations. Cash and cash equivalents outside of the United States are intended to fund working capital, capital expenditures and business expansion outside the United States.

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated in dollar amounts and expressed as a percentage of net sales.

	Year Ended December 31,
	2017		2016		2015
	(In thousands, except percentages and per share data)
Net sales	$1,408,889	100.0%	$1,006,173	100.0%	$901,265	100.0%
Cost of sales	611,978	43.4	453,933	45.1	409,388	45.4
Gross profit	796,911	56.6	552,240	54.9	491,877	54.6
Operating expenses:
Sales and marketing	49,801	3.5	38,393	3.8	31,868	3.5
Research and development	100,870	7.2	78,552	7.8	63,334	7.0
General and administrative	80,668	5.7	66,486	6.6	57,192	6.3
Loss (gain) on foreign exchange	14,460	1.0	4,496	0.4	(2,560)	(0.3)
Total operating expenses	245,799	17.4	187,927	18.6	149,834	16.5
Operating income	551,112	39.2	364,313	36.3	342,043	38.1
Interest income (expense), net	737	0.1	1,304	0.1	(301)	—
Other income (expense), net	22	—	948	0.1	(125)	—
Income before provision for income taxes	551,871	39.2	366,565	36.4	341,617	37.9
Provision for income taxes	(204,283)	(14.5)	(105,849)	(10.5)	(99,590)	(11.1)
Net income	347,588	24.7	260,716	25.9	242,027	26.9
Less: Net loss attributable to noncontrolling interest	(26)	—	(36)	—	(127)	—
Net income attributable to IPG Photonics Corporation	$347,614	24.7%	$260,752	25.9%	$242,154	26.9%
Net income attributable to IPG Photonics Corporation per share:
Basic	$6.50		$4.91		$4.60
Diluted	$6.36		$4.85		$4.53
Weighted-average shares outstanding:
Basic	53,495		53,068		52,676
Diluted	54,699		53,797		53,427
Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016
Net sales. Net sales increased by $402.7 million, or 40.0%, to $1,408.9 million in 2017 from $1,006.2 million in 2016. The table below sets forth sales by application (in thousands, except for percentages):

	Year Ended December 31,
	2017		2016		Change
		% of Total		% of Total
Materials Processing	$1,332,607	94.6%	$942,119	93.6%	$390,488	41.4%
Other Applications	76,282	5.4%	64,054	6.4%	12,228	19.1%
Total	$1,408,889	100.0%	$1,006,173	100.0%	$402,716	40.0%

The table below sets forth sales by type of product and other revenue (in thousands, except for percentages):

	Year Ended December 31,
	2017		2016		Change
		% of Total		% of Total
High Power CW Lasers	$867,464	61.6%	$578,668	57.5%	$288,796	49.9%
Medium Power CW Lasers	105,547	7.5%	98,855	9.8%	6,692	6.8%
Low Power CW Lasers	13,158	0.9%	12,788	1.3%	370	2.9%
Pulsed Lasers	148,701	10.5%	128,971	12.8%	19,730	15.3%
QCW Lasers	88,329	6.3%	48,612	4.8%	39,717	81.7%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	185,690	13.2%	138,279	13.8%	47,411	34.3%
Total	$1,408,889	100.0%	$1,006,173	100.0%	$402,716	40.0%
Sales for materials processing applications increased due to higher sales of high power lasers, medium power lasers, pulsed lasers, QCW lasers and laser systems.

•
The increase in high power laser sales related to growth in cutting and welding. High power lasers continue to displace CO2 lasers. We believe our revenue growth has benefited from an accelerated replacement cycle for older CO2 based cutting systems and also from displacement of non-laser technologies, which has resulted in higher demand for the fiber based cutting and welding systems sold by our OEM customers. Within cutting applications, we continue to see a migration to lasers with higher output powers which improve processing speeds and enable processing of thicker materials. The shift towards lasers with higher output powers has also benefited sales due to their higher average selling prices.

•
Medium power sales increased due to growth in laser sintering and fine welding applications, which was partially offset by decreases in sales for fine cutting applications because fine cutting systems using medium power lasers migrated to using high power 1 to 2 kilowatt lasers. Average selling prices for medium power lasers also declined.

•
Pulsed laser sales increased due to growth in marking and engraving, cleaning and stripping, solar cell manufacturing and cutting applications. Within the pulsed laser category, the rate of sales increases was larger for high power pulsed lasers than for pulsed lasers with lower average power.

•	QCW laser sales increased due to the demand for welding and drilling applications. Welding applications for QCW lasers are primarily related to consumer electronics.

•
Materials processing sales also increased as a result of improved laser systems and parts and service sales, which are included in Other Revenue in the Sales by Product chart above. The increase in laser systems sales was mainly driven by the July 2017 acquisition of Innovative Laser Technologies, LLC ("ILT").

Sales for other applications increased due to higher sales for telecom and advanced applications. Telecom sales benefited from an increase in sales of pluggable transceivers used in data transmission and an increase in amplifier sales used for last mile fiber access to the home applications. For 2017, the rate of growth of telecom sales benefited from the contribution of sales by Menara, which we acquired in May 2016. Sales of telecom products are included in Other Revenue in the Sales by Product chart above. Advanced application sales are typically uneven from quarter to quarter. The increase in advanced applications sales was driven by increase in demand from defense, semiconductor and scientific applications across various product lines.
Cost of sales and gross margin. Cost of sales increased by $158.0 million, or 34.8%, to $612.0 million in 2017 from $453.9 million in 2016. Our gross margin increased to 56.6% in 2017 from 54.9% in 2016. Gross margin increased due to a decrease in the cost of internally manufactured components, increased manufacturing efficiency and product mix which included increased sales of high power, QCW and pulsed lasers with higher average powers. These increases in gross margin were partially offset by lower average selling prices. Expenses related to provisions for excess or obsolete inventory and other valuation adjustments decreased by $5.9 million to $16.9 million, or 1.2% of sales, for the year ended December 31, 2017, as compared to $22.8 million, or 2.3% of sales, for the year ended December 31, 2016.
Sales and marketing expense. Sales and marketing expense increased by $11.4 million, or 29.7%, to $49.8 million in 2017 from $38.4 million in 2016, primarily as a result of an increase in personnel, trade show and exhibitions, travel and depreciation expense. As a percentage of sales, sales and marketing expense decreased to 3.5% in 2017 from 3.8% in 2016. As we continue to expand our worldwide sales organization, we expect sales and marketing expenses to increase in the aggregate.
Research and development expense. Research and development expense increased by $22.3 million, or 28.4%, to $100.9 million in 2017 from $78.6 million in 2016, primarily as a result of an increase in personnel, contractors, consultants, materials, depreciation and other research and development expense. Research and development continues to focus on developing new products, enhancing performance of existing components, improving production processes and developing manufacturing of new components such as crystals and refining production processes to improve manufacturing yields and productivity. New products include lasers that operate at different wavelengths such as UV, visible and mid-IR, lasers with ultrafast pulses, laser based systems for material processing, projection, display and medical as well as accessories such as welding and cutting heads. In addition to new products research and development is focused on enhancing the performance of our existing products by improving their electrical efficiency and increasing their average power. As a percentage of sales, research and development expense decreased to 7.2% in 2017 from 7.8% in 2016. We expect to continue to invest in research and development and that research and development expense will increase in the aggregate.
General and administrative expense. General and administrative expense increased by $14.2 million, or 21.3%, to $80.7 million in 2017 from $66.5 million in 2016, primarily as a result of increased expenses for personnel, stock-based compensation, accounting, subscription fees, recruitment, information technology, travel and depreciation expense. In 2016, general and administrative expense also includes a non-cash impairment charge of $2.9 million related to our corporate aircraft. As a percentage of sales, general and administrative expense decreased to 5.7% in 2017 from 6.6% in 2016. We expect general and administrative expenses to increase as we invest to support the expected growth in net sales.
Effect of exchange rates on sales, gross margin and operating expenses. We estimate that if exchange rates had been the same as one year ago, sales in 2017 would have been $2.0 million higher, gross margin would have been $4.3 million higher and operating expenses in total would have been $3.7 million lower. These estimates assume constant exchange rates between fiscal year 2017 and fiscal year 2016 and are calculated using the average exchange rates for the twelve-month period ended December 31, 2016 for the respective currencies, which were US$1=Euro 0.90, US$1=Japanese Yen 109, US$1=Chinese Yuan 6.65 and US$1=Russian Ruble 67.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $14.5 million in 2017 as compared to a loss of $4.5 million in 2016. The change was primarily attributable to the appreciation of the Euro and Russian Ruble as compared to the U.S. Dollar, which was partially offset by appreciation of the Chinese Yuan as compared to the U.S. Dollar.
Interest income (expense), net. Interest income (expense), net decreased to $0.7 million of income in 2017 compared to $1.3 million of income in 2016.
Other income (expense), net. Other income (expense), net decreased to approximately $0 in 2017 compared to $0.9 million of income in 2016 as a result of the loss incurred upon sale of available-for-sale-securities being partially offset by increases in net rental income from a building in the United States purchased in the second quarter of 2016 that is partially leased to third parties.
Provision for income taxes. Provision for income taxes was $204.3 million in 2017 compared to $105.8 million in 2016, representing an effective tax rate of 37.0% in 2017 and 28.9% in 2016. The increase in the effective tax rate was primarily driven by the amounts recorded upon adoption of the Tax Act including $47.0 million of accrued federal Transition Taxes for undistributed earnings of foreign subsidiaries with an associated $1.1 million state tax liability and a $1.3 million write down of deferred tax assets as a result of the rate reductions in the Tax Act. In addition, the provision for income taxes includes a $4.4 million provision for uncertain tax positions. These increases in the provision for income taxes were partially offset by $14.6 million of excess tax benefits related to exercise of stock options and release of restricted stock units which vested during the period. Effective as of the beginning of 2017, the accounting standard related to excess tax benefits and deficits changed, and these items are now recognized in the provision for income taxes whereas previously they were accounted for within additional paid-in capital. The tax effects of the accounting for share-based compensation will increase or decrease our effective rate based upon the difference between our share-based compensation expense and the benefits taken on our tax return which will depend upon the quantity and intrinsic value of RSUs that vest and options that are exercised in the period. Additionally, we recognize excess tax benefits on a discrete basis and we anticipate that our effective rate will vary from quarter to quarter depending upon the factors described above.
Net income. Net income attributable to IPG Photonics Corporation increased by $86.8 million to $347.6 million in 2017 from $260.8 million in 2016. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 1.2% to 24.7% in 2017 from 25.9% in 2016 due to the factors described above.

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015
Net sales. Net sales increased by $104.9 million, or 11.6%, to $1,006.2 million in 2016 from $901.3 million in 2015. The table below sets forth sales by application (in thousands, except for percentages):

	Year Ended December 31,
	2016		2015		Change
		% of Total		% of Total
Materials Processing	$942,119	93.6%	$849,335	94.2%	$92,784	10.9%
Other Applications	64,054	6.4%	51,930	5.8%	12,124	23.3%
Total	$1,006,173	100.0%	$901,265	100.0%	$104,908	11.6%
The table below sets forth sales by type of product and other revenue (in thousands, except for percentages):

	Year Ended December 31,
	2016		2015		Change
		% of Total		% of Total
High Power CW Lasers	$578,668	57.5%	$499,643	55.4%	$79,025	15.8%
Medium Power CW Lasers	98,855	9.8%	99,452	11.0%	(597)	(0.6)%
Low Power CW Lasers	12,788	1.3%	13,761	1.5%	(973)	(7.1)%
Pulsed Lasers	128,971	12.8%	124,824	13.8%	4,147	3.3%
QCW Lasers	48,612	4.8%	56,506	6.3%	(7,894)	(14.0)%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	138,279	13.7%	107,079	11.9%	31,200	29.1%
Total	$1,006,173	100.0%	$901,265	100.0%	$104,908	11.6%
Sales for materials processing applications increased due to higher sales of high power lasers, pulsed lasers and laser systems.

•
The increase in high power laser sales related to growth in cutting, cladding, laser sintering, heat treatment and annealing applications partially offset by a decline in surface patterning and automotive related welding applications and decreases in average selling prices. High power lasers are continuing to displace CO2 lasers in cutting systems sold by our OEM customers. We are also seeing increased use of high power lasers for deposition applications like cladding and laser sintering which is used in additive manufacturing. Our cutting and additive manufacturing OEM customers are producing systems using lasers with higher output powers in order to improve the speed with which parts are cut and grown.

•
The decrease in medium power sales related to fine cutting applications partially offset by a higher demand for medium power lasers used for fine welding, sintering and ablation applications. In part the increase in sintering applications transitioned to high power lasers because our additive manufacturing OEM customers are increasingly using high power lasers instead of medium power lasers in their systems. While the number of units shipped of medium power lasers increased, this increase was offset by declines in average selling prices.

•	Low power laser sales decreased due to lower sales for medical applications.

•
Pulsed laser sales increased due to higher demand for ablation and cleaning and stripping applications. Marking and engraving applications, which is the largest application for pulsed lasers, was relatively flat. Within the pulsed laser category, increased sales of high power pulsed lasers and green pulsed lasers were partially offset by decreased sales of pulsed lasers with lower average power.

•	QCW laser sales decreased due to lower demand for fine cutting from consumer electronics applications partially offset by increased sales for welding and drilling applications.

•	Materials processing sales also increased as a result of higher sales and service related sales which are included in above.
Sales for other applications increased due to higher sales for telecom applications. The increase in telecom sales was driven by sales from Menara, which we acquired in May 2016, and an increase in amplifier sales used for last mile fiber access to the home applications. Sales of telecom products are included in Other Revenue. These sales increases were partially offset by a decrease in medical application sales.
Cost of sales and gross margin. Cost of sales increased by $44.5 million, or 10.9%, to $453.9 million in 2016 from $409.4 million in 2015. Our gross margin increased to 54.9% in 2016 from 54.6% in 2015. Gross margin increased due to decreases in the cost of internally manufactured components and increased manufacturing efficiency which have offset decreases in average selling prices. Gross margin also benefited from product mix including increased sales of CW high power lasers with output power of more than 6 kilowatts, high power pulsed lasers and higher power QCW lasers. These benefits were partially offset by a decrease in absorption of manufacturing costs, increased provision for inventory reserves, an increase in expenses related to the amortization of intangibles and the step-up to fair value of inventory acquired in the Menara transaction. Expenses related to provisions for excess or obsolete inventory and other valuation adjustments increased by $7.4 million to $22.8 million, or 2.3% of sales, for the year ended December 31, 2016, as compared to $15.4 million, or 1.7% of sales, for the year ended December 31, 2015.
Sales and marketing expense. Sales and marketing expense increased by $6.6 million, or 20.5%, to $38.4 million in 2016 from $31.9 million in 2015, primarily as a result of an increase in personnel, premises and trade show and exhibitions expense. As a percentage of sales, sales and marketing expense increased to 3.8% in 2016 from 3.5% in 2015.
Research and development expense. Research and development expense increased by $15.2 million, or 24.0%, to $78.6 million in 2016 from $63.3 million in 2015, primarily as a result of an increase in personnel, stock-based compensation, materials, depreciation and other research and development expense. Research and development continues to focus on developing new products, enhancing performance of existing components, improving production processes and developing manufacturing of new components such as crystals and refining production processes to improve manufacturing yields and productivity. New products include lasers that operate at different wavelengths such as UV, visible and mid-IR, lasers with ultrafast pulses, laser based systems for material processing, projection, display and medical as well as accessories such as welding and cutting heads. In addition to new products research and development is focused on enhancing the performance of our existing products by improving their electrical efficiency and increasing their average power. As a percentage of sales, research and development expense increased to 7.8% in 2016 from 7.0% in 2015.
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
Liquidity and Capital Resources
Our principal sources of liquidity as of December 31, 2017 consisted of cash and cash equivalents of $909.9 million, short-term investments of $206.3 million, unused credit lines and overdraft facilities of $111.0 million and working capital (excluding cash and cash equivalents and short-term investments) of $439.0 million. This compares to cash and cash equivalents of $623.9 million, short-term investments of $206.8 million, unused credit lines and overdraft facilities of $71.5 million and working capital (excluding cash and cash equivalents and short-term investments) of $312.1 million as of December 31, 2016. The increase in cash and cash equivalents and short-term investments of $285.5 million from $830.7 million to $1,116.2 million relates primarily to cash provided by operating activities in 2017 of $405.4 million, which was partially offset by cash used in investing activities of $170.8 million and cash used in financing activities of $3.4 million.
Short-term investments consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year.
Our long-term debt consists of two long-term notes with a combined total outstanding balance at December 31, 2017 of $49.0 million of which $3.6 million is the current portion. We have an unsecured note with an outstanding balance at December 31, 2017 of $22.0 million of which $1.2 million is the current portion. The interest on this unsecured note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured note matures in May 2023, at which time the outstanding debt balance will be $15.4 million. We have another note that is secured by our corporate aircraft. The outstanding balance on this secured note at December 31, 2017 was $27.0 million of which $2.4 million is the current portion. The interest rate on this secured note is fixed at 2.74% per annum and it matures in July 2022, at which time the outstanding debt balance will be $15.4 million.
We believe that our existing cash and cash equivalents, short-term investments, our cash flows from operations and our existing lines of credit provide us with the financial flexibility to meet our liquidity and capital needs, as well as to complete certain acquisitions of businesses and technologies. We intend to continue to pursue acquisition opportunities based upon market conditions and the strategic importance and valuation of the target company. We may consider issuing debt to finance acquisitions depending on the timing and size of the acquisition among other reasons. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of economic environment on our sales levels, the timing and extent of spending to support development efforts, the expansion of the global sales and marketing activities, government regulation including trade sanctions, the timing and introduction of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products.
The following table details our line-of-credit facilities as of December 31, 2017:

Description	Available Principal	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $50.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2020	Unsecured
Euro Credit Facilities (Germany) (2)	Euro 50.0 million ($59.9 million)	Euribor plus 0.75% or EONIA 1.00%	July 2020	Unsecured, guaranteed by parent company and Germany subsidiary
Euro Overdraft Facilities (3)	Euro 2.0 million ($2.4 million)	1.0%-6.5%	October 2018	Common pool of assets of Italian subsidiary

(1)
This facility is available to certain foreign subsidiaries in their respective local currencies. At December 31, 2017, there were no amounts drawn on this line, however, there were $0.5 million of guarantees issued against the line which reduces total availability.

(2)
This facility is available to certain foreign subsidiaries in their respective local currencies. At December 31, 2017, there were no drawings, however, there were $0.8 million of guarantees issued against the line which reduces total availability.

(3)	At December 31, 2017, there were no drawings.

Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $50.0 million and $59.9 million (or 50 million Euro as described above), respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facilities. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service is defined as required principal and interest payments during the period. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than two times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended December 31, 2017.
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
Operating activities.    Net cash provided by operating activities increased by $107.7 million to $405.4 million in 2017 from $297.7 million in 2016. Our business has experienced a compounded annual growth rate over the past three years of 22% in net sales and of 20% in net income. In 2017, net sales and net income grew by 40% and 33%, respectively. As the business and net income has grown, cash provided by net income after adding back non-cash charges has increased. This increase has been partially offset by continued increases in working capital to support the growth of the business. Our largest working capital items are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The increase in cash flow from operating activities in 2017 primarily resulted from:

•	An increase in cash provided by net income after adding back non-cash charges of $512.0 million in 2017 as compared to $372.5 million in 2016; and

•	An increase in cash due to an increase in income and other taxes payable of $16.7 million in 2017 compared with a decrease of $10.7 million in 2016; partially offset by

•	An increase in cash used by accounts receivable of $63.2 million in 2017 as compared to $11.4 million in 2016 due to higher sales volume and an increase in days sales outstanding; and

•
An increase in cash used by inventory of $71.1 million in 2017 as compared to $53.6 million in 2016 due to an increase in inventory to support the sales growth and an increase in days inventory on hand.

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
We assess our intention and ability to reinvest the earnings of non-U.S. subsidiaries in those operations. The Tax Act estimated charges include $47.0 million related to the one-time Transition tax on undistributed foreign earnings which is payable over eight years. The provisions of the Tax Act allow for tax free repatriation of undistributed foreign earnings. We have recorded a deferred tax liability of $1.1 million for the state tax effect of future repatriation. In addition, we have a $2.2 million deferred tax liability for certain withholding and dividend taxes related to possible distributions from non-U.S. subsidiaries to their non-U.S. parents. With regard to repatriation of undistributed earnings of non-U.S. subsidiaries back to the U.S., we are currently analyzing our global working capital and cash requirements and the potential additional tax liabilities attributable to a repatriation. We have yet to determine whether we will repatriate earnings. Accordingly, we have not recorded any deferred taxes attributable to repatriation to the U.S. of our investments in its foreign subsidiaries.

Investing activities.    Net cash used in investing activities was $170.8 million and $274.4 million in 2017 and 2016, respectively. The cash used in investing activities in 2017 related to $126.5 million for property, plant and equipment including the purchase of a new corporate aircraft and $60.5 million for the acquisition of three businesses during 2017, net of cash acquired. These cash uses were partially offset by $15.9 million of cash generated by the sale of fixed assets, primarily the previous corporate aircraft. The cash used in investing activities in 2016 related to $127.0 million for property, plant and equipment, $100.7 million of net purchases of short-term investments and $47.8 million for the acquisition of two businesses, net of cash acquired.
In 2018, we expect to incur approximately $170 million to $190 million in capital expenditures, excluding acquisitions. Capital expenditures include investments in property, facilities and equipment to add capacity worldwide to support anticipated revenue growth. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities.    Net cash (used in) provided by financing activities was $(3.4) million and $27.4 million in 2017 and 2016, respectively. The cash used in financing activities in 2017 was primarily related to the purchase of treasury stock of $40.0 million and payments on our long-term borrowings of $19.8 million, the majority of which related to repayment of the long-term note secured by our previous corporate aircraft. These cash uses were partially offset by net proceeds from the exercise of stock options and shares issued under our employee stock purchase plan and proceeds of debt issued to fund the new corporate aircraft purchase. The cash provided by financing activities in 2016 was primarily related to the cash provided by the proceeds on long-term borrowings, the exercise of stock options, issuances under our employee stock purchase plan, the related tax benefits of the exercises, partially offset by the purchase of treasury stock and noncontrolling interest as well as payments on our long-term debt.
Contractual Obligations
The following table describes our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due in
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$17,315	$4,734	$5,277	$1,951	$5,353
Purchase obligations	119,960	119,152	404	404	—
Long-term debt obligations (including interest)(1)	50,298	3,654	11,532	35,112	—
Contingent consideration	902	21	881	—	—
Total(2)	$188,475	$127,561	$18,094	$37,467	$5,353

(1)	Interest for long-term debt obligations was calculated including the effect of our fixed rate amounts. The weighted average fixed rate amount was 2.79%

(2)
Excludes obligations related to ASC 740, reserves for uncertain tax positions, because we are unable to provide a reasonable estimate of the timing of future payments relating to the remainder of these obligations. See Note 14 to the Consolidated Financial Statements.

Recent Accounting Pronouncements
See Note 1 in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our consolidated financial statements contained in Part IV of this Annual Report.
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
Exchange rates.    Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Chinese Yuan, the Japanese Yen, and the Russian Ruble. In 2017 we incurred a loss on foreign exchange transactions of $14.5 million as compared to a loss of $4.5 million in 2016. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if we expect a currency movement to be beneficial to us in the short or medium term, we have, on occasions, chosen not to hedge or otherwise off-set the underlying assets or liabilities. However, it is difficult to predict foreign currency movements accurately. At December 31, 2017, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The net U.S. Dollar denominated assets are comprised of cash, third party receivables, inter-company receivables and inter-company notes offset by third party and inter-company U.S. Dollar denominated payables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro applied to the net U.S. Dollar asset balances as of December 31, 2017, would result in a foreign exchange gain of $0.5 million if the U.S. Dollar appreciated and a $0.5 million foreign exchange loss if the U.S. Dollar depreciated.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of December 31, 2017. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
IPG Photonics Corporation
Oxford, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IPG Photonics Corporation and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Annual Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 27, 2018

ITEM 9B.    CONTROLS AND PROCEDURES
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2017.
ITEM 11.    EXECUTIVE COMPENSATION
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2017.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2017, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5, "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Information Regarding Equity Compensation Plans" and is incorporated herein by reference.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2017.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2017.
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
ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2018.

IPG PHOTONICS CORPORATION

By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Valentin P. Gapontsev Valentin P. Gapontsev	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 27, 2018

/s/ Timothy P.V. Mammen Timothy P.V. Mammen	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2018

/s/ Thomas J. Burgomaster Thomas J. Burgomaster	Vice President, Corporate Controller (Principal Accounting Officer)	February 27, 2018

/s/ Michael C. Child Michael C. Child	Director	February 27, 2018

/s/ Henry E. Gauthier Henry E. Gauthier	Director	February 27, 2018

/s/ William S. Hurley William S. Hurley	Director	February 27, 2018

/s/ Catherine P. Lego Catherine P. Lego	Director	February 27, 2018

/s/ Eric Meurice Eric Meurice	Director	February 27, 2018

/s/ John R. Peeler John Peeler	Director	February 27, 2018

/s/ Igor Samartsev Igor Samartsev	Director	February 27, 2018

/s/ Eugene A. Scherbakov Eugene Scherbakov	Director	February 27, 2018

/s/ Thomas J. Seifert Thomas J. Seifert	Director	February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
IPG Photonics Corporation
Oxford, Massachusetts
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IPG Photonics Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/    DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 27, 2018
We have served as the Company's auditor since 1999.

IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$909,900	$623,855
Short-term investments	206,257	206,779
Accounts receivable, net	237,278	155,901
Inventories	307,712	239,010
Prepaid income taxes	44,944	34,128
Prepaid expenses and other current assets	47,919	41,289
Total current assets	1,754,010	1,300,962
DEFERRED INCOME TAXES, NET	26,976	42,442
GOODWILL	55,831	19,828
INTANGIBLE ASSETS, NET	51,223	28,789
PROPERTY, PLANT AND EQUIPMENT, NET	460,206	379,375
OTHER ASSETS	19,009	18,603
TOTAL	$2,367,255	$1,789,999
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,604	$3,188
Accounts payable	35,109	28,048
Accrued expenses and other liabilities	144,417	102,485
Income taxes payable	15,773	24,554
Total current liabilities	198,903	158,275
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	100,652	36,365
LONG-TERM DEBT, NET OF CURRENT PORTION	45,378	37,635
Total liabilities	344,933	232,275
COMMITMENTS AND CONTINGENCIES (NOTE 10)
IPG PHOTONICS CORPORATION EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 54,007,708 and 53,629,439 shares issued and outstanding, respectively, at December 31, 2017; 53,354,579 and 53,251,805 shares issued and outstanding, respectively, at December 31, 2016	5	5
Treasury stock, at cost (378,269 and 102,774 shares held)	(48,933)	(8,946)
Additional paid-in capital	704,727	650,974
Retained earnings	1,443,867	1,094,108
Accumulated other comprehensive loss	(77,344)	(178,583)
Total IPG Photonics Corporation equity	2,022,322	1,557,558
NONCONTROLLING INTERESTS	—	166
Total equity	2,022,322	1,557,724
TOTAL	$2,367,255	$1,789,999
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
NET SALES	$1,408,889	$1,006,173	$901,265
COST OF SALES	611,978	453,933	409,388
GROSS PROFIT	796,911	552,240	491,877
OPERATING EXPENSES:
Sales and marketing	49,801	38,393	31,868
Research and development	100,870	78,552	63,334
General and administrative	80,668	66,486	57,192
Loss (gain) on foreign exchange	14,460	4,496	(2,560)
Total operating expenses	245,799	187,927	149,834
OPERATING INCOME	551,112	364,313	342,043
OTHER INCOME (EXPENSE), Net:
Interest income (expense), net	737	1,304	(301)
Other income (expense), net	22	948	(125)
Total other income (expense)	759	2,252	(426)
INCOME BEFORE PROVISION FOR INCOME TAXES	551,871	366,565	341,617
PROVISION FOR INCOME TAXES	(204,283)	(105,849)	(99,590)
NET INCOME	347,588	260,716	242,027
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(26)	(36)	(127)
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$347,614	$260,752	$242,154
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$6.50	$4.91	$4.60
Diluted	$6.36	$4.85	$4.53
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,495	53,068	52,676
Diluted	54,699	53,797	53,427
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$347,588	$260,716	$242,027
Other comprehensive income (loss), net of tax:
Translation adjustments	100,999	3,163	(69,314)
Unrealized (loss) gain on derivatives	(58)	49	95
Unrealized loss on available-for-sale investments	(240)	(298)	—
Loss on available-for-sale investments, net of tax reclassified to net income	538	—	—
Total other comprehensive income (loss)	101,239	2,914	(69,219)
Comprehensive income	448,827	263,630	172,808
Comprehensive gain (loss) attributable to noncontrolling interest	31	(21)	(442)
Comprehensive income attributable to IPG Photonics Corporation	$448,796	$263,651	$173,250
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	2017		2016		2015
	(In thousands, except share data)
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	53,251,805	$5	52,883,902	$5	52,369,688	$5
Exercise of stock options and conversion of restricted stock units	617,662	—	430,930	—	477,785	—
Common stock issued under employee stock purchase plan	35,467	—	39,747	—	36,429	—
Purchased common stock	(275,495)	—	(102,774)	—	—	—
Balance, end of period	53,629,439	5	53,251,805	5	52,883,902	5
TREASURY STOCK
Balance, beginning of year	(102,774)	(8,946)	—	—	—	—
Purchased treasury stock	(275,495)	(39,987)	(102,774)	(8,946)	—	—
Balance, end of period	(378,269)	(48,933)	(102,774)	(8,946)	—	—
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		650,974		607,649		567,617
Stock-based compensation		23,021		21,734		18,989
Common stock issued under employee stock option plan, net of shares withheld for employee taxes and related tax benefit for 2016 and 2015		25,062		18,889		18,582
Proceeds from issuance of common stock issued under employee stock purchase plan		3,592		2,702		2,461
Effect of adopted accounting standards		2,078		—		—
Balance, end of period		704,727		650,974		607,649
RETAINED EARNINGS
Balance, beginning of year		1,094,108		833,356		591,202
Net income attributable to IPG Photonics Corporation		347,614		260,752		242,154
Effect of adopted accounting standards		2,145		—		—
Balance, end of period		1,443,867		1,094,108		833,356
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(178,583)		(181,482)		(112,263)
Translation adjustments		100,999		3,148		(69,314)
Unrealized (loss) gain on derivatives, net of tax		(58)		49		95
Unrealized loss on available-for-sale investments, net of tax		(240)		(298)		—
Realized loss on available-for-sale investments, net of tax, reclassified to net income		538		—		—
Balance, end of period		(77,344)		(178,583)		(181,482)
TOTAL IPG PHOTONICS CORPORATION EQUITY		2,022,322		1,557,558		1,259,528
NONCONTROLLING INTERESTS
Balance, beginning of year		166		1,137		—
Purchase of NCI		(197)		(950)		—
Attribution to NCI		—		—		1,579
Net loss attributable to NCI		(26)		(36)		(127)
Other comprehensive income (loss) attributable to NCI		57		15		(315)
Balance, end of period		—		166		1,137
TOTAL EQUITY		$2,022,322		$1,557,724		$1,260,665
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$347,588	$260,716	$242,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,568	51,475	42,415
Deferred income taxes	22,881	(12,908)	(7,153)
Stock-based compensation	23,021	21,734	18,989
Unrealized losses (gains) on foreign currency transactions	7,949	2,298	(5,491)
Other	986	2,724	510
Provisions for inventory, warranty and bad debt	44,978	46,469	39,985
Changes in assets and liabilities that (used) provided cash, net of acquisitions:
Accounts receivable	(63,225)	(11,444)	(19,036)
Inventories	(71,080)	(53,626)	(70,565)
Prepaid expenses and other current assets	(911)	(4,069)	1,853
Accounts payable	2,309	(407)	9,806
Accrued expenses and other liabilities	9,612	5,480	613
Income and other taxes payable	16,719	(10,746)	9,529
Net cash provided by operating activities	405,395	297,696	263,482
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(126,535)	(127,042)	(70,119)
Proceeds from sales of property, plant and equipment	15,882	658	164
Proceeds from short-term investments	212,515	198,808	—
Purchases of short-term investments	(211,832)	(299,508)	(106,747)
Acquisitions of businesses, net of cash acquired	(60,483)	(47,792)	(4,958)
Other	(352)	468	93
Net cash used in investing activities	(170,805)	(274,408)	(181,567)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	6,761	7,992	12,887
Payments on line-of-credit facilities	(6,761)	(7,992)	(15,227)
Purchase of noncontrolling interests	(197)	(950)	—
Proceeds on long-term borrowings	28,000	23,750	—
Principal payments on long-term borrowings	(19,842)	(2,594)	(13,333)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	28,654	16,183	14,132
Purchase of treasury stock, at cost	(39,987)	(8,946)	—
Net cash (used in) provided by financing activities	(3,372)	27,443	(1,541)
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	54,827	(9,408)	(19,992)
NET INCREASE IN CASH AND CASH EQUIVALENTS	286,045	41,323	60,382
CASH AND CASH EQUIVALENTS — Beginning of period	623,855	582,532	522,150
CASH AND CASH EQUIVALENTS — End of period	$909,900	$623,855	$582,532
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,583	$942	$873
Cash paid for income taxes	$155,559	$126,964	$91,329
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$4,114	$6,293	$3,181
Property, plant and equipment transferred from inventory	$8,425	$4,529	$2,951
Changes in accounts payable related to property, plant and equipment	$1,594	$973	$350
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
Cash and Cash Equivalents and Short-Term Investments — Cash and cash equivalents consist primarily of highly liquid investments, such as bank deposits, mutual funds and marketable securities with maturities of three months or less at the date of purchase with insignificant interest rate risk. Short-term investments consist primarily of similar highly liquid investments and marketable securities with insignificant interest rate risks.
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
Expenditures for maintenance and repairs are charged to operating expense.
Long-Lived Assets — Long-lived assets, which consist primarily of property, plant and equipment, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When undiscounted expected future cash flows are less than the carrying value, an impairment loss is recorded equal to the amount by which the carrying value exceeds the fair value of assets. In the fourth quarter of 2016, the Company began assessing the possible sale of its corporate aircraft included within Property, Plant and Equipment, net in its Consolidated Balance Sheets. As a result of this assessment and certain market indications of the aircraft's value if sold, the Company prepared an impairment analysis of the carrying value of the aircraft as of December 31, 2016. The impairment analysis was probability weighted considering market data available, future cash flows and whether or not the Company would sell the aircraft. The Company prepared an updated impairment analysis in the first quarter of 2017 based on a letter of intent signed for the sale of the aircraft. Based on these analyses the Company recorded impairment losses of $162 and $2,857, which are included in general and administrative expense in its Consolidated Statements of Income for the years ended December 31, 2017 and 2016,

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

respectively. There were no impairment losses for the year ended December 31, 2015. The corporate aircraft was sold during the second quarter of 2017.
Included in other long-term assets is certain demonstration equipment. The demonstration equipment is amortized over the respective estimated economic lives, generally 3 years. The carrying value of the demonstration equipment totaled $6,277 and $6,017 at December 31, 2017 and 2016, respectively. Amortization expense of demonstration equipment for the years ended December 31, 2017, 2016 and 2015, was $3,769, $2,959 and $2,345, respectively.
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
Intangible Assets — Intangible assets result from the Company's various business acquisitions. Intangible assets are reported at cost, net of accumulated amortization, and are amortized on a straight-line basis either over their estimated useful lives of five to thirteen years or over the period the economic benefits of the intangible asset are consumed.
Revenue Recognition — The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") 605. Revenue from orders with multiple deliverables is divided into separate units of accounting when certain criteria are met. These separate units generally consist of equipment and installation. The consideration for the arrangement is allocated to the separate units of accounting based on their relative selling prices. The selling price of equipment is based on vendor-specific objective evidence, which is the sales price of equipment sold without installation. The selling price of installation is based on third-party evidence, which is the fair value of installation services offered by third parties. Revenue for laser and amplifier sources generally is recognized upon the transfer of ownership, which is typically at the time of shipment. Installation revenue is recognized upon completion of the installation service, which typically occurs within 30 to 90 days of delivery. For laser systems that carry customer specific processing requirements, revenue is recognized at the latter of customer acceptance date or shipment date if the customer acceptance is made prior to shipment. Rights of return generally are not included in sales arrangements. Returns are infrequent and are recorded as a reduction to revenue.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable include $46,123 and $23,975 of bank acceptance drafts at December 31, 2017 and 2016, respectively. Bank acceptance drafts are bank guarantees of payment on specified dates. The weighted average maturity of these bank acceptance drafts is less than 90 days. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.
 Activity related to the allowance for doubtful accounts was as follows:

	2017	2016	2015
Balance at January 1	$2,016	$1,811	$1,890
Provision for bad debts, net of recoveries	51	111	427
Uncollectable accounts written off	(38)	(76)	(114)
Foreign currency translation	169	170	(392)
Balance at December 31	$2,198	$2,016	$1,811
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Activity related to the warranty accrual was as follows:

	2017	2016	2015
Balance at January 1	$33,978	$28,210	$19,272
Provision for warranty accrual	26,995	22,483	22,808
Warranty claims	(16,250)	(16,220)	(12,208)
Foreign currency translation and other	2,794	(495)	(1,662)
Balance at December 31	$47,517	$33,978	$28,210
Accrued warranty reported in the accompanying consolidated financial statements as of December 31, 2017 and December 31, 2016 consists of $25,059 and $15,711 in accrued expenses and other liabilities and $22,458 and $18,267 in other long-term liabilities, respectively.
Stock-Based Compensation — The Company accounts for stock-based compensation in accordance with ASC 718. Under the fair value recognition provision of ASC 718, the Company accounts for stock-based compensation using the fair value of the awards granted. The Company estimates the fair value of stock options granted using the Black-Scholes model, it values restricted stock units using the intrinsic value method, and it uses a Monte Carlo simulation model to estimate the fair value of market-based performance stock units. The Company amortizes the fair value of stock options and awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company accounts for forfeitures as they occur. The description of the Company's stock-based employee compensation plans and the assumptions it uses to calculate the fair value of stock-based employee compensation is more fully described in Note 2.
Advertising Expense — The cost of advertising is expensed as incurred. The Company conducts substantially all of its sales and marketing efforts through trade shows, professional and technical conferences, direct sales and our website. The Company's advertising costs were not material for the periods presented.
Research and Development — Research and development costs are expensed as incurred.
Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted rates in effect when those differences are expected to reverse. Valuation allowances are provided against deferred tax assets that are not deemed to be recoverable. The Company recognizes tax positions that are more likely than not to be sustained upon examination by relevant tax authorities. The tax positions are measured at the greatest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement.
The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. The reserves are based on a determination of whether and how much of a tax benefit taken in its tax filings or positions is more likely than not to be realized following resolution of uncertainties related to the tax benefit, assuming that the matter in question will be raised by the tax authorities.
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
Fair Value of Financial Instruments — The Company's financial instruments consist of cash equivalents, short-term investments, accounts receivable, auction rate securities, accounts payable, drawings on revolving lines of credit, long-term debt, interest rate swaps and contingent purchase consideration.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The carrying amounts of cash equivalents, short-term investments, accounts receivable, accounts payable and drawings on revolving lines of credit are considered reasonable estimates of their fair market value due to the short maturity of most of these instruments or as a result of the competitive market interest rates, which have been negotiated. At December 31, 2017, the Company's long-term notes consisted of a variable rate note and a new fixed rate note, accordingly, the book value of the long-term notes are considered a reasonable estimate of their fair market value.
The following table presents information about the Company's assets and liabilities measured at fair value:

		Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$425,917	$425,917	$—	$—
Short-term investments	206,161	206,161	—	—
Interest rate swap	16	—	16	—
Auction rate securities	1,016	—	—	1,016
Total assets	$633,110	$632,078	$16	$1,016
Liabilities
Long-term notes	$48,982	$—	$48,982	$—
Contingent purchase consideration	902	—	—	902
Total liabilities	$49,884	$—	$48,982	$902

		Fair Value Measurements at December 31, 2016

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$179,699	$179,699	$—	$—
Short-term investments	206,616	206,616	—	—
Interest rate swap	77	—	77	—
Auction rate securities	1,144	—	—	1,144
Total assets	$387,536	$386,315	$77	$1,144
Liabilities
Long-term notes	$41,351	$—	$41,351	$—
Total liabilities	$41,351	$—	$41,351	$—
Short-term investments consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year and are recorded at amortized cost. The fair value of the short-term investments considered available-for-sale as of December 31, 2016 was $41,591. This amount included an unrealized loss of $432. There were no short-term investments considered available-for-sale as of December 31, 2017. The fair value of the short-term investments considered held-to-maturity as of December 31, 2017 and December 31, 2016 was $206,161 and $165,025, respectively, which represents an unrealized loss of $96 and $163, respectively, as compared to the book value recorded on the Consolidated Balance Sheets for the same periods.
The Company entered into an interest rate swap that is designated as a cash flow hedge associated with a new long-term note issued during the second quarter of 2016 that will terminate with the long-term note in May 2023. The fair value at December 31, 2017 for the interest rate swap considered pricing models whose inputs are observable for the securities held by the Company.
Auction rate securities and contingent consideration are measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The fair value of the auction rate securities was determined using prices observed in inactive markets with limited observable data for the securities held by the Company. The auction rate securities are considered available-for-sale securities. They had a cost basis of $1,012 and $1,450 at December 31, 2017 and December 31, 2016, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The fair value of the Company's two outstanding long-term notes was determined using pricing models whose inputs are observable for the securities held by the Company. The fair value of these two debt instruments as of December 31, 2017 and December 31, 2016 was $48,982 and $41,351, respectively, as compared to the book values of $48,982 and $40,823 recorded on the Consolidated Balance Sheets for the same periods.
The fair value of contingent consideration was determined using an income approach at the respective business combination date and at the reporting date. That approach is based on significant inputs that are not observable in the market and include key assumptions such as assessing the probability of meeting certain milestones required to earn the contingent consideration. The business combinations that give rise to contingent consideration are more fully described in Note 12.
The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	2017	2016	2015
Auction Rate Securities
Balance, January 1	$1,144	$1,136	$1,128
Period transactions	(128)	8	8
Balance, December 31	$1,016	$1,144	$1,136
Contingent Purchase Consideration
Balance, January 1	$—	$20	$98
Period transactions	902	(21)	(50)
Change in fair value and currency fluctuations	—	1	(28)
Balance, December 31	$902	$—	$20
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
Total components of accumulated other comprehensive loss were as follows:

	December 31,
	2017	2016
Foreign currency translation adjustments	$(77,578)	$(178,577)
Unrealized gain on auction rate securities	232	232
Unrealized gain on derivatives, net of tax of $14 and $28	2	60
Unrealized loss on available-for-sale investments, net of tax of $134 in 2016	—	(298)
Accumulated other comprehensive loss	$(77,344)	$(178,583)
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
The Company recognizes all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. The Company's only derivative financial instrument is an interest rate swap that is classified as a cash flow hedge of its variable rate debt.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The fair value amounts in the consolidated balance sheets were:

Notional Amounts[1]		Other Assets
December 31,		December 31,
2017	2016	2017	2016
$21,969	$23,156	$16	$77
 (1) Notional amounts represent the gross contract/notional amount of the derivative outstanding.
The derivative gains and losses in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015, related to the Company's current and previous interest rate swap contracts were as follows:

	Year Ended December 31,
	2017	2016	2015
Effective portion recognized in other comprehensive income (loss), pretax:
Interest rate swap	$(61)	$85	$304
Effective portion reclassified from other comprehensive income (loss) to interest expense, pretax:
Interest rate swap	$—	$(8)	$(153)
Ineffective portion recognized in income:
Interest rate swap	$—	$—	$—
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
Earnings Per Share — The Company computes net income per share in accordance with ASC 260, Earnings Per Share.
Recent Accounting Pronouncements —
Adopted Pronouncements —
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 was intended to simplify several areas of accounting for share-based compensation arrangements, including income tax impact and classification on the consolidated statement of cash flows. ASU 2016-09 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and the Company adopted this statement effective January 1, 2017. Under ASU 2016-09, excess tax benefits and deficiencies as a result of stock option exercises and restricted stock unit vesting are being recognized as discrete items within income tax expense or benefit in the consolidated statements of comprehensive income in the reporting period in which they occur.
The adoption of ASU 2016-09 also required the cumulative effect of initially applying the standard to be recorded as an adjustment to the opening balance of retained earnings of the annual reporting period that included the date of initial application. This resulted in a cumulative effect increase of $3,464 to retained earnings and deferred tax assets. Also, as a result of the adoption of ASU 2016-09, the Company made an accounting policy election to record forfeitures as they occur rather than by estimating expected forfeitures. The calculated cumulative effect was a decrease in retained earnings of $1,319 and an increase in deferred tax assets and additional paid-in capital of $759 and $2,078, respectively, as of January 1, 2017.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Revenue Recognition Pronouncement Currently Under Evaluation —
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09" or "ASC 606"), which supersedes the revenue recognition requirements in Accounting Standard Codification 605, Revenue Recognition ("ASC 605"). ASU 2014-09 is based on the principle that revenue should be recognized as goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within such reporting period, with early application permitted. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized as of the date of initial application.
The Company has elected to adopt ASC 606 using the modified retrospective method as of January 1, 2018. This approach will be applied to all contracts not completed as of January 1, 2018. The adoption of ASC 606 is not expected to have a material effect on the Company's consolidated financial statements, though it will require enhanced footnote disclosures related to customer contracts. Upon the adoption of ASC 606, the Company will change from deferring revenue for installation services in an amount equal to the greater of the cash received or the fair value for installation to deferring the standalone selling price for these services. The Company anticipates this change in the allocation of revenue to the individual performance obligations as of January 1, 2018 will result in a decrease to deferred revenue of between $600 and $900 with an offsetting increase to retained earnings, less the impact of income taxes.
The quantitative ranges provided above are estimates of the expected effects of the Company's adoption of ASC 606. These ranges represent management's best estimates of the effects of adopting ASC 606 at the time of the preparation of this Annual Report on Form 10-K. The actual impact of ASC 606 is subject to change from these estimates.
Other Pronouncements Currently Under Evaluation —
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

2. STOCK-BASED COMPENSATION
Stock-based compensation is included in the following financial statement captions:

	Year Ended December 31,
	2017	2016	2015
Cost of sales	$5,863	$6,018	$5,316
Sales and marketing	2,041	1,820	1,998
Research and development	5,001	4,905	4,049
General and administrative	10,116	8,991	7,626
Total stock-based compensation	23,021	21,734	18,989
Tax benefit recognized	(7,367)	(6,971)	(6,141)
Net stock-based compensation	$15,654	$14,763	$12,848
Incentive Plans — In February 2006, the Company's board of directors adopted the 2006 Incentive Compensation Plan (the "2006 Plan"), which provides for the issuance of stock options, restricted stock units, performance stock units, other equity-based awards and cash awards to the Company's directors, employees, consultants and advisors. In June 2006, the Company's board of directors adopted the Non-Employee Directors Stock Plan (the "Directors Plan") for non-employee directors. A total of 10,279,192 shares are reserved under the 2006 Plan. The stockholders approved the 2006 Plan, the Directors Plan and subsequent amendments increasing the authorized shares. At December 31, 2017, 4,089,061 shares of the Company's stock were available for future grant under the 2006 Plan. The Company may grant stock options only at an exercise price equal to or greater than the fair market value of its common stock on the date of grant. Equity awards generally become exercisable over periods of one to four years and generally expire ten years after the date of the grant. The vesting of awards under the the 2006 Plan accelerate following the occurrence of certain change of control events, if the participant's employment is terminated within two years without cause or if the successor entity does not agree to assume existing awards or replace with equivalent value awards. Awards granted to non-employee directors automatically become exercisable upon a change of control. All shares issued under the 2006 Plan and Directors Plan are registered shares, newly issued by the Company.
Compensation cost for all stock-based payment awards is based on the estimated grant-date fair value. The Company allocates and records stock-based compensation expense on a straight-line basis over the requisite service period. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards requires the use of highly subjective assumptions, including the expected life of the stock-based payment awards, stock price volatility and, prior to the adoption of ASU 206-09 effective January 1, 2017, forfeiture rates. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future.
The Company calculates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model or the calculation of compensation were as follows for the years ended December 31.

	2017	2016	2015
Expected term	3.8-5.0 years	4.4-6.1 years	4.4-6.3 years
Volatility	31%-35%	37%-45%	45%-48%
Risk-free rate of return	1.57%-1.97%	1.06%-1.41%	1.38%-1.74%
Dividend yield	0.25%	0.25%	0.25%
Forfeiture rate	—%	2.65%-5.26%	3.47%-5.88%

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

A summary of option activity is presented below (see Note 11 for further information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding — January 1, 2017	2,064,253	$60.65
Granted	293,284	124.57
Exercised	(546,931)	50.50
Forfeited	(13,113)	90.81
Outstanding — December 31, 2017	1,797,493	$73.95	6.02	$251,970
Unvested — December 31, 2017	962,056	$94.96	7.75	$114,648
Exercisable — December 31, 2017	835,437	$49.76	4.03	$137,323
The intrinsic value of the options exercised during the years ended December 31, 2017, 2016 and 2015, was $50,131, $23,315 and $27,207, respectively. The weighted-average grant fair value per share for options granted during the years ended December 31, 2017, 2016 and 2015, was $38.01, $33.08 and $42.78, respectively. The total compensation cost related to non-vested awards not yet recorded at December 31, 2017 was $16,069 which is expected to be recognized over a weighted-average of 2.5 years. The aggregate fair value of awards vested during the year ended December 31, 2017 was $9,182.
The following table summarizes the restricted stock units ("RSU's") activity for the year ended December 31, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding — January 1, 2017	366,770	$79.72
Granted	106,764	127.29
Converted	(90,385)	66.18
Canceled	(4,888)	90.54
Outstanding — December 31, 2017	378,261	$96.23	7.85	$80,997
Unvested — December 31, 2017	378,261	$96.23	7.85	$80,997
The intrinsic value of the RSU's converted during the years ended December 31, 2017, 2016 and 2015, was $11,684, $3,931 and $3,705, respectively. The weighted-average grant fair value per share for RSU's granted during the years ended December 31, 2017, 2016 and 2015, was $127.29, $81.86 and $95.25, respectively. The total compensation cost related to non-vested awards not yet recorded at December 31, 2017 was $19,408 which is expected to be recognized over a weighted-average of 2.6 years. The aggregate fair value of awards vested during the year ended December 31, 2017 was $5,957.
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

	2017	2016	2015
Expected term	3.0 years	3.0 years	3.2 years
Volatility	13%-31%	13%-32%	12%-36%
Risk-free rate of return	1.49%	0.88%	0.98%
Dividend yield	—%	—%	—%
Weighted-average fair value per share	147.25	88.51	128.42

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table summarizes the performance stock units ("PSU's") activity for the year ended December 31, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding — January 1, 2017	54,505	$108.51
Granted	21,444	147.25
Converted	—
Canceled	—
Outstanding — December 31, 2017	75,949	$119.45	8.06	$16,263
Unvested — December 31, 2017	75,949	$119.45	8.06	$16,263
PSU's are included at 100% of target goal; under the terms of the awards, the recipient may earn between 0% and 200% of the awarded units. The total compensation cost related to nonvested awards not yet recorded at December 31, 2017 was $4,543 which is expected to be recognized over a weighted average of 1.9 years.
3. INVENTORIES
Inventories consist of the following:

	December 31,
	2017	2016
Components and raw materials	$145,261	$93,284
Work-in-process	43,646	44,723
Finished goods	118,805	101,003
Total	$307,712	$239,010
The Company recorded inventory provisions totaling $16,946, $22,796 and $15,364 for the years ended December 31, 2017, 2016 and 2015, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
4. PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment consist of the following:

	December 31,
	2017	2016
Land	$26,623	$21,811
Buildings	267,256	214,830
Machinery and equipment	344,905	279,372
Office furniture and fixtures	55,885	31,210
Construction-in-progress	49,256	59,391
Total property, plant and equipment	743,925	606,614
Accumulated depreciation	(283,719)	(227,239)
Total property, plant and equipment — net	$460,206	$379,375
The Company recorded depreciation expense of $54,900, $44,757 and $37,796 for the years ended December 31, 2017, 2016 and 2015, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

5. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	December 31,
	2017	2016
Accrued compensation	$63,203	$43,761
Customer deposits and deferred revenue	47,324	34,571
Current portion of accrued warranty	25,059	15,711
Other	8,831	8,442
Total	$144,417	$102,485
6. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	December 31,
	2017	2016
Term debt:
Long-term notes	$48,982	$40,823
Less: current portion	(3,604)	(3,188)
Total long-term debt	$45,378	$37,635
Term Debt:
Long-Term Notes — At December 31, 2017, the outstanding principal balance on the long-term notes was $48,982 of which $3,604 is the current portion. The Company has an unsecured long-term note of $21,969 of which $1,188 is the current portion. The interest on this unsecured long-term note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15,438. The Company had another note that was secured by the Company's former corporate aircraft. The long-term note secured by the Company's corporate aircraft was repaid in the second quarter of 2017 when the Company sold the aircraft. During the third quarter of 2017, the Company financed its new corporate aircraft with another note that is secured by this corporate aircraft with a outstanding principal balance of $27,013 of which $2,416 is the current portion. The interest on this collateralized long-term note is fixed at 2.74% per annum. The collateralized long-term note matures in July 2022, at which time the outstanding principal balance will be $15,375.
Revolving Line of Credit Facilities:
U.S. Line of Credit — The Company maintains an unsecured revolving line of credit with available principal of up to $50,000, expiring in April 2020. The line of credit bears interest at a variable rate of LIBOR plus 0.80% to 1.20% depending on the Company's financial performance. Part of this credit facility is available to the Company's foreign subsidiaries including those in India, China, Japan and South Korea based on management discretion. At December 31, 2017, there were no outstanding drawings, however there were $520 of guarantees issued against the line which reduced the total availability. At December 31, 2017, the remaining availability under this line was $49,480.
The Company is required to meet certain financial covenants associated with its U.S. line of credit and collateralized long-term note. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires the Company to maintain a trailing twelve month ratio of cash flow to debt service that is greater than 1.5:1. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50,000 up to a maximum of $250,000. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times the Company's trailing twelve months EBITDA.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

 Euro Line of Credit — The Company maintains an unsecured revolving line of credit with a principal amount of Euro 50,000 ($59,893 at December 31, 2017), expiring in July 2020. The line of credit bears interest at various rates based upon the type of loan. This credit facility is available to the Company's foreign subsidiaries including those in Germany, Russia, China and Italy based on management discretion. At December 31, 2017, there were no drawings, however there were $798 of guarantees issued against the line which reduced the total availability. At December 31, 2017, the remaining availability under this line was $59,095.
Euro Overdraft Facilities — The Company maintains a syndicated overdraft facility with available principal of Euro 500 ($599 at December 31, 2017) with no expiration date. This facility bears interest at market rates that vary depending upon the bank within the syndicate that advances the principal outstanding. At December 31, 2017, there were no outstanding drawings and the aggregate remaining availability under this line was $599.
Other European Facilities — The Company maintains two Euro credit lines in Italy with aggregate available principal of Euro 1,500 ($1,797 as of December 31, 2017) which bear interest at market rates and expire in June and September 2018. At December 31, 2017, there were no outstanding drawings and the aggregate remaining availability under these lines was $1,797. These facilities are collateralized by a common pool of the assets of the Company's Italian subsidiary.
7. NONCONTROLLING INTEREST AND EQUITY
Noncontrolling Interest — Noncontrolling interest reported in the accompanying consolidated financial statements related to an approximate 98% ownership interest in RukhTekh LLC ("RuchTech") at December 31, 2016 and during the first half of 2017. The associated net loss attributable to noncontrolling interest in 2017 and 2016 was $26 and $36, respectively.
The Company purchased a 76% ownership interest in RuchTech in 2015 for $5,000. During 2016, the Company paid an additional $950 to increase its ownership interest in RuchTech to approximately 98%. During 2017, the Company paid an additional $197 to increase its ownership interest in RuchTech to 100%.
Authorized Capital — The Company has authorized capital stock consisting of 175,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. There are no shares of preferred stock outstanding as of December 31, 2017.
8. RELATED-PARTY TRANSACTIONS
The CEO leases the annual right to use 25% of the Company's aircraft under a October 2014 lease, which was superseded by a new lease signed in July 2017 in connection with the purchase of a different aircraft. The new lease expires July 2022. The annual lease rate under the 2017 lease was $924 and future rent payments are adjusted annually. The annual lease rate under the 2014 lease was $651. The CEO paid the Company $753 in 2017 and $651 in both 2016 and 2015 under the aircraft leases. In addition, the CEO directly pays an unrelated flight management firm for the operating costs of his private use including pilot fees, fuel and other costs.
In 2017, 2016 and 2015, the Company purchased various equipment, parts and services from a company for which one of the Company's independent directors is an executive officer. The payments made for such equipment, parts and services for 2017, 2016 and 2015, totaled $2,296, $5,392 and $683, respectively. There were no amounts due to this company at December 31, 2017 or at December 31, 2016. In 2017, the Company sold products of $503 to the same company. No sales were made in either 2016 or 2015.
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
In 2015, the Company sold products and services of $497 to OAO "RCE" Laser Processing Center ("Laser Center"), an application development and parts processing company. There were no transactions in 2017 or 2016. The Company's CEO owns approximately 39% of Laser Center, which he acquired from an unrelated third party in 2014.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

In 2016, the Company sold products of $146 to a separate company with whom another of the Company's independent directors was affiliated. No sales were made in either 2017 or 2015.
9. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Year Ended December 31,
	2017	2016	2015
Net income attributable to IPG Photonics Corporation	$347,614	$260,752	$242,154
Net income attributable to common stockholders	347,614	260,752	242,154
Weighted average shares	53,495	53,068	52,676
Dilutive effect of common stock equivalents	1,204	729	751
Diluted weighted average common shares	54,699	53,797	53,427
Basic net income attributable to IPG Photonics Corporation per share	$6.50	$4.91	$4.60
Basic net income attributable to common stockholders	$6.50	$4.91	$4.60
Diluted net income attributable to IPG Photonics Corporation per share	$6.36	$4.85	$4.53
Diluted net income attributable to common stockholders	$6.36	$4.85	$4.53
For the years ended December 31, 2017, 2016 and 2015, respectively, the computation of diluted weighted average common shares excludes common stock equivalents of 16,104 shares, 60,797 shares and 29,127 shares which includes RSU's of 10,724, 12,711 and 18,171 and PSU's of 0, 809 and 3,369, because the effect would be anti-dilutive.
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
For the years ended December 31, 2017 and 2016, respectively, the Company repurchased 275,495 shares and 102,774 shares of its common stock with an average price of $145.15 and $87.01 per share in the open market. The impact on the reduction of weighted average shares for years ended December 31, 2017 and 2016 was 160,439 shares and 20,935 shares, respectively.
10. COMMITMENTS AND CONTINGENCIES
Operating Leases — The Company leases certain facilities under cancelable and noncancelable operating lease agreements which expire through April 2041. In addition, it leases capital equipment and automobiles under operating leases. Rent expense for the years ended December 31, 2017, 2016 and 2015, totaled $8,095, $7,091 and $7,365, respectively.
Commitments under the noncancelable lease agreements as of December 31, 2017 are as follows:

Years Ending December 31	Facilities	Equipment and Automobiles	Total
2018	$3,395	$1,339	$4,734
2019	2,369	813	3,182
2020	1,563	532	2,095
2021	907	345	1,252
2022	621	78	699
Thereafter	5,312	41	5,353
Total	$14,167	$3,148	$17,315

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
Contractual Obligations — The Company has entered into various purchase obligations that include agreements for construction of buildings, raw materials and equipment. Obligations under these agreements were $119,960 and $33,072 as of December 31, 2017 and 2016, respectively.
Legal proceedings — From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of December 31, 2017 and through the date of the Company's subsequent review period of February 27, 2018, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.
11. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) retirement savings plan offered to all of its U.S. employees. The Company makes matching contributions equal to 50% of the employee's contributions, subject to a maximum of 6% of eligible compensation. Compensation expense related to its contribution to the plan for the years ended December 31, 2017, 2016 and 2015, approximated $3,363, $2,509 and $2,021, respectively.
The Company has an employee stock purchase plan offered to its U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or the last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee's compensation and are subject to other limitations. Compensation expense related to the employee stock purchase plan was $967, $846 and $680 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there were 30,328 shares available for issuance under the employee stock purchase plan.
12. BUSINESS COMBINATIONS
The fair values of net tangible assets and intangible assets acquired were based upon the Company's estimates and assumptions at the acquisition dates. The following table summarizes the allocation of the assets acquired and liabilities assumed at the acquisition dates for the year ended December 31, 2017:

	LDD	ILT	OptiGrate	Total
Cash and cash equivalents	$1,002	$969	$3,714	$5,685
Assets acquired excluding cash and cash equivalents and deferred tax assets	1,346	14,353	1,351	17,050
Liabilities assumed excluding deferred tax liabilities	(708)	(11,669)	(687)	(13,064)
Deferred tax liabilities, net	—	(4,952)	(2,068)	(7,020)
Intangible assets	3,614	19,140	5,660	28,414
Total identifiable net assets	5,254	17,841	7,970	31,065
Goodwill	4,690	22,415	8,900	36,005
Total purchase price	$9,944	$40,256	$16,870	$67,070
During the fourth quarter of 2017, the Company acquired 100% of the shares of Laser Depth Dynamics Inc. (“LDD”). LDD, located in Kingston, Ontario, Canada, provides in-process quality monitoring and control solutions for laser-based welding applications. The purchase price of $9,944, includes contingent consideration of $902 to acquire LDD, representing the fair value on that date. In addition, $948 was held back in escrow for potential post-closing adjustments related to working capital and indemnities provided by the sellers. As a result of the acquisition, the Company recorded intangible assets of $1,006 related to customer relationships with a weighted-average estimated useful life of 6 years and $2,608 related to technology, trademark and tradename with a weighted-average estimated useful life of 6 years. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which amounted to $4,690. The goodwill arising from this acquisition will be deductible for tax purposes.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The purchase price allocations included in the Company's financial statements are not complete. They represent the preliminary fair value estimates as of December 31, 2017 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to intangibles or income, as applicable.
During the third quarter of 2017, the Company acquired 100% of the membership units of Innovative Laser Technologies, LLC ("ILT") located in Minneapolis, Minnesota. ILT produces high precision laser-based systems for the medical device industry and other end user markets. The Company paid $40,256 to acquire ILT, which represents the fair value on that date. As a result of the acquisition, the Company recorded intangible assets of $11,660 related to customer relationships with an estimated useful life of 13 years and $7,480 related to technology, trademark and tradename with a weighted-average estimated useful life of 8 years. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which amounted to $22,415. The majority of goodwill arising from this acquisition will not be deductible for tax purposes.
During the second quarter of 2017, the Company acquired 100% of the shares of OptiGrate Corporation ("OptiGrate") located in Oviedo, Florida. OptiGrate is a developer and manufacturer of volume Bragg gratings used in the production of lasers and laser diodes. The Company paid $16,870 to acquire OptiGrate, which represents the fair value on that date. Of the purchase price, $1,849 was held back in escrow for potential post-closing adjustments related to working capital and indemnities provided by the sellers. As a result of the acquisition, the Company recorded intangible assets of $1,010 related to customer relationships with an estimated useful life of 4 years and $4,650 related to technology, trademark and tradename with a weighted-average estimated useful life of 9 years. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which amounted to $8,900. The goodwill arising from this acquisition will not be deductible for tax purposes.
The following table summarizes the allocation of the assets acquired and liabilities assumed at the acquisition dates for the year ended December 31, 2016:

	BSI	Menara	Total
Cash and cash equivalents	$—	$520	$520
Assets acquired excluding cash and cash equivalents and deferred tax assets	219	9,585	9,804
Liabilities assumed excluding deferred tax liabilities	(133)	(1,876)	(2,009)
Deferred tax liabilities, net	—	(123)	(123)
Intangible assets	1,395	19,400	20,795
Total identifiable net assets	1,481	27,506	28,987
Goodwill	—	19,325	19,325
Total purchase price	$1,481	$46,831	$48,312
During the fourth quarter of 2016, the Company acquired BioPhotonic Solutions, Inc. ("BSI") located in East Lansing, Michigan. BSI develops and sells pulse shaping software technology for use in ultrafast lasers. The total purchase price was $1,481, which represents the fair value of BSI on that date. As a result of the acquisition, the Company recorded intangible assets of $1,395 related to patents with an estimated useful life of 7 years.
During the second quarter of 2016, the Company acquired Menara Networks, Inc. ("Menara") located in Dallas, Texas. Menara develops and sells pluggable transceivers used in telecom and data-com networks.The Company paid $46,831 which represents the fair value of Menara on that date. As a result of the acquisition, the Company recorded intangible assets of $9,900 related to technology and tradename with a weighted-average estimated useful life of 7 years and $9,500 related to customer relationships with an estimated useful life of 10 years. Additionally, the Company recorded $19,325 of goodwill related to anticipated expansion of the Company's product offerings within the telecom market. The goodwill arising from this acquisition will not be deductible for tax purposes.
Results of operations for the businesses acquired above have been included in the Company's consolidated financial statements after the date of such acquisitions. Also, proforma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisitions were not material to the Company's prior period consolidated financial results.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

13. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Balance at January 1	$19,828	$505
Foreign exchange adjustment	(2)	(2)
Total goodwill arising from business combinations	36,005	19,325
Balance at December 31	$55,831	$19,828
Intangible assets, subject to amortization, consisted of the following:

	December 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$8,036	$(5,486)	$2,550	8 Years	$8,114	$(4,926)	$3,188	7 Years
Customer relationships	26,768	(5,584)	21,184	11 Years	12,727	(3,621)	9,106	9 Years
Production know-how	6,820	(5,035)	1,785	8 Years	6,618	(4,093)	2,525	8 Years
Technology, trademark and tradename	32,564	(6,860)	25,704	8 Years	17,910	(3,940)	13,970	8 Years
	$74,188	$(22,965)	$51,223		$45,369	$(16,580)	$28,789
Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $5,899, $3,759 and $2,274, respectively.
The estimated future amortization expense for intangibles as of December 31, 2017 is as follows:

2018	2019	2020	2021	2022	Thereafter	Total
$7,366	$7,318	$6,687	$6,513	$5,657	$17,682	$51,223
Impairment — In accordance with ASC 350-Intangibles-Goodwill and Other, the Company assesses the impairment of its long-lived assets including its definite-lived intangible assets and goodwill whenever changes in events or circumstances indicate that the carrying value of such assets may not be recoverable and at least annually for goodwill. During each annual reporting period, the Company assesses for factors that may be present which would cause an impairment review.
As a result of the procedures performed of assessing both qualitative and quantitative factors provide that the goodwill amounts stated as of December 31, 2017, are not impaired.
14. INCOME TAXES
Income before the impact of income taxes for the years ended December 31 consisted of the following:

	2017	2016	2015
U.S.	$190,480	$103,798	$94,242
Foreign	361,391	262,767	247,375
Total	$551,871	$366,565	$341,617

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The Company's provision for income taxes for the years ended December 31 consisted of the following:

	2017	2016	2015
Current:
Federal	$(85,761)	$(41,407)	$(30,334)
State	(2,387)	(4,750)	(6,616)
Foreign	(93,254)	(72,600)	(69,793)
Total current	$(181,402)	$(118,757)	$(106,743)
Deferred:
Federal	$(12,459)	$8,709	$6,303
State	(649)	383	312
Foreign	(9,773)	3,816	538
Total deferred	$(22,881)	$12,908	$7,153
Provision for income taxes	$(204,283)	$(105,849)	$(99,590)
A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision for the years ended December 31, is as follows:

	2017	2016	2015
Tax at statutory rate	$(193,155)	$(128,298)	$(119,566)
Non-U.S. rate differential — net	25,795	16,718	15,931
State income taxes — net	(3,413)	(2,640)	(2,094)
Equity Based Stock - Tax Benefit	14,015	—	—
Effect of 2017 U.S. Tax Cuts and Jobs Act	(48,126)	—	—
Effect of changes in enacted tax rates on deferred tax assets and liabilities	(1,281)	(111)	(153)
Nondeductible stock compensation expense	(319)	(296)	(338)
Other nondeductible expenses	(2,350)	(2,307)	(1,039)
Federal and state tax credits	9,210	9,840	8,837
Change in reserves, including interest and penalties	(4,350)	1,105	(1,522)
Change in valuation allowance	51	26	(620)
Other — net	(360)	114	974
	$(204,283)	$(105,849)	$(99,590)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows:

	2017	2016	2015
Property, plant and equipment	$(20,191)	$(14,122)	$(8,031)
Inventory provisions	13,437	19,710	14,566
Allowances and accrued liabilities	3,588	5,434	2,590
Other tax credits	10,294	5,027	3,763
Deferred compensation	(5,223)	9,215	5,891
Net operating loss carryforwards	3,993	7,885	923
Valuation allowance	(284)	(662)	(678)
Net deferred tax assets	$5,614	$32,487	$19,024
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%, (2) requiring a one-time transition tax on certain undistributed earnings of foreign subsidiaries that is payable over eight years, (3) generally eliminating U.S. federal

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

income taxes on dividends from foreign subsidiaries, and (4) bonus depreciation that will allow for full expensing of qualified property.
The Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulleting ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
The Company's accounting for the Deemed Repatriation Transition Tax ("Transition Tax") element of the Tax Act is incomplete. However, the Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments. The Transition Tax is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of certain of the Company's foreign subsidiaries. To calculate the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. In connection with the Company's initial analysis of the impact of the Tax Act, it has recorded a discrete net tax expense of $49,407. This net expense consists of $47,000 in federal Transition Tax, $1,126 of associated state tax expense both of which are provisional amounts, and a $1,281 reduction in the valuation of net deferred tax assets related to the decrease in the U.S. federal tax rate. The $47,000 in federal Transition Tax is payable over 8 years, accordingly, $44,366 of this amount is included within other long-term liabilities and the remainder is included in income taxes payable on the Consolidated Balance Sheets in the period ending December 31, 2017.
The Company previously considered the earnings in its non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. The Company is currently analyzing its global working capital and cash requirements and the potential tax liabilities attributable to a repatriation. The Company has yet to determine whether it plans to change its prior assertion and repatriate earnings. Accordingly, the Company has not recorded any deferred taxes attributable to its investments in its foreign subsidiaries except for a $2,225 deferred tax liability for certain withholding and dividend taxes related to possible distributions from non-U.S. subsidiaries to their non-U.S. parents. The Company will record the tax effects of any change in its prior assertion in the period that it completes its analysis and is able to make a reasonable estimate, and disclose any unrecognized deferred tax liability for temporary differences related to its foreign investments, if practicable. While the Transition Tax resulted in the reduction of the excess of the amount for financial reporting over the tax basis in the Company's foreign subsidiaries to approximately $0 and subjected approximately $1,266,000 of undistributed foreign earnings to tax, an actual repatriation from its non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. At December 31, 2016, the cumulative undistributed earnings in non-U.S. subsidiaries were approximately $936,000.
As of December 31, 2017, 2016 and 2015, the Company has state tax credit carry-forwards of $10,294, $5,027 and $3,740, respectively. The state tax credit carry-forwards begin expiring in 2020. In addition, at December 31, 2017, the Company has net operating loss carry-forwards available for future periods of $2,896 related to its UK subsidiary. The UK net operating loss can be carried-forward indefinitely.
The Company's acquisition of Menara in 2016 included net operating loss carry-forwards of $22,242. As of December 31, 2017, the Company has $16,202 of these net operating loss carry-forwards remaining. No valuation allowance has been provided for these carry-forwards as the Company expects to be able to fully utilize them to offset future income.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2017	2016	2015
Balance at January 1	$6,403	$7,579	$6,494
Change in prior period positions	(2,240)	(1,876)	33
Additions for tax positions in current period	6,207	700	1,052
Balance at December 31	$10,370	$6,403	$7,579

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company's effective tax rate, if recognized.
Estimated penalties and interest related to the underpayment of income taxes are ($155), $(163) and $437 for the years ended December 31, 2017, 2016 and 2015, respectively, and are included within the provision for income taxes. Total accrued penalties and interest related to the underpayment of income taxes are $789 and $944 at December 31, 2017 and 2016, respectively.
The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. If realized, all of the Company's uncertain tax positions would affect its effective tax rate. Certain of the Company's uncertain tax positions are expected to settle within one year. Open tax years by major jurisdictions are:

• United States	2016 — 2017
• Germany	2013 — 2017
• Russia	2015 — 2017
15. GEOGRAPHIC AND PRODUCT INFORMATION
The Company markets and sells its products throughout the world through both direct sales and distribution channels. The geographic sources of the Company's net sales based on billing addresses of its customers are as follows:

	Year Ended December 31,
	2017	2016	2015
United States and other North America	$165,363	$141,184	$131,525
Europe:
Germany	114,608	90,893	93,802
Other including Eastern Europe/CIS	290,067	224,836	189,123
Asia and Australia:
China	621,283	358,476	311,946
Japan	80,612	88,592	76,033
Other	131,511	100,052	95,494
Rest of World	5,445	2,140	3,342
Total	$1,408,889	$1,006,173	$901,265
Sales are derived from products for different applications: fiber lasers, diode lasers and diodes for materials processing, fiber lasers and amplifiers for advanced applications, fiber amplifiers for communications applications, and fiber lasers for medical applications. Net sales for these product lines are as follows:

	Year Ended December 31,
	2017	2016	2015
Materials Processing	$1,332,607	$942,119	$849,335
Other Applications	76,282	64,054	51,930
Total	$1,408,889	$1,006,173	$901,265
One customer comprised 13%, 9% and 13% of net sales during the years ended December 31, 2017, 2016 and 2015, respectively. The Company has historically depended on a few customers for a significant percentage of its annual net sales. The composition of this group can change from year to year. Net sales derived from the Company's five largest customers as a percentage of its annual net sales were 28%, 22% and 25% in 2017, 2016 and 2015, respectively.
The geographic locations of the Company's long-lived assets, net, based on physical location of the assets, as of December 31, 2017, 2016 and 2015, are as follows:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	December 31,
	2017	2016	2015
United States	$273,947	$230,116	$170,981
Russia	87,612	76,966	55,150
Germany	83,826	61,792	53,678
China	8,191	8,096	6,237
Other	20,278	14,116	12,045
	$473,854	$391,086	$298,091
Long lived assets include property, plant and equipment, related deposits on such assets and demonstration equipment.
16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$285,846	$369,373	$392,615	$361,055
Gross profit	157,267	206,296	224,555	208,793
Net income attributable to IPG Photonics Corporation	74,945	104,116	115,597	52,956
Basic earnings per share	1.40	1.95	2.16	0.99
Diluted earnings per share	1.38	1.91	2.11	0.96

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$207,248	$252,787	$266,017	$280,121
Gross profit	114,410	137,703	144,791	155,336
Net income attributable to IPG Photonics Corporation	49,326	67,058	69,235	75,133
Basic earnings per share	0.93	1.26	1.30	1.42
Diluted earnings per share	0.92	1.25	1.29	1.39

Net income attributable to IPG Photonics Corporation as well as Basic and Diluted earnings per share in the fourth quarter of the year ended December 31, 2017 were impacted by the legislation that enacted the Tax Act. Refer to Footnote 14 for further explanation.

EXHIBIT

Exhibit Number	Description
3.1
Form of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-136521 filed with the Securities and Exchange Commission (the "Commission") on August 11, 2006)

3.3	Form of Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's current Report on Form 8-K filed with the Commission on August 22, 2014)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-136521 filed with the Commission on November 14, 2006)

10.1	2006 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.2
IPG Photonics Corporation Non-Employee Director Compensation Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.3	Senior Executive Annual Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.4	2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed with the Commission on May 13, 2008)

10.5	Amendment to 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 15, 2009)

10.6
Employment Agreement dated October 7, 2013 between the Registrant and Dr. Valentin P. Gapontsev, (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 15, 2013)

10.7
Service Agreement dated October 7, 2013 between IPG Laser GmbH and Dr. Eugene Scherbakov, (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 15, 2013)

10.8
Form of Employment Agreement dated October 7, 2013 between the Registrant and each of Timothy P.V. Mammen, Angelo P. Lopresti and Alexander Ovtchinnikov, (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 15, 2013)

10.9
Form of Letter amending Employment Agreements and Confidentiality, Non-Competition and Confirmatory Assignment Agreements between the Registrant and each of the named executive officers and certain other executive officers (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.10
Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.11
Amended and Restated Loan Agreement between the Registrant and Bank of America, N.A., dated as of April 30, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2015)

10.12
Revolving Credit Note by the Registrant dated as of April 30, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2015)

10.13
First Amendment to the Amended and Restated Loan Agreement, between the Registrant and Bank of America, N.A. dated as of May 19, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2016)

10.14
Term Note, between the Registrant and Bank of America, N.A., dated May 19, 2016 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2016)

Exhibit Number	Description
10.15
Third Amendment to Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG, dated November 1, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2016)

10.16
Annex I (Third Amendment) to Guarantee of IPG Laser GmbH to Deutsche Bank AG dated November 1, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2016)

10.17
Fourth Amendment to Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG, dated December 16, 2016 (incorporated by reference to Exhibit 10.43 on the Registrant's Annual Report on Form 10-K filed with the Commission on February 27, 2017)

10.18
Annex I (Fourth Amendment) to Guarantee of IPG Laser GmbH to Deutsche Bank AG dated December 16, 2016 (incorporated by reference to Exhibit 10.44 on the Registrant's Annual Report on Form 10-K filed with the Commission on February 27, 2017)

10.19
Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG, dated July 27, 2017 (incorporated by reference to Exhibit 10.1 on Current Report on Form 8-K filed with the Commission on August 1, 2017)

10.20
Annex I to Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG, dated July 27, 2017 (incorporated by reference to Exhibit 10.2 on Current Report on Form 8-K filed with the Commission on August 1, 2017)

10.21	Guarantee of the Registrant to Deutsche Bank dated July 27, 2017 (incorporated by reference to Exhibit 10.3 on Current Report on Form 8-K filed with the Commission on August 1, 2017)

10.22
Loan and Aircraft Security Agreement between TVPX Aircraft Solutions, as Trustee under the Trust Pledge Agreement between Registrant and Trustee dated July 27, 2017, and Banc of America Leasing & Capital, LLC dated July 27, 2017

10.23
Promissory Note between TVPX Aircraft Solutions dated July 27, 2017, as Trustee under the Trust Pledge Agreement between Registrant and Trustee dated July 27, 2017, and Banc of America Leasing & Capital, LLC dated July 27, 2017

10.24	Guaranty of the Registrant to Banc of America Lease & Capital, LLC, dated July 27, 2017

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase