Form 10-Q
period 2018-03-31
IPG PHOTONICS CORP
filed 2018-05-04
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 2, 2018, there were 54,223,150 and 53,694,483 shares of the registrant's common stock issued and outstanding, respectively.

PART I-FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$969,123	$909,900
Short-term investments	206,786	206,257
Accounts receivable, net	235,477	237,278
Inventories	356,375	307,712
Prepaid income taxes	42,430	44,944
Prepaid expenses and other current assets	54,695	47,919
Total current assets	1,864,886	1,754,010
DEFERRED INCOME TAXES, NET	24,940	26,976
GOODWILL	55,705	55,831
INTANGIBLE ASSETS, NET	49,284	51,223
PROPERTY, PLANT AND EQUIPMENT, NET	483,907	460,206
OTHER ASSETS	19,285	19,009
TOTAL	$2,498,007	$2,367,255
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,621	$3,604
Accounts payable	33,369	35,109
Accrued expenses and other liabilities	135,750	144,417
Income taxes payable	22,820	15,773
Total current liabilities	195,560	198,903
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	112,612	100,652
LONG-TERM DEBT, NET OF CURRENT PORTION	44,466	45,378
Total liabilities	352,638	344,933
COMMITMENTS AND CONTINGENCIES (NOTE 12)
IPG PHOTONICS CORPORATION EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 54,204,016 and 53,742,849 shares issued and outstanding, respectively, at March 31, 2018; 54,007,708 and 53,629,439 shares issued and outstanding, respectively, at December 31, 2017	5	5
Treasury stock, at cost (461,167 and 378,269 shares held)	(69,004)	(48,933)
Additional paid-in capital	714,255	704,727
Retained earnings	1,550,807	1,443,867
Accumulated other comprehensive loss	(50,694)	(77,344)
Total IPG Photonics Corporation equity	2,145,369	2,022,322
TOTAL	$2,498,007	$2,367,255
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
NET SALES	$359,864	$285,846
COST OF SALES	156,502	128,579
GROSS PROFIT	203,362	157,267
OPERATING EXPENSES:
Sales and marketing	13,516	10,827
Research and development	28,546	22,780
General and administrative	25,495	17,726
(Gain) loss on foreign exchange	(5,295)	4,453
Total operating expenses	62,262	55,786
OPERATING INCOME	141,100	101,481
OTHER INCOME (EXPENSE), Net:
Interest income, net	311	308
Other income (expense), net	443	(529)
Total other income (expense)	754	(221)
INCOME BEFORE PROVISION FOR INCOME TAXES	141,854	101,260
PROVISION FOR INCOME TAXES	(35,520)	(26,328)
NET INCOME	106,334	74,932
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(13)
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$106,334	$74,945
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$1.98	$1.40
Diluted	$1.93	$1.38
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,694	53,368
Diluted	55,182	54,370
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income	$106,334	$74,932
Other comprehensive income, net of tax:
Translation adjustments	26,638	26,699
Unrealized gain (loss) on derivatives	2	(16)
Effect of adopted accounting standards	10	—
Loss on available-for-sale investments, net of tax reclassified to net income	—	298
Total other comprehensive loss	26,650	26,981
Comprehensive income	132,984	101,913
Comprehensive loss attributable to noncontrolling interest	—	11
Comprehensive income attributable to IPG Photonics Corporation	$132,984	$101,902
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,334	$74,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,223	14,504
Deferred income taxes	7,401	4,208
Stock-based compensation	6,415	5,351
Unrealized (gains) losses on foreign currency transactions	(1,991)	3,462
Other	4	842
Provisions for inventory, warranty & bad debt	9,318	9,002
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	7,942	(22,801)
Inventories	(49,744)	(22,408)
Prepaid expenses and other current assets	(2,138)	(3,972)
Accounts payable	1,134	(1,560)
Accrued expenses and other liabilities	(9,509)	(659)
Income and other taxes payable	5,264	(10,081)
Net cash provided by operating activities	99,653	50,820
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property, plant and equipment	(39,113)	(21,875)
Proceeds from sales of property, plant and equipment	210	99
Purchases of short-term investments	(70,777)	(28,173)
Proceeds from sales of short-term investments	70,161	70,370
Other	76	(47)
Net cash (used in) provided by investing activities	(39,443)	20,374
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	255	1,934
Payments on line-of-credit facilities	(255)	(1,934)
Principal payments on long-term borrowings	(895)	(797)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	3,113	9,600
Purchase of treasury stock, at cost	(20,071)	(12,539)
Net cash used in financing activities	(17,853)	(3,736)
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	16,866	6,465
NET INCREASE IN CASH AND CASH EQUIVALENTS	59,223	73,923
CASH AND CASH EQUIVALENTS — Beginning of period	909,900	623,855
CASH AND CASH EQUIVALENTS — End of period	$969,123	$697,778
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$799	$447
Cash paid for income taxes	$19,546	$31,371
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$446	$802
Inventory transferred to machinery and equipment	$1,618	$1,051
Changes in accounts payable related to property, plant and equipment	$(3,296)	$(1,310)
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	2018		2017
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	53,629,439	$5	53,251,805	$5
Exercise of stock options and conversion of restricted stock units	196,308	—	281,840	—
Purchased common stock	(82,898)	—	(107,700)	—
Balance, end of period	53,742,849	5	53,425,945	5
TREASURY STOCK
Balance, beginning of year	(378,269)	(48,933)	(102,774)	(8,946)
Purchased treasury stock	(82,898)	(20,071)	(107,700)	(12,539)
Balance, end of period	(461,167)	(69,004)	(210,474)	(21,485)
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		704,727		650,974
Stock-based compensation		6,415		5,351
Common stock issued under employee stock option plan, net of shares withheld for employee taxes		3,113		9,600
Effect of adopted accounting standards		—		2,078
Balance, end of period		714,255		668,003
RETAINED EARNINGS
Balance, beginning of year		1,443,867		1,094,108
Net income attributable to IPG Photonics Corporation		106,334		74,945
Effect of adopted accounting standards		606		2,145
Balance, end of period		1,550,807		1,171,198
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(77,344)		(178,583)
Translation adjustments		26,638		26,675
Unrealized gain (loss) on derivatives, net of tax		2		(16)
Unrealized loss on available-for-sale investments, net of tax		—		(240)
Realized loss on available-for-sale investments, net of tax, reclassified to net income		—		538
Effect of adopted accounting standards		10		—
Balance, end of period		(50,694)		(151,626)
TOTAL IPG PHOTONICS CORPORATION EQUITY		$2,145,369		$1,666,095
NONCONTROLLING INTERESTS ("NCI")
Balance, beginning of year		—		166
Net loss attributable to NCI		—		(13)
Other comprehensive income attributable to NCI		—		24
Balance, end of period		—		177
TOTAL EQUITY		$2,145,369		$1,666,272
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared by IPG Photonics Corporation, or "IPG", "its" or the "Company". Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
In accordance with Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers," ("ASC 606" or the "new revenue standard"), the following significant accounting policies have been adopted as of January 1, 2018.
Revenue Recognition — Revenue is recognized when transfer of control to the customer occurs in an amount reflecting the consideration that the Company expects to be entitled. In order to achieve this core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. As part of its consideration of the contract, the Company evaluates certain factors including the customer's ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct as the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. As the Company's standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company's performance obligation is satisfied), which typically occurs at shipment.
The Company often receives orders with multiple delivery dates that may extend across several reporting periods. The Company allocates the transaction price of the contract to each delivery based on the product standalone selling price. The Company invoices for each scheduled delivery upon shipment and recognizes revenues for such delivery at that point, assuming transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14 revenues allocated to future shipments of partially completed contracts are not disclosed.
Rights of return generally are not included in customer contracts. Accordingly, upon application of steps one through five above, product revenue is recognized upon shipment and transfer of control. Returns are infrequent and are recorded as a reduction of revenue.
In certain subsidiaries the Company provides sales commissions to sales representatives based on sales volume. The Company has determined that the incentive portions of its sales commissions qualify as contract costs. The Company has elected the practical expedient in ASC 340-40-25-4 to expense sales commissions when incurred as the amortization period of the asset that would otherwise have been recognized is one year or less.
Revenue Recognition at a Point in Time — Revenues recognized at a point in time consist primarily of product, installation, and service sales. The Company sells products to original equipment manufacturers ("OEMs"), that supply materials processing laser systems, communications systems, medical laser systems and other laser systems for advanced applications to end users. The Company also sells products to end users that use IPG products directly to build their own systems, which incorporate IPG products or use IPG products as an energy or light source. The Company recognizes revenue

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

for laser and spare part sales following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Installation revenue is recognized upon completion of the installation service, which typically occurs within 90 days of delivery. For laser systems that carry customer specific processing requirements, revenue is recognized at the latter of customer acceptance date or shipment date if the customer acceptance is made prior to shipment. When sales contracts contain multiple performance obligations, such as the shipment or delivery of products and installation, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognizes the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations.
Revenue Recognition over Time — The Company offers extended warranty agreements, which extend the standard warranty periods. Warranties are limited and provide that the product meets specifications and is free from defects in materials and workmanship. Extended warranties are sold separately from products and represent a distinct performance obligation. Revenue related to the performance obligation for extended warranties is recognized over time as the customer simultaneously receives and consumes the benefits provided by the Company. The customer receives the assurance that the product will operate in accordance with agreed-upon specifications evenly during the extended warranty period regardless of whether they make a claim during that period, and therefore, revenue at time of sale is deferred and recognized over the time period of the extended warranty period.
Customer Deposits and Deferred Revenue — When the Company receives consideration from a customer or such consideration is unconditionally due prior to transferring goods or services under the terms of a sales contract, the Company records customer deposits or deferred revenue, which represent contract liabilities. The Company recognizes deferred revenue as net sales after control of the goods or services has been transferred to the customer and all revenue recognition criteria are met.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Pronouncements —
On January 1, 2018, the Company adopted ASC 606 and all related amendments using the modified retrospective method for contracts that were not completed as of the date of initial application. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be immaterial to net income on an ongoing basis.
A majority of revenue continues to be recognized at a point in time when control transfers based on the terms of underlying contact. Under the new revenue standard, the Company will change from deferring revenue for installation services in an amount equal to the greater of the cash received related to installation or the fair value to deferring the standalone selling price for these services.
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("the Act"). The Company adopted this standard during the first quarter of 2018, which resulted in the reclassification of $10 related to the tax effect of unrealized gains on derivatives.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740) - Intra-Entity Transfers of Assets other than Inventory" ("ASU 2016-16"). ASU 2016-16 eliminates the current exception that prohibits the recognition of current and deferred income tax consequences for intra-entity asset transfers (other than inventory) until the asset has been sold to an outside party. The amendments have been applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings. The Company adopted this standard during the first quarter of 2018, which resulted in the reclassification of prepaid income taxes, deferred income taxes and retained earnings.
The cumulative effect of the changes made to the Company's consolidated January 1, 2018 balance sheet for the adoption of ASC 606, ASU 2018-02 and ASU 2016-16 was as follows:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Balance at	Adoption of	Adoption of	Adoption of	Balance at
	12/31/2017	ASC 606	ASU 2018-02	ASU 2016-16	1/1/2018
Balance Sheet
Prepaid income taxes	$44,944	$—	$—	$(1,203)	$43,741
Deferred income tax assets	26,976	(55)	—	1,229	28,150
Customer deposits and deferred revenue (short-term)	47,324	(816)	—	—	46,508
Income taxes payable	15,773	37	—	—	15,810
Deferred income tax liabilities	21,362	134	—	—	21,496
Retained earnings	1,443,867	590	(10)	26	1,444,473
Accumulated other comprehensive loss	(77,344)	—	10	—	(77,334)
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350)" ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. The amendments are applied prospectively upon adoption. The Company early adopted this standard during the first quarter of 2018. The Company performs its annual goodwill impairment assessment on October 1st. The new impairment test will be used in the annual assessment or if events or changes in circumstances indicate that the carrying amount may not be recoverable and an impairment analysis is performed.
Other Pronouncements Currently Under Evaluation —
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
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 31, 2018:

Sales by Application
Materials processing	$339,214
Other applications	20,650
Total	$359,864

Sales by Product
High Power Continuous Wave ("CW") Lasers	$230,574
Medium Power CW Lasers	21,470
Low Power CW Lasers	3,929
Pulsed Lasers	38,253
Quasi-Continuous Wave ("QCW") Lasers	16,200
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	49,438
Total	$359,864

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Sales by Geography
United States and other North America	$39,177
Europe:
Germany	33,236
Other including Eastern Europe/CIS	82,978
Asia and Australia:
China	149,973
Japan	19,629
Other	34,207
Rest of World	664
Total	$359,864

Timing of Revenue Recognition
Goods and services transferred at a point in time	$358,852
Services transferred over time	1,012
Total	$359,864
Before the transition date (under ASC 605, Revenue Recognition), the Company deferred revenue for installation services in an amount equal to the greater of the cash received or the fair value for installation. Under the new revenue standard, the standalone selling price for installation services is deferred until control has transferred. The standalone selling price for installation services is determined based on the estimated number of days of service technician time required for installation at standard service rates. The impact of applying ASC 606 was an increase in revenue recognized during the three months ended March 31, 2018 of $801 as compared to revenue accounted for under ASC 605.
The Company enters into contracts to sell lasers and spare parts, for which revenue is generally recognized upon shipment or delivery, depending on the terms of the contract. The Company also provides installation services and extended warranties. The Company frequently receives consideration from a customer prior to transferring goods to the customer under the terms of a sales contract. The Company records customer deposits related to these prepayments, which represent a contract liability. The Company also records deferred revenue related to installation services when consideration is received before the services have been performed. The Company recognizes customer deposits and deferred revenue as net sales after control of the goods or services has been transferred to the customer and all revenue recognition criteria is met. The Company bills customers for extended warranties upon entering into the agreement with the customer, resulting in deferred revenue. Revenue is recognized ratably over the term of the extended warranty agreement as the customer receives and consumes the benefits of such services.
The following table reflects the changes in the Company's contract liabilities for the three months ended March 31, 2018:

	March 31,	January 1,
	2018	2018	Change
Contract liabilities
Customer deposits	43,234	36,937	6,297	17.0%
Deferred revenue - current	7,107	9,571	(3,280)	(31.6)%
Deferred revenue - long-term	1,472	182	1,290	708.8%
Customer deposits increased from January 1, 2018 to March 31, 2018 based on seasonality in the Asian market. During the three months ended March 31, 2018, the Company recognized revenue of $28,332 that was included in the customer deposits and deferred revenue balances at the beginning of the period.
The following table represents the Company's remaining performance obligations for sales of installation services and extended warranties and contracts with customer acceptance provisions included in deferred revenue as of March 31, 2018:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Remaining Performance Obligations
	2018	2019	2020	2021	2022	2023	Total
Revenue expected to be recognized upon customer acceptance	$4,146	$—	$—	$—	$—	$—	$4,146
Revenue expected to be recognized on contracts for installation services	551	—	—	—	—	—	551
Revenue expected to be recognized for extended warranty agreements	2,292	894	409	218	62	6	3,882
Total	$6,989	$894	$409	$218	$62	$6	$8,579
4. FAIR VALUE MEASUREMENTS
The Company's financial instruments consist of cash equivalents, short-term investments, accounts receivable, auction rate securities, accounts payable, drawings on revolving lines of credit, long-term debt, contingent purchase consideration and interest rate swap.
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
The carrying amounts of cash equivalents, short-term investments, accounts receivable, accounts payable and drawings on revolving lines of credit are considered reasonable estimates of their fair market value due to the short maturity of most of these instruments or as a result of the competitive market interest rates, which have been negotiated. At March 31, 2018 and December 31, 2017, the Company's long-term notes consisted of a variable rate long-term note and a fixed rate long-term note. The book value of the long-term notes approximates the fair market value.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company's assets and liabilities measured at fair value:

		Fair Value Measurements at March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$462,087	$462,087	$—	$—
Short-term investments	206,402	206,402	—	—
Interest rate swap	18	—	18	—
Auction rate securities	1,019	—	—	1,019
Total assets	$669,526	$668,489	$18	$1,019
Liabilities
Long-term notes	$48,087	$—	$48,087	$—
Contingent purchase consideration	902	—	—	902
Total liabilities	$48,989	$—	$48,087	$902

		Fair Value Measurements at December 31, 2017

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$425,917	$425,917	$—	$—
Short-term investments	206,161	206,161	—	—
Interest rate swap	16	—	16	—
Auction rate securities	1,016	—	—	1,016
Total assets	$633,110	$632,078	$16	$1,016
Liabilities
Long-term notes	$48,982	$—	$48,982	$—
Contingent purchase consideration	902	—	—	902
Total liabilities	$49,884	$—	$48,982	$902
Short-term investments consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year and are recorded at amortized cost. The fair value of the short-term investments considered held-to-maturity as of March 31, 2018 and December 31, 2017 was $206,402 and $206,161, respectively, which represents an unrealized loss of $384 and $96, respectively, as compared to the book value recorded on the Consolidated Balance Sheets for the same periods.
The fair value of the interest rate swap considered pricing models whose inputs are observable for the securities held by the Company.
The fair value of the auction rate securities was determined using prices observed in inactive markets with limited observable data for the securities held by the Company.
The fair value of contingent purchase consideration was determined using an income approach at the respective business combination date and at the reporting date. That approach is based on significant inputs that are not observable in the market and include key assumptions such as assessing the probability of meeting certain milestones required to earn the contingent purchase consideration.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	Three Months Ended March 31,
	2018	2017
Auction Rate Securities
Balance, beginning of period	$1,016	$1,144
Change in fair value and accretion	3	2
Balance, end of period	$1,019	$1,146
Contingent Purchase Consideration
Balance, beginning of period	$902	$—
Balance, end of period	$902	$—
5. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2018	2017
Components and raw materials	$181,928	$145,261
Work-in-process	35,942	43,646
Finished components and devices	138,505	118,805
Total	$356,375	$307,712
The Company recorded inventory provisions totaling $3,357 and $3,971 for the three months ended March 31, 2018 and 2017, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished components and devices.
6. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2018:

Amounts
Balance at January 1	$55,831
Foreign exchange adjustment	(126)
Balance at March 31	$55,705
Intangible assets, subject to amortization, consisted of the following:

	March 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$8,036	$(5,621)	$2,415	8 Years	$8,036	$(5,486)	$2,550	8 Years
Customer relationships	26,835	(6,246)	20,589	11 Years	26,768	(5,584)	21,184	11 Years
Production know-how	6,867	(5,274)	1,593	8 Years	6,820	(5,035)	1,785	8 Years
Technology, trademark and tradename	32,628	(7,941)	24,687	8 Years	32,564	(6,860)	25,704	8 Years
	$74,366	$(25,082)	$49,284		$74,188	$(22,965)	$51,223
Amortization expense for the three months ended March 31, 2018 and 2017 was $1,931 and $1,065, respectively. The estimated future amortization expense for intangibles for the remainder of 2018 and subsequent years is as follows:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

2018	2019	2020	2021	2022	Thereafter	Total
$5,514	$7,325	$6,691	$6,515	$5,667	$17,572	$49,284
7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2018	2017
Accrued compensation	$53,496	$63,203
Customer deposits and deferred revenue	50,341	47,324
Current portion of accrued warranty	22,398	25,059
Other	9,515	8,831
Total	$135,750	$144,417
8. PRODUCT WARRANTIES
The Company typically provides one to three-year parts and service warranties on lasers and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
The following table summarizes product warranty accrual activity recorded during the three months ended March 31, 2018 and 2017.

	2018	2017
Balance at January 1	$47,517	$33,978
Provision for warranty accrual	5,574	4,523
Warranty claims	(3,808)	(2,966)
Foreign currency translation	708	438
Balance at March 31	$49,991	$35,973
Accrued warranty reported in the accompanying consolidated financial statements as of March 31, 2018 and December 31, 2017 consisted of $22,398 and $25,059 in accrued expenses and other liabilities and $27,593 and $22,458 in other long-term liabilities, respectively.
9. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	March 31,	December 31,
	2018	2017
Long-term notes	$48,087	$48,982
Less: current portion	(3,621)	(3,604)
Total long-term debt	$44,466	$45,378
At March 31, 2018, the Company has an unsecured long-term note of $21,672 of which $1,188 is the current portion. The interest on this unsecured long-term note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15,438. Also at March 31, 2018, the Company has another long-term note that is secured by its corporate aircraft with a outstanding principal balance of $26,415 of which $2,433 is the current portion. The interest on this collateralized long-term note is fixed at 2.74% per annum. The collateralized long-term note matures in July 2022, at which time the outstanding principal balance will be $15,375.
The Company also maintains U.S. and Euro lines-of-credit which are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. At March 31, 2018 and December 31, 2017, there were no amounts drawn on the U.S. line-of-credit, and there were $556 and $520, respectively, of guarantees issued against the facility which

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

reduce the amount of the facility available to draw. At March 31, 2018 and December 31, 2017, there were no amounts drawn on the Euro lines-of-credit, and there were $798 and $798, respectively, of guarantees issued against those facilities which reduce the amount available to draw. After providing for the guarantees used the total unused credit lines and overdraft facilities are $112,714 at March 31, 2018.
10. DERIVATIVE FINANCIAL INSTRUMENTS
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
The fair value amounts in the consolidated balance sheets were:

Notional Amounts[1]		Other Assets
March 31,	December 31,	March 31,	December 31,
2018	2017	2018	2017
$21,672	$21,969	$18	$16
  (1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The derivative gains and losses in the consolidated statements of income related to the Company's interest rate swap contract was as follows:

	Three Months Ended March 31,
	2018	2017
Effective portion recognized in other comprehensive income, pretax:
Interest rate swap	$2	$(27)
11. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business.
These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of March 31, 2018 and through the filing date of these Financial Statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.
12. INCOME TAXES
A reconciliation of the total amounts of unrecognized tax benefits is as follows:

	2018	2017
Balance at January 1	$10,370	$6,403
Additions for tax positions in current period	750	—
Balance at March 31	$11,120	$6,403
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company's effective tax rate, if recognized.
The Company's accounting for the Tax Act is incomplete in accordance with SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. As noted at year-end, the Company

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

was able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax. The Company has not made any additional measurement-period adjustments related to these items during the quarter, however, the Company is continuing to gather additional information to complete its accounting for these items and expects to complete its accounting within the prescribed measurement period. The Company also recognized an incremental tax expense of $4,443 for the Global Intangible Low Taxed Income ("GILTI") provisions which was partially offset by a benefit of $1,154 related to Foreign Derived Intangible Income ("FDII") deduction in the Tax Act that were effective for the first time during 2018.
13. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended March 31,
	2018	2017
Net income attributable to IPG Photonics Corporation	$106,334	$74,945
Weighted average shares	53,694	53,368
Dilutive effect of common stock equivalents	1,488	1,002
Diluted weighted average common shares	55,182	54,370
Basic net income attributable to IPG Photonics Corporation per share	$1.98	$1.40
Diluted net income attributable to IPG Photonics Corporation per share	$1.93	$1.38
For the three months ended March 31, 2018 and 2017, respectively, the computation of diluted weighted average common shares excludes 101,400 and 73,300 common stock equivalents because the effect of including them would be anti-dilutive. The shares excluded for the three months ended March 31, 2018 and 2017, respectively, are comprised of 32,600 and 44,400 RSUs, 59,600 and 11,800 non-qualified stock options and 9,200 and 17,100 performance stock units.
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
For the three months ended March 31, 2018, the Company repurchased 82,898 shares of its common stock with an average price of $242.11 per share in the open market. The impact on the reduction of weighted average shares for the three months ended March 31, 2018 and 2017 was 28,172 shares and 31,140 shares, respectively.

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
Overview
We develop and manufacture a broad line of high-performance fiber lasers, fiber amplifiers and diode lasers that are used in numerous applications, primarily in materials processing. In addition, we offer laser-based systems for certain markets and applications. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally primarily through our direct sales force.
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
We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. The majority of our revenue is recognized at a point in time following the transfer of control of products or services to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts.
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
Gross margin. Our total gross margin can be significantly affected by total net sales in any period, by product mix, that is, the percentage of our revenue in the period that is attributable to higher or lower power products and the mix of sales between laser and amplifier sources and complete systems, by sales mix between OEM customers who purchase devices from us in high unit volumes and other customers, by mix of sales in different geographies and by other factors, some of which are not under our control.
Within each of our product categories, lasers with a higher average power generally have a higher gross margin; higher power lasers use a greater number of optical components, improving absorption of fixed overhead costs and enabling economies of scale in manufacturing. In addition, certain specialty products have a gross margin which is above our corporate average while the profit margins on some systems can be lower than margins for our laser and amplifier sources, depending on the configuration, volume and competitive forces, among other factors.

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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $3.4 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively, and $16.9 million, $22.8 million and $15.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 25% for the three months ended March 31, 2018 and 28%, 22% and 25% for the full years 2017, 2016 and 2015, respectively. One of our customers accounted for 11% and 12% of our net sales for the three months ended March 31, 2018 and 2017. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net sales. Net sales increased by $74.0 million, or 25.9%, to $359.9 million for the three months ended March 31, 2018 from $285.8 million for the three months ended March 31, 2017.

	Three Months Ended March 31,
	2018		2017		Change
		% of Total		% of Total
Materials processing	$339,214	94.3%	$264,131	92.4%	$75,083	28.4%
Other applications	20,650	5.7%	21,715	7.6%	(1,065)	(4.9)%
Total	$359,864	100.0%	$285,846	100.0%	$74,018	25.9%

Sales by Product	Three Months Ended March 31,
	2018		2017		Change
		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$230,574	64.1%	$167,944	58.8%	$62,630	37.3%
Medium Power CW Lasers	21,470	6.0%	19,742	6.9%	1,728	8.8%
Low Power CW Lasers	3,929	1.1%	3,394	1.2%	535	15.8%
Pulsed Lasers	38,253	10.6%	32,456	11.3%	5,797	17.9%
Quasi-Continuous Wave ("QCW") Lasers	16,200	4.5%	21,368	7.5%	(5,168)	(24.2)%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	49,438	13.7%	40,942	14.3%	8,496	20.8%
Total	$359,864	100.0%	$285,846	100.0%	$74,018	25.9%
Materials processing
Sales for materials processing applications increased due to higher sales of high power lasers, medium power lasers, pulsed lasers, and laser systems.

•
The increase in high power laser sales related to growth in cutting applications. High power lasers continue to displace CO2 lasers. We believe this transition has also benefited from an accelerated replacement cycle for older CO2 based cutting systems and from displacement of non-laser technologies which have resulted in higher demand for the fiber based cutting systems sold by our OEM customers. Within the cutting applications, we continue to see a migration to lasers with higher output powers which improve processing speeds and enable processing of thicker materials. The shift towards lasers with higher output powers has also benefited sales due to their higher average selling prices.

•	The increase in medium power sales related to laser sintering and ablation applications, partially offset by a decrease in fine cutting applications.

•
Pulsed laser sales increased due to higher demand for marking and engraving, cleaning and stripping, ablation and solar cell manufacturing applications. Within the pulsed laser category, we experienced rapid growth in sales of our newer green and high power pulsed lasers across a diverse set of applications, and these products represent nearly half of our pulsed laser sales.

•	QCW laser sales decreased due to the expected reduction in demand related to the smartphone investment cycle.

•
Materials processing sales also increased as a result of higher laser systems and parts and service sales, which are included in Other Revenue in the Sales by Product chart above. The increase in laser systems sales was driven by welding, cladding, and research and development applications. Our acquisition of Innovative Laser Technologies during the third quarter of 2017 contributed to the increased sales for welding applications.

Other Applications
Sales for other applications decreased due to lower sales of telecom products partially offset by higher sales of advanced applications and medical products. Advanced application sales are typically uneven from quarter to quarter. Sales of telecom products are included in Other Revenue in the Sales by Product chart above.
Cost of sales and gross margin. Cost of sales increased by $27.9 million, or 21.7%, to $156.5 million for the three months ended March 31, 2018 from $128.6 million for the three months ended March 31, 2017. Our gross margin increased to 56.5% for the three months ended March 31, 2018 from 55.0% for the three months ended March 31, 2017. Gross margin increased due to increased manufacturing efficiency and product mix which included increased sales of high power, medium power and pulsed lasers with higher average powers. These increases in gross margin were partially offset by lower average selling prices.
Sales and marketing expense. Sales and marketing expense increased by $2.7 million, or 24.8%, to $13.5 million for the three months ended March 31, 2018 from $10.8 million for the three months ended March 31, 2017. This change was primarily a result of increases in personnel and depreciation expense. As a percentage of sales, sales and marketing expense remained relatively constant at 3.8% for the three months ended March 31, 2018 and 2017.
Research and development expense. Research and development expense increased by $5.7 million, or 25.3%, to $28.5 million for the three months ended March 31, 2018, compared to $22.8 million for the three months ended March 31, 2017. This change was primarily a result of increases in personnel, contractors, consultants and depreciation expense. Research and development continues to focus on developing new products, enhancing performance of existing components, improving production processes and developing manufacturing of new components such as crystals and refining production processes to improve manufacturing yields and productivity. New products include lasers that operate at different wavelengths such as UV, visible and mid-IR, lasers with ultrafast pulses, laser based systems for material processing, projection, display and medical as well as accessories such as welding and cutting heads. In addition to new products research and development is focused on enhancing the performance of our existing products by improving their electrical efficiency and increasing their average power. As a percentage of sales, research and development expense decreased to 7.9% for the three months ended March 31, 2018 from 8.0% for the three months ended March 31, 2017.
General and administrative expense. General and administrative expense increased by $7.8 million, or 43.8%, to $25.5 million for the three months ended March 31, 2018 from $17.7 million for the three months ended March 31, 2017. This change was primarily a result of increases in personnel, stock-based compensation, accounting, legal, fees and subscriptions, information systems and depreciation expense. As a percentage of sales, general and administrative expense increased to 7.1% for the three months ended March 31, 2018 from 6.2% for the three months ended March 31, 2017.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.94, Russian Ruble 59, Japanese Yen 114 and Chinese Yuan 6.89, respectively, we would have expected net sales to be $30.4 million lower, gross profit to be $19.0 million lower and total operating expenses to be $1.9 million lower.
(Gain) loss on foreign exchange. We incurred a foreign exchange gain of $5.3 million for the three months ended March 31, 2018 as compared to a $4.5 million loss for the three months ended March 31, 2017. The foreign exchange gain for the three months ended March 31, 2018 was primarily attributable appreciation of the Chinese Yuan. The foreign exchange loss for the three months ended March 31, 2017 was primarily attributable to the appreciation of the Euro and Russian Ruble as compared to the U.S. Dollar.
Interest income, net. Interest income, net, remained relatively constant at $0.3 million of income for the three months ended March 31, 2018 and 2017.
Other income (expense), net. Other income (expense), net, increased to $0.4 million of income for the three months ended March 31, 2018 from $0.5 million of expense for the three months ended March 31, 2017.
Provision for income taxes. Provision for income taxes was $35.5 million for the three months ended March 31, 2018 compared to $26.3 million for the three months ended March 31, 2017. The effective tax rates were 25.0% and 26.0% for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the effective tax rate benefited from the lower effective tax rate for income earned in the United States due to enactment of the Tax Cuts and Jobs Act (the "Tax Act") and an increase in excess tax benefits related to equity compensation, which were partially offset by provisions for uncertain tax positions and other matters. We also recognized an incremental tax expense of $4.4 million for the Global Intangible Low Taxed Income ("GILTI") provisions which was partially offset by a benefit of $1.2 million related to Foreign Derived Intangible Income ("FDII") deduction in the Tax Act that were effective for the first time during 2018.
The Tax Act made broad and complex changes to the U.S. tax code including, but not limited to reducing the U.S. federal corporate tax rate from 35% to 21%. Our accounting for the Tax Act is incomplete in accordance with SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. As noted at year-end, we were able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax. We have not made any additional measurement-period adjustments related to these items during the quarter, however, we are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $31.4 million to $106.3 million for the three months ended March 31, 2018 compared to $74.9 million for the three months ended March 31, 2017. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 3.3 percentage points to 29.5% for the three months ended March 31, 2018 from 26.2% for the three months ended March 31, 2017 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of March 31, 2018 consisted of cash and cash equivalents of $969.1 million, short-term investments of $206.8 million, unused credit lines and overdraft facilities of $112.7 million and other working capital (excluding cash and cash equivalents and short-term investments) of $493.4 million. This compares to cash and cash equivalents of $909.9 million, short-term investments of $206.3 million, unused credit lines and overdraft facilities of $111.0 million and other working capital (excluding cash and cash equivalents and short-term investments) of $439.0 million as of December 31, 2017. The increase in cash and cash equivalents of $59.2 million relates primarily to cash provided by operating activities in the three months ended March 31, 2018 of $99.7 million. The increase was partially offset by cash used in investing activities of $39.4 million and cash used in financing activities of $17.9 million. In addition, the effect of exchange rates increased cash and cash equivalents by $16.9 million.
Short-term investments consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year.
Our long-term debt consists of two long-term notes with a combined total outstanding balance at March 31, 2018 of $48.1 million of which $3.6 million is the current portion. We have an unsecured long-term note with an outstanding principal balance at March 31, 2018 of $21.7 million of which $1.2 million is the current portion. The interest on this unsecured long-term note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15.4 million. We have another long-term note that is secured by our corporate aircraft with an outstanding principal balance of $26.4 million of which $2.4 million is the current portion. The interest on this collateralized long-term note is fixed at 2.74% per annum. The collateralized long-term note matures in July 2022, at which time the outstanding principal balance will be $15.4 million.
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
The following table details our line-of-credit facilities as of March 31, 2018:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $50.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2020	Unsecured
Euro Credit Facility (Germany) (2)	Euro 50.0 million ($61.6 million)	Euribor plus 0.75% or EONIA 1.00%	July 2020	Unsecured, guaranteed by parent company and German subsidiary
Euro Overdraft Facilities (3)	Euro 2.0 million ($2.5 million)	1.0%-6.5%	October 2018	Common pool of assets of Italian subsidiary

(1)
This facility is available to certain foreign subsidiaries in their respective local currencies. At March 31, 2018, there were no amounts drawn on this line, however, there were $0.6 million of guarantees issued against the line which reduces total availability.

(2)
This facility is also available to certain foreign subsidiaries in their respective local currencies. At March 31, 2018, there were no drawings on this facility, however, there were $0.8 million of guarantees issued against the line which reduces total availability.

(3)	At March 31, 2018, there were no drawings.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $50.0 million and $61.6 million (or 50 million Euro as described above), respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is at least 1.5:1. Debt service is defined as required principal and interest payments during the period. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended March 31, 2018.
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
Operating activities. Net cash provided by operating activities increased by $48.8 million to $99.7 million for the three months ended March 31, 2018 from $50.8 million for the three months ended March 31, 2017. As the business and net income have grown, cash provided by net income after adding back non-cash charges has increased. For the three months ended March 31, 2018, this increase was partially offset by an increase in working capital to support the growth of the business. Our largest working capital items are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The increased cash flow from operating activities for the three months ended March 31, 2018 primarily resulted from:

•
An increase of $34.4 million in cash provided by net income after adding back non-cash charges to $146.7 million for the three months ended March 31, 2018 as compared to $112.3 million for the same period in 2017;

•	An increase of cash provided by accounts receivable of $7.9 million for the three months ended March 31, 2018 as compared to cash used of $22.8 million for the same period in 2017; and

•
An increase in cash provided by income taxes. Cash provided by income and other taxes payable was $5.3 million for the three months ended March 31, 2018 as compared to cash used for income and other taxes payable of $10.1 million for the same period in 2017; partially offset by

•	An increase in the cash used for inventory. Cash used for inventory was $49.7 million for the three months ended March 31, 2018 as compared to $22.4 million for the same period in 2017.
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
Investing activities. Net cash used in investing activities was $39.4 million for the three months ended March 31, 2018 as compared to cash provided by investing activities of $20.4 million in 2017. The cash used in investing activities in 2018 related to $39.1 million of capital expenditures and $0.6 million of net purchases of short-term investments partially offset by $0.2 million of proceeds from sales of property, plant and equipment. The cash provided by investing activities in 2017 related to $42.2 million of net sales proceeds of short-term investments, partially offset by $21.9 million of capital expenditures.
We expect to incur between $170 million and $190 million in capital expenditures. Capital expenditures include investments in facilities and equipment to add capacity worldwide to support anticipated revenue growth. In 2018, we expect capital expenditures to increase as a percentage of revenue to support the growth of our business. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash used in financing activities was $17.9 million for the three months ended March 31, 2018 as compared to net cash used in financing activities of $3.7 million in 2017. The cash used in financing activities in 2018 was primarily related the purchase of treasury stock of $20.1 million and payments on our long-term borrowings of $0.9 million. These cash uses were partially offset by proceeds of $3.1 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units. The cash used in financing activities in 2017 was primarily related to the purchase of treasury stock of $12.5 million and payments on our long-term borrowings of $0.8 million. These cash uses were partially offset by proceeds of $9.6 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units.
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, "Business" and Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Recent Accounting Pronouncements
See Note 2 in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our consolidated financial statements contained in Item 1 of this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents and our debt and foreign exchange rate risk.
Interest rate risk. Our investments have limited exposure to market risk. We maintain a portfolio of cash, cash equivalents and short-term investments, consisting primarily of bank deposits, money market funds, certificates of deposit, corporate notes and government and agency securities. None of these investments have a maturity date in excess of one year. Certain interest rates are variable and fluctuate with current market conditions. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. The gain on foreign exchange transactions totaled $5.3 million for the three months ended March 31, 2018 compared to the loss of $4.5 million for the three months ended March 31, 2017. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. At March 31, 2018, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The U.S. Dollar denominated assets are comprised of cash, third party receivables and inter-company receivables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of March 31, 2018 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $2.5 million if the U.S. Dollar appreciated and a $2.5 million foreign exchange loss if the U.S. Dollar depreciated.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of March 31, 2018. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments to those proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 — January 31, 2018	7,515	(2)	$233.00	—	$49,316
February 1, 2018 — February 28, 2018	27,869	(1),(2)	241.72	—	42,838
March 1, 2018 — March 31, 2018	72,164	(1),(2)	243.81	—	30,996
Total	107,548		$242.51	—	$30,996

(1)
In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended March 31, 2018 a total of 24,650 shares were withheld at an average price of $243.86

(2)
In July 2016, the Board of Directors authorized a share repurchase program (the "Program"). Under the Program, the Company's management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees and directors under its various employee and director equity compensation and employee stock purchase plans from January 1, 2016 through December 31, 2017. The Program limits aggregate share repurchases to no more than $100 million over a period ending June 30, 2018. For the three months ended March 31, 2018, the Company repurchased 82,898 shares of its common stock with an average price of $242.11 per share in the open market.

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

IPG PHOTONICS CORPORATION

Date: May 4, 2018	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2018	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Senior Vice President and Chief Financial Officer (Principal Financial Officer)