Form 10-Q
period 2018-06-30
IPG PHOTONICS CORP
filed 2018-08-09
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of August 8, 2018, there were 54,353,496 and 53,760,649 shares of the registrant's common stock issued and outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$816,792	$909,900
Short-term investments	308,970	206,257
Accounts receivable, net	242,128	237,278
Inventories	376,019	307,712
Prepaid income taxes	40,215	44,944
Prepaid expenses and other current assets	51,911	47,919
Total current assets	1,836,035	1,754,010
DEFERRED INCOME TAXES, NET	27,818	26,976
GOODWILL	59,616	55,831
INTANGIBLE ASSETS, NET	47,249	51,223
PROPERTY, PLANT AND EQUIPMENT, NET	514,767	460,206
OTHER ASSETS	44,993	19,009
TOTAL ASSETS	$2,530,478	$2,367,255
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,637	$3,604
Accounts payable	42,989	35,109
Accrued expenses and other liabilities	134,314	144,417
Income taxes payable	29,339	15,773
Total current liabilities	210,279	198,903
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	104,491	100,652
LONG-TERM DEBT, NET OF CURRENT PORTION	43,551	45,378
Total liabilities	358,321	344,933
COMMITMENTS AND CONTINGENCIES (NOTE 11)
IPG PHOTONICS CORPORATION EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 54,317,292 and 53,724,445 shares issued and outstanding, respectively, at June 30, 2018; 54,007,708 and 53,629,439 shares issued and outstanding, respectively, at December 31, 2017	5	5
Treasury stock, at cost, 592,847 and 378,269 shares held, respectively	(99,997)	(48,933)
Additional paid-in capital	729,082	704,727
Retained earnings	1,672,424	1,443,867
Accumulated other comprehensive loss	(129,357)	(77,344)
Total IPG Photonics Corporation equity	2,172,157	2,022,322
TOTAL LIABILITIES AND EQUITY	$2,530,478	$2,367,255
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
NET SALES	$413,613	$369,373	$773,477	$655,219
COST OF SALES	178,638	163,077	335,140	291,656
GROSS PROFIT	234,975	206,296	438,337	363,563
OPERATING EXPENSES:
Sales and marketing	14,536	12,136	28,052	22,963
Research and development	31,813	25,960	60,359	48,740
General and administrative	24,117	19,875	49,612	37,601
Loss (gain) on foreign exchange	2,118	7,183	(3,176)	11,636
Total operating expenses	72,584	65,154	134,847	120,940
OPERATING INCOME	162,391	141,142	303,490	242,623
OTHER INCOME (EXPENSE), Net:
Interest income, net	729	468	1,041	776
Other income (expense), net	386	23	829	(506)
Total other income	1,115	491	1,870	270
INCOME BEFORE PROVISION FOR INCOME TAXES	163,506	141,633	305,360	242,893
PROVISION FOR INCOME TAXES	(41,889)	(37,530)	(77,409)	(63,858)
NET INCOME	121,617	104,103	227,951	179,035
LESS: NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(13)	—	(26)
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$121,617	$104,116	$227,951	$179,061
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$2.27	$1.95	$4.24	$3.35
Diluted	$2.21	$1.91	$4.14	$3.29
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,662	53,380	53,703	53,403
Diluted	54,992	54,471	55,111	54,450
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$121,617	$104,103	$227,951	$179,035
Other comprehensive income, net of tax:
Translation adjustments	(78,663)	32,522	(52,025)	59,221
Unrealized gain (loss) on derivatives	—	(30)	2	(46)
Effect of adopted accounting standards	—	—	10	—
Available-for-sale investments, net of tax, reclassified to net income	—	—	—	298
Total other comprehensive (loss) income	(78,663)	32,492	(52,013)	59,473
Comprehensive income	42,954	136,595	175,938	238,508
Comprehensive loss attributable to noncontrolling interest	—	(37)	—	(26)
Comprehensive income attributable to IPG Photonics Corporation	$42,954	$136,632	$175,938	$238,534
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$227,951	$179,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,727	29,714
Deferred income taxes	6,097	4,533
Stock-based compensation	13,724	11,059
Unrealized (gain) loss on foreign currency transactions	(1,056)	5,538
Other	(181)	688
Provisions for inventory, warranty & bad debt	20,092	22,754
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(9,491)	(73,634)
Inventories	(91,014)	(25,820)
Prepaid expenses and other current assets	(1,991)	(2,768)
Accounts payable	9,527	1,914
Accrued expenses and other liabilities	(17,860)	2,102
Income and other taxes payable	14,026	(22,013)
Net cash provided by operating activities	208,551	133,102
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property, plant and equipment	(96,516)	(43,632)
Proceeds from sales of property, plant and equipment	641	15,284
Purchases of investments	(289,830)	(71,244)
Proceeds from sales and maturities of investments	161,618	156,171
Acquisitions of businesses, net of cash acquired	(4,422)	(11,307)
Other	188	(568)
Net cash (used in) provided by investing activities	(228,321)	44,704
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	255	6,761
Payments on line-of-credit facilities	(255)	(6,761)
Purchase of noncontrolling interests	—	(197)
Principal payments on long-term borrowings	(1,794)	(18,260)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	10,631	17,152
Purchase of treasury stock, at cost	(51,064)	(24,112)
Net cash used in financing activities	(42,227)	(25,417)
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(31,111)	31,867
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(93,108)	184,256
CASH AND CASH EQUIVALENTS — Beginning of period	909,900	623,855
CASH AND CASH EQUIVALENTS — End of period	$816,792	$808,111
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,672	$975
Cash paid for income taxes	$64,495	$80,956
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$1,720	$1,845
Inventory transferred to machinery and equipment	$5,000	$1,531
Changes in accounts payable related to property, plant and equipment	$(1,683)	$(1,892)
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Six Months Ended June 30,
	2018		2017
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	53,629,439	$5	53,251,805	$5
Exercise of stock options and conversion of restricted stock units	297,386	—	419,161	—
Common stock issued under employee stock purchase plan	12,198	—	19,882	—
Purchased common stock	(214,578)	—	(198,532)	—
Balance, end of period	53,724,445	5	53,492,316	5
TREASURY STOCK
Balance, beginning of year	(378,269)	(48,933)	(102,774)	(8,946)
Purchased treasury stock	(214,578)	(51,064)	(198,532)	(24,112)
Balance, end of period	(592,847)	(99,997)	(301,306)	(33,058)
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		704,727		650,974
Stock-based compensation		13,724		11,059
Common stock issued under employee stock option plan, net of shares withheld for employee taxes		8,343		15,483
Proceeds from issuance of common stock issued under employee stock purchase plan		2,288		1,669
Effect of adopted accounting standards		—		2,078
Balance, end of period		729,082		681,263
RETAINED EARNINGS
Balance, beginning of year		1,443,867		1,094,108
Net income attributable to IPG Photonics Corporation		227,951		179,061
Effect of adopted accounting standards		606		2,145
Balance, end of period		1,672,424		1,275,314
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(77,344)		(178,583)
Translation adjustments		(52,025)		59,164
Unrealized gain (loss) on derivatives, net of tax		2		(46)
Unrealized loss on available-for-sale investments, net of tax		—		(240)
Realized loss on available-for-sale investments, net of tax, reclassified to net income		—		538
Effect of adopted accounting standards		10		—
Balance, end of period		(129,357)		(119,167)
TOTAL IPG PHOTONICS CORPORATION EQUITY		$2,172,157		$1,804,357
NONCONTROLLING INTERESTS ("NCI")
Balance, beginning of year		—		166
Purchase of NCI		—		(197)
Net loss attributable to NCI		—		(26)
Other comprehensive income attributable to NCI		—		57
Balance, end of period		—		—
TOTAL EQUITY		$2,172,157		$1,804,357
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
In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers," ("ASC 606" or the "new revenue standard"), the following significant accounting policies have been adopted as of January 1, 2018.
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
In certain subsidiaries the Company provides sales commissions to sales representatives based on sales volume. The Company has determined that the incentive portion of its sales commissions qualify as contract costs. The Company has elected the practical expedient in ASC 340-40-25-4 to expense sales commissions when incurred as the amortization period of the asset that would otherwise have been recognized is one year or less.
Revenue Recognition at a Point in Time — Revenues recognized at a point in time consist primarily of product, installation and service sales. The Company sells products to original equipment manufacturers ("OEMs") that supply materials processing laser systems, communications systems, medical laser systems and other laser systems for advanced applications to end users. The Company also sells products to end users that use IPG products directly to build their own systems, which

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

incorporate IPG products or use IPG products as an energy or light source. The Company recognizes revenue for laser and spare part sales following the transfer of control of such products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Installation revenue is recognized upon completion of the installation service, which typically occurs within 90 days of delivery. For laser systems that carry customer specific processing requirements, revenue is recognized at the latter of customer acceptance date or shipment date if the customer acceptance is made prior to shipment. When sales contracts contain multiple performance obligations, such as the shipment or delivery of products and installation, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognizes the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations.
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
A majority of revenue continues to be recognized at a point in time when control transfers based on the terms of underlying contact. Under the new revenue standard, the Company changed from deferring revenue for installation services in an amount equal to the greater of the cash received related to installation or the fair value to deferring the standalone selling price for these services.
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
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350)" ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. The amendments are applied prospectively upon adoption. The Company early adopted this standard during the first quarter of 2018. The Company performs its annual goodwill impairment assessment on October 1 of each year. The new impairment test will be used in the annual assessment or if events or changes in circumstances indicate that the carrying amount may not be recoverable and an impairment analysis is performed.
Other Pronouncements Currently Under Evaluation —
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than twelve months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently reviewing its population of leases, implementing a software solution to assist with lease accounting, and evaluating footnote disclosures.
In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718)" ("ASU 2018-07"). ASU 2018-07 aligns the accounting for share-based payments issued to employees and non-employees. ASU 2018-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the standard but does not expect that it will have a material effect on its consolidated financial statements upon adoption.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Sales by Application
Materials processing	$392,001	$731,215
Other applications	21,612	42,262
Total	$413,613	$773,477

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Sales by Product
High Power Continuous Wave ("CW") Lasers	$266,075	$496,649
Medium Power CW Lasers	27,797	49,268
Low Power CW Lasers	3,175	7,104
Pulsed Lasers	41,582	79,835
Quasi-Continuous Wave ("QCW") Lasers	20,092	36,292
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	54,892	104,329
Total	$413,613	$773,477

Sales by Geography
United States and other North America	$47,766	$86,943
Europe:
Germany	31,989	65,225
Other including Eastern Europe/CIS	76,347	159,325
Asia and Australia:
China	203,026	352,999
Japan	19,428	39,057
Other	33,314	67,521
Rest of World	1,743	2,407
Total	$413,613	$773,477

Timing of Revenue Recognition
Goods and services transferred at a point in time	$412,241	$771,094
Services transferred over time	1,372	2,383
Total	$413,613	$773,477
Before the transition date (under ASC 605, Revenue Recognition), the Company deferred revenue for installation services in an amount equal to the greater of the cash received or the fair value for installation. Under the new revenue standard, the standalone selling price for installation services is deferred until control has transferred. The standalone selling price for installation services is determined based on the estimated number of days of service technician time required for installation at standard service rates. The impact of applying ASC 606 was a decrease in revenue recognized during the three months ended June 30, 2018 of $6 and a decrease for the six months ended June 30, 2018 of $39 as compared to revenue accounted for under ASC 605.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table reflects the changes in the Company's contract liabilities for the six months ended June 30, 2018:

	June 30,	January 1,
	2018	2018	Change
Contract liabilities
Customer deposits	$37,785	$36,937	$848	2.3%
Deferred revenue - current	9,201	9,571	(370)	(3.9)%
Deferred revenue - long-term	1,414	182	1,232	676.9%
During the three and six months ended June 30, 2018, the Company recognized revenue of $7,197and $35,529, respectively, that was included in the customer deposits and deferred revenue balances at the beginning of the period.
The following table represents the Company's remaining performance obligations for sales of installation services and extended warranties and contracts with customer acceptance provisions included in deferred revenue as of June 30, 2018:

	Remaining Performance Obligations
	2018	2019	2020	2021	2022	2023	Total
Revenue expected to be recognized upon customer acceptance	$6,158	$—	$—	$—	$—	$—	$6,158
Revenue expected to be recognized on contracts for installation services	506	—	—	—	—	—	506
Revenue expected to be recognized for extended warranty agreements	1,925	1,256	428	243	96	3	3,951
Total	$8,589	$1,256	$428	$243	$96	$3	$10,615
4. FAIR VALUE MEASUREMENTS
The Company's financial instruments consist of cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, drawings on revolving lines of credit, long-term debt, contingent purchase consideration, an interest rate swap and a foreign currency hedge.
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
The carrying amounts of money market fund deposits, term deposits, accounts receivable, accounts payable and drawings on revolving lines of credit are considered reasonable estimates of their fair market value due to the short maturity of most of these instruments or as a result of the competitive market interest rates, which have been negotiated. The Company's bond securities are reported at fair value based upon quoted prices for instruments with identical terms in active markets. The Company's commercial paper securities reported at fair value are based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability, and are therefore classified as Level 2. At June 30, 2018 and December 31, 2017, the Company's long-term debt consisted of a variable rate long-term note and a fixed rate long-term note. The book value of the long-term notes approximates the fair market value.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The following table presents information about the Company's assets and liabilities measured at fair value:

	Fair Value Measurements at June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$499,180	$499,180	$—	$—
U.S. Treasury and agency obligations	13,449	13,449	—	—
Commercial paper	118,341	—	118,341	—
Short-term investments
U.S. Treasury and agency obligations	60,962	60,962	—	—
Corporate bonds	138,305	138,305	—	—
Commercial paper	109,590	—	109,590	—
Long-term investments and other assets:
Corporate bonds	25,585	25,585	—	—
Auction rate securities	1,174	—	—	1,174
Interest rate swap	18	—	18	—
Total	$966,604	$737,481	$227,949	$1,174
Liabilities
Long-term debt	$47,188	$—	$47,188	$—
Contingent purchase consideration	902	—	—	902
Foreign currency hedge	713	—	713	—
Total	$48,803	$—	$47,901	$902

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market fund deposits and term deposits	$425,917	$425,917	$—	$—
Short-term investments
U.S. Treasury and agency obligations	41,217	41,217	—	—
Corporate bonds	131,048	131,048	—	—
Commercial paper	33,896	33,896	—	—
Long-term investments and other assets:
Auction rate securities	1,016	—	—	1,016
Interest rate swaps	16	—	16	—
Total	$633,110	$632,078	$16	$1,016
Liabilities
Long-term debt	$48,982	$—	$48,982	$—
Contingent purchase consideration	902	—	—	902
Total	$49,884	$—	$48,982	$902
The fair value of the short-term investments considered held-to-maturity as of June 30, 2018 and December 31, 2017 was $308,857 and $206,161, respectively, which represents an unrealized loss of $113 and $96, respectively, as compared to the book value recorded on the Consolidated Balance Sheets for the same periods. The fair value of the long-term investments considered held-to-maturity as of June 30, 2018 was $26,759, which represented an unrealized gain of $132, as compared to the book value of $26,627 recorded within Other Assets on the Consolidated Balance Sheets for the same period.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

The fair values of the interest rate swap and foreign currency hedge considered pricing models whose inputs are observable for the securities held by the Company.
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
The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Auction rate securities
Balance, beginning of period	$1,019	$1,146	$1,016	$1,144
Change in fair value and accretion	155	2	158	4
Balance, end of period	$1,174	$1,148	$1,174	$1,148
Contingent purchase consideration
Balance, beginning of period	$902	$—	$902	$—
Balance, end of period	$902	$—	$902	$—

The following table presents the effective maturity dates of held to maturity investments as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$940,015	$939,828	$632,078	$632,078
1 through 5 years	25,605	25,585	—	—
Greater than 5 years	1,022	1,174	1,016	1,016
Total	$966,642	$966,587	$633,094	$633,094

5. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2018	2017
Components and raw materials	$227,876	$145,261
Work-in-process	35,411	43,646
Finished components and devices	112,732	118,805
Total	$376,019	$307,712
The Company recorded inventory provisions totaling $3,497 and $5,435 for the three months ended June 30, 2018 and 2017, respectively, and $6,854 and $9,406 for the six months ended June 30, 2018 and 2017, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished components and devices.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

6. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2018:

Amounts
Balance at January 1	$55,831
Foreign exchange adjustment	(445)
Goodwill arising from acquisition	4,230
Balance at June 30	$59,616
Intangible assets, subject to amortization, consisted of the following:

	June 30, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$8,036	$(5,757)	$2,279	8 Years	$8,036	$(5,486)	$2,550	8 Years
Customer relationships	25,029	(5,028)	20,001	11 Years	26,768	(5,584)	21,184	11 Years
Production know-how	6,779	(5,404)	1,375	8 Years	6,820	(5,035)	1,785	8 Years
Technology, trademark and tradename	32,479	(8,885)	23,594	8 Years	32,564	(6,860)	25,704	8 Years
Total	$72,323	$(25,074)	$47,249		$74,188	$(22,965)	$51,223
During the second quarter of 2018, the Company acquired 100% of the shares of robot concept GmbH ("RC"). RC is located near Munich, Germany and is an integrator of laser-based systems. The Company paid $4,453 to acquire RC, which represents the fair value on that date. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which amounted to $4,230. The goodwill arising from the acquisition will not be deductible for tax purposes.
The purchase price allocations included in the Company's financial statements are not complete. They represent the preliminary fair value estimates as of June 30, 2018 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to intangibles, goodwill or income, as applicable.
Amortization expense for the three months ended June 30, 2018 and 2017 was $1,908 and $1,168, respectively. Amortization for the six months ended June 30, 2018 and 2017 was $3,839 and $2,233, respectively. The estimated future amortization expense for intangibles for the remainder of 2018 and subsequent years is as follows:

2018	2019	2020	2021	2022	Thereafter	Total
$3,648	$7,293	$6,665	$6,492	$5,667	$17,484	$47,249
7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2018	2017
Accrued compensation	$53,855	$63,203
Customer deposits and deferred revenue	46,986	47,324
Current portion of accrued warranty	22,207	25,059
Other	11,266	8,831
Total	$134,314	$144,417

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
The following table summarizes product warranty accrual activity recorded during the six months ended June 30, 2018 and 2017.

	2018	2017
Balance at January 1	$47,517	$33,978
Provision for warranty accrual	12,830	12,626
Warranty claims	(8,986)	(7,476)
Foreign currency translation	(812)	1,687
Balance at June 30	$50,549	$40,815
Accrued warranty reported in the accompanying consolidated financial statements as of June 30, 2018 and December 31, 2017 consisted of $22,207 and $25,059 in accrued expenses and other liabilities and $28,342 and $22,458 in other long-term liabilities, respectively.
9. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	June 30,	December 31,
	2018	2017
Long-term notes	$47,188	$48,982
Less: current portion	(3,637)	(3,604)
Total long-term debt	$43,551	$45,378
At June 30, 2018, the Company has an unsecured long-term note of $21,375 of which $1,188 is the current portion. The interest on this unsecured long-term note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15,438. Also at June 30, 2018, the Company has another long-term note that is secured by its corporate aircraft with a outstanding principal balance of $25,813 of which $2,449 is the current portion. The interest on this collateralized long-term note is fixed at 2.74% per annum. The collateralized long-term note matures in July 2022, at which time the outstanding principal balance will be $15,375.
The Company also maintains U.S. and Euro lines-of-credit which are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. At June 30, 2018 and December 31, 2017, there were no amounts drawn on the U.S. line-of-credit, and there were $398 and $520, respectively, of guarantees issued against the facility which reduce the amount of the facility available to draw. At June 30, 2018 and December 31, 2017, there were no amounts drawn on the Euro lines-of-credit, and there were $567 and $798, respectively, of guarantees issued against those facilities which reduce the amount available to draw. After providing for the guarantees used, the total unused credit lines and overdraft facilities are $109,616 at June 30, 2018.
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
The Company recognizes all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. During the second quarter of 2018, the Company entered into foreign currency forward contracts to hedge the value of intercompany dividends declared in Euros by the Company's German subsidiary. The dividends were partially paid in the second quarter, and the remaining will be paid during the third quarter of 2018. These contracts are not designated as

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

hedging instruments for accounting purposes. The Company also has an interest rate swap that is classified as a cash flow hedge of its variable rate debt.
The fair value amounts in the consolidated balance sheets were:

	Notional Amounts[1]		Other Assets		Other Current Liabilities
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$116,465	$—	$—	$—	$713	$—
Derivative designated as a cash flow hedge:
Interest rate swap	21,375	21,969	18	16	—	—
  (1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains associated with derivative instruments not designated as hedging instruments are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2018	2017	2018	2017
Loss recognized in income	Loss on foreign exchange	$1,188	$—	$1,188	$—

The following table reflects the effect of the interest rate swap contract designated as a cash flow hedging instrument in the Company's financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Effective portion recognized in other comprehensive income, pretax:
Interest rate swap	$—	$(13)	$2	$(40)
11. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business.
These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of June 30, 2018 and through the filing date of these Consolidated Financial Statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.
12. INCOME TAXES
The effective tax rates for the three months ended June 30, 2018 and 2017 were 25.6% and 26.5%, respectively. For the six months ended June 30, 2018 and 2017, the effective tax rates were 25.4% and 26.3%, respectively. The reduction in the tax rate is primarily due to the reduction in the U.S. statutory tax rate to 21%, which was offset in part by the impact of other changes made in the U.S. tax legislation passed in December 2017. There were discrete tax benefits of $2,407 and $5,096 for the three months ended June 30, 2018 and 2017, respectively, and $8,907 and $9,047 for the six months ended June 30, 2018 and 2017, respectively. The discrete items were primarily the result of stock-based compensation.
The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes. The Company continues to classify interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The following is a summary of the activity of the Company’s unrecognized tax benefits for six months ended June 30, 2018 and 2017:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	2018	2017
Balance at January 1	$10,370	$6,403
Change in prior period positions	—	(2,240)
Additions for tax positions in current period	745	—
Balance at June 30	$11,115	$4,163
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate, if recognized. The Company has been notified of tax audits in Germany (2013 - 2016) and Japan (2015 - 2017), which will start later this year.
SAB 118, which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act, provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. As noted at year end, the Company was able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax. The Company has not made any additional measurement-period adjustments related to these items during the quarter, however, the Company is continuing to gather additional information to complete its accounting for these items and expects to complete its accounting within the prescribed measurement period. For the six months ended June 30, 2018, the Company also recognized an incremental tax expense of $7,600 for the Global Intangible Low Taxed Income ("GILTI") provisions which was partially offset by a benefit of $2,516 related to Foreign Derived Intangible Income ("FDII") deduction in the Tax Act that were effective for the first time during 2018.
13. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to IPG Photonics Corporation	$121,617	$104,116	$227,951	$179,061
Weighted average shares	53,662	53,380	53,703	53,403
Dilutive effect of common stock equivalents	1,330	1,091	1,408	1,047
Diluted weighted average common shares	54,992	54,471	55,111	54,450
Basic net income attributable to IPG Photonics Corporation per share	$2.27	$1.95	$4.24	$3.35
Diluted net income attributable to IPG Photonics Corporation per share	$2.21	$1.91	$4.14	$3.29
For the three months ended June 30, 2018 and 2017, respectively, the computation of diluted weighted average common shares excludes 10,000 and 45,900 common stock equivalents because the effect of including them would be anti-dilutive. The shares excluded for the three months ended June 30, 2018 and 2017, respectively are comprised of 4,000 and 6,400 restricted stock units ("RSUs") and 2,000 and 200 performance stock units ("PSUs"), and 4,000 and 39,300 non-qualified stock options, respectively. For the six months ended June 30, 2018 and 2017, respectively, the computation of diluted weighted average common shares excludes 90,300 and 95,400 common stock equivalents because the effect of including them would be anti-dilutive.The shares excluded for the six months ended June 30, 2018 and 2017, respectively, are comprised of 19,500 and 23,200 RSUs, 63,900 and 64,100 non-qualified stock options and 6,900 and 8,100 performance stock units.
On July 28, 2016, the Company announced that its Board of Directors authorized a share repurchase program (the “Program”) to mitigate the dilutive impact of shares issued upon exercise or release under the Company's various employee and director equity compensation and employee stock purchase plans. The Program limited aggregate share repurchases to no more than $100,000 over the period ended June 30, 2018. Under the Program, the Company's management was authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees and directors under its various employee and director equity compensation and employee stock purchase plans from January 1, 2016 through December 31, 2017.
For the three months ended June 30, 2018, the Company repurchased 131,680 shares of its common stock with an average price of $235.37 per share in the open market. The impact on the reduction of weighted average shares for the three

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

months ended June 30, 2018 and 2017 was 82,546 shares and 59,256 shares, respectively. During the six months ended June 30, 2018, the Company repurchased a total of 214,578 shares of its common stock with an average price of $237.98 per share in the open market. The impact on the reduction of weighted average shares for the six months ended June 30, 2018 and 2017 was 97,185 shares and 99,421 shares, respectively.
14. SUBSEQUENT EVENTS
On July 31, 2018, the Company announced that its Board of Directors authorized a new $125 million anti-dilutive stock repurchase program following the completion of its previous $100 million repurchase program. Under the new anti-dilutive program, IPG management is authorized to repurchase shares of common stock in an amount not to exceed the greater of (a) the number of shares issued to employees and directors under the Company's various employee and director equity compensation and employee stock purchase plans from January 1, 2018 through March 31, 2019 and (b) $125 million, exclusive of any fees, commissions or other expenses.

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
Fluctuations in foreign exchange rates can affect gross margin. Generally, when the U.S. Dollar weakens as compared to the Euro, Chinese Yuan or other foreign currencies in which our product is sold, it will benefit gross margin. When the U.S. dollar strengthens as compared to foreign currencies in which our product is sold, it will be a detriment to gross margin.
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $3.5 million and $5.4 million for the three months ended June 30, 2018 and 2017, respectively, and $16.9 million, $22.8 million and $15.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 28% for the six months ended June 30, 2018 and 28%, 22% and 25% for the full years 2017, 2016 and 2015, respectively. One of our customers accounted for 13% and 15% of our net sales for the six months ended June 30, 2018 and 2017. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017
Net sales. Net sales increased by $44.2 million, or 12.0%, to $413.6 million for the three months ended June 30, 2018 from $369.4 million for the three months ended June 30, 2017.

Sales by Application	Three Months Ended June 30,
	2018		2017		Change
		% of Total		% of Total
Materials processing	$392,001	94.8%	$353,065	95.6%	$38,936	11.0%
Other applications	21,612	5.2%	16,308	4.4%	5,304	32.5%
Total	$413,613	100.0%	$369,373	100.0%	$44,240	12.0%

Sales by Product	Three Months Ended June 30,
	2018		2017		Change
		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$266,075	64.3%	$222,204	60.2%	$43,871	19.7%
Medium Power CW Lasers	27,797	6.7%	29,988	8.1%	(2,191)	(7.3)%
Low Power CW Lasers	3,175	0.8%	3,285	0.9%	(110)	(3.3)%
Pulsed Lasers	41,582	10.1%	41,106	11.1%	476	1.2%
Quasi-Continuous Wave ("QCW") Lasers	20,092	4.9%	29,482	8.0%	(9,390)	(31.8)%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	54,892	13.3%	43,308	11.7%	11,584	26.7%
Total	$413,613	100.0%	$369,373	100.0%	$44,240	12.0%
Materials processing
Sales for materials processing applications increased by 11.0% driven by higher sales of high power lasers, a record quarter for laser sintering and strong growth for laser systems.

•
The growth in high power lasers related to strength in sales in cutting applications. The demand for cutting is being driven by an accelerated replacement cycle of CO2 laser-based cutting systems and displacement on non-laser machine tools such as punch-press machines. Within cutting applications, we continue to see a migration to lasers with higher output powers, which improve processing speeds and enable processing of thicker materials. The shift towards lasers with higher output powers has also benefited sales due to their higher average selling prices. Sales of high power lasers used in sintering and 3D printing applications also increased. The growth in high power lasers used in cutting applications was partially offset by a decline in high power lasers used in welding applications including automotive and battery welding.

•
The decrease in medium power sales related to fine cutting applications which is partially attributable to a move to kilowatt scale high power lasers for these applications. The decrease in sales related to fine cutting applications was partially offset by an increase in laser sintering and 3D printing applications and welding applications. Based upon the strong sales for laser sintering and 3D printing applications in the first half of 2018, we expect shipments for the remainder of the year to be at reduced levels.

•
Pulsed laser sales were relatively flat as the demand for marking and engraving application sales decreased, which was offset by the growth in sales of our newer green pulsed lasers for solar cell manufacturing applications.

•	QCW laser sales decreased due to the expected reduction in demand related to the consumer electronics investment cycle.

•
Materials processing sales also increased as a result of higher laser systems, accessories including beam delivery, and parts and service sales, which are included in Other Revenue in the Sales by Product table above. The increase in laser systems sales was driven by welding, cutting and cladding applications. Our acquisition of Innovative Laser Technologies during the third quarter of 2017 contributed to the increased sales for laser systems.

Other Applications
Sales from other applications increased 32.5%, with strong growth in advanced applications and communications, partially offset by a decline in medical applications. Within advanced applications, government sales increased largely from directed energy.

Cost of sales and gross margin. Cost of sales increased by $15.5 million, or 9.5%, to $178.6 million for the three months ended June 30, 2018 from $163.1 million for the three months ended June 30, 2017. Our gross margin increased to 56.8% for the three months ended June 30, 2018 from 55.9% for the three months ended June 30, 2017. Gross margin increased due to product mix, which included increased sales of high power, medium power and pulsed lasers with higher average powers, along with manufacturing efficiencies and lower provision for inventory reserves. These increases in gross margin were partially offset by lower average selling prices.
Sales and marketing expense. Sales and marketing expense increased by $2.4 million, or 19.8%, to $14.5 million for the three months ended June 30, 2018 from $12.1 million for the three months ended June 30, 2017. This change was primarily a result of increases in personnel and depreciation expense. As a percentage of sales, sales and marketing expense increased to 3.5% of sales for the three months ended June 30, 2018 from 3.3% for the three months ended June 30, 2017 .
Research and development expense. Research and development expense increased by $5.8 million, or 22.5%, to $31.8 million for the three months ended June 30, 2018, compared to $26.0 million for the three months ended June 30, 2017. This change was primarily a result of increases in personnel, contractors, R&D materials and depreciation expense. Research and development continues to focus on developing new products, enhancing performance of existing components, improving production processes and developing manufacturing of new components such as crystals and refining production processes to improve manufacturing yields and productivity. New products include lasers that operate at different wavelengths such as UV, visible and mid-IR, lasers with ultrafast pulses, laser based systems for material processing, projection, display and medical as well as accessories such as welding and cutting heads. In addition to new products research and development is focused on enhancing the performance of our existing products by improving their electrical efficiency and increasing their average power. As a percentage of sales, research and development expense increased to 7.7% for the three months ended June 30, 2018 from 7.0% for the three months ended June 30, 2017.
General and administrative expense. General and administrative expense increased by $4.2 million, or 21.3%, to $24.1 million for the three months ended June 30, 2018 from $19.9 million for the three months ended June 30, 2017. This change was primarily a result of increases in personnel, consultants and depreciation expense. As a percentage of sales, general and administrative expense increased to 5.8% for the three months ended June 30, 2018 from 5.4% for the three months ended June 30, 2017.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.91, Russian Ruble 57, Japanese Yen 111 and Chinese Yuan 6.86, respectively, we would have expected net sales to be $22.5 million lower, gross profit to be $14.9 million lower and total operating expenses to be $0.2 million lower.
(Gain) loss on foreign exchange. We incurred a foreign exchange loss of $2.1 million for the three months ended June 30, 2018 as compared to a $7.2 million loss for the three months ended June 30, 2017. The foreign exchange loss for the three months ended June 30, 2018 was primarily attributable to depreciation of the Chinese Yuan offset by a gain attributable to depreciation of the Euro and the Russian Ruble. The foreign exchange loss for the three months ended June 30, 2017 was primarily attributable to the appreciation of the Euro offset by depreciation of the Russian Ruble and appreciation of the Chinese Yuan as compared to the U.S. Dollar.
Provision for income taxes. Provision for income taxes was $41.9 million for the three months ended June 30, 2018 compared to $37.5 million for the three months ended June 30, 2017. The effective tax rates were 25.6% and 26.5% for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018, the effective tax rate benefited from the lower effective tax rate for income earned in the United States due to enactment of the Tax Cuts and Jobs Act (the "Tax Act") and an increase in excess tax benefits related to equity compensation, which were partially offset by provisions for uncertain tax positions and other matters.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $17.5 million to $121.6 million for the three months ended June 30, 2018 compared to $104.1 million for the three months ended June 30, 2017. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 1.2 percentage points to 29.4% for the three months ended June 30, 2018 from 28.2% for the three months ended June 30, 2017 due to the factors described above.
Results of Operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017
Net sales. Net sales increased by $118.3 million, or 18.0%, to $773.5 million for the six months ended June 30, 2018 from $655.2 million for the six months ended June 30, 2017.

Sales by Application	Six Months Ended June 30,
	2018		2017		Change
		% of Total		% of Total
Materials processing	$731,215	94.5%	$617,196	94.2%	$114,019	18.5%
Other applications	42,262	5.5%	38,023	5.8%	4,239	11.1%
Total	$773,477	100.0%	$655,219	100.0%	$118,258	18.0%

Sales by Product	Six Months Ended June 30,
	2018		2017		Change
		% of Total		% of Total
High-Power CW Lasers	$496,649	64.2%	$390,148	59.5%	$106,501	27.3%
Medium-Power CW Lasers	49,268	6.4%	49,729	7.6%	(461)	(0.9)%
Low-Power CW Lasers	7,104	0.9%	6,680	1.0%	424	6.4%
Pulsed Lasers	79,835	10.3%	73,561	11.2%	6,274	8.5%
QCW Lasers	36,292	4.7%	50,850	7.8%	(14,558)	(28.6)%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	104,329	13.5%	84,251	12.9%	20,078	23.8%
Total	$773,477	100.0%	$655,219	100.0%	$118,258	18.0%
Materials processing
Sales for materials processing applications increased due to higher sales of high-power lasers, pulsed lasers, and laser systems.

•
The growth in high power lasers related to strength in sales of cutting applications. The demand for cutting is being driven by an accelerated replacement cycle of CO2 laser-based cutting systems and displacement on non-laser machine tools such as punch-press machines. Within the cutting applications, we continue to see a migration to lasers with higher output powers which improve processing speeds and enable processing of thicker materials. The shift towards lasers with higher output powers has also benefited sales due to their higher average selling prices. The increase in high-power sales was partially offset by a decrease in high-power metal welding sales including automotive and battery welding.

•
Medium-power laser sales were consistent due to growth in laser sintering and 3D printing being offset by a decline in sales for fine cutting. The decline in sales for fine cutting is partially attributable to a move to kilowatt scale high power lasers for fine cutting applications. Based upon the strong sales for laser sintering and 3D printing applications in the first half of 2018, we expect shipments for the remainder of the year to be at reduced levels.

•
Pulsed laser sales increased due to growth in marking and engraving and cleaning, stripping and ablation, which was partially offset by decreases in welding and cutting applications. Within the pulsed laser category, the rate of sales increases was larger for green pulsed lasers than for the low power and high power pulsed lasers.

•	QCW laser sales decreased due to the expected reduction in demand related to the consumer electronics investment cycle.

•
Materials processing sales also increased as a result of higher laser systems, accessories including beam delivery, and parts and service sales, which are included in Other Revenue in the Sales by Product chart above. The increase in laser systems sales was driven by welding, cutting, and cladding applications as well as from the acquisition of ILT during the third quarter of 2017.

Other Applications
Sales from other applications increased by 11.1% with strong growth in advanced applications and growth in medical, partially offset by a decline in communications. Within advanced applications, government sales increased largely from directed energy.

Cost of sales and gross margin. Cost of sales increased by $43.5 million, or 14.9%, to $335.1 million for the six months ended June 30, 2018 from $291.7 million for the six months ended June 30, 2017. Our gross margin increased to 56.7% from 55.5% for the six months ended June 30, 2018 and 2017, respectively. Gross margin increased due to product mix, which included increased sales of high-power and pulsed lasers with higher average powers, along with manufacturing efficiencies and lower provision for inventory reserves. These increases in gross margin were partially offset by lower average selling prices.
Sales and marketing expense. Sales and marketing expense increased by $5.1 million, or 22.2%, to $28.1 million for the six months ended June 30, 2018 from $23.0 million for the six months ended June 30, 2017, primarily as a result of increased expenses for personnel, trade show and exhibitions, and depreciation. As a percentage of sales, sales and marketing expense increased to 3.6% of sales for the six months ended June 30, 2018 from 3.5% for the six months ended June 30, 2017.
Research and development expense. Research and development expense increased by $11.7 million, or 23.8%, to $60.4 million for the six months ended June 30, 2018, compared to $48.7 million for the six months ended June 30, 2017, primarily as a result of an increase in expenses related to personnel, contractors, consultants, materials used for research and development projects and depreciation. Research and development continues to focus on developing new products, enhancing performance of existing components, improving production processes and developing manufacturing of new components such as crystals and refining production processes to improve manufacturing yields and productivity. New products include lasers that operate at different wavelengths such as ultra-violet, visible and mid-infrared; lasers with ultra-fast pulses; laser-based systems for material processing, projection, display and medical; new telecom products including pluggable transceivers; and laser accessories such as scanners, welding and cutting heads. In addition to new products research and development is focused on enhancing the performance of our existing products by improving their electrical efficiency and increasing their average power. As a percentage of sales, research and development expense increased to 7.8% for the six months ended June 30, 2018 from 7.4% for the six months ended June 30, 2017.
General and administrative expense. General and administrative expense increased by $12.0 million, or 31.9%, to $49.6 million for the six months ended June 30, 2018 from $37.6 million for the six months ended June 30, 2017, primarily as a result of increased expenses for personnel, consultants, information technology, and accounting. As a percentage of sales, general and administrative expense increased to 6.4% for the six months ended June 30, 2018 from 5.7% for the six months ended June 30, 2017.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.92, Russian Ruble 58, Japanese Yen 112 and Chinese Yuan 6.88, respectively, we would have expected net sales for the six months ended June 30, 2018 to be $52.3 million lower, gross profit to be $33.4 million higher and total operating expenses would have been $2.0 million lower.
(Gain) Loss on foreign exchange. We incurred a foreign exchange gain of $3.2 million for the six months ended June 30, 2018 as compared to a loss of $11.6 million for the six months ended June 30, 2017. The gain for the six months ended June 30, 2018 was primarily attributable to the depreciation of the Euro and the Russian Ruble as compared to the U.S. Dollar, which was partially offset by a loss attributable to depreciation of the Chinese Yuan. The loss for the six months ended June 30, 2017 was primarily attributable to appreciation of the Euro compared to the U.S. Dollar partially offset by the appreciation of the Russian Ruble and the Chinese Yuan compared to the U.S. Dollar.
Provision for income taxes. Provision for income taxes was $77.4 million for the six months ended June 30, 2018 compared to $63.9 million for the six months ended June 30, 2017, representing an effective tax rate of 25.4% and 26.3% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate benefited from the lower effective tax rate for income earned in the United States due to enactment of the Tax Cuts and Jobs Act (the "Tax Act") and an increase in excess tax benefits related to equity compensation, which were partially offset by provisions for uncertain tax positions and other matters.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $48.9 million to $228.0 million for the six months ended June 30, 2018 compared to $179.1 million for the six months ended June 30, 2017. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 2.2 percentage points to 29.5% for the six months ended June 30, 2018 from 27.3% for the six months ended June 30, 2017 due to the factors described above.

Liquidity and Capital Resources
Our principal sources of liquidity as of June 30, 2018 consisted of cash and cash equivalents of $816.8 million, short-term investments of $309.0 million, unused credit lines and overdraft facilities of $109.6 million and other working capital (excluding cash and cash equivalents and short-term investments) of $500.0 million. This compares to cash and cash equivalents of $909.9 million, short-term investments of $206.3 million, unused credit lines and overdraft facilities of $111.0 million and other working capital (excluding cash and cash equivalents and short-term investments) of $439.0 million as of December 31, 2017. The decrease in cash and cash equivalents of $93.1 million relates primarily to cash used in investing activities of $228.3 million and cash used in financing activities of $42.2 million. The cash used in investing activities includes$128.2 million of net investment purchases. During second quarter of 2018, we declared and partially paid an intercompany dividend from our Germany subsidiary to the U.S. parent in order to centralize cash in our functional currency, minimize foreign currency exposure and generate investment income. These outflows were partially offset by cash provided by operating activities in the six months ended June 30, 2018 of $208.6 million. In addition, the effect of exchange rates decreased cash and cash equivalents by $31.1 million.
Short-term investments at June 30, 2018, consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year. We also hold long-term investments, included in other assets on the consolidated balance sheets, which consist of the corporate bonds detailed above with maturities of less than two years and auction rate securities totaling $26.6 million.
Our long-term debt consists of two long-term notes with a combined total outstanding balance at June 30, 2018 of $47.2 million of which $3.6 million is the current portion. We have an unsecured long-term note with an outstanding principal balance at June 30, 2018 of $21.4 million of which $1.2 million is the current portion. The interest on this unsecured long-term note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15.4 million. We have another long-term note that is secured by our corporate aircraft with an outstanding principal balance of $25.8 million of which $2.4 million is the current portion. The interest on this collateralized long-term note is fixed at 2.74% per annum. The collateralized long-term note matures in July 2022, at which time the outstanding principal balance will be $15.4 million.
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
The following table details our line-of-credit facilities as of June 30, 2018:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	Up to $50.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2020	Unsecured
Euro Credit Facility (Germany) (2)	Euro 50.0 million ($58.4 million)	Euribor plus 0.75% or EONIA 1.00%	July 2020	Unsecured, guaranteed by parent company and German subsidiary
Euro Overdraft Facilities (3)	Euro 2.0 million ($2.3 million)	1.0%-6.5%	October 2018	Common pool of assets of Italian subsidiary

(1)
This facility is available to certain foreign subsidiaries in their respective local currencies. At June 30, 2018, there were no amounts drawn on this line, however, there were $0.4 million of guarantees issued against the line which reduces total availability.

(2)
This facility is also available to certain foreign subsidiaries in their respective local currencies. At June 30, 2018, there were no drawings on this facility, however, there were $0.6 million of guarantees issued against the line which reduces total availability.

(3)	At June 30, 2018, there were no drawings.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $50.0 million and $58.4 million (or 50 million Euro as described above), respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is at least 1.5:1. Debt service is defined as required principal and interest payments during the period. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended June 30, 2018.
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
Operating activities. Net cash provided by operating activities increased by $75.4 million to $208.6 million for the six months ended June 30, 2018 from $133.1 million for the six months ended June 30, 2017. As the business and net income have grown, cash provided by net income after adding back non-cash charges has increased. For the six months ended June 30, 2018, this increase was partially offset by an increase in working capital to support the growth of the business. Our largest working capital items are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The increased cash flow from operating activities for the six months ended June 30, 2018 primarily resulted from:

•
An increase of $52.1 million million in cash provided by net income after adding back non-cash charges to $305.4 million for the six months ended June 30, 2018 as compared to $253.3 million for the same period in 2017;

•	A decrease in the cash used for accounts receivable of $9.5 million for the six months ended June 30, 2018 as compared to $73.6 million for the same period in 2017; and

•
An increase in cash provided by income taxes. Cash provided by income and other taxes payable was $14.0 million for the six months ended June 30, 2018 as compared to cash used for income and other taxes payable of $22.0 million for the same period in 2017; partially offset by

•	An increase in the cash used for inventory. Cash used for inventory was $91.0 million for the six months ended June 30, 2018 as compared to $25.8 million for the same period in 2017.
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
Investing activities. Net cash used in investing activities was $228.3 million for the six months ended June 30, 2018 as compared to cash provided by investing activities of $44.7 million in 2017. The cash used in investing activities in 2018 related to $96.5 million of capital expenditures and $128.2 million of net purchases of short-term and long-term investments. The cash provided by investing activities in 2017 related to $84.9 million of net proceeds from sales and maturities of short-term investments, partially offset by $43.6 million of capital expenditures.
We expect to incur between $170 million and $190 million in 2018 in capital expenditures. Capital expenditures include investments in facilities and equipment to add capacity worldwide to support anticipated revenue growth. In 2018, we expect capital expenditures to increase as a percentage of revenue to support the growth of our business. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash used in financing activities was $42.2 million for the six months ended June 30, 2018 as compared to $25.4 million in 2017. The cash used in financing activities in 2018 was primarily related the purchase of treasury stock of $51.1 million, partially offset by proceeds of $10.6 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units. The cash used in financing activities in 2017 was primarily related to the purchase of treasury stock of $24.1 million and payments on our long-term borrowings of $18.3 million. These cash uses were partially offset by proceeds of $17.2 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units.
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
Interest rate risk. Certain interest rates are variable and fluctuate with current market conditions. Our investments have limited exposure to market risk. We maintain a portfolio of cash, cash equivalents and short-term investments, consisting primarily of bank deposits, money market funds, certificates of deposit, corporate bonds and government and agency securities. None of these investments have a maturity date in excess of one year. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We also have long-term investments in corporate notes with maturities between one and two years. Given the modest amount of our long term investments totaling $26.6 million and the fact that we expect to hold these investments to maturity, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. The loss on foreign exchange transactions totaled $2.1 million for the three months ended June 30, 2018 compared to the loss of $7.2 million for the three months ended June 30, 2017. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. At June 30, 2018, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The U.S. Dollar denominated assets are comprised of cash, third party receivables and inter-company receivables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of June 30, 2018 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $2.5 million if the U.S. Dollar appreciated and a $2.5 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Chinese Yuan as of June 30, 2018 applied to the net U.S. Dollar liabilities balances, would result in a foreign exchange loss of $5.5 million if the U.S. Dollar appreciated and a $5.5 million foreign exchange gain if the U.S. Dollar depreciated.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. As of June 30, 2018, we are holding two foreign exchange forward contracts to hedge the value of inter-company dividends declared in Euros, which will be paid during the third quarter of 2018. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table reflects issuer purchases of equity securities for three months ended June 30, 2018.

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 — April 30, 2018	61,397	(1),(2)	224.97	—	17,195
May 1, 2018 — May 31, 2018	55,410	(1),(2)	242.34	—	3,909
June 1, 2018 — June 30, 2018	16,188	(1),(2)	251.31	—	—
Total	132,995		$235.41	—	$—

(1)
In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended June 30, 2018 a total of 1,315 shares were withheld at an average price of $239.79.

(2)
In July 2016, the Board of Directors authorized a share repurchase program (the "Program"). Under the Program, the Company's management is authorized to repurchase shares of common stock in an amount not to exceed the number of shares issued to employees and directors under its various employee and director equity compensation and employee stock purchase plans from January 1, 2016 through December 31, 2017. The Program limits aggregate share repurchases to no more than $100 million over a period ended June 30, 2018. For the three months ended June 30, 2018, the Company repurchased 131,680 shares of its common stock with an average price of $235.37 per share in the open market.

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

IPG PHOTONICS CORPORATION

Date: August 9, 2018	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen Senior Vice President and Chief Financial Officer (Principal Financial Officer)