Form 10-Q
period 2018-09-30
IPG PHOTONICS CORP
filed 2018-11-05
CIK 1111928

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 1, 2018, there were 54,364,246 and 53,400,171 shares of the registrant's common stock issued and outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$647,606	$909,900
Short-term investments	474,422	206,257
Accounts receivable, net	251,613	237,278
Inventories	397,409	307,712
Prepaid income taxes	61,222	44,944
Prepaid expenses and other current assets	50,013	47,919
Total current assets	1,882,285	1,754,010
DEFERRED INCOME TAXES, NET	19,995	26,976
GOODWILL	56,769	55,831
INTANGIBLE ASSETS, NET	45,844	51,223
PROPERTY, PLANT AND EQUIPMENT, NET	529,163	460,206
OTHER ASSETS	28,043	19,009
TOTAL ASSETS	$2,562,099	$2,367,255
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,654	$3,604
Accounts payable	29,494	35,109
Accrued expenses and other liabilities	137,060	144,417
Income taxes payable	47,777	15,773
Total current liabilities	217,985	198,903
DEFERRED INCOME TAXES AND OTHER LONG-TERM LIABILITIES	94,675	100,652
LONG-TERM DEBT, NET OF CURRENT PORTION	42,631	45,378
Total liabilities	355,291	344,933
COMMITMENTS AND CONTINGENCIES (NOTE 11)
IPG PHOTONICS CORPORATION EQUITY:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 54,362,579 and 53,398,504 shares issued and outstanding, respectively, at September 30, 2018; 54,007,708 and 53,629,439 shares issued and outstanding, respectively, at December 31, 2017	5	5
Treasury stock, at cost (964,075 and 378,269 shares held)	(160,859)	(48,933)
Additional paid-in capital	738,285	704,727
Retained earnings	1,772,941	1,443,867
Accumulated other comprehensive loss	(144,409)	(77,344)
Total IPG Photonics Corporation equity	2,205,963	2,022,322
NONCONTROLLING INTERESTS	845	—
Total equity	2,206,808	2,022,322
TOTAL LIABILITIES AND EQUITY	$2,562,099	$2,367,255
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
NET SALES	$356,346	$392,615	$1,129,823	$1,047,834
COST OF SALES	161,162	168,060	496,303	459,716
GROSS PROFIT	195,184	224,555	633,520	588,118
OPERATING EXPENSES:
Sales and marketing	13,479	13,384	41,531	36,347
Research and development	30,909	25,541	91,268	74,281
General and administrative	25,245	21,491	74,857	59,092
Loss (gain) on foreign exchange	1,688	3,917	(1,489)	15,553
Total operating expenses	71,321	64,333	206,167	185,273
OPERATING INCOME	123,863	160,222	427,353	402,845
OTHER INCOME (EXPENSE), Net:
Interest income, net	3,884	(125)	4,925	651
Other income (expense), net	423	459	1,252	(47)
Total other income	4,307	334	6,177	604
INCOME BEFORE PROVISION FOR INCOME TAXES	128,170	160,556	433,530	403,449
PROVISION FOR INCOME TAXES	(27,418)	(44,959)	(104,827)	(108,817)
NET INCOME	100,752	115,597	328,703	294,632
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	235	—	235	(26)
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION	$100,517	$115,597	$328,468	$294,658
NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE:
Basic	$1.88	$2.16	$6.12	$5.51
Diluted	$1.84	$2.11	$5.97	$5.40
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,571	53,440	53,677	53,453
Diluted	54,696	54,698	54,995	54,570
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$100,752	$115,597	$328,703	$294,632
Other comprehensive income, net of tax:
Translation adjustments	(15,047)	29,855	(67,072)	89,076
Unrealized gain (loss) on derivatives	(5)	11	(3)	(35)
Effect of adopted accounting standards	—	—	10	—
Available-for-sale investments, net of tax, reclassified to net income	—	—	—	298
Total other comprehensive (loss) income	(15,052)	29,866	(67,065)	89,339
Comprehensive income	85,700	145,463	261,638	383,971
Comprehensive income (loss) attributable to noncontrolling interests	196	—	196	(26)
Comprehensive income attributable to IPG Photonics Corporation	$85,504	$145,463	$261,442	$383,997
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$328,703	$294,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,894	46,416
Deferred income taxes	2,954	14,534
Stock-based compensation	21,443	16,989
Unrealized (gain) loss on foreign currency transactions	(1,779)	8,197
Other	(1,936)	699
Provisions for inventory, warranty & bad debt	30,582	34,690
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(26,058)	(56,416)
Inventories	(122,051)	(39,697)
Prepaid expenses and other current assets	(4,925)	(1,560)
Accounts payable	(1,319)	3,423
Accrued expenses and other liabilities	(20,095)	1,809
Income and other taxes payable	15,838	(26,866)
Net cash provided by operating activities	280,251	296,850
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and deposits on property, plant and equipment	(133,355)	(99,221)
Proceeds from sales of property, plant and equipment	755	15,437
Purchases of investments	(566,498)	(146,585)
Proceeds from sales and maturities of investments	286,346	188,143
Acquisitions of businesses, net of cash acquired	(4,423)	(50,594)
Other	307	(496)
Net cash used in investing activities	(416,868)	(93,316)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line-of-credit facilities	255	6,761
Payments on line-of-credit facilities	(255)	(6,761)
Purchase of noncontrolling interests	—	(197)
Proceeds on long-term borrowings	—	28,000
Principal payments on long-term borrowings	(2,696)	(18,951)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	12,115	23,296
Cash contributed by noncontrolling interests	378	—
Purchase of treasury stock, at cost	(111,926)	(26,911)
Net cash (used in) provided by financing activities	(102,129)	5,237
EFFECT OF CHANGES IN EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(23,548)	47,641
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(262,294)	256,412
CASH AND CASH EQUIVALENTS — Beginning of period	909,900	623,855
CASH AND CASH EQUIVALENTS — End of period	$647,606	$880,267
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,402	$1,965
Cash paid for income taxes	$94,801	$118,660
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$3,787	$3,290
Inventory transferred to machinery and equipment	$2,114	$4,087
Changes in accounts payable related to property, plant and equipment	$(3,337)	$(15)
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Nine Months Ended September 30,
	2018		2017
	(In thousands, except share and per share data)
	Shares	Amount	Shares	Amount
COMMON STOCK
Balance, beginning of year	53,629,439	$5	53,251,805	$5
Exercise of stock options and conversion of restricted stock units	342,673	—	543,547	—
Common stock issued under employee stock purchase plan	12,198	—	19,882	—
Purchased common stock	(585,806)	—	(215,860)	—
Balance, end of period	53,398,504	5	53,599,374	5
TREASURY STOCK
Balance, beginning of year	(378,269)	(48,933)	(102,774)	(8,946)
Purchased treasury stock	(585,806)	(111,926)	(215,860)	(26,911)
Balance, end of period	(964,075)	(160,859)	(318,634)	(35,857)
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year		704,727		650,974
Stock-based compensation		21,443		16,989
Common stock issued under employee stock option plan, net of shares withheld for employee taxes		9,827		21,627
Proceeds from issuance of common stock issued under employee stock purchase plan		2,288		1,669
Effect of adopted accounting standards		—		2,078
Balance, end of period		738,285		693,337
RETAINED EARNINGS
Balance, beginning of year		1,443,867		1,094,108
Net income attributable to IPG Photonics Corporation		328,468		294,658
Effect of adopted accounting standards		606		2,145
Balance, end of period		1,772,941		1,390,911
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year		(77,344)		(178,583)
Translation adjustments		(67,072)		89,023
Unrealized loss on derivatives, net of tax		(3)		(35)
Unrealized loss on available-for-sale investments, net of tax		—		(240)
Realized loss on available-for-sale investments, net of tax, reclassified to net income		—		538
Effect of adopted accounting standards		10		—
Balance, end of period		(144,409)		(89,297)
TOTAL IPG PHOTONICS CORPORATION EQUITY		2,205,963		1,959,099
NONCONTROLLING INTERESTS ("NCI")
Balance, beginning of year		—		166
Noncontrolling interest of acquired company		649		(197)
Net income (loss) attributable to NCI		235		(26)
Translation adjustments		(39)		57
Balance, end of period		845		—
TOTAL EQUITY		$2,206,808		$1,959,099
See notes to consolidated financial statements.

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
The Company often receives orders with multiple delivery dates that may extend across several reporting periods. The Company allocates the transaction price of the contract to each delivery based on the product standalone selling price. The Company invoices for each scheduled delivery upon shipment and recognizes revenues for such delivery at that point, assuming transfer of control has occurred. As scheduled delivery dates are generally within 1 year, under the optional exemption provided by ASC 606-10-50-14 revenues allocated to future shipments of partially completed contracts are not disclosed.
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
Reclassifications — Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on the reported results of operations.
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
Other Pronouncements Currently Under Evaluation —
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02" or "the new lease standard"). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than twelve months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-11, which provides an additional transition method for implementing the new lease standard. The Company will adopt the provisions of ASU 2018-11 by applying the standard at the adoption date and recognizing a cumulative-effect adjustment. The Company is currently completing its review of the lease population and is in the process of implementing a software solution to assist with lease accounting and evaluating footnote disclosures. The Company does not expect that the standard will have a material effect on its consolidated financial statements upon adoption.
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
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Sales by Application
Materials processing	$334,498	$1,065,712
Other applications	21,848	64,111
Total	$356,346	$1,129,823

PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Sales by Product
High Power Continuous Wave ("CW") Lasers	$227,462	$724,111
Medium Power CW Lasers	15,825	65,092
Low Power CW Lasers	3,276	10,380
Pulsed Lasers	35,408	115,243
Quasi-Continuous Wave ("QCW") Lasers	18,276	54,568
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	56,099	160,429
Total	$356,346	$1,129,823

Sales by Geography
United States and other North America	$53,762	$140,704
Europe:
Germany	21,714	86,939
Other including Eastern Europe/CIS	66,392	225,717
Asia and Australia:
China	158,853	511,852
Japan	21,871	60,927
Other	31,953	99,476
Rest of World	1,801	4,208
Total	$356,346	$1,129,823

Timing of Revenue Recognition
Goods and services transferred at a point in time	$355,191	$1,126,285
Services transferred over time	1,155	3,538
Total	$356,346	$1,129,823
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
Before the transition date (under ASC 605, Revenue Recognition), the Company deferred revenue for installation services in an amount equal to the greater of the cash received or the fair value for installation. Under the new revenue standard, the standalone selling price for installation services is deferred until control has transferred. The standalone selling price for installation services is determined based on the estimated number of days of service technician time required for installation at standard service rates. The impact of applying ASC 606 was a decrease in revenue recognized during the three months ended September 30, 2018 of $37 and a decrease for the nine months ended September 30, 2018 of $84 as compared to revenue accounted for under ASC 605.

PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table reflects the changes in the Company's contract liabilities for the nine months ended September 30, 2018:

	September 30,	January 1,
	2018	2018	Change

Contract liabilities
Customer deposits	$36,967	$36,937	$30	0.1%
Deferred revenue - current	11,307	9,571	1,736	18.1%
Deferred revenue - long-term	1,374	182	1,192	654.9%
During the three and nine months ended September 30, 2018, the Company recognized revenue of $3,355 and $38,885, respectively, that was included in the customer deposits and deferred revenue balances at the beginning of the period.
The following table represents the Company's remaining performance obligations for sales of installation services and extended warranties and contracts with customer acceptance provisions included in deferred revenue as of September 30, 2018:

	Remaining Performance Obligations
	2018	2019	2020	2021	2022	2023	Total
Revenue expected to be recognized upon customer acceptance	$7,443	$24	$3	$—	$—	$—	$7,470
Revenue expected to be recognized on contracts for installation services	246	236	—	—	—	—	482
Revenue expected to be recognized for extended warranty agreements	1,165	1,910	576	349	178	60	4,238
Revenue deferred based on volume discount incentives	—	491	—	—	—	—	491
Total	$8,854	$2,661	$579	$349	$178	$60	$12,681

4. FAIR VALUE MEASUREMENTS
The Company's financial instruments consist of cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, drawings on revolving lines of credit, long-term debt, contingent purchase consideration, and an interest rate swap.
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
The carrying amounts of money market fund deposits, term deposits, accounts receivable, accounts payable and drawings on revolving lines of credit are considered reasonable estimates of their fair market value due to the short maturity of most of these instruments or as a result of the competitive market interest rates, which have been negotiated. The Company's bond securities are reported at fair value based upon quoted prices for instruments with identical terms in active markets. The Company's commercial paper securities reported at fair value are based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability, and are therefore classified as Level 2. At September 30, 2018 and December 31, 2017, the Company's long-term debt consisted of a variable rate long-term note and a fixed rate long-term note. The book value of the long-term notes approximates the fair market value.

PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents information about the Company's assets and liabilities measured at fair value:

	Fair Value Measurements at September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$316,442	$316,442	$—	$—
U.S. Treasury and agency obligations	8,999	8,999	—	—
Commercial paper	89,312	—	89,312	—
Short-term investments
U.S. Treasury and agency obligations	113,094	113,094	—	—
Corporate bonds	196,856	196,856	—	—
Commercial paper	164,255	—	164,255	—
Long-term investments and other assets:
Corporate bonds	13,771	13,771	—	—
Auction rate securities	967	—	—	967
Interest rate swap	13	—	13	—
Total	$903,709	$649,162	$253,580	$967
Liabilities
Long-term debt	$46,285	$—	$46,285	$—
Contingent purchase consideration	902	—	—	902
Total	$47,187	$—	$46,285	$902

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market fund deposits and term deposits	$425,917	$425,917	$—	$—
Short-term investments
U.S. Treasury and agency obligations	41,217	41,217	—	—
Corporate bonds	131,048	131,048	—	—
Commercial paper	33,896	33,896	—	—
Long-term investments and other assets:
Auction rate securities	1,016	—	—	1,016
Interest rate swaps	16	—	16	—
Total	$633,110	$632,078	$16	$1,016
Liabilities
Long-term debt	$48,982	$—	$48,982	$—
Contingent purchase consideration	902	—	—	902
Total	$49,884	$—	$48,982	$902

The fair value of the short-term investments considered held-to-maturity as of September 30, 2018 and December 31, 2017 was $474,205 and $206,161, respectively, which represents an unrealized loss of $(217) and $(96), respectively, as compared to the book value recorded on the Consolidated Balance Sheets for the same periods. The fair value of the long-term investments considered held-to-maturity as of September 30, 2018 was $14,738, which represented an unrealized gain of $118, as compared to the book value of $14,620 recorded within Other Assets on the Consolidated Balance Sheets for the same period.

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
The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Auction rate securities
Balance, beginning of period	$1,174	$1,148	$1,016	$1,144
Period transactions	(207)	(138)	(207)	(138)
Change in fair value and accretion	—	2	158	6
Balance, end of period	$967	$1,012	$967	$1,012
Contingent purchase consideration
Balance, beginning of period	$902	$—	$902	$—
Balance, end of period	$902	$—	$902	$—

The following table presents the effective maturity dates of held-to-maturity debt investments as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$572,815	$572,516	$206,161	$206,161
1 through 5 years	13,776	13,771	—	—
Greater than 5 years	844	967	1,016	1,016
Total	$587,435	$587,254	$207,177	$207,177

5. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2018	2017
Components and raw materials	$240,635	$145,261
Work-in-process	40,763	43,646
Finished components and devices	116,011	118,805
Total	$397,409	$307,712
The Company recorded inventory provisions totaling $3,076 and $4,033 for the three months ended September 30, 2018 and 2017, respectively, and $9,930 and $13,439 for the nine months ended September 30, 2018 and 2017, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished components and devices.

PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
6. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2018:

Amounts
Balance at January 1	$55,831
Goodwill arising from acquisition	4,072
Adjustment to goodwill during measurement period	(2,948)
Foreign exchange adjustment	(186)
Balance at September 30	$56,769
Intangible assets, subject to amortization, consisted of the following:

	September 30, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives

Patents	$8,036	$(5,893)	$2,143	8 Years	$8,036	$(5,486)	$2,550	8 Years
Customer relationships	25,577	(5,603)	19,974	11 Years	26,768	(5,584)	21,184	11 Years
Production know-how	6,768	(5,595)	1,173	8 Years	6,820	(5,035)	1,785	8 Years
Technology, trademark and trade names	32,358	(9,804)	22,554	7 Years	32,564	(6,860)	25,704	8 Years
Total	$72,739	$(26,895)	$45,844		$74,188	$(22,965)	$51,223
During the second quarter of 2018, the Company acquired 100% of the shares of robot concept GmbH ("RC"). RC is located near Munich, Germany, and is an integrator of laser-based systems. The Company paid $4,453 to acquire RC, which represents the fair value on that date. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which amounted to $4,072. The goodwill arising from the acquisition will not be deductible for tax purposes. As a result of the acquisition, the Company recorded intangible assets of $104 related to trademark and trade name with a weighted-average useful life of 1 year and $557 related to customer relationships with a weighted-average life of 10 years.
Amortization expense for the three months ended September 30, 2018 and 2017 was $1,982 and $1,725, respectively. Amortization for the nine months ended September 30, 2018 and 2017 was $5,821 and $3,958, respectively. The estimated future amortization expense for intangibles for the remainder of 2018 and subsequent years is as follows:

2018	2019	2020	2021	2022	Thereafter	Total
$1,870	$7,400	$6,747	$6,574	$5,775	$17,478	$45,844

7. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2018	2017
Accrued compensation	$57,037	$63,203
Customer deposits and deferred revenue	48,274	47,324
Current portion of accrued warranty	22,045	25,059
Other	9,704	8,831
Total	$137,060	$144,417

8. PRODUCT WARRANTIES

PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The Company typically provides 1 to 3-year parts and service warranties on lasers and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
The following table summarizes product warranty accrual activity recorded during the nine months ended September 30, 2018 and 2017.

	2018	2017
Balance at January 1	$47,517	$33,978
Provision for warranty accrual	19,050	20,284
Warranty claims	(13,827)	(11,746)
Foreign currency translation	(1,057)	2,459
Balance at September 30	$51,683	$44,975
Accrued warranty reported in the accompanying consolidated financial statements as of September 30, 2018 and December 31, 2017 consisted of $22,045 and $25,059 in accrued expenses and other liabilities and $29,638 and $22,458 in other long-term liabilities, respectively.
9. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	September 30,	December 31,
	2018	2017
Long-term notes	46,285	48,982
Less: current portion	(3,654)	(3,604)
Total long-term debt	$42,631	$45,378
At September 30, 2018, the Company has an unsecured long-term note with an outstanding principal balance $21,078, of which, $1,188 is the current portion. The interest on this unsecured long-term note is variable at 1.2% above LIBOR and is fixed using an interest rate swap at 2.9% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15,438. Also at September 30, 2018, the Company has another long-term note that is secured by its corporate aircraft with a outstanding principal balance of $25,207, of which, $2,466 is the current portion. The interest on this collateralized long-term note is fixed at 2.7% per annum. The collateralized long-term note matures in July 2022, at which time the outstanding principal balance will be $15,375.
The Company maintains both a $50,000 and a €50,000 ($58,009) line-of-credit, which are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. It also maintains a €2,000 ($2,320) overdraft facility.  At September 30, 2018 and December 31, 2017, there were no amounts drawn on the U.S. line-of-credit, and there were $955 and $520, respectively, of guarantees issued against the facility which reduce the amount of the facility available to draw. At September 30, 2018 and December 31, 2017, there were no amounts drawn on the Euro line-of-credit, and there were $1,222 and $798, respectively, of guarantees issued against those facilities which reduce the amount available to draw. At September 30, 2018 and December 31, 2017, there were no amounts drawn on the Euro overdraft facility. After providing for the guarantees used, the total unused credit lines and overdraft facilities are $108,152 at September 30, 2018.
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
The Company recognizes all derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. During the second quarter of 2018, the Company entered into foreign currency forward contracts to hedge the value of intercompany dividends declared in Euros by the Company's German subsidiary. The dividends were paid in the second and third quarters of 2018. These contracts were not designated as hedging instruments for accounting purposes. There are no foreign currency forward contracts outstanding at September 30, 2018. The Company also has an interest rate swap that is classified as a cash flow hedge of its variable rate debt.
The fair value amounts in the consolidated balance sheets were:

PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Notional Amounts[1]		Other Assets		Other Current Liabilities
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Derivative designated as a cash flow hedge:
Interest rate swap	$21,078	$21,969	$13	$16	$—	$—
  (1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

Gains associated with derivative instruments not designated as hedging instruments are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2018	2017	2018	2017
Gain (loss) recognized in income	Gain (loss) on foreign exchange	$1,169	$—	$(19)	$—

The following table reflects the effect of the interest rate swap contract designated as a cash flow hedging instrument in the Company's financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Effective portion recognized in other comprehensive income, pretax:
Interest rate swap	$(5)	$(7)	$(3)	$(47)

11. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business.
These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of September 30, 2018 and through the filing date of these Consolidated Financial Statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.
12. INCOME TAXES
The effective tax rates for the three months ended September 30, 2018 and 2017 were 21.4% and 28.0%, respectively. For the nine months ended September 30, 2018 and 2017, the effective tax rates were 24.2% and 27.0%, respectively. The reduction in the tax rate is partially due to the reduction in the U.S. statutory tax rate to 21%.
There were discrete tax benefits of $660 and $5,714 for the three months ended September 30, 2018 and 2017, respectively, and $5,178 and $14,761 for the nine months ended September 30, 2018 and 2017, respectively. The discrete benefits for the three months ended September 30, 2018 include $1,026 related to excess equity based compensation and $4,247 for return to provision adjustments. These were offset by discrete detriments for a U.S. tax rate adjustment of $2,195 related to profit in inventory from 2017 that flowed through to consolidated earnings in 2018 and $3,046 related to a valuation allowance primarily related to state tax credits. The discrete benefits for the nine months ended September 30, 2018 include $10,920 related to excess equity based compensation and $4,001 related to provision to return adjustments. These were offset by discrete detriments for the U.S. tax rate adjustment of 6,584 related to profit in inventory from 2017 that flowed through to consolidated earnings in 2018 and 3,046 related to a valuation allowance reflected primarily for state tax credits that exceed state income taxes in specific states. The discrete benefits in the three months ended September 30, 2017 include $3,738 related to excess equity based compensation and $2,111 related to provision to return related adjustments. The discrete benefits for the nine months ended September 30, 2017 include $10,883 related to excess equity based compensation, $2,240 related to the reversal of a tax reserve and $2,111 related to provision to return adjustments.

PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
In addition to the discrete items above, the effective tax rate for the three months ended September 30, 2018 benefited from certain tax adjustments made in accordance with SAB 118. SAB 118 provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act and allows a measurement period of up to one year from enactment to complete the accounting under ASC 740. The Company reduced its annual effective rate because of changes in the Global Intangible Low Taxed Income ("GILTI") tax calculation resulting from newly proposed regulations issued by the Treasury. The impact reduced the estimated tax expense for the nine months ended September 30, 2018 by $7,939, of which $4,747 had been reflected in tax expense as of June 30, 2018. The Company also finalized its calculation of the liability due to the deemed repatriation tax included in the Tax Act and recorded a $3,621 tax benefit which is included in the discrete benefit for provision to return adjustments detailed above.
The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes. The Company continues to classify interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  The following is a summary of the activity of the Company’s unrecognized tax benefits for nine months ended September 30, 2018 and 2017:

	2018	2017
Balance at January 1	$10,370	$6,403
Change in prior period positions	(1,067)	(2,240)
Additions for tax positions in current period	1,012	1,500
Foreign currency translation	(771)	—
Balance at September 30	$9,544	$5,663

Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate, if recognized. The Company is under tax audit in Germany (2013 - 2016) and Japan (2015 - 2017) and has been notified that a tax audit in Korea (2013 – 2017) will start later this year.
13. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to IPG Photonics Corporation	$100,517	$115,597	$328,468	$294,658

Weighted average shares	53,571	53,440	53,677	53,453
Dilutive effect of common stock equivalents	1,125	1,258	1,318	1,117
Diluted weighted average common shares	54,696	54,698	54,995	54,570
Basic net income attributable to IPG Photonics Corporation per share	$1.88	$2.16	$6.12	$5.51
Diluted net income attributable to IPG Photonics Corporation per share	$1.84	$2.11	$5.97	$5.40

For the three months ended September 30, 2018 and 2017, respectively, the computation of diluted weighted average common shares excludes 20,400 and 8,800 common stock equivalents because the effect of including them would be anti-dilutive. The shares excluded for the three months ended September 30, 2018 and 2017, respectively are comprised of 10,500 and 3,800 restricted stock units ("RSUs") and 5,100 and 0 performance stock units ("PSUs"), and 4,800 and 5,000 non-qualified stock options, respectively. For the nine months ended September 30, 2018 and 2017, respectively, the computation of diluted weighted average common shares excludes 28,100 and 53,600 common stock equivalents because the effect of including them would be anti-dilutive.The shares excluded for the nine months ended September 30, 2018 and 2017, respectively, are comprised of 18,400 and 14,900 RSUs, 3,800 and 35,900 non-qualified stock options and 5,900 and 2,800 performance stock units.
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
For the three months ended September 30, 2018  and 2017, the Company repurchased 371,228 shares and 17,328 shares of its common stock with an average price of $163.95 per share and $161.55 per share in the open market, respectively. The impact on the reduction of weighted average shares for the three months ended September 30, 2018 and 2017 was 119,911 shares and 9,964 shares, respectively. During the nine months ended September 30, 2018 and 2017, the Company repurchased a total of 585,806 shares and 215,860 shares of its common stock with an average price of $191.06 per share and $124.67 per share in the open market, respectively. The impact on the reduction of weighted average shares for the nine months ended September 30, 2018 and 2017 was 177,159 shares and 136,184 shares, respectively.

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
The average selling prices of our products generally decrease as the products mature. These decreases result from factors such as decreased manufacturing costs and increases in unit volumes, increased competition, the introduction of new products and market share considerations. In the past, we have lowered our selling prices in order to penetrate new markets and applications. Furthermore, we negotiate discounted selling prices from time to time with certain customers that place high unit volume orders.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $3.1 million and $4.0 million for the three months ended September 30, 2018 and 2017, respectively, and $16.9 million, $22.8 million and $15.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 28% for the nine months ended September 30, 2018 and 28%, 22% and 25% for the full years 2017, 2016 and 2015, respectively. One of our customers accounted for 13% and 14% of our net sales for the nine months ended September 30, 2018 and 2017. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017
Net sales. Net sales decreased by $36.3 million, or 9.2%, to $356.3 million for the three months ended September 30, 2018 from $392.6 million for the three months ended September 30, 2017.

Sales by Application	Three Months Ended September 30,
	2018		2017		Change
		% of Total		% of Total
Materials processing	$334,497	93.9%	$374,725	95.4%	$(40,228)	(10.7)%
Other applications	21,849	6.1%	17,890	4.6%	3,959	22.1%
Total	$356,346	100.0%	$392,615	100.0%	$(36,269)	(9.2)%

Sales by Product	Three Months Ended September 30,
	2018		2017		Change
		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$227,462	63.8%	$244,239	62.2%	$(16,777)	(6.9)%
Medium Power CW Lasers	15,825	4.4%	30,423	7.7%	(14,598)	(48.0)%
Low Power CW Lasers	3,276	0.9%	3,138	0.8%	138	4.4%
Pulsed Lasers	35,408	9.9%	39,881	10.2%	(4,473)	(11.2)%
Quasi-Continuous Wave ("QCW") Lasers	18,276	5.1%	23,765	6.1%	(5,489)	(23.1)%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	56,099	15.9%	51,169	13.0%	4,930	9.6%
Total	$356,346	100.0%	$392,615	100.0%	$(36,269)	(9.2)%
Materials processing
Sales for materials processing applications decreased due to lower sales from high power lasers, medium power lasers, pulsed lasers and QCW lasers offset by increased revenue from laser systems.
• The decline in high power lasers related to the decrease in sales of metal welding, cutting, and laser sintering applications. The decrease in sales of high power lasers used in metal welding applications was driven by reduced sales into traditional automotive and electric vehicle battery welding, as well as a decrease in average selling prices. Within cutting applications, decreased sales of products at one to five kilowatts, driven by weaker demand in China and Europe and lower average selling prices, were partially offset by increased sales of ultra-high power lasers at six kilowatts or greater.
• The decrease in medium power sales related to weakness in the laser sintering business. In addition, reduced revenue in fine cutting applications was partially attributable to a move to kilowatt scale high power lasers for these applications.
• The decrease in pulsed laser sales were due to the decline in sales of low and high power pulsed products, which were partially offset by the growth in green, ultraviolet and ultrafast pulsed lasers.
• QCW laser sales decreased due to the expected reduction in demand related to the consumer electronics investment cycle, partially offset by growth in higher power QCW products for welding and aerospace drilling applications.
•  The decrease in materials processing sales were partially offset by the increase in sales of laser systems and parts and service sales, which are included in Other Revenue in the Sales by Product table above. The increase in laser systems sales was driven by macro-systems and contributions from micro-systems and the seam stepper, which is mainly used for automotive applications.
Other Applications
Sales from other applications increased with strong growth in communications and government, partially offset by a decline in medical and scientific applications. Government sales increased largely from directed energy applications.
Cost of sales and gross margin. Cost of sales decreased by $6.9 million, or 4.1%, to $161.2 million for the three months ended September 30, 2018 from $168.1 million for the three months ended September 30, 2017. Our gross margin decreased to 54.8% for the three months ended September 30, 2018 from 57.2% for the three months ended September 30, 2017. Gross margin decreased due to lower absorption of manufacturing expenses and lower average prices, partially offset by continued cost reduction initiatives that reduced the cost of certain components.

Sales and marketing expense. Sales and marketing expense remained consistent at $13.5 million for the three months ended September 30, 2018 compared with $13.4 million for the three months ended September 30, 2017. As a percentage of sales, sales and marketing expense increased to 3.8% of sales for the three months ended September 30, 2018 from 3.4% for the three months ended September 30, 2017 .
Research and development expense. Research and development expense increased by $5.4 million, or 21.0%, to $30.9 million for the three months ended September 30, 2018, compared to $25.5 million for the three months ended September 30, 2017. This change was primarily a result of increases in personnel, contractors and consultants, R&D materials and depreciation expense. Research and development continues to focus on developing new products, enhancing performance of existing components, improving production processes, developing manufacturing of new components and refining production processes to improve manufacturing yields and productivity. New products include lasers that operate at different wavelengths such as UV, visible and mid-IR and lasers with ultrafast pulses. We also continue to develop laser based systems for material processing, projection, display and medical as well as accessories such as welding heads, cutting heads and weld monitoring systems. We are developing new transceiver module products for telecommunication applications.  In addition to new products, research and development is focused on enhancing the performance of our existing products and components such as diodes and crystals in order to improve the performance of our lasers and reduce their manufacturing cost. As a percentage of sales, research and development expense increased to 8.7% for the three months ended September 30, 2018 from 6.5% for the three months ended September 30, 2017.
General and administrative expense. General and administrative expense increased by $3.7 million, or 17.5%, to $25.2 million for the three months ended September 30, 2018 from $21.5 million for the three months ended September 30, 2017. This change was primarily a result of increases in outside services, bad debt and depreciation expense. As a percentage of sales, general and administrative expense increased to 7.1% for the three months ended September 30, 2018 from 5.5% for the three months ended September 30, 2017.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.85, Russian Ruble 59, Japanese Yen 111 and Chinese Yuan 6.67, respectively, we would have expected net sales to be $8.4 million higher, gross profit to be $4.2 million higher and total operating expenses to be $1.6 million higher.
(Gain) loss on foreign exchange. We incurred a foreign exchange loss of $1.7 million for the three months ended September 30, 2018 as compared to a $3.9 million loss for the three months ended September 30, 2017. The foreign exchange loss for the three months ended September 30, 2018 was primarily attributable to depreciation of the Chinese Yuan offset by a gain attributable to depreciation of the Russian Ruble. The foreign exchange loss for the three months ended September 30, 2017 was primarily attributable to the appreciation of the Euro and the Russian Ruble, partially offset by a gain attributable to appreciation of the Chinese Yuan as compared to the U.S. Dollar.
Provision for income taxes. Provision for income taxes was $27.4 million for the three months ended September 30, 2018 compared to $45.0 million for the three months ended September 30, 2017. The effective tax rates were 21.4% and 28.0% for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018, the effective tax rate benefited from the lower effective tax rate for income earned in the United States due to enactment of the Tax Cuts and Jobs Act (the "Tax Act"), an increase in excess tax benefits related to equity compensation, provision to return benefits, and a reduction in the estimated full year tax rate due to recent draft proposals issued by the US Treasury Department regarding implementation of the Tax Act. These benefits were partially offset by provisions for uncertain tax positions, a valuation allowance on state tax credits and other matters.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $15.1 million to $100.5 million for the three months ended September 30, 2018 compared to $115.6 million for the three months ended September 30, 2017. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 1.2 percentage points to 28.2% for the three months ended September 30, 2018 from 29.4% for the three months ended September 30, 2017 due to the factors described above.
Results of Operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Net sales. Net sales increased by $82.0 million, or 7.8%, to $1,129.8 million for the nine months ended September 30, 2018 from $1,047.8 million for the nine months ended September 30, 2017.

Sales by Application	Nine Months Ended September 30,
	2018		2017		Change
		% of Total		% of Total
Materials processing	$1,065,712	94.3%	$991,921	94.7%	$73,791	7.4%
Other applications	64,111	5.7%	55,913	5.3%	8,198	14.7%
Total	$1,129,823	100.0%	$1,047,834	100.0%	$81,989	7.8%

Sales by Product	Nine Months Ended September 30,
	2018		2017		Change
		% of Total		% of Total
High Power CW Lasers	$724,111	64.1%	$634,387	60.6%	$89,724	14.1%
Medium Power CW Lasers	65,092	5.8%	80,152	7.7%	(15,060)	(18.8)%
Low Power CW Lasers	10,380	0.9%	9,818	0.9%	562	5.7%
Pulsed Lasers	115,243	10.2%	113,442	10.8%	1,801	1.6%
QCW Lasers	54,568	4.8%	74,615	7.1%	(20,047)	(26.9)%
Other Revenue including Amplifiers, Laser Systems, Service, Parts, Accessories and Change in Deferred Revenue	160,429	14.2%	135,420	12.9%	25,009	18.5%
Total	$1,129,823	100.0%	$1,047,834	100.0%	$81,989	7.8%
Materials processing
Sales for materials processing applications increased due to higher sales of high power lasers, pulsed lasers, and laser systems.
• The growth in high power laser sales related to strength in sales of cutting applications. Within the cutting applications, we continue to see a migration to lasers with higher output powers which improve processing speeds and enable processing of thicker materials. The shift towards lasers with higher output powers has also benefited sales due to their higher average selling prices. The increase in high-power sales was partially offset by a decrease in high-power metal welding sales used in traditional automotive and electric vehicle battery welding
•  The decrease in medium power laser sales is due to the shift in cutting to kilowatt-scale lasers and the decrease in sales for laser sintering applications.
•  Pulsed laser sales increased due to solar cell manufacturing, and cleaning and stripping, which was partially offset by decreases in welding, and marking & engraving applications. Within the pulsed laser category, the sales for green pulsed lasers increased significantly and sales for low pulsed laser increased slightly, which was partially offset by the decrease in sales of high power pulsed lasers.
• QCW laser sales decreased due to the expected reduction in demand related to the consumer electronics investment cycle.
• Materials processing sales also increased as a result of higher laser systems, accessories including beam delivery, and parts and service sales, which are included in Other Revenue in the Sales by Product chart above. The increase in laser systems sales was driven by welding, cutting, cladding, and other micro-material applications as well as from the acquisition of ILT during the third quarter of 2017.
Other Applications
Sales from other applications increased with strong growth in government sales and slight growth in communications, instruments, and semiconductor sales which were partially offset by a decline in scientific sales. Within advanced applications, government sales increased primarily due to an increase in sales for directed energy applications.
Cost of sales and gross margin. Cost of sales increased by $36.6 million, or 8.0%, to $496.3 million for the nine months ended September 30, 2018 from $459.7 million for the nine months ended September 30, 2017. Our gross margin remained consistent at 56.1% for the nine months ended September 30, 2018 and 2017. Reductions in the cost to manufacture components and lasers were offset by decreases in average selling prices.

Sales and marketing expense. Sales and marketing expense increased by $5.2 million, or 14.3%, to $41.5 million for the nine months ended September 30, 2018 from $36.3 million for the nine months ended September 30, 2017, primarily as a result of increased expenses for personnel, trade show and exhibitions, travel and depreciation. As a percentage of sales, sales and marketing expense increased to 3.7% of sales for the nine months ended September 30, 2018 from 3.5% for the nine months ended September 30, 2017.
Research and development expense. Research and development expense increased by $17.0 million, or 22.9%, to $91.3 million for the nine months ended September 30, 2018, compared to $74.3 million for the nine months ended September 30, 2017, primarily as a result of an increase in expenses related to personnel, contractors, consultants, materials used for research and development projects, premise-related costs and depreciation. Research and development continues to focus on developing new products, enhancing performance of existing components, improving production processes, developing manufacturing of new components and refining production processes to improve manufacturing yields and productivity. New products include lasers that operate at different wavelengths such as UV, visible and mid-IR and lasers with ultrafast pulses. We also continue to develop laser based systems for material processing, projection, display and medical as well as accessories such as welding heads, cutting heads and weld monitoring systems. We are developing new transceiver module products for telecommunication applications. In addition to new products, research and development is focused on enhancing the performance of our existing products and components such as diodes and crystals in order to improve the performance of our lasers and reduce their manufacturing cost. As a percentage of sales, research and development expense increased to 8.1% for the nine months ended September 30, 2018 from 7.1% for the nine months ended September 30, 2017.
General and administrative expense. General and administrative expense increased by $15.8 million, or 26.7%, to $74.9 million for the nine months ended September 30, 2018 from $59.1 million for the nine months ended September 30, 2017, primarily as a result of increased expenses for personnel, legal, accounting, information technology, and depreciation. As a percentage of sales, general and administrative expense increased to 6.6% for the nine months ended September 30, 2018 from 5.6% for the nine months ended September 30, 2017.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.90, Russian Ruble 58, Japanese Yen 112 and Chinese Yuan 6.81, respectively, we would have expected net sales for the nine months ended September 30, 2018 to be $43.9 million lower, gross profit to be $29.1 million lower and total operating expenses would have been $0.5 million lower.
(Gain) Loss on foreign exchange. We incurred a foreign exchange gain of $1.5 million for the nine months ended September 30, 2018 as compared to a loss of $15.6 million for the nine months ended September 30, 2017. The gain for the nine months ended September 30, 2018 was primarily attributable to the depreciation of the Euro and the Russian Ruble as compared to the U.S. Dollar, which was partially offset by a loss attributable to depreciation of the Chinese Yuan. The loss for the nine months ended September 30, 2017 was primarily attributable to appreciation of the Euro and Russian Ruble compared to the U.S. Dollar, which was partially offset by a gain from appreciation of the Chinese Yuan.

Provision for income taxes. Provision for income taxes was $104.8 million for the nine months ended September 30, 2018 compared to $108.8 million for the nine months ended September 30, 2017, representing an effective tax rate of 24.2% and 27.0% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate benefited from the lower effective tax rate for income earned in the United States due to enactment of the Tax Cuts and Jobs Act (the "Tax Act"), an increase in excess tax benefits related to equity compensation and provision to return benefits, which were partially offset by provisions for uncertain tax positions, a valuation allowance on state tax credits and other matters.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $33.8 million to $328.5 million for the nine months ended September 30, 2018 compared to $294.7 million for the nine months ended September 30, 2017. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 1.0 percentage point to 29.1% for the nine months ended September 30, 2018 from 28.1% for the nine months ended September 30, 2017 due to the factors described above.

Liquidity and Capital Resources
Our principal sources of liquidity as of September 30, 2018 consisted of cash and cash equivalents of $647.6 million, short-term investments of $474.4 million, unused credit lines and overdraft facilities of $108.2 million and other working capital (excluding cash and cash equivalents and short-term investments) of $542.3 million. This compares to cash and cash equivalents of $909.9 million, short-term investments of $206.3 million, unused credit lines and overdraft facilities of $111.0 million and other working capital (excluding cash and cash equivalents and short-term investments) of $439.0 million as of December 31, 2017. The decrease in cash and cash equivalents of $262.3 million relates primarily to cash used in investing activities of $416.9 million and cash used in financing activities of $102.1 million. The cash used in investing activities includes $280.2 million of net investment purchases and $132.6 million of net property, plant and equipment purchases. The increase in net investment purchases is due to an increase in cash held in the United States as a result of the payment of an intercompany dividend from our German subsidiary to the U.S. parent. The dividend was declared in the second quarter of 2018 in order to repatriate cash so that it can be managed centrally and invested in higher yielding U.S. Dollar denominated investments which is the functional currency of our parent company. The dividend was paid in full by the end of the third quarter 2018. The cash used in financing activities primarily relates to $111.9 million of treasury stock purchases under our anti-dilutive share repurchase program. These outflows were partially offset by cash provided by operating activities in the nine months ended September 30, 2018 of $280.3 million. In addition, the effect of exchange rates decreased cash and cash equivalents by $23.5 million.
Short-term investments at September 30, 2018, consist of liquid investments including U.S. government and government agency notes, corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year. We also hold long-term investments, included in other assets on the consolidated balance sheets, which consist of the corporate bonds detailed above with maturities of less than two years and auction rate securities totaling $14,620.
Our long-term debt consists of two long-term notes with a combined total outstanding balance at September 30, 2018 of $46.3 million of which $3.7 million is the current portion. We have an unsecured long-term note with an outstanding principal balance at September 30, 2018 of $21.1 million of which $1.2 million is the current portion. The interest on this unsecured long-term note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15.4 million. We have another long-term note that is secured by our corporate aircraft with an outstanding principal balance of $25.2 million of which $2.5 million is the current portion. The interest on this collateralized long-term note is fixed at 2.74% per annum. The collateralized long-term note matures in July 2022, at which time the outstanding principal balance will be $15.4 million.
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
The following table details our line-of-credit facilities as of September 30, 2018:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$50.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2020	Unsecured
Euro Credit Facility (Germany) (2)	Euro 50.0 million ($58.0 million)	Euribor plus 0.75% or EONIA 1.00%	July 2020	Unsecured, guaranteed by parent company and German subsidiary
Euro Overdraft Facilities (3)	Euro 2.0 million ($2.3 million)	Euribor plus 0.89% to 1.10%	May 2019	Common pool of assets of Italian subsidiary
(1)  This facility is available to certain foreign subsidiaries in their respective local currencies. At September 30, 2018, there were no amounts drawn on this line, however, there were $1.0 million of guarantees issued against the line which reduces total availability.

(2)  This facility is also available to certain foreign subsidiaries in their respective local currencies. At September 30, 2018, there were no drawings on this facility, however, there were $1.2 million of guarantees issued against the line which reduces total availability.
(3)  At September 30, 2018, there were no drawings. This facility renews annually.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $50.0 million and $58.0 million (or 50 million Euro as described above), respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is at least 1.5:1. Debt service is defined as required principal and interest payments during the period. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended September 30, 2018.
The financial covenants in our loan documents may cause us to not make or to delay investments and actions that we might otherwise undertake because of limits on capital expenditures and amounts that we can borrow or lease. In the event that we do not comply with any one of these covenants, we would be in default under the loan agreement or loan agreements, which may result in acceleration of the debt, cross-defaults on other debt or a reduction in available liquidity, any of which could harm our results of operations and financial condition.
Operating activities. Net cash provided by operating activities decreased by $16.6 million to $280.3 million for the nine months ended September 30, 2018 from $296.9 million for the nine months ended September 30, 2017. Our largest working capital items are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The decreased cash flow from operating activities for the nine months ended September 30, 2018 primarily resulted from:
• An increase of $22.7 million in cash provided by net income after adding back non-cash charges to $438.9 million for the nine months ended September 30, 2018 as compared to $416.2 million for the same period in 2017;
• A decrease in the cash used for accounts receivable of $26.1 million for the nine months ended September 30, 2018 as compared to $56.4 million for the same period in 2017; and
• An increase in cash provided by income taxes. Cash provided by income and other taxes payable was $15.8 million for the nine months ended September 30, 2018 as compared to cash used for income and other taxes payable of $26.9 million for the same period in 2017; partially offset by
• An increase in the cash used for inventory. Cash used for inventory was $122.1 million for the nine months ended September 30, 2018 as compared to $39.7 million for the same period in 2017.
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
Investing activities. Net cash used in investing activities was $416.9 million for the nine months ended September 30, 2018 as compared to cash used in investing activities of $93.3 million in 2017. The cash used in investing activities in 2018 related to $133.4 million of capital expenditures and $280.2 million of net purchases of short-term and long-term investments.

The cash used in investing activities in 2017 related to $99.2 million of capital expenditures, partially offset by $41.6 million of net proceeds from sales and maturities of short-term investments.
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
Financing activities. Net cash used in financing activities was $102.1 million for the nine months ended September 30, 2018 as compared to net cash provided of $5.2 million in 2017. The cash used in financing activities in 2018 was primarily related the purchase of treasury stock of $111.9 million, partially offset by proceeds of $12.1 million from the exercise of stock options and shares issued under our employee stock purchase plan. The cash provided by financing activities in 2017 was primarily related to the proceeds of $23.3 million from the exercise of stock options and shares issued under our employee stock purchase plan and net proceeds from long-term borrowings of $9.0 million, partially offset by the purchase of treasury stock of $26.9 million.
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
Interest rate risk. Certain interest rates are variable and fluctuate with current market conditions. Our investments have limited exposure to market risk. We maintain a portfolio of cash, cash equivalents and short-term investments, consisting primarily of bank deposits, money market funds, certificates of deposit, corporate bonds and government and agency securities. None of these investments have a maturity date in excess of one year. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We also have long-term investments in corporate notes with maturities between one and two years. Given the modest amount of our long-term investments totaling $14.6 million and the fact that we expect to hold these investments to maturity, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. The loss on foreign exchange transactions totaled $1.7 million for the three months ended September 30, 2018 compared to the loss of $3.9 million for the three months ended September 30, 2017. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. At September 30, 2018, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The U.S. Dollar denominated assets are comprised of cash, third party receivables and inter-company receivables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of September 30, 2018 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $4.5 million if the U.S. Dollar appreciated and a $4.5 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Chinese Yuan as of September 30, 2018 applied to the net U.S. Dollar liabilities balances, would result in a foreign exchange loss of $5.6 million if the U.S. Dollar appreciated and a $5.6 million foreign exchange gain if the U.S. Dollar depreciated.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of September 30, 2018. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table reflects issuer purchases of equity securities for three months ended September 30, 2018.

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2018 — July 31, 2018	295	(1),(2)	$164.04	—	$—
August 1, 2018 — August 31, 2018	197,443	(1),(2)	167.38	—	92,195
September 1, 2018 — September 30, 2018	175,224	(1),(2)	160.12	—	64,139
Total	372,962		$163.97	—	$64,139

(1) In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended September 30, 2018 a total of 1,734 shares were withheld at an average price of $168.13.

(2) In July 2018, the Board of Directors authorized a new anti-dilutive share repurchase program (the "Program"). Under the Program, the Company's management is authorized to repurchase shares of common stock in an amount not to exceed the greater of (a) the number of shares issued to employees and directors under the Company's various employee and director equity compensation and employee stock purchase plans from January 1, 2018 through March 31, 2019 and (b) $125 million. For the three months ended September 30, 2018, the Company repurchased 371,228 shares of its common stock with an average price of $163.95 per share in the open market.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION

Date: November 5, 2018	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer(Principal Executive Officer)

Date: November 5, 2018	By:	/s/ Timothy P.V. Mammen
Timothy P.V. MammenSenior Vice President and Chief Financial Officer(Principal Financial Officer)