Form 10-Q
period 2019-03-31
IPG PHOTONICS CORP
filed 2019-05-08
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IPGP	Nasdaq Global Select Market
As of May 7, 2019, there were 53,143,833 shares of the registrant's common stock outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$548,938	$544,358
Short-term investments	481,139	500,432
Accounts receivable, net	231,850	255,509
Inventories	417,817	403,579
Prepaid income taxes	50,961	43,782
Prepaid expenses and other current assets	61,389	57,764
Total current assets	1,792,094	1,805,424
Deferred income taxes, net	17,438	19,165
Goodwill	110,349	100,722
Intangible assets, net	93,280	87,139
Property, plant and equipment, net	570,756	543,068
Other assets	44,819	18,932
Total assets	$2,628,736	$2,574,450
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3,688	$3,671
Accounts payable	39,970	36,302
Accrued expenses and other current liabilities	153,151	154,640
Income taxes payable	13,007	51,161
Total current liabilities	209,816	245,774
Deferred income taxes and other long-term liabilities	109,853	80,734
Long-term debt, net of current portion	40,779	41,707
Total liabilities	360,448	368,215
Commitments and contingencies (Note 12)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 54,538,307 and 53,108,213 shares issued and outstanding, respectively, at March 31, 2019; 54,371,701 and 52,941,607 shares issued and outstanding, respectively, at December 31, 2018	5	5
Treasury stock, at cost, 1,430,094 shares held at both March 31, 2019 and December 31, 2018	(224,998)	(224,998)
Additional paid-in capital	746,926	744,937
Retained earnings	1,903,659	1,848,500
Accumulated other comprehensive loss	(157,751)	(162,896)
Total IPG Photonics Corporation equity	2,267,841	2,205,548
Noncontrolling interests	447	687
Total equity	2,268,288	2,206,235
Total liabilities and equity	$2,628,736	$2,574,450
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Net sales	$315,047	$359,864
Cost of sales	166,136	156,502
Gross profit	148,911	203,362
Operating expenses:
Sales and marketing	19,275	13,516
Research and development	32,496	28,546
General and administrative	27,212	25,495
Loss (gain) on foreign exchange	1,613	(5,295)
Total operating expenses	80,596	62,262
Operating income	68,315	141,100
Other income, net:
Interest income, net	3,952	311
Other (expense) income, net	(9)	443
Total other income	3,943	754
Income before provision for income taxes	72,258	141,854
Provision for income taxes	(17,342)	(35,520)
Net income	54,916	106,334
Less: net loss attributable to noncontrolling interests	(243)	—
Net income attributable to IPG Photonics Corporation	$55,159	$106,334
Net income attributable to IPG Photonics Corporation per share:
Basic	$1.04	$1.98
Diluted	$1.02	$1.93
Weighted average shares outstanding:
Basic	53,001	53,694
Diluted	53,874	55,182
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$54,916	$106,334
Other comprehensive income, net of tax:
Translation adjustments	5,158	26,638
Unrealized (loss) gain on derivatives	(13)	2
Effect of adopted accounting standards	—	10
Total other comprehensive income	5,145	26,650
Comprehensive income	60,061	132,984
Comprehensive loss attributable to noncontrolling interests	(240)	—
Comprehensive income attributable to IPG Photonics Corporation	$60,301	$132,984
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$54,916	$106,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,802	19,223
Deferred income taxes	9,199	7,401
Stock-based compensation	8,138	6,415
Unrealized loss (gain) on foreign currency transactions	267	(1,991)
Other	123	4
Provisions for inventory, warranty & bad debt	9,912	9,318
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	22,853	7,942
Inventories	(19,719)	(49,744)
Prepaid expenses and other assets	1,284	(2,138)
Accounts payable	1,955	1,134
Accrued expenses and other liabilities	(10,274)	(9,509)
Income and other taxes payable	(57,801)	5,264
Net cash provided by operating activities	43,655	99,653
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(32,988)	(39,113)
Proceeds from sales of property, plant and equipment	181	210
Purchases of short-term and long-term investments	(178,101)	(70,777)
Proceeds from short-term investments	202,856	70,161
Acquisitions of businesses, net of cash acquired	(15,115)	—
Other	15	76
Net cash used in investing activities	(23,152)	(39,443)
Cash flow from financing activities:
Proceeds from line-of-credit facilities	—	255
Payments on line-of-credit facilities	—	(255)
Principal payments on long-term borrowings	(911)	(895)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	(6,149)	3,113
Purchase of treasury stock, at cost	—	(20,071)
Net cash used in financing activities	(7,060)	(17,853)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(5,997)	16,866
Net increase in cash, cash equivalents and restricted cash	7,446	59,223
Cash and cash equivalents — Beginning of period	544,358	909,900
Cash, cash equivalents and restricted cash — End of period (Note 2)	$551,804	$969,123
Supplemental disclosure of cash flow information:
Cash paid for interest	$749	$799
Cash paid for income taxes	$51,438	$19,546
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$3,184	$446
Inventory transferred to machinery and equipment	$1,506	$1,618
Changes in accounts payable related to property, plant and equipment	$1,817	$(3,296)
Leased assets obtained in exchange for new operating lease liabilities	$6,355	$—
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)	Three Months Ended March 31,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2018	53,629,439	$5	(378,269)	$(48,933)	$704,727	$1,443,867	$(77,344)	$—	$2,022,322
Exercise of stock options and vesting of RSU's and PSU's	196,308	—	—	—	3,113	—	—	—	3,113
Purchased common stock	(82,898)	—	(82,898)	(20,071)	—	—	—	—	(20,071)
Stock-based compensation	—	—	—	—	6,415	—	—	—	6,415
Recently adopted accounting standards	—	—	—	—	—	606	10	—	616
Net income	—	—	—	—	—	106,334	—	—	106,334
Foreign currency translation adjustments	—	—	—	—	—	—	26,638	—	26,638
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	2	—	2
Balance, March 31, 2018	53,742,849	$5	(461,167)	$(69,004)	$714,255	$1,550,807	$(50,694)	$—	$2,145,369

Balance, January 1, 2019	52,941,607	$5	(1,430,094)	$(224,998)	$744,937	$1,848,500	$(162,896)	$687	$2,206,235
Exercise of stock options and vesting of RSU's and PSU's	166,606	—	—	—	(6,149)	—	—	—	(6,149)
Stock-based compensation	—	—	—	—	8,138	—	—	—	8,138
Net income	—	—	—	—	—	55,159	—	(243)	54,916
Foreign currency translation adjustments	—	—	—	—	—	—	5,158	3	5,161
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	(13)	—	(13)
Balance, March 31, 2019	53,108,213	$5	(1,430,094)	$(224,998)	$746,926	$1,903,659	$(157,751)	$447	$2,268,288

 See notes to consolidated financial statements.

 IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited consolidated financial statements have been prepared by IPG Photonics Corporation, or "IPG", "its" or the "Company". Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
In accordance with Accounting Standards Codification ("ASC") 842, "Leases," ("ASC 842" or the "new lease standard"), the following significant accounting policy has been adopted as of January 1, 2019.
 Leases —  The Company determines if an arrangement is a lease at inception. Operating leases are included in other assets, other current liabilities, and other long-term liabilities on our consolidated balance sheets.
Right of use ("ROU") assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's leases do not provide an implicit rate, IPG uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The ROU assets also include any lease payments made and initial direct costs incurred and exclude lease incentives.  Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component.
In the opinion of the Company's management, the financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results reported in these consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
Reclassifications — Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on the reported results of operations.
The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Pronouncements —
In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. The Company adopted ASC 842, as of January 1, 2019, using the modified retrospective approach as of the date of adoption. Under this approach, comparative periods have not been restated. In addition, IPG elected the package of three practical expedients permitted under the transition guidance within the new standard, which among other things, allowed for the carry forward of the historical lease classification.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The cumulative effect of the changes made to the Company's consolidated January 1, 2019 balance sheet for the adoption of ASC 842 related to operating leases was as follows:

	Balance at		Balance at
	December 31, 2018	Adoption of ASC 842	January 1, 2019
Balance Sheet
Prepaid expenses and other current assets	$57,764	$(324)	$57,440
Other assets	18,932	19,463	38,395
Accrued expenses and other current liabilities	154,640	5,292	159,932
Deferred income taxes and other long-term liabilities	80,734	13,847	94,581
In the first quarter of 2018, the Company adopted FASB ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows and requires additional disclosure about restricted cash balances. The Company considers cash to be restricted when withdrawal or general use is legally restricted. The Company records restricted cash in other assets on the consolidated balance sheets and determines classification based on the expected duration of the restriction.
The reconciliation of the Company's cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statement of cash flows is as follows:

Balance at
March 31, 2019
Cash and cash equivalents	$548,938
Restricted cash included in other assets	2,866
Cash, cash equivalents and restricted cash	$551,804

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
The following tables represent a disaggregation of revenue from contracts with customers:

	Three Months Ended March 31,
	2019	2018
Sales by Application
Materials processing	$301,085	$339,214
Other applications	13,962	20,650
Total	$315,047	$359,864

Sales by Product
High Power Continuous Wave ("CW") Lasers	$179,019	$230,574
Medium and Low Power CW Lasers	15,598	25,399
Pulsed Lasers	31,437	38,253
Quasi-Continuous Wave ("QCW") Lasers	14,166	16,200
Laser and Non-Laser Systems	32,631	9,471
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	42,196	39,967
Total	$315,047	$359,864

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Sales by Geography
North America	$64,807	$39,177
Europe:
Germany	18,619	33,236
Other including Eastern Europe/CIS	69,200	82,978
Asia and Australia:
China	114,366	149,973
Japan	15,614	19,629
Other	31,738	34,207
Rest of World	703	664
Total	$315,047	$359,864

Timing of Revenue Recognition
Goods and services transferred at a point in time	$292,093	$358,852
Goods and services transferred over time	22,954	1,012
Total	$315,047	$359,864
The Company enters into contracts to sell lasers and spare parts, for which revenue is generally recognized upon shipment or delivery, depending on the terms of the contract. The Company also provides installation services and extended warranties. The Company frequently receives consideration from a customer prior to transferring goods to the customer under the terms of a sales contract. The Company records customer deposits related to these prepayments, which represent a contract liability. The Company also records deferred revenue related to installation services when consideration is received before the services have been performed. The Company recognizes customer deposits and deferred revenue as net sales after control of the goods or services has been transferred to the customer and all revenue recognition criteria is met. The Company bills customers for extended warranties upon entering into the agreement with the customer, resulting in deferred revenue. The timing of customer payments on contracts for the sale of customized robotic systems generally differs from the timing of revenue recognized, resulting in contract assets and liabilities. Contract assets are included within prepaid expense and other current assets on the consolidated balance sheets. Contract liabilities are included within accrued expenses and other current liabilities on the consolidated balance sheets.
The following table reflects the changes in the Company's contract assets and liabilities for the three months ended March 31, 2019 and 2018:

	March 31,	January 1,		March 31,	January 1,
	2019	2019	Change	2018	2018	Change
Contract assets
Contract assets	$5,587	$10,102	$(4,515)	$—	$—	$—
Contract liabilities
Contract liabilities - current	55,237	52,606	2,631	50,341	46,508	3,833
Contract liabilities - long-term	1,649	1,413	236	1,472	182	1,290
During the three months ended March 31, 2019 and March 31, 2018, the Company recognized revenue of $25,160 and $28,332, respectively, that was included in contract liabilities at the beginning of the period, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The Company has elected the practical expedient in ASC 606-10-50-14, whereby the performance obligations for contracts with an original expected duration of one year or less are not disclosed. The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of March 31, 2019:

	Remaining Performance Obligations
	2019 (a)	2020	2021	2022	2023	2024	Total
Revenue expected to be recognized for extended warranty agreements	$2,916	$1,263	$539	$275	$91	$5	$5,089
Revenue to be earned over time from contracts to sell robotic systems	29,442	2,929	—	—	—	—	32,371
Total	$32,358	$4,192	$539	$275	$91	$5	$37,460
(a) For the nine-month period beginning April 1, 2019
4. FAIR VALUE MEASUREMENTS
The Company's financial instruments consist of cash equivalents, short-term and long-term investments, accounts receivable, auction rate securities, accounts payable, drawings on revolving lines of credit, long-term debt, interest rate swaps and contingent purchase consideration.
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
The carrying amounts of money market fund deposits, term deposits, accounts receivable, accounts payable and drawings on revolving lines of credit are considered reasonable estimates of their fair market value due to the short maturity of most of these instruments or as a result of the competitive market interest rates, which have been negotiated. The Company's bond securities are reported at fair value based upon quoted prices for instruments with identical terms in active markets. The Company's commercial paper securities reported at fair value are based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability, and are therefore classified as Level 2. At March 31, 2019 and December 31, 2018, the Company's long-term notes consisted of a variable rate note and a fixed rate note, and the book value is considered a reasonable estimate of fair market value.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the consolidated balance sheets with the exception of the interest rate swap, which is measured at fair value:

	Fair Value Measurements at March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$175,411	$175,411	$—	$—
Commercial paper	57,446	—	57,446	—
Short-term investments:
U.S. Treasury and agency obligations	56,203	56,203	—	—
Corporate bonds	273,800	273,800	—	—
Non-U.S. government bonds	5,476	—	5,476	—
Commercial paper	145,717	—	145,717	—
Long-term investments and other assets:
Auction rate securities	850	—	—	850
Interest rate swap	17	—	17	—
Total	$714,920	$505,414	$208,656	$850
Liabilities
Long-term debt	$44,467	$—	$44,467	$—
Contingent purchase consideration	294	—	—	294
Total	$44,761	$—	$44,467	$294

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$180,965	$180,965	$—	$—
U.S. Treasury and agency obligations	6,495	6,495	—	—
Commercial paper	78,948	—	78,948	—
Short-term investments:
U.S. Treasury and agency obligations	116,800	116,800	—	—
Corporate bonds	227,009	227,009	—	—
Commercial paper	156,321	—	156,321	—
Long-term investments and other assets:
Corporate bonds	3,859	3,859	—	—
Auction rate securities	847	—	—	847
Interest rate swaps	31	—	31	—
Total	$771,275	$535,128	$235,300	$847
Liabilities
Long-term debt	$45,378	$—	$45,378	$—
Contingent purchase consideration	898	—	—	898
Total	$46,276	$—	$45,378	$898
The fair value of the short-term investments considered held-to-maturity as of March 31, 2019 and December 31, 2018 was $481,196 and $500,130, respectively, which include an unrealized gain of $57 and unrealized loss of  $302, respectively, as compared to the book value recorded on the consolidated balance sheets for the same periods. There were no long-term investments considered held-to-maturity as of March 31, 2019. The fair value of the long-term investments considered held-to

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
-maturity as of December 31, 2018 was $3,859, which represents the book value recorded within other assets on the consolidated balance sheets for the same period. There were no impairments for the investments considered held-to-maturity at March 31, 2019 and December 31, 2018.
The Company entered into an interest rate swap that is designated as a cash flow hedge associated with a new long-term note issued during the second quarter of 2016 that will terminate with the long-term note in May 2023. The fair value at March 31, 2019 for the interest rate swap considered pricing models whose inputs are observable for the securities held by the Company.
Auction rate securities and contingent consideration are measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The fair value of the auction rate securities was determined using prices observed in inactive markets with limited observable data for the securities held by the Company. The auction rate securities are considered available-for-sale securities. They had a cost basis of $850 and $847 at March 31, 2019 and December 31, 2018, respectively. There were no impairments for the investments considered available-for-sale during the quarters ended March 31, 2019 and 2018.
The fair value of contingent consideration was determined using an income approach at the respective business combination date and at the reporting date. That approach is based on significant inputs that are not observable in the market and include key assumptions such as assessing the probability of meeting certain milestones required to earn the contingent consideration.
The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	Three Months Ended March 31,
	2019	2018
Auction rate securities
Balance, January 1	$847	$1,016
Change in fair value and accretion	3	3
Balance, end of period	$850	$1,019
Contingent purchase consideration
Balance, January 1	$898	$902
Cash payments	(632)	—
Foreign exchange adjustment	28	—
Balance, end of period	$294	$902

The following table presents the effective maturity dates of held-to-maturity debt investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Held-to-maturity:
Less than 1 year	$481,139	$481,196	$585,875	$585,573
1 through 5 years	—	—	3,859	3,859
Total	$481,139	$481,196	$589,734	$589,432
Available-for-sale:
Greater than 5 years	$850	$850	$847	$847

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
5. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2019	2018
Components and raw materials	$247,603	$233,594
Work-in-process	55,698	66,498
Finished components and devices	114,516	103,487
Total	$417,817	$403,579
The Company recorded inventory provisions totaling $4,764 and $3,357 for the three months ended March 31, 2019 and 2018, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished components and devices.
6. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2019:

Amounts
Balance at January 1	$100,722
Goodwill arising from acquisition	9,426
Adjustment to goodwill during measurement period	448
Foreign exchange adjustment	(247)
Balance at March 31	$110,349
During the fourth quarter of 2018, the Company acquired 100% of the membership units of Genesis Systems Group, LLC ("Genesis"). During the first quarter of 2019, the working capital adjustment to the purchase price was finalized resulting in an increase in the purchase price of $448. The additional purchase price was allocated entirely to goodwill.
During the first quarter of 2019, the Company acquired the submarine networks division (SND) of Padtec SA, a communications equipment company based in Brazil. SND is a provider of submarine networking technology and systems. The Company paid $19,560 to acquire SND, which represents the fair value on that date. Of the purchase price, $1,956 was held back for potential post-closing adjustments related to government approval of licenses. This balance is included within accrued expenses and other liabilities on the consolidated balance sheets. In addition, $2,866 was held back in a restricted bank account for potential post-closing adjustments related to indemnities provided by the seller. This balance related to restricted cash is included within other assets, and the liability related to the amount due to the sellers if the indemnities are satisfied is included within deferred income taxes and other long-term liabilities on the consolidated balance sheets. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which amounted to $9,426. The Company is assessing the deductibility of the goodwill for tax purposes. As a result of the acquisition, the Company recorded intangible assets of $4,825 related to production know-how with a weighted-average useful life of 6 years and $4,825 related to customer relationships with a weighted-average life of 6 years.
The purchase price allocations included in the Company's financial statements are not complete. They represent the preliminary fair value estimates as of March 31, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in changes to the amounts and allocations recorded.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Intangible assets, subject to amortization, consisted of the following:

	March 31, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$8,036	$(6,164)	$1,872	8 years	$8,036	$(6,028)	$2,008	8 years
Customer relationships	62,562	(7,840)	54,722	10 years	57,849	(6,427)	51,422	11 years
Production know-how	13,892	(6,525)	7,367	7 years	9,211	(6,212)	2,999	7 years
Technology, trademark and trade names	41,243	(11,924)	29,319	7 years	41,184	(10,474)	30,710	7 years
Total	$125,733	$(32,453)	$93,280		$116,280	$(29,141)	$87,139
Amortization expense for the three months ended March 31, 2019 and 2018 was $3,316 and $1,931, respectively. The estimated future amortization expense for intangibles for the remainder of 2019 and subsequent years is as follows:

2019	2020	2021	2022	2023	Thereafter	Total
$10,236	$12,841	12,477	$11,590	$10,646	$35,490	$93,280

7. LEASES

The Company leases certain warehouses, office spaces, land, vehicles and equipment under operating lease agreements. The remaining terms of these leases range from less than 1 year to 46 years. The operating lease expense for the three months ended March 31, 2019 was $1,669. The cash paid for amounts included in the measurement of lease liabilities included in the operating cash flows from operating leases was $1,870 for the three months ended March 31, 2019. The Company does not have any finance lease arrangements.
The Company's operating lease assets and lease liabilities consist of the following as of March 31, 2019:

Account	Classification	Amount
Right-of-use assets	Other assets	$24,290
Short-term lease liabilities	Accrued expenses and other liabilities	5,001
Long-term lease liabilities	Deferred income taxes and other long-term liabilities	19,170
Total lease liabilities		$24,171

The table below presents the future minimum lease payments to be made under non-cancelable operating leases as of December 31, 2018:

Years ending December 31,
2019	$6,314
2020	4,603
2021	3,358
2022	2,596
2023	2,078
Thereafter	11,340
Total	$30,289

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The table below presents the maturities of operating lease liabilities as of March 31, 2019:

2019 (a)	$5,626
2020	4,190
2021	3,193
2022	2,437
2023	1,867
Thereafter	10,916
Total future minimum lease payments	28,229
Less: imputed interest	(4,058)
Present value of lease liabilities	$24,171
(a) For the nine-month period beginning April 1, 2019

Other information relevant to the Company's operating leases consist of the following as of March 31, 2019:

Weighted-average remaining lease term	10 years
Weighted-average discount rate	3.52%

8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2019	2018
Accrued compensation	$51,882	$60,107
Contract liabilities	55,237	52,606
Current portion of accrued warranty	22,524	23,106
Short-term lease liabilities	5,001	—
Other	18,507	18,821
Total	$153,151	$154,640

9. PRODUCT WARRANTIES
The Company typically provides 1 to 3-year parts and service warranties on lasers and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
The following table summarizes product warranty accrual activity recorded during the three months ended March 31, 2019 and 2018.

	2019	2018
Balance at January 1	$51,422	$47,517
Provision for warranty accrual	4,358	5,574
Warranty claims	(4,839)	(3,808)
Foreign currency translation	(392)	708
Balance at March 31	$50,549	$49,991
Accrued warranty reported in the accompanying consolidated financial statements as of March 31, 2019 and December 31, 2018 consisted of $22,524 and $23,106 in accrued expenses and other liabilities and $28,025 and $28,316 in other long-term liabilities, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
10. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	March 31,	December 31,
	2019	2018
Long-term notes	44,467	45,378
Less: current portion	(3,688)	(3,671)
Total long-term debt	40,779	41,707
At March 31, 2019, the Company has an unsecured long-term note with an outstanding principal balance of $20,484, of which, $1,188 is the current portion. The interest on this unsecured long-term note is variable at 1.2% above LIBOR and is fixed using an interest rate swap at 2.9% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15,438. Also at March 31, 2019, the Company has another long-term note that is secured by its corporate aircraft with an outstanding principal balance of $23,983, of which, $2,500 is the current portion. The interest on this collateralized long-term note is fixed at 2.7% per annum. The collateralized long-term note matures in July 2022, at which time the outstanding principal balance will be $15,375.
The Company maintains both a $50,000 and a €50,000 ($56,085) line-of-credit, which are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. It also maintains a €2,000 ($2,243) overdraft facility. At March 31, 2019 and December 31, 2018, there were no amounts drawn on the U.S. line-of-credit, and there were $933 and $930, respectively, of guarantees issued against the facility which reduce the amount of the facility available to draw. At March 31, 2019 and December 31, 2018, there were no amounts drawn on the Euro line-of-credit, and there were $1,645 and $1,166, respectively, of guarantees issued against those facilities which reduce the amount available to draw. At March 31, 2019 and December 31, 2018, there were no amounts drawn on the Euro overdraft facility. After providing for the guarantees used, the total unused credit lines and overdraft facilities are $105,750 at March 31, 2019.
11. DERIVATIVE FINANCIAL INSTRUMENTS
The Company's only outstanding derivative financial instrument is an interest rate swap that is classified as a cash flow hedge of its variable rate debt. The fair value amounts in the consolidated balance sheets were:

Notional Amounts[1]		Other Assets
March 31,	December 31,	March 31,	December 31,
2019	2018	2019	2018
$20,484	$20,781	$17	$31
  (1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The derivative gains and losses in the consolidated financial statements for the three months ended March 31, 2019 and 2018, related to the Company's current and previous interest rate swap contracts were as follows:

	Three Months Ended March 31,
	2019	2018
Effective portion recognized in other comprehensive income, pretax:
Interest rate swap	$(14)	$2

12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of March 31, 2019 and through the filing date of these consolidated financial statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the company's consolidated financial Statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
13. INCOME TAXES
The effective tax rates for the three months ended March 31, 2019 and 2018 were 24.0% and 25.0%, respectively.
There were discrete tax benefits of $2,338 and $6,506 for the three months ended March 31, 2019 and 2018, respectively. The net discrete benefits for both years are primarily related to the excess deduction related to equity based compensation. In addition to the discrete items, the tax expense for the three months ended March 31, 2018 was increased by an additional $2,163  related to the Global Intangible Low Taxed Income provisions of the Tax Cuts and Jobs Act; this amount was later reversed in the third quarter of 2018 as a result of IRS guidance issued in September 2018. In accordance with SAB 118, which provided guidance on accounting for the tax effects of the Tax Cuts and Jobs Act, the Company was granted a measurement period of up to one year from enactment to complete the accounting related to this tax act under ASC 740, which concluded in the quarter ended December 31, 2018.
The Company accounts for its uncertain tax return reporting positions in accordance with the accounting standards for income taxes. The Company continues to classify interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  The following is a summary of the activity of the Company’s unrecognized tax benefits for three months ended March 31, 2019 and 2018:

	2019	2018
Balance at January 1	$11,206	$10,370
Additions for tax positions in current period	28	750
Foreign currency translation	94	—
Balance at March 31	$11,328	$11,120

Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate, if recognized.
14. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended March 31,
	2019	2018
Net income attributable to IPG Photonics Corporation	$55,159	$106,334
Net income attributable to common stockholders	55,159	106,334
Weighted average shares	53,001	53,694
Dilutive effect of common stock equivalents	873	1,488
Diluted weighted average common shares	53,874	55,182
Basic net income attributable to IPG Photonics Corporation per share	$1.04	$1.98
Basic net income attributable to common stockholders	$1.04	$1.98
Diluted net income attributable to IPG Photonics Corporation per share	$1.02	$1.93
Diluted net income attributable to common stockholders	$1.02	$1.93
For the three months ended March 31, 2019 and 2018, respectively, the computation of diluted weighted average common shares excludes 118,200 and 101,400 common stock equivalents because the effect of including them would be anti-dilutive. The shares excluded for the three months ended March 31, 2019 and 2018, respectively are comprised of 86,300 and 32,600 restricted stock units ("RSUs") and 29,900 and 9,200 performance stock units ("PSUs"), and 2,000 and 59,600 non-qualified stock options, respectively.
On February 12, 2019, the Company announced that its board of directors authorized a new anti-dilutive stock repurchase program (the "2019 Program") following the completion of its $125 million repurchase program authorized in July 2018. Under the 2019 Program, IPG is authorized to repurchase shares of common stock in an amount not to exceed the lesser of (a) the number of shares issued to employees and directors under the Company's various employee and director equity compensation and employee stock purchase plans from January 1, 2019 through December 31, 2020 and (b) $125 million, exclusive of any fees, commissions or other expenses. Share repurchases will be made periodically in open market transactions using the Company's working capital, and are subject to market conditions, legal requirements and other factors. The 2019 Program

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
authorization does not obligate the Company to repurchase any dollar amount or number of its shares, and repurchases may be commenced or suspended from time to time without prior notice.
For the three months ended March 31, 2018, the Company repurchased 82,898 shares of its common stock with an average price of $242.11 per share in the open market. The impact on the reduction of weighted average shares for the three months ended March 31, 2018 was 28,172 shares. IPG made no stock repurchases under the 2019 Program during the three months ended March 31, 2019.

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
Historically, we have been able to offset decreasing average selling prices with reductions in the cost of our components, subassemblies and finished products. However, recent average selling price pressure has been more pronounced, and as a result, we have only been able to partially offset the impact of the decrease in selling prices; it will take further cost reductions, which may not be achieved, in order for laser gross margins to increase.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $4.8 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively, and $13.0 million, $16.9 million and $22.80 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Long-lived assets impairments. We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates, lack of growth in our relevant business units or differences in the estimated product acceptance rates could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets.
Our valuation methodology for assessing impairment requires management to make significant judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance at many points during the analysis. Also, the process of evaluating the potential impairment of goodwill is subjective. We operate in a highly competitive environment and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis indicates potential impairment to goodwill in one or more of our reporting units, we may be required to record additional charges to earnings in our financial statements, which could negatively affect our results of operations.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 23% for the three months ended March 31, 2019 and 26%, 28% and 22% for the full years 2018, 2017 and 2016, respectively. One of our customers accounted for 9% and 11% of our net sales for the three months ended March 31, 2019 and 2018. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018
Net sales. Net sales decreased by $44.8 million, or 12.5%, to $315.0 million for the three months ended March 31, 2019 from $359.9 million for the three months ended March 31, 2018.

	Three Months Ended March 31,
	2019		2018		Change
		% of Total		% of Total
Sales by Application
Materials processing	$301,085	95.6%	$339,214	94.3%	$(38,129)	(11.2)%
Other applications	13,962	4.4%	20,650	5.7%	(6,688)	(32.4)%
Total	$315,047	100.0%	$359,864	100.0%	$(44,817)	(12.5)%

Sales by Product
High Power Continuous Wave ("CW") Lasers	$179,019	56.8%	$230,574	64.1%	$(51,555)	(22.4)%
Medium and Low Power CW Lasers	15,598	5.0%	25,399	7.1%	(9,801)	(38.6)%
Pulsed Lasers	31,437	10.0%	38,253	10.6%	(6,816)	(17.8)%
Quasi-Continuous Wave ("QCW") Lasers	14,166	4.5%	16,200	4.5%	(2,034)	(12.6)%
Laser and Non-Laser Systems	32,631	10.4%	9,471	2.6%	23,160	244.5%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	42,196	13.3%	39,967	11.1%	2,229	5.6%
Total	$315,047	100.0%	$359,864	100.0%	$(44,817)	(12.5)%
Materials processing
Sales for materials processing applications decreased due to lower sales from high power lasers, medium power lasers, pulsed lasers and QCW lasers offset by increased revenue from laser and non-laser systems.
•The decline in high power lasers related to the decrease in sales of cutting and laser sintering applications which were partially offset by strength in welding applications. Within cutting applications, decreased sales were driven by lower average selling prices and weaker demand in China and Europe. The increase in sales of high power lasers used in metal welding applications was driven by increased sales into the general manufacturing industry and electric vehicle battery welding, which was partially offset by decreased sales of welding applications into the traditional automotive industry as well as a decrease in average selling prices.
•The decrease in medium and low power sales related to weakness in fine cutting applications and laser sintering for metal-based additive manufacturing. The reduced revenue in fine cutting applications was due in part to the ongoing transition to kilowatt scale high power lasers for these applications.
•The decrease in pulsed laser sales was due to the decline in sales of low and high power pulsed products, which were partially offset by the growth in green and ultrafast pulsed lasers.
•QCW laser sales decreased due to lower demand for fine processing and consumer electronics applications.

•The increase in laser and non-laser systems sales was largely due to the acquisition of Genesis and partially driven by growth in macro-systems for welding, drilling, and ablation applications.
•The increase in Other Revenue within the Sales by Product chart above was driven by growth in accessories and service sales.
Sales from other applications decreased due to a sales decline in communications, government, medical, semiconductor and scientific applications, partially offset by an increase in the instrument market from ramping sales of laser-based digital cinema projection systems. Government sales decreased largely due to the decrease in sales of directed energy applications in the quarter.
Cost of sales and gross margin. Cost of sales increased by $9.6 million, or 6.2%, to $166.1 million for the three months ended March 31, 2019 from $156.5 million for the three months ended March 31, 2018. Our gross margin decreased to 47.3% for the three months ended March 31, 2019 from 56.5% for the three months ended March 31, 2018. Gross margin decreased mainly due to lower revenues in the first quarter of 2019 versus the year ago period which resulted in lower absorption of manufacturing expenses. In addition, gross margin was impacted by a decrease in average selling prices and higher inventory provisions as compared to the first quarter of 2018. Product mix also reduced gross margins because the systems sold by Genesis, a business that we acquired in December 2018, have a lower gross margin than the core laser business.
Sales and marketing expense. Sales and marketing expense increased by $5.8 million, or 42.6%, to $19.3 million for the three months ended March 31, 2019 compared with $13.5 million for the three months ended March 31, 2018. This change was primarily a result of increases in personnel, commissions, and depreciation expense.  The acquisition of Genesis increased sales and marketing expense by $3.3 million. As a percentage of sales, sales and marketing expense increased to 6.1% of sales for the three months ended March 31, 2019 from 3.8% for the three months ended March 31, 2018.
Research and development expense. Research and development expense increased by $4.0 million, or 13.8%, to $32.5 million for the three months ended March 31, 2019, compared to $28.5 million for the three months ended March 31, 2018. This change was primarily a result of increases in personnel and R&D materials, partially offset by reductions in contractors expense. Research and development continues to focus on developing new products, enhancing performance of existing components, improving production processes and developing manufacturing of new components such as crystals and refining production processes to improve manufacturing yields and productivity. New products include lasers that operate at different wavelengths such as UV, visible and mid-IR, lasers with ultrafast pulses, laser based systems for material processing, projection, display and medical as well as accessories such as welding and cutting heads. In addition to new products research and development is focused on enhancing the performance of our existing products by improving their electrical efficiency and increasing their average power. As a percentage of sales, research and development expense increased to 10.3% for the three months ended March 31, 2019 from 7.9% for the three months ended March 31, 2018.
General and administrative expense. General and administrative expense increased by $1.7 million, or 6.7%, to $27.2 million for the three months ended March 31, 2019 from $25.5 million for the three months ended March 31, 2018. This change was primarily a result of the acquisition of Genesis and increases in bad debt expense.  As a percentage of sales, general and administrative expense increased to 8.6% for the three months ended March 31, 2019 from 7.1% for the three months ended March 31, 2018.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.81, Russian Ruble 57, Japanese Yen 108 and Chinese Yuan 6.36, respectively, we would have expected net sales to be $14.7 million higher, gross profit to be $7.8 million higher and total operating expenses to be $2.6 million higher.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $1.6 million for the three months ended March 31, 2019 as compared to a $5.3 million gain for the three months ended March 31, 2018. The foreign exchange loss for the three months ended March 31, 2019 was primarily attributable to appreciation of the Russian Ruble offset by gains attributable to the appreciation of the Chinese Yuan and depreciation of the Euro. The foreign exchange gain for the three months ended March 31, 2018 was primarily attributable to the appreciation of the Chinese Yuan as compared to the U.S. Dollar.
Provision for income taxes. Provision for income taxes was $17.3 million (effective tax rate of 24.0%) for the three months ended March 31, 2019 compared to $35.5 million (effective tax rate of 25.0%) for the three months ended March 31, 2018. There were net discrete tax benefits included in tax expense of $2.3 million and $6.5 million for the three months ended March 31, 2019 and 2018, respectively.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $51.1 million to $55.2 million for the three months ended March 31, 2019 compared to $106.3 million for the three months ended March 31, 2018. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 12.0 percentage points to 17.5% for the three months ended March 31, 2019 from 29.5% for the three months ended March 31, 2018 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of March 31, 2019 consisted of cash and cash equivalents of $548.9 million, short-term investments of $481.1 million, unused credit lines and overdraft facilities of $105.8 million and other working capital (excluding cash and cash equivalents and short-term investments) of $552.2 million. This compares to cash and cash equivalents of $544.4 million, short-term investments of $500.4 million, unused credit lines and overdraft facilities of $107.4 million and other working capital (excluding cash and cash equivalents and short-term investments) of $514.9 million as of December 31, 2018. The increase in cash and cash equivalents of $4.6 million relates primarily to cash provided by operating activities of $43.7 million, offset by cash used in investing activities of $23.2 million and cash used in financing activities of $7.0 million. In addition, the effect of exchange rates decreased cash and cash equivalents by $6.0 million.
Short-term investments at March 31, 2019, consist of liquid investments including U.S. government and government agency notes, corporate notes, non-U.S. government notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year.  We also hold long-term investments, included in other assets on the consolidated balance sheets, which consist of auction rate securities totaling $0.9 million.
Our long-term debt consists of two long-term notes with a combined total outstanding balance at March 31, 2019 of $44.5 million of which $3.7 million is the current portion. We have an unsecured long-term note with an outstanding principal balance at March 31, 2019 of $20.5 million, of which $1.2 million is the current portion. The interest on this unsecured long-term note is variable at 1.2% above LIBOR and is fixed using an interest rate swap at 2.9% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15.4 million. We have another long-term note that is secured by our corporate aircraft with an outstanding principal balance of $24.0 million, of which $2.5 million is the current portion. The interest on this collateralized long-term note is fixed at 2.7% per annum. The collateralized long-term note matures in July 2022, at which time the outstanding principal balance will be $15.4 million.
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
The following table details our line-of-credit facilities as of March 31, 2019:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$50.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2020	Unsecured
Euro Credit Facility (Germany) (2)	Euro 50.0 million ($56.1 million)	Euribor plus 0.75% or EONIA 1.00%	July 2020	Unsecured, guaranteed by parent company and German subsidiary
Other Euro Facility (3)	Euro 2.0 million ($2.2 million)	Euribor plus 0.89% to 1.10%	May 2019	Common pool of assets of Italian subsidiary
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At March 31, 2019, there were no amounts drawn on this line, however, there were $0.9 million of guarantees issued against the line which reduces total availability.
(2) This facility is also available to certain foreign subsidiaries in their respective local currencies. At March 31, 2019, there were no drawings on this facility, however, there were $1.6 million of guarantees issued against the line which reduces total availability.
(3) At March 31, 2019, there were no drawings. This facility renews annually.

Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $50.0 million and $56.1 million (or 50 million Euro as described above), respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve month ratio of cash flow to debt service that is at least 1.5:1. Debt service is defined as required principal and interest payments during the period. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended March 31, 2019.
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
Operating activities. Net cash provided by operating activities decreased by $56.0 million to $43.7 million for the three months ended March 31, 2019 from $99.7 million for the three months ended March 31, 2018. Our largest working capital items are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The decreased cash flow from operating activities for the three months ended March 31, 2019 primarily resulted from:
•A decrease of $41.3 million in cash provided by net income after adding back non-cash charges to $105.4 million for the three months ended March 31, 2019 as compared to $146.7 million for the same period in 2018;
•An increase in cash used by income taxes. Cash used by income and other taxes payable was $57.8 million for the three months ended March 31, 2019 as compared to cash provided by income and other taxes payable of $5.3 million for the same period in 2018 due to timing of tax payments in Germany; partially offset by
•An increase in the cash provided by accounts receivable of $22.9 million for the three months ended March 31, 2019 as compared to $7.9 million for the same period in 2018; and
•A decrease in the cash used for inventory. Cash used for inventory was $19.7 million for the three months ended March 31, 2019 as compared to $49.7 million for the same period in 2018.
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
Investing activities. Net cash used in investing activities was $23.2 million for the three months ended March 31, 2019 as compared to cash used in investing activities of $39.4 million in 2018. The cash used in investing activities in 2019 related to $33.0 million of capital expenditures and $15.1 million for acquisition of business, partially offset by $24.8 million of net proceeds of short-term investments. The cash used in investing activities in 2018 related to $39.1 million of capital expenditures and $0.6 million of net purchases of short-term investments.
We expect to incur between $160 million and $180 million in 2019 in capital expenditures. Capital expenditures include investments in facilities and equipment to add capacity worldwide to support anticipated revenue growth. In 2019, we expect capital expenditures to increase as a percentage of revenue to support the growth of our business. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash used in financing activities was $7.0 million for the three months ended March 31, 2019 as compared to net cash used of $17.9 million in 2018. The cash used in financing activities in 2019 was primarily related to $6.1 million for payments of taxes related to net share settlement of equity awards and $0.9 million of principal payments on our long-term borrowings. The cash used in financing activities in 2018 was primarily related to the purchase of treasury stock of $20.1 million and $0.9 million of principal payments on long-term borrowings, partially offset by proceeds of $3.1 million from the exercise of stock options.
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, "Business" and Item 1A, "Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Interest rate risk. Certain interest rates are variable and fluctuate with current market conditions. Our investments have limited exposure to market risk. We maintain a portfolio of cash, cash equivalents and short-term investments, consisting primarily of bank deposits, money market funds, certificates of deposit, commercial paper, corporate bonds and government and agency securities. None of these investments have a maturity date in excess of one year. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We also have long-term investments in auction rate securities with maturities greater than 5 years. Given the modest amount of our long-term investments of $0.9 million and the fact that we expect to hold these investments to maturity, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
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

Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. The loss on foreign exchange transactions totaled $1.6 million for the three months ended March 31, 2019 compared to a gain of $5.3 million for the three months ended March 31, 2018. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. At March 31, 2019, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The U.S. Dollar denominated assets are comprised of cash, third party receivables and inter-company receivables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of March 31, 2019 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $3.9 million if the U.S. Dollar appreciated and a $3.9 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Chinese Yuan as of March 31, 2019 applied to the net U.S. Dollar liabilities balances, would result in a foreign exchange loss of $5.9 million if the U.S. Dollar appreciated and a $5.9 million foreign exchange gain if the U.S. Dollar depreciated.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of March 31, 2019. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments to those proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table reflects issuer purchases of equity securities for three months ended March 31, 2019:

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 — January 31, 2019	—		$—	—	$—
February 1, 2019 — February 28, 2019	972	(1)	157.36	—	125,000	(2)
March 1, 2019 — March 31, 2019	58,975	(1)	156.68	—	125,000	(2)
Total	59,947		$156.69	—	$125,000

(1) In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended March 31, 2019 a total of 59,947 shares were withheld at an average price of $156.69.
(2)  On February 12, 2019, the Company announced that its board of directors authorized a new anti-dilutive stock repurchase program (the "2019 Program") following the completion of its $125 million repurchase program authorized in July 2018. Under the 2019 Program, IPG is authorized to repurchase shares of common stock in an amount not to exceed the lesser of (a) the number of shares issued to employees and directors under the Company's various employee and director equity compensation and employee stock purchase plans from January 1, 2019 through December 31, 2020 and (b) $125 million, exclusive of any fees, commissions or other expenses. Share repurchases will be made periodically in open-market transactions using the Company's working capital, and are subject to market conditions, legal requirements and other factors. The 2019 Program authorization does not obligate the Company to repurchase any dollar amount or number of its shares, and repurchases may be commenced or suspended from time to time without prior notice. IPG made no repurchases in the first quarter of 2019 under the new program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 7, 2019)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION

Date: May 8, 2019	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)