Form 10-Q
period 2019-06-30
IPG PHOTONICS CORP
filed 2019-08-06
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
As of August 5, 2019, there were 53,200,337 shares of the registrant's common stock outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$530,013	$544,358
Short-term investments	512,816	500,432
Accounts receivable, net	273,697	255,509
Inventories	425,996	403,579
Prepaid income taxes	49,885	43,782
Prepaid expenses and other current assets	70,675	57,764
Total current assets	1,863,082	1,805,424
Deferred income taxes, net	20,833	19,165
Goodwill	110,868	100,722
Intangible assets, net	89,906	87,139
Property, plant and equipment, net	600,977	543,068
Other assets	51,750	18,932
Total assets	$2,737,416	$2,574,450
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3,705	$3,671
Accounts payable	38,016	36,302
Accrued expenses and other current liabilities	161,209	154,640
Income taxes payable	19,298	51,161
Total current liabilities	222,228	245,774
Deferred income taxes and other long-term liabilities	107,981	80,734
Long-term debt, net of current portion	39,846	41,707
Total liabilities	370,055	368,215
Commitments and contingencies (Note 12)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 54,629,380 and 53,182,910 shares issued and outstanding, respectively, at June 30, 2019; 54,371,701 and 52,941,607 shares issued and outstanding, respectively, at December 31, 2018	5	5
Treasury stock, at cost, 1,446,470 and 1,430,094 shares held at June 30, 2019 and December 31, 2018, respectively.	(227,282)	(224,998)
Additional paid-in capital	761,936	744,937
Retained earnings	1,975,931	1,848,500
Accumulated other comprehensive loss	(143,943)	(162,896)
Total IPG Photonics Corporation equity	2,366,647	2,205,548
Non-controlling interests	714	687
Total equity	2,367,361	2,206,235
Total liabilities and equity	$2,737,416	$2,574,450
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net sales	$363,769	$413,613	$678,816	$773,477
Cost of sales	183,532	178,638	349,668	335,140
Gross profit	180,237	234,975	329,148	438,337
Operating expenses:
Sales and marketing	20,663	14,536	39,938	28,052
Research and development	34,872	31,813	67,368	60,359
General and administrative	28,538	24,117	55,750	49,612
Loss (gain) on foreign exchange	5,074	2,118	6,687	(3,176)
Total operating expenses	89,147	72,584	169,743	134,847
Operating income	91,090	162,391	159,405	303,490
Other income, net:
Interest income, net	4,051	729	8,003	1,041
Other (expense) income, net	658	386	649	829
Total other income	4,709	1,115	8,652	1,870
Income before provision for income taxes	95,799	163,506	168,057	305,360
Provision for income taxes	(23,278)	(41,889)	(40,620)	(77,409)
Net income	72,521	121,617	127,437	227,951
Less: net income attributable to non-controlling interests	249	—	6	—
Net income attributable to IPG Photonics Corporation	$72,272	$121,617	$127,431	$227,951
Net income attributable to IPG Photonics Corporation per share:
Basic	$1.36	$2.27	$2.40	$4.24
Diluted	$1.34	$2.21	$2.36	$4.14
Weighted average shares outstanding:
Basic	53,042	53,662	53,076	53,703
Diluted	53,848	54,992	53,915	55,111
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$72,521	$121,617	$127,437	$227,951
Other comprehensive income, net of tax:
Translation adjustments	13,800	(78,663)	18,958	(52,025)
Unrealized (loss) gain on derivatives	8	—	(5)	2
Effect of adopted accounting standards	—	—	—	10
Total other comprehensive income	13,808	(78,663)	18,953	(52,013)
Comprehensive income	86,329	42,954	146,390	175,938
Comprehensive income attributable to non-controlling interests	267	—	27	—
Comprehensive income attributable to IPG Photonics Corporation	$86,062	$42,954	$146,363	$175,938
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$127,437	$227,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,486	38,727
Deferred income taxes	2,628	6,097
Stock-based compensation	17,031	13,724
Unrealized loss (gain) on foreign currency transactions	4,185	(1,056)
Other	170	(181)
Provisions for inventory, warranty & bad debt	22,697	20,092
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(21,056)	(9,491)
Inventories	(40,789)	(91,014)
Prepaid expenses and other assets	8,616	(1,991)
Accounts payable	(445)	9,527
Accrued expenses and other liabilities	(9,320)	(17,860)
Income and other taxes payable	(56,861)	14,026
Net cash provided by operating activities	101,779	208,551
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(86,492)	(96,516)
Proceeds from sales of property, plant and equipment	288	641
Purchases of short-term and long-term investments	(339,828)	(289,830)
Proceeds from short-term investments	334,680	161,618
Acquisitions of businesses, net of cash acquired	(15,115)	(4,422)
Other	209	188
Net cash used in investing activities	(106,258)	(228,321)
Cash flows from financing activities:
Proceeds from line-of-credit facilities	—	255
Payments on line-of-credit facilities	—	(255)
Principal payments on long-term borrowings	(1,827)	(1,794)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	(32)	10,631
Purchase of treasury stock, at cost	(2,284)	(51,064)
Net cash used in financing activities	(4,143)	(42,227)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(2,759)	(31,111)
Net decrease in cash, cash equivalents and restricted cash	(11,381)	(93,108)
Cash and cash equivalents — Beginning of period	544,358	909,900
Cash, cash equivalents and restricted cash — End of period (Note 2)	$532,977	$816,792
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,164	$1,672
Cash paid for income taxes	$73,855	$64,495
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$6,572	$1,720
Inventory transferred to machinery and equipment	$6,444	$5,000
Changes in accounts payable related to property, plant and equipment	$1,959	$(1,683)
Leased assets obtained in exchange for new operating lease liabilities	$10,698	$—
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2019	52,941,607	$5	(1,430,094)	$(224,998)	$744,937	$1,848,500	$(162,896)	$687	$2,206,235
Exercise of stock options and vesting of RSU's and PSU's	166,606	—	—	—	(6,149)	—	—	—	(6,149)
Stock-based compensation	—	—	—	—	8,138	—	—	—	8,138
Net income	—	—	—	—	—	55,159	—	(243)	54,916
Foreign currency translation adjustments	—	—	—	—	—	—	5,158	3	5,161
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	(13)	—	(13)
Balance, March 31, 2019	53,108,213	5	(1,430,094)	(224,998)	746,926	1,903,659	(157,751)	447	2,268,288
Exercise of stock options and vesting of RSU's and PSU's	59,590	—	—	—	2,152	—	—	—	2,152
Common stock issued under employee stock purchase plan	31,483	—	—	—	3,965	—	—	—	3,965
Purchased common stock	(16,376)	—	(16,376)	(2,284)	—	—	—	—	(2,284)
Stock-based compensation	—	—	—	—	8,893	—	—	—	8,893
Net income	—	—	—	—	—	72,272	—	249	72,521
Foreign currency translation adjustments	—	—	—	—	—	—	13,800	18	13,818
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	8	—	8
Balance, June 30, 2019	53,182,910	$5	(1,446,470)	$(227,282)	$761,936	$1,975,931	$(143,943)	$714	$2,367,361

Balance, January 1, 2018	53,629,439	$5	(378,269)	$(48,933)	$704,727	$1,443,867	$(77,344)	$—	$2,022,322
Exercise of stock options and vesting of RSU's and PSU's	196,308	—	—	—	3,113	—	—	—	3,113
Purchased common stock	(82,898)	—	(82,898)	(20,071)	—	—	—	—	(20,071)
Stock-based compensation	—	—	—	—	6,415	—	—	—	6,415
Recently adopted accounting standards	—	—	—	—	—	606	10	—	616
Net income	—	—	—	—	—	106,334	—	—	106,334
Foreign currency translation adjustments	—	—	—	—	—	—	26,638	—	26,638
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	2	—	2
Balance, March 31, 2018	53,742,849	5	(461,167)	(69,004)	714,255	1,550,807	(50,694)	—	2,145,369
Exercise of stock options and vesting of RSU's and PSU's	101,078	—	—	—	5,230	—	—	—	5,230
Common stock issued under employee stock purchase plan	12,198	—	—	—	2,288	—	—	—	2,288
Purchased common stock	(131,680)	—	(131,680)	(30,993)	—	—	—	—	(30,993)
Stock-based compensation	—	—	—	—	7,309	—	—	—	7,309
Net income	—	—	—	—	—	121,617	—	—	121,617
Foreign currency translation adjustments	—	—	—	—	—	—	(78,663)	—	(78,663)
Balance, June 30, 2018	53,724,445	$5	(592,847)	$(99,997)	$729,082	$1,672,424	$(129,357)	$—	$2,172,157
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by IPG Photonics Corporation, or "IPG", "its" or the "Company". Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
In the opinion of the Company's management, the financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
In accordance with Accounting Standards Codification ("ASC") 842, "Leases," ("ASC 842" or the "new lease standard"), the following significant accounting policy has been adopted as of January 1, 2019.
Leases — The Company determines if an arrangement is a lease at inception. Operating leases are included in other assets, other current liabilities, and other long-term liabilities on our condensed consolidated balance sheets.
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

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The cumulative effect of the changes made to the Company's condensed consolidated January 1, 2019 balance sheet for the adoption of ASC 842 related to operating leases was as follows:

	Balance at		Balance at
	December 31, 2018	Adoption of ASC 842	January 1, 2019
Balance Sheet
Prepaid expenses and other current assets	$57,764	$(324)	$57,440
Other assets	18,932	19,463	38,395
Accrued expenses and other current liabilities	154,640	5,292	159,932
Deferred income taxes and other long-term liabilities	80,734	13,847	94,581
In the first quarter of 2018, the Company adopted FASB ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which enhances and clarifies the guidance on the classification and presentation of restricted cash in the statement of cash flows and requires additional disclosure about restricted cash balances. The Company considers cash to be restricted when withdrawal or general use is legally restricted. The Company records restricted cash in other assets on the condensed consolidated balance sheets and determines classification based on the expected duration of the restriction.
The reconciliation of the Company's cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows is as follows:

Balance at
June 30, 2019
Cash and cash equivalents	$530,013
Restricted cash included in other assets	2,964
Cash, cash equivalents and restricted cash	$532,977

Other Pronouncements Currently Under Evaluation —
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" (ASU 2016-13"), which adds an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. ASU 2016-03, along with its subsequent clarifications, is effective for fiscal years beginning after December 15, 2019. The Company does not expect this standard will have a material impact to net income.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
The following tables represent a disaggregation of revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales by Application
Materials processing	$345,591	$392,001	$646,676	$731,215
Other applications	18,178	21,612	32,140	42,262
Total	$363,769	$413,613	$678,816	$773,477

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales by Product
High Power Continuous Wave ("CW") Lasers	$213,411	$266,075	$392,430	$496,649
Medium and Low Power CW Lasers	15,415	30,972	31,013	56,372
Pulsed Lasers	40,813	41,582	72,250	79,835
Quasi-Continuous Wave ("QCW") Lasers	15,967	20,092	30,133	36,292
Laser and Non-Laser Systems	39,383	13,428	72,014	22,899
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	38,780	41,464	80,976	81,430
Total	$363,769	$413,613	$678,816	$773,477

Sales by Geography
North America	$64,140	$47,766	$128,947	$86,943
Europe:
Germany	23,664	31,989	42,283	65,225
Other including Eastern Europe/CIS	61,131	76,347	130,331	159,325
Asia and Australia:
China	163,590	203,026	277,956	352,999
Japan	17,406	19,428	33,020	39,057
Other	28,929	33,314	60,667	67,521
Rest of World	4,909	1,743	5,612	2,407
Total	$363,769	$413,613	$678,816	$773,477

Timing of Revenue Recognition
Goods and services transferred at a point in time	$342,037	$412,241	$634,130	$771,094
Goods and services transferred over time	21,732	1,372	44,686	2,383
Total	$363,769	$413,613	$678,816	$773,477
One of our customers accounted for 11.6% and 13.0% of our net sales for the six months ended June 30, 2019 and 2018, respectively. The same customer accounted for 39.2% and 24.7% of our net accounts receivable as of June 30, 2019 and December 31, 2018, respectively.
The Company enters into contracts to sell lasers and spare parts, for which revenue is generally recognized upon shipment or delivery, depending on the terms of the contract. The Company also provides installation services and extended warranties. The Company frequently receives consideration from a customer prior to transferring goods to the customer under the terms of a sales contract. The Company records customer deposits related to these prepayments, which represent a contract liability. The Company also records deferred revenue related to installation services when consideration is received before the services have been performed. The Company recognizes customer deposits and deferred revenue as net sales after control of the goods or services has been transferred to the customer and all revenue recognition criteria is met. The Company bills customers for extended warranties upon entering into the agreement with the customer, resulting in deferred revenue. The timing of customer payments on contracts for the sale of customized robotic systems generally differs from the timing of revenue recognized, resulting in contract assets and liabilities. Contract assets are included within prepaid expense and other current assets on the condensed consolidated balance sheets. Contract liabilities are included within accrued expenses and other current liabilities on the condensed consolidated balance sheets.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table reflects the changes in the Company's contract assets and liabilities for the six months ended June 30, 2019 and 2018:

	June 30,	January 1,		June 30,	January 1,
	2019	2019	Change	2018	2018	Change
Contract assets
Contract assets	$8,460	$10,102	$(1,642)	$—	$—	$—
Contract liabilities
Contract liabilities - current	61,506	52,606	8,900	46,986	46,508	478
Contract liabilities - long-term	1,720	1,413	307	1,414	182	1,232
During the three months ended June 30, 2019 and June 30, 2018 the Company recognized revenue of $11,092 and $7,197, respectively, that was included in contract liabilities at the beginning of the period, respectively. During the six months ended June 30, 2019 and June 30, 2018, the Company recognized revenue of $36,252 and $35,529, respectively, that was included in contract liabilities at the beginning of the period, respectively.
The Company has elected the practical expedient in ASC 606-10-50-14, whereby the performance obligations for contracts with an original expected duration of one year or less are not disclosed. The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of June 30, 2019:

	Remaining Performance Obligations
	2019 (a)	2020	2021	2022	2023	2024 and thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$2,638	$2,063	$636	$331	$133	$27	$5,828
Revenue to be earned over time from contracts to sell robotic systems	21,916	3,442	—	—	—	—	25,358
Total	$24,554	$5,505	$636	$331	$133	$27	$31,186
(a) For the six-month period beginning July 1, 2019.
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
The carrying amounts of money market fund deposits, term deposits, accounts receivable, accounts payable and drawings on revolving lines of credit are considered reasonable estimates of their fair market value due to the short maturity of most of these instruments or as a result of the competitive market interest rates which have been negotiated. The Company's bond securities are reported at fair value based upon quoted prices for instruments with identical terms in active markets. The Company's commercial paper securities reported at fair value are based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability, and are therefore classified as Level 2. At June 30, 2019 and December 31, 2018, the Company's long-term notes consisted of a variable rate note and a fixed rate note, and the book value is considered a reasonable estimate of fair market value.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the condensed consolidated balance sheets with the exception of the interest rate swap, which is measured at fair value:

	Fair Value Measurements at June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$187,562	$187,562	$—	$—
Commercial paper	39,561	—	39,561	—
Short-term investments:
U.S. Treasury and agency obligations	38,828	38,828	—	—
Corporate bonds	262,544	262,544	—	—
Non-U.S. government bonds	5,491	—	5,491	—
Commercial paper	206,337	—	206,337	—
Long-term investments and other assets:
Auction rate securities	852	—	—	852
Interest rate swap	28	—	28	—
Total	$741,203	$488,934	$251,417	$852
Liabilities
Long-term debt	$43,551	$—	$43,551	$—
Contingent purchase consideration	300	—	—	300
Total	$43,851	$—	$43,551	$300

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$180,965	$180,965	$—	$—
U.S. Treasury and agency obligations	6,495	6,495	—	—
Commercial paper	78,948	—	78,948	—
Short-term investments:
U.S. Treasury and agency obligations	116,800	116,800	—	—
Corporate bonds	227,009	227,009	—	—
Commercial paper	156,321	—	156,321	—
Long-term investments and other assets:
Corporate bonds	3,859	3,859	—	—
Auction rate securities	847	—	—	847
Interest rate swaps	31	—	31	—
Total	$771,275	$535,128	$235,300	$847
Liabilities
Long-term debt	$45,378	$—	$45,378	$—
Contingent purchase consideration	898	—	—	898
Total	$46,276	$—	$45,378	$898
The fair value of the short-term investments considered held-to-maturity as of June 30, 2019 and December 31, 2018 was $513,200 and $500,130, respectively, which include an unrealized gain of $384 and unrealized loss of $302, respectively, as compared to the book value recorded on the condensed consolidated balance sheets for the same periods. There were no long-term investments considered held-to-maturity as of June 30, 2019. The fair value of the long-term investments considered held-

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
to-maturity as of December 31, 2018 was $3,859, which represents the book value recorded within other assets on the condensed consolidated balance sheets for the same period. There were no impairments for the investments considered held-to-maturity at June 30, 2019 and December 31, 2018.
The Company entered into an interest rate swap that is designated as a cash flow hedge associated with a new long-term note issued during the second quarter of 2016 that will terminate with the long-term note in May 2023. The fair value at June 30, 2019 for the interest rate swap considered pricing models whose inputs are observable for the securities held by the Company.
Auction rate securities and contingent consideration are measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The fair value of the auction rate securities was determined using prices observed in inactive markets with limited observable data for the securities held by the Company. The auction rate securities are considered available-for-sale securities. They had a cost basis of $852 and $847 at June 30, 2019 and December 31, 2018, respectively. There were no impairments for the investments considered available-for-sale during the quarters ended June 30, 2019 and 2018.
The fair value of contingent consideration was determined using an income approach at the respective business combination date and at the reporting date. That approach is based on significant inputs that are not observable in the market and include key assumptions such as assessing the probability of meeting certain milestones required to earn the contingent consideration.
The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Auction rate securities
Balance, beginning of period	$850	$1,019	$847	$1,016
Change in fair value and accretion	2	155	5	158
Balance, end of period	$852	$1,174	$852	$1,174
Contingent purchase consideration
Balance, beginning of period	$294	$902	$898	$902
Cash payments	—	—	(632)	—
Foreign exchange adjustment	6	—	34	—
Balance, end of period	$300	$902	$300	$902

The following table presents the effective maturity dates of held-to-maturity debt investments as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Held-to-maturity:
Less than 1 year	$512,816	$513,200	$585,875	$585,573
1 through 5 years	—	—	3,859	3,859
Total	$512,816	$513,200	$589,734	$589,432
Available-for-sale:
Greater than 5 years	$852	$852	$847	$847

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
5. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2019	2018
Components and raw materials	$243,768	$233,594
Work-in-process	40,661	66,498
Finished components and devices	141,567	103,487
Total	$425,996	$403,579
The Company recorded inventory provisions totaling $7,886 and $3,497 for the three months ended June 30, 2019 and 2018, respectively, and $12,649 and $6,854 for the six months ended June 30, 2019 and 2018, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished components and devices.
6. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2019:

Amount
Balance at January 1	$100,722
Goodwill arising from acquisition	9,426
Adjustment to goodwill during measurement period	448
Foreign exchange adjustment	272
Balance at June 30	$110,868
During the fourth quarter of 2018, the Company acquired 100% of the membership units of Genesis Systems Group, LLC ("Genesis"). During the first quarter of 2019, the working capital adjustment to the purchase price was finalized resulting in an increase in the purchase price of $448. The additional purchase price was allocated entirely to goodwill.
During the first quarter of 2019, the Company acquired the submarine networks division (SND) of Padtec SA, a communications equipment company based in Brazil. SND is a provider of submarine networking technology and systems. The Company paid $19,560 to acquire SND, which represents the fair value on that date. Of the purchase price, $1,956 ($1,948 at June 30, 2019) was held back for potential post-closing adjustments related to government approval of licenses. This balance is included within accrued expenses and other liabilities on the condensed consolidated balance sheets. In addition, $2,934 ($2,964 at June 30, 2019) was held back in a restricted bank account for potential post-closing adjustments related to indemnities provided by the seller. This balance related to restricted cash is included within other assets, and the liability related to the amount due to the sellers if the indemnities are satisfied is included within deferred income taxes and other long-term liabilities on the condensed consolidated balance sheets. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which amounted to $9,426. The Company is assessing the deductibility of the goodwill for tax purposes. As a result of the acquisition, the Company recorded intangible assets of $4,825 related to production know-how with a weighted-average useful life of 6 years and $4,825 related to customer relationships with a weighted-average life of 6 years.
The purchase price allocations included in the Company's condensed consolidated financial statements are not complete. They represent the preliminary fair value estimates as of June 30, 2019 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in changes to the amounts and allocations recorded.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Intangible assets, subject to amortization, consisted of the following:

	June 30, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$8,036	$(6,300)	$1,736	8 years	$8,036	$(6,028)	$2,008	8 years
Customer relationships	62,690	(9,468)	53,222	10 years	57,849	(6,427)	51,422	11 years
Production know-how	14,006	(7,052)	6,954	7 years	9,211	(6,212)	2,999	7 years
Technology, trademark and trade names	41,431	(13,437)	27,994	7 years	41,184	(10,474)	30,710	7 years
Total	$126,163	$(36,257)	$89,906		$116,280	$(29,141)	$87,139
Amortization expense for the three months ended June 30, 2019 and 2018 was $3,648 and $1,908, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 was $6,964 and $3,839, respectively. The estimated future amortization expense for intangibles for the remainder of 2019 and subsequent years is as follows:

2019 (a)	2020	2021	2022	2023	Thereafter	Total
$7,236	$13,665	13,298	$12,404	$11,449	$31,854	$89,906
(a) For the six-month period beginning July 1, 2019.

7. LEASES
The Company leases certain warehouses, office spaces, land, vehicles and equipment under operating lease agreements. The remaining terms of these leases range from less than 1 year to 46 years. The operating lease expense for the three and six months ended June 30, 2019 was $2,795 and $4,464, respectively. The cash paid for amounts included in the measurement of lease liabilities included in the operating cash flows from operating leases was $1,572 and $3,442 for the three and six months ended June 30, 2019, respectively. The Company does not have any finance lease arrangements.
The Company's operating lease assets and lease liabilities consist of the following as of June 30, 2019:

Account	Classification	Amount
Right-of-use assets	Other assets	$27,083
Short-term lease liabilities	Accrued expenses and other liabilities	5,647
Long-term lease liabilities	Deferred income taxes and other long-term liabilities	21,375
Total lease liabilities		$27,022
The table below presents the future minimum lease payments to be made under non-cancelable operating leases as of December 31, 2018:

Years ending December 31,
2019	$6,314
2020	4,603
2021	3,358
2022	2,596
2023	2,078
Thereafter	11,340
Total	$30,289

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The table below presents the maturities of operating lease liabilities as of June 30, 2019:

2019 (a)	$6,476
2020	5,017
2021	3,845
2022	3,189
2023	2,418
Thereafter	11,399
Total future minimum lease payments	32,344
Less: imputed interest	(5,322)
Present value of lease liabilities	$27,022
(a) For the six-month period beginning July 1, 2019.
Other information relevant to the Company's operating leases consist of the following as of June 30, 2019:

Weighted-average remaining lease term	10 years
Weighted-average discount rate	3.63%

8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2019	2018
Accrued compensation	$55,238	$60,107
Contract liabilities	61,506	52,606
Current portion of accrued warranty	23,841	23,106
Short-term lease liabilities	5,647	—
Other	14,977	18,821
Total	$161,209	$154,640

9. PRODUCT WARRANTIES
The Company typically provides 1 to 3 years parts and service warranties on lasers and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
The following table summarizes product warranty accrual activity recorded during the six months ended June 30, 2019 and 2018.

	2019	2018
Balance at January 1	$51,422	$47,517
Provision for warranty accrual	8,618	12,830
Warranty claims	(9,430)	(8,986)
Foreign currency translation	1	(812)
Balance at June 30	$50,611	$50,549
Accrued warranty reported in the accompanying condensed consolidated financial statements as of June 30, 2019 and December 31, 2018 consisted of $23,841 and $23,106 in accrued expenses and other liabilities, respectively, and $26,770 and $28,316 in other long-term liabilities, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
10. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	June 30,	December 31,
	2019	2018
Long-term notes	43,551	45,378
Less: current portion	(3,705)	(3,671)
Total long-term debt	39,846	41,707
At June 30, 2019, the Company has an unsecured long-term note with an outstanding principal balance of $20,188, of which, $1,188 is the current portion. The interest on this unsecured long-term note is variable at 1.2% above LIBOR and is fixed using an interest rate swap at 2.9% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15,438. Also at June 30, 2019, the Company has another long-term note that is secured by its corporate aircraft with an outstanding principal balance of $23,363, of which, $2,517 is the current portion. The interest on this collateralized long-term note is fixed at 2.7% per annum. The collateralized long-term note matures in July 2022, at which time the outstanding principal balance will be $15,375.
The Company maintains both a $50,000 and a €50,000 ($56,832) line-of-credit, which are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. It also maintains a €2,000 ($2,273) overdraft facility. At June 30, 2019 and December 31, 2018, there were no amounts drawn on the U.S. line-of-credit, and there were $1,337 and $930, respectively, of guarantees issued against the facility which reduce the amount of the facility available to draw. At June 30, 2019 and December 31, 2018, there were no amounts drawn on the Euro line-of-credit, and there were $1,088 and $1,166, respectively, of guarantees issued against those facilities which reduce the amount available to draw. At June 30, 2019 and December 31, 2018, there were no amounts drawn on the Euro overdraft facility. After providing for the guarantees used, the total unused credit lines and overdraft facilities are $106,680 at June 30, 2019.
11. DERIVATIVE FINANCIAL INSTRUMENTS
The Company's only outstanding derivative financial instrument is an interest rate swap that is classified as a cash flow hedge of its variable rate debt. The fair value amounts in the condensed consolidated balance sheets were:

Notional Amounts (1)		Other Assets
June 30,	December 31,	June 30,	December 31,
2019	2018	2019	2018
$20,188	$20,781	$28	$31
(1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The derivative gains and losses in the condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018, related to the Company's current and previous interest rate swap contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Effective portion recognized in other comprehensive income, pretax:
Interest rate swap	$11	$—	$(3)	$2

12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of June 30, 2019 and through the filing date of these condensed consolidated financial statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
13. INCOME TAXES
The effective tax rates for the three months ended June 30, 2019 and 2018 were 24.3% and 25.6%, respectively. For the six months ended June 30, 2019 and 2018, the effective tax rates were 24.2% and 25.4%, respectively.
There were discrete tax benefits of $575 and $2,407 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the discrete tax benefits were $2,913 and $8,907, respectively. The net discrete benefits for both years are primarily related to the excess deduction related to equity based compensation. In 2018, there was minimal guidance available regarding the Global Intangible Low-taxed Income ("GILTI") provisions of the Tax Cuts and Jobs Act. In accordance with SAB 118, which provided guidance on accounting for the tax effects of the Tax Cuts and Jobs Act, the Company was granted a measurement period of up to one year from enactment to complete the accounting related to this tax act under ASC 740, which concluded in the quarter ended December 31, 2018. For the quarter and for the six months ended June 30, 2018, the Company reflected an additional $2,390 and $4,553, respectively, related to GILTI which was then reversed in the third quarter of 2018 as a result of additional IRS guidance issued in September 2018.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes. The Company continues to classify interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The following is a summary of the activity of the Company’s unrecognized tax benefits for six months ended June 30, 2019 and 2018:

	2019	2018
Balance at January 1	$11,206	$10,370
Additions for tax positions in current period	49	745
Foreign currency translation	199	—
Balance at June 30	$11,454	$11,115
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate, if recognized.
14. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to IPG Photonics Corporation	$72,272	$121,617	$127,431	$227,951
Net income attributable to common stockholders	72,272	121,617	127,431	227,951
Weighted average shares	53,042	53,662	53,076	53,703
Dilutive effect of common stock equivalents	806	1,330	839	1,408
Diluted weighted average common shares	53,848	54,992	53,915	55,111
Basic net income attributable to IPG Photonics Corporation per share	$1.36	$2.27	$2.40	$4.24
Basic net income attributable to common stockholders	$1.36	$2.27	$2.40	$4.24
Diluted net income attributable to IPG Photonics Corporation per share	$1.34	$2.21	$2.36	$4.14
Diluted net income attributable to common stockholders	$1.34	$2.21	$2.36	$4.14
For the three months ended June 30, 2019 and 2018, respectively, the computation of diluted weighted average common shares excludes 38,700 and 10,000 common stock equivalents because the effect of including them would be anti-dilutive. The shares excluded for the three months ended June 30, 2019 and 2018, respectively are comprised of 26,300 and 4,000 restricted stock units ("RSUs") and 7,000 and 2,000 performance stock units ("PSUs"), and 5,400 and 4,000 non-qualified stock options, respectively. For the six months ended June 30, 2019 and 2018, respectively, the computation of diluted weighted average common shares excludes 80,600 and 90,300 common stock equivalents because the effect of including them would be anti-dilutive. The shares excluded for the six months ended June 30, 2019 and 2018, respectively are comprised of 56,400 and 19,500 restricted stock units ("RSUs") and 17,500 and 6,900 performance stock units ("PSUs"), and 6,700 and 63,900 non-qualified stock options, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
On February 12, 2019, the Company announced that its board of directors authorized a new anti-dilutive stock repurchase program (the "2019 Program") following the completion of its $125 million repurchase program (the "2018 Program") authorized in July 2018. Under the 2019 Program, IPG is authorized to repurchase shares of common stock in an amount not to exceed the lesser of (a) the number of shares issued to employees and directors under the Company's various employee and director equity compensation and employee stock purchase plans from January 1, 2019 through December 31, 2020 and (b) $125 million, exclusive of any fees, commissions or other expenses. Share repurchases will be made periodically in open market transactions using the Company's working capital, and are subject to market conditions, legal requirements and other factors. The 2019 Program authorization does not obligate the Company to repurchase any dollar amount or number of its shares, and repurchases may be commenced or suspended from time to time without prior notice.
For the three and six months ended June 30, 2019, the Company repurchased 15,380 shares of common stock under the 2019 Program with an average price of $148.52 per share in the open market. The impact on the reduction of weighted average shares for the three and six months ended June 30, 2019 was 769 and 386 shares. For the three months ended June 30, 2018, the Company repurchased 131,680 shares of its common stock under the 2018 Program with an average price of $235.37 per share in the open market. The impact on the reduction of weighted average shares for the three months ended June 30, 2018 was 82,546 shares. For the six months ended June 30, 2018, the Company repurchased 214,578 shares of its common stock with an average price of $237.98 per share in the open market. The impact on the reduction of weighted average shares for the six months ended June 30, 2018 was 97,185 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward looking statements that are based on management's current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements."
Overview
We develop and manufacture a broad line of high-performance fiber lasers, fiber amplifiers and diode lasers that are used in numerous applications, primarily in materials processing. In addition, we offer laser and non-laser based systems for certain markets and applications. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally primarily through our direct sales force.
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
Net sales. We derive net sales primarily from the sale of fiber lasers and amplifiers. We also sell diode lasers, communications systems, laser and non-laser systems and complementary products. We sell our products through our direct sales organization and our network of distributors and sales representatives, as well as system integrators. We sell our products to OEMs that supply materials processing laser systems, communications systems, medical laser systems and other laser systems for advanced applications to end users. We also sell our products to end users that build their own systems, which incorporate our products or use our products as an energy or light source. Our scientists and engineers work closely with OEMs, systems integrators and end users to analyze their system requirements and match appropriate fiber laser or amplifier specifications. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more, but is typically several months.
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
Historically, we have been able to offset decreasing average selling prices with reductions in the cost of our components, subassemblies and finished products that has enabled us either to maintain or increase gross margin. However, recent reductions in average selling price have been greater than the decrease in component and manufacturing costs which has resulted in a decrease in gross margin. The decrease in average selling prices over the last year has exceeded the historical average and has primarily been driven by increasing competition in the materials processing market. Further cost reductions, which may not be achieved, will be necessary in order for gross margin to increase.

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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $7.9 million and $3.5 million for the three months ended June 30, 2019 and 2018, respectively, and $13.0 million, $16.9 million and $22.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Our valuation methodology for assessing impairment requires management to make significant judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance at many points during the analysis. Also, the process of evaluating the potential impairment of goodwill is subjective. We operate in a highly competitive environment and projections of future operating results and cash flows may vary significantly from actual results. In particular, the telecommunications transceiver market continues to experience rapid changes in technology and competitive environment. If our analysis indicates potential impairment to goodwill in one or more of our reporting units, we may be required to record additional charges to earnings in our financial statements, which could negatively affect our results of operations.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 24.3 % for the six months ended June 30, 2019 and 26%, 28% and 22% for the full years 2018, 2017 and 2016, respectively. One of our customers accounted for 12% and 13% of our net sales for the six months ended June 30, 2019 and 2018, respectively. The same customer accounted for 39% and 25% of our net accounts receivable as of June 30, 2019 and December 31, 2018, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018
Net sales. Net sales decreased by $49.8 million, or 12.1%, to $363.8 million for the three months ended June 30, 2019 from $413.6 million for the three months ended June 30, 2018.

	Three Months Ended June 30,
	2019		2018		Change
Sales by Application		% of Total		% of Total
Materials processing	$345,591	95.0%	$392,001	94.8%	$(46,410)	(11.8)%
Other applications	18,178	5.0%	21,612	5.2%	(3,434)	(15.9)%
Total	$363,769	100.0%	$413,613	100.0%	$(49,844)	(12.1)%

Sales by Product
High Power Continuous Wave ("CW") Lasers	$213,411	58.7%	$266,075	64.3%	$(52,664)	(19.8)%
Medium and Low Power CW Lasers	15,415	4.2%	30,972	7.5%	(15,557)	(50.2)%
Pulsed Lasers	40,813	11.2%	41,582	10.1%	(769)	(1.8)%
Quasi-Continuous Wave ("QCW") Lasers	15,967	4.4%	20,092	4.9%	(4,125)	(20.5)%
Laser and Non-Laser Systems	39,383	10.8%	13,428	3.2%	25,955	193.3%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	38,780	10.7%	41,464	10.0%	(2,684)	(6.5)%
Total	$363,769	100.0%	$413,613	100.0%	$(49,844)	(12.1)%
Materials processing
Sales for materials processing applications decreased due to lower sales from high power lasers, medium power lasers, pulsed lasers and QCW lasers offset by increased revenue from laser and non-laser systems.
•The decline in high power lasers related to the decrease in sales of cutting, metal welding, and laser sintering applications. Within cutting applications, decreased sales were driven by lower average selling prices and weaker demand in Europe. The decrease in sales of high power lasers used in metal welding applications was driven by decreased sales of metal welding applications into the traditional automotive industry as well as a decrease in average selling prices.
•The decrease in medium and low power sales related to weakness in fine cutting applications and laser sintering for metal-based additive manufacturing. The reduced revenue in fine cutting applications was due in part to the ongoing transition to kilowatt scale high power lasers for these applications.
•The decrease in pulsed laser sales was due to the decline in sales of low and high power pulsed products, which were largely offset by the growth in green and ultrafast pulsed lasers.

•QCW laser sales decreased due to lower demand for fine processing and consumer electronics applications.
•The increase in laser and non-laser systems sales was largely due to the acquisition of Genesis and partially driven by growth in macro-systems for welding and cutting applications.
•The increase in Other Revenue within the Sales by Product chart above was driven by growth in accessories and service sales.
Other Applications
Sales from other applications decreased due to a sales decline in government, semiconductor, and telecom, partially offset by an increase in the medical market. Government sales decreased due to the decrease in sales of directed energy applications in the quarter. Telecom sales decreased due to the decreased demand in Europe and North America.
Cost of sales and gross margin. Cost of sales increased by $4.9 million, or 2.7%, to $183.5 million for the three months ended June 30, 2019 from $178.6 million for the three months ended June 30, 2018. Our gross margin decreased to 49.5% for the three months ended June 30, 2019 from 56.8% for the three months ended June 30, 2018. Gross margin decreased mainly due to a decrease in average selling prices and higher inventory provisions as compared to the second quarter of 2018. In addition, gross margin was impacted by lower revenues in the second quarter of 2019 versus the year ago period which resulted in an increase in unabsorbed manufacturing expense as a percentage of revenue. Product mix also reduced gross margins because the systems sold by Genesis, a business that we acquired in December 2018, have a lower gross margin than the core laser business. The acquisition of Genesis reduced gross margin by 1.9% for the three months ended June 30, 2019.
Sales and marketing expense. Sales and marketing expense increased by $6.2 million, or 42.8%, to $20.7 million for the three months ended June 30, 2019 compared with $14.5 million for the three months ended June 30, 2018. The majority of this change was a result of additional sales and marketing expenses of new acquisitions, including Genesis, as well as increases in salaries and benefits, depreciation and other selling expenses. As a percentage of sales, sales and marketing expense increased to 5.7% of sales for the three months ended June 30, 2019 from 3.5% for the three months ended June 30, 2018.
Research and development expense. Research and development expense increased by $3.1 million, or 9.7%, to $34.9 million for the three months ended June 30, 2019, compared to $31.8 million for the three months ended June 30, 2018. This change was primarily a result of increases in personnel, consultants, and R&D materials, partially offset by reductions in contractor expense. Research and development continues to focus on developing new products, enhancing performance of existing components, improving production processes and developing manufacturing of new components such as crystals and refining production processes to improve manufacturing yields and productivity. New products include lasers that operate at different wavelengths such as UV, visible and mid-IR, lasers with ultrafast pulses, laser based systems for material processing, projection, display and medical as well as accessories such as welding and cutting heads. In addition to new products, research and development is focused on enhancing the performance of our existing products by improving their electrical efficiency and increasing their average power. As a percentage of sales, research and development expense increased to 9.6% for the three months ended June 30, 2019 from 7.7% for the three months ended June 30, 2018.
General and administrative expense. General and administrative expense increased by $4.4 million, or 18.3%, to $28.5 million for the three months ended June 30, 2019 from $24.1 million for the three months ended June 30, 2018. This change was primarily a result of the acquisition of Genesis, and increases in stock based compensation and bad debt expense. As a percentage of sales, general and administrative expense increased to 7.8% for the three months ended June 30, 2019 from 5.8% for the three months ended June 30, 2018.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.84, Russian Ruble 62, Japanese Yen 109 and Chinese Yuan 6.38, respectively, we would have expected net sales to be $18.1 million higher, gross profit to be $10.4 million higher and total operating expenses to be $1.8 million higher.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $5.1 million for the three months ended June 30, 2019 as compared to a $2.1 million loss for the three months ended June 30, 2018. The foreign exchange loss for the three months ended June 30, 2019 was primarily attributable to depreciation of the Chinese Yuan, the appreciation of the Russian Ruble, and appreciation of the Euro as compared to the U.S. Dollar. The foreign exchange loss for the three months ended June 30, 2018 was primarily attributable to the depreciation of the Chinese Yuan offset by a gain attributable to depreciation of the Euro and the Russian Ruble as compared to the U.S. Dollar.
Provision for income taxes. Provision for income taxes was $23.3 million (effective tax rate of 24.3%) for the three months ended June 30, 2019 compared to $41.9 million (effective tax rate of 25.6%) for the three months ended June 30, 2018.

There were net discrete tax benefits included in tax expense of $0.6 million and $2.4 million for the three months ended June 30, 2019 and 2018, respectively.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $49.3 million to $72.3 million for the three months ended June 30, 2019 compared to $121.6 million for the three months ended June 30, 2018. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 9.5 percentage points to 19.9% for the three months ended June 30, 2019 from 29.4% for the three months ended June 30, 2018 due to the factors described above.
Results of Operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018
Net sales. Net sales decreased by $94.7 million, or 12.2%, to $678.8 million for the six months ended June 30, 2019 from $773.5 million for the six months ended June 30, 2018.

	Six Months Ended June 30,
	2019		2018		Change
Sales by Application		% of Total		% of Total
Materials processing	$646,676	95.3%	$731,215	94.5%	$(84,539)	(11.6)%
Other applications	32,140	4.7%	42,262	5.5%	(10,122)	(24.0)%
Total	$678,816	100.0%	$773,477	100.0%	$(94,661)	(12.2)%

Sales by Product
High Power Continuous Wave ("CW") Lasers	$392,430	57.8%	$496,649	64.2%	$(104,219)	(21.0)%
Medium and Low Power CW Lasers	31,013	4.6%	56,372	7.3%	(25,359)	(45.0)%
Pulsed Lasers	72,250	10.6%	79,835	10.3%	(7,585)	(9.5)%
Quasi-Continuous Wave ("QCW") Lasers	30,133	4.4%	36,292	4.7%	(6,159)	(17.0)%
Laser and Non-Laser Systems	72,014	10.6%	22,899	3.0%	49,115	214.5%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	80,976	12.0%	81,430	10.5%	(454)	(0.6)%
Total	$678,816	100.0%	$773,477	100.0%	$(94,661)	(12.2)%
Materials processing
Sales for materials processing applications decreased due to lower sales of high power lasers, medium power lasers, pulsed lasers, QCW lasers offset partially by increased revenue from laser and non-laser systems.
•The decline in high power lasers related to the decrease in sales of cutting, metal welding, and laser sintering applications. Within cutting applications, decreased sales were driven by lower average selling prices and weaker demand in China and Europe. The decrease in sales of high power lasers used in metal welding applications was driven by decreased sales of metal welding applications into the traditional automotive industry as well as a decrease in average selling prices. Within the laser sintering business, decreased sales were driven by weaker sales in Western Europe.
•The decrease in medium and low power sales related to weakness in fine cutting applications and laser sintering for metal-based additive manufacturing. The reduced revenue in fine cutting applications was due in part to the ongoing transition to kilowatt scale high power lasers for these applications.
•The decrease in pulsed laser sales was due to the decline in sales of low and high power pulsed products, which were largely offset by the growth in green and ultrafast pulsed lasers. The solar cell manufacturing application increased significantly compared to last year due to the growth in green pulsed lasers.
•QCW laser sales decreased due to lower demand for drilling and consumer electronics applications.
•The increase in laser and non-laser systems sales was largely due to the acquisition of Genesis and partially driven by growth in macro-systems for welding and cutting applications.

•Other Revenue sales declined compared to last year due to the decreased sales of amplifiers, largely offset by an increase in accessories and service sales.
Other Applications
Sales from other applications decreased due to sales declines in government, scientific, semiconductor, and telecom, partially offset by slight growth in the instrument and medical markets. Within advanced applications, government sales decreased largely primarily due to a decrease in sales for directed energy applications. Telecom sales decreased due to the decrease demand in Europe and North America.
Cost of sales and gross margin. Cost of sales increased by $14.6 million, or 4.4%, to $349.7 million for the six months ended June 30, 2019 from $335.1 million for the six months ended June 30, 2018. Our gross margin decreased to 48.5% for the six months ended June 30, 2019 from 56.7% for the six months ended June 30, 2018. Gross margin decreased mainly due a decrease in average selling prices and higher inventory provisions as compared to the six months ended June 30, 2018. In addition, gross margin was impacted by lower revenues in the first and second quarter of 2019 versus the year ago period, which, resulted in lower absorption of manufacturing expenses. Product mix also reduced gross margins because the systems sold by Genesis, a business that we acquired in December 2018, have a lower gross margin than the core laser business. The acquisition of Genesis reduced gross margin by 2.1% for the six months ended June 30, 2019.
Sales and marketing expense. Sales and marketing expense increased by $11.8 million, or 42.0%, to $39.9 million for the six months ended June 30, 2019 from $28.1 million for the six months ended June 30, 2018, primarily as a result of sales and marketing expenses for new acquisitions, including Genesis, as well as increases in salaries and benefits, depreciation and other selling expenses. As a percentage of sales, sales and marketing expense increased to 5.9% of sales for the six months ended June 30, 2019 from 3.6% for the six months ended June 30, 2018.
Research and development expense. Research and development expense increased by $7.0 million, or 11.6%, to $67.4 million for the six months ended June 30, 2019, compared to $60.4 million for the six months ended June 30, 2018, primarily as a result of an increase in expenses related to personnel, materials used for research and development projects, consultants, outside processing, leasing, depreciation, and information systems, partially offset by reductions in contractor expense. Research and development continues to focus on developing new products, enhancing performance of existing components, improving production processes and developing manufacturing of new components such as crystals and refining production processes to improve manufacturing yields and productivity. New products include lasers that operate at different wavelengths such as UV, visible and mid-IR, lasers with ultrafast pulses, laser based systems for material processing, projection, display and medical as well as accessories such as welding and cutting heads. In addition to new products, research and development is focused on enhancing the performance of our existing products by improving their electrical efficiency and increasing their average power. As a percentage of sales, research and development expense increased to 9.9% for the six months ended June 30, 2019 from 7.8% for the six months ended June 30, 2018.
General and administrative expense. General and administrative expense increased by $6.2 million, or 12.5%, to $55.8 million for the six months ended June 30, 2019 from $49.6 million for the six months ended June 30, 2018, primarily as a result of the acquisition of Genesis and increased expenses for personnel, bad debt, information technology and depreciation. As a percentage of sales, general and administrative expense increased to 8.2% for the six months ended June 30, 2019 from 6.4% for the six months ended June 30, 2018.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.83, Russian Ruble 59, Japanese Yen 109 and Chinese Yuan 6.37, respectively, we would have expected net sales for the six months ended June 30, 2019 to be $32.9 million higher, gross profit to be $18.1 million higher and total operating expenses would have been $4.4 million higher.
(Gain) Loss on foreign exchange. We incurred a foreign exchange loss of $6.7 million for the six months ended June 30, 2019 as compared to a gain of $3.2 million for the six months ended June 30, 2018. The loss for the six months ended June 30, 2019 was primarily attributable to the appreciation of the Russian Ruble and the Chinese Yuan as compared to the U.S. Dollar. The gain for the six months ended June 30, 2018 was primarily attributable to depreciation of the Euro and Russian Ruble compared to the U.S. Dollar, which was partially offset by a loss attributable to depreciation of the Chinese Yuan.
Provision for income taxes. Provision for income taxes was $40.6 million (effective tax rate of 24.2%) for the six months ended June 30, 2019 compared to $77.4 million (effective tax rate of 25.4%) for the six months ended June 30, 2018. There were net discrete tax benefits included in tax expense of $2.9 million and $8.9 million for the six months ended June 30, 2019 and 2018, respectively.

Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $100.6 million to $127.4 million for the six months ended June 30, 2019 compared to $228.0 million for the six months ended June 30, 2018. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 10.7 percentage points to 18.8% for the six months ended June 30, 2019 from 29.5% for the six months ended June 30, 2018 due to the factors described above.
Liquidity and Capital Resources
Our principal sources of liquidity as of June 30, 2019 consisted of cash and cash equivalents of $530.0 million, short-term investments of $512.8 million, unused credit lines and overdraft facilities of $106.7 million and other working capital (excluding cash and cash equivalents and short-term investments) of $598.0 million. This compares to cash and cash equivalents of $544.4 million, short-term investments of $500.4 million, unused credit lines and overdraft facilities of $107.4 million and other working capital (excluding cash and cash equivalents and short-term investments) of $514.9 million as of December 31, 2018. The decrease in cash and cash equivalents of $14.4 million relates primarily to cash used in investing activities of $106.3 million and cash used in financing activities of $4.1 million, offset by cash provided by operating activities of $101.8 million. In addition, the effect of exchange rates decreased cash and cash equivalents by $2.8 million.
Short-term investments at June 30, 2019, consist of liquid investments including U.S. government and government agency notes, corporate notes, non-U.S. government notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year. We also hold long-term investments, included in other assets on the condensed consolidated balance sheets, which consist of auction rate securities totaling $0.9 million.
Our long-term debt consists of two long-term notes with a combined total outstanding balance at June 30, 2019 of $43.6 million of which $3.7 million is the current portion. We have an unsecured long-term note with an outstanding principal balance at June 30, 2019 of $20.2 million, of which $1.2 million is the current portion. The interest on this unsecured long-term note is variable at 1.2% above LIBOR and is fixed using an interest rate swap at 2.9% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15.4 million. We have another long-term note that is secured by our corporate aircraft with an outstanding principal balance of $23.4 million, of which $2.5 million is the current portion. The interest on this collateralized long-term note is fixed at 2.7% per annum. The collateralized long-term note matures in July 2022, at which time the outstanding principal balance will be $15.4 million.
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

The following table details our line-of-credit facilities as of June 30, 2019:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$50.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2020	Unsecured
Euro Credit Facility (Germany) (2)	Euro 50.0 million ($56.8 million)	Euribor plus 0.75% or EONIA plus 1.00%	July 2020	Unsecured, guaranteed by parent company and German subsidiary
Other Euro Facility (3)	Euro 2.0 million ($2.3 million)	Euribor plus 0.89% to 1.78%	May 2020	Common pool of assets of Italian subsidiary
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At June 30, 2019, there were no amounts drawn on this line, however, there were $1.3 million of guarantees issued against the line which reduces total availability.
(2) This facility is also available to certain foreign subsidiaries in their respective local currencies. At June 30, 2019, there were no drawings on this facility, however, there were $1.1 million of guarantees issued against the line which reduces total availability.
(3) At June 30, 2019, there were no drawings. This facility renews annually.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $50.0 million and $56.8 million (or 50 million Euro as described above), respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include a debt service coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The debt service coverage covenant requires that we maintain a trailing twelve-month ratio of cash flow to debt service that is at least 1.5:1. Debt service is defined as required principal and interest payments during the period. Debt service in the calculation is decreased by our cash held in the U.S.A. in excess of $50 million up to a maximum of $250 million. Cash flow is defined as EBITDA less unfunded capital expenditures. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. We were in compliance with all such financial covenants as of and for the three months ended June 30, 2019.
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
Operating activities. Net cash provided by operating activities decreased by $106.8 million to $101.8 million for the six months ended June 30, 2019 from $208.6 million for the six months ended June 30, 2018. Our largest working capital items are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The decreased cash flow from operating activities for the six months ended June 30, 2019 primarily resulted from:
•A decrease of $83.8 million in cash provided by net income after adding back non-cash charges to $221.6 million for the six months ended June 30, 2019 as compared to $305.4 million for the same period in 2018;
•An increase in cash used by income taxes. Cash used by income and other taxes payable was $56.9 million for the six months ended June 30, 2019 as compared to cash provided by income and other taxes payable of $14.0 million for the same period in 2018 due to timing of tax payments in Germany;
•An increase in the cash used by accounts receivable of $21.1 million for the six months ended June 30, 2019 as compared to $9.5 million for the same period in 2018; partially offset by
•A decrease in the cash used for inventory. Cash used for inventory was $40.8 million for the six months ended June 30, 2019 as compared to $91.0 million for the same period in 2018.

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
Investing activities. Net cash used in investing activities was $106.3 million for the six months ended June 30, 2019 as compared to cash used in investing activities of $228.3 million in 2018. The cash used in investing activities in 2019 related to $86.5 million of capital expenditures, $15.1 million for acquisition of business, and $5.1 million of net purchases of short-term investments. The cash used in investing activities in 2018 related to $96.5 million of capital expenditures, $128.2 million of net purchases of short-term and long-term investments and $4.4 million for acquisition of business.
We expect to incur between $170 million and $180 million in 2019 in capital expenditures. Capital expenditures include investments in facilities and equipment to add capacity worldwide to support anticipated growth. In 2019, we expect capital expenditures to increase as a percentage of revenue to support the growth of our business. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash used in financing activities was $4.1 million for the six months ended June 30, 2019 as compared to net cash used of $42.2 million in 2018. The cash used in financing activities in 2019 was primarily related to the purchase of treasury stock of $2.3 million and $1.8 million of principal payments on our long-term borrowings. The cash used in financing activities in 2018 was primarily related to the purchase of treasury stock of $51.1 million, partially offset by proceeds of $10.6 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units.
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, "Business" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 and Item 1A, "Risk Factors" of Part II on Form 10-Q for the quarter ended June 30, 2019. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Recent Accounting Pronouncements
See Note 2 in the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our condensed consolidated financial statements contained in Item 1 of this Quarterly Report.

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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. The loss on foreign exchange transactions totaled $5.1 million for the three months ended June 30, 2019 compared to a loss of $2.1 million for the three months ended June 30, 2018. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. At June 30, 2019, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The U.S. Dollar denominated assets are comprised of cash, third party receivables and inter-company receivables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of June 30, 2019 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $6.4 million if the U.S. Dollar appreciated and a $6.4 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Chinese Yuan as of June 30, 2019 applied to the net U.S. Dollar liabilities balances, would result in a foreign exchange loss of $8.1 million if the U.S. Dollar appreciated and a $8.1 million foreign exchange gain if the U.S. Dollar depreciated.
In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. Dollar as changes in the value of their functional currency relative to the U.S. Dollar can adversely affect the translated amounts of our revenue, expenses, net income, assets and liabilities. This can, in turn, affect the reported value and relative growth of sales and net income from one period to the next. In addition, changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. Dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss.
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of June 30, 2019. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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
Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the materials processing, telecommunications, advanced and medical markets and applications in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the markets and applications we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. A significant portion of our sales are to customers in China, which accounted for 43%, 44% and 36% in 2018, 2017 and 2016, respectively. A slowing of economic growth or recession, tariff-trade wars or other adverse economic developments or uncertainty in any of our key markets, including in China, would slow our growth rates or may result in a decrease in our sales. Adverse changes have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our lasers and amplifiers, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products. An economic downturn could have a material adverse effect on our business, financial condition and results of operations.
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
Our products are experiencing and may in the future continue to experience a significant decline in average selling prices ("ASPs") as a result of new product and technology introductions, increased competition and price pressures from significant customers. Newer market participants, particularly in China, have reduced and may continue to reduce, prices of competing products to gain market share. If the ASPs of our products decline further and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of our significant fixed costs, we are limited in our ability to reduce total costs quickly in response to any revenue shortfalls. Because of these factors, we have experienced and we may experience in the future material adverse fluctuations in our operating results on a quarterly or annual basis if the ASPs of our products continue to decline.
Our sales growth depends upon our ability to penetrate new applications and end markets for fiber lasers and increase our market share in existing applications.
Our level of sales will depend on our ability to generate sales of fiber lasers in new and developing markets and applications for lasers where they have not been used previously and in applications in which other lasers, such as CO2 and YAG lasers have been used. To date, a significant portion of our revenue growth has been derived from sales of fiber lasers primarily for applications where CO2 and YAG lasers historically have been used. We have made significant sales into the cutting, welding and marking and engraving applications, three large applications where other laser technologies are used. As fiber lasers reach higher levels of penetration in core materials processing applications, the development of new applications, end markets and products outside our core applications becomes more important to our growth. In order to maintain or increase market demand for our fiber laser products, we will need to devote substantial resources to:
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
We have added and are continuing to add substantial manufacturing capacity at our facilities in the United States, Germany, Russia and Belarus. A significant portion of our manufacturing facilities and production equipment, such as our semiconductor production and processing equipment, diode packaging equipment and diode burn-in stations, are special-purpose in nature and cannot be adapted easily to make other products. If the demand for fiber lasers or amplifiers does not increase or if our revenue decreases from current levels, we may have significant excess manufacturing capacity and under-absorption of our fixed costs, which could in turn adversely affect our gross margins and profitability.
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
•compliance with a wide variety of domestic and foreign laws and regulations, unexpected changes in those laws and regulatory requirements, including uncertainties regarding taxes, tariffs, quotas, export controls, export licenses, trade sanctions and other trade barriers, and any corresponding retaliatory actions by affected countries, including China and Russia;
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
We are subject to risks of doing business in Russia through our subsidiary, NTO IRE-Polus, which provides components and test equipment to us and sells finished fiber devices to customers in Russia and neighboring countries as well as finished lasers to China. Further, approximately 43% of our sales in 2018 were to customers in China. We are also investing in manufacturing facilities in Belarus. The results of our operations, business prospects and facilities in these three countries are subject to the economic and political environment in Russia, China and Belarus. In recent years, these countries have undergone substantial political, economic and social change. As is typical of an emerging economy, none of these three countries possess a well-developed business, financial, legal and regulatory infrastructure that would generally exist in a more mature free market economy. In addition, tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. The future economic direction of these two emerging market countries remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. Our failure to manage the risks associated with our operations in Russia, China and Belarus and our other existing and potential future international business operations could have a material adverse effect upon our results of operations.
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

We are highly dependent on the significant experience and specialized expertise of our CEO, COO and other senior management and scientific staff. The unavailability or loss of one or more of these key employees or our failure to attract other highly skilled personnel necessary to compete successfully could harm our business and results of operations.
Our future success is substantially dependent on the continued service and performance of our executive officers, particularly our founder and chief executive officer, Dr. Valentin P. Gapontsev, age 80, and our chief operating officer, Dr. Eugene Scherbakov, age 72. They play key roles setting our strategic direction, directing the development of new technologies and maintaining our culture. The unavailability of either key executive could have a material impact on our business. Although the board engages in executive succession planning, our inability to effectively and immediately transition knowledge or responsibilities to their successors in the event of an unexpected absence or departure could harm our business and disrupt our operations. We also rely on our highly trained team of scientists, many of whom have numerous years of experience and specialized expertise in optical fibers, semiconductors and optical component technology, and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may depart for a variety of reasons, which could harm our business. The members of our scientific staff who are expected to make significant individual contributions to our business are also members of our executive management team. We will need to continue to recruit and retain highly skilled scientists and engineers for certain functions. Competition for qualified personnel in our industry is intense, particularly for physicists, software engineers and other technical staff. If we fail to attract, integrate and retain the necessary personnel, it could delay the development or introduction of new products, negatively impact our ability to market, sell or support our products, and significantly harm our business.
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

We may incur impairments to goodwill or long-lived assets, which would negatively affect our results of operations.
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
In the past, we were subject to litigation alleging that we infringed third-party intellectual property rights. Intellectual property claims could result in costly litigation and harm our business.
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
We rely exclusively on our own production capabilities to manufacture certain of our key components, such as semiconductor diodes, specialty optical fibers and optical components. We do not have redundant production lines for some of our components, such as our diodes, specialty optical fibers and some other components, which are made at a single manufacturing facility. These are not readily available from other sources at our current costs. If our manufacturing activities were obstructed or hampered significantly, it could take a considerable length of time, or it could increase our costs, for us to resume manufacturing or find alternative sources of supply. Many of the tools and equipment we use are custom-designed, and it could take a significant period of time to repair or replace them. Our three major manufacturing facilities are located in Oxford, Massachusetts; Burbach, Germany; and Fryazino, Russia. We are building additional manufacturing in Belarus. Despite our efforts to mitigate the impact of any flood, fire, natural disaster, political unrest, act of terrorism, war, outbreak of disease or other similar event, our business could be adversely affected to the extent that we do not have redundant production capabilities if any of our major manufacturing facilities or equipment should become inoperable, inaccessible, damaged or destroyed.
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
In January 2018, the U.S. Treasury Department presented the U.S. Congress with a report on “oligarchs” as required under the Countering America’s Adversaries through Sanctions Act of 2017 ("CAATSA"). Our founder, CEO and Chairman is one of nearly 100 persons on the list of “oligarchs” on the basis of his reported net worth and birth in Russia. Uncertainties and reputational damage from his naming in the Treasury report, the imposition of trade sanctions and/or future legislation relying on the Treasury Department’s list of so-called “oligarchs” could negatively affect our business, financial condition and results of operation.
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
Sales of a substantial number of shares of common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. As of June 30, 2019, we had 53,182,910 shares of common stock outstanding and 2,391,750 shares subject to outstanding options, restricted stock units and performance stock units. We have registered all shares of common stock that we may issue under our stock option plans and our employee stock ownership plan. In addition, all of the unregistered shares of our common stock are now eligible for sale under Rule 144 or Rule 701 under the Securities Act. As these shares are issued, they may be freely sold in the public market subject, in the case of any awards under our stock-based compensation plans, to applicable vesting requirements.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table reflects issuer purchases of equity securities for three months ended June 30, 2019:

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 — April 30, 2019	—	(2)	—	—	125,000
May 1, 2019 — May 31, 2019	376	(1), (2)	149.17	—	125,000
June 1, 2019 — June 30, 2019	16,376	(1), (2), (3)	147.76	—	122,716
Total	16,752		$147.79	—	$122,716

(1) In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended June 30, 2019 a total of 376 shares were withheld at an average price of $149.17.
(2) On February 12, 2019, we announced that our Board of Directors authorized a new anti-dilutive stock repurchase program (the "2019 Program") following the completion of our $125 million repurchase program authorized in July 2018. Under the 2019 Program, We are authorized to repurchase shares of common stock in an amount not to exceed the lesser of (a) the number of shares issued to employees and directors under the Company's various employee and director equity compensation and employee stock purchase plans from January 1, 2019 through December 31, 2020 and (b) $125 million, exclusive of any fees, commissions or other expenses. Share repurchases may be made periodically in open-market transactions using the Company's working capital, and are subject to market conditions, legal requirements and other factors. The 2019 Program authorization does not obligate us to repurchase any dollar amount or number of our shares, and repurchases may be commenced or suspended from time to time without prior notice. We repurchased 15,380 shares in the second quarter of 2019 under the 2019 Program.
(3) We repurchased 996 shares in a private transaction that were not part of a publicly announced repurchase plan. We made the repurchase because of local legal requirements in respect of shares previously granted to a non-management employee of one of our foreign subsidiaries. The purchase price was the closing market price on the date of the repurchase.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description

10.1
IPG Photonics Corporation 2008 Employee Stock Purchase Plan as Amended and Restated Effective December 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K file with the Commission on June 3, 2019)

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

IPG PHOTONICS CORPORATION

Date: August 6, 2019	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2019	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)