Form 10-Q
period 2020-03-31
IPG PHOTONICS CORP
filed 2020-05-05
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
As of May 4, 2020, there were 53,027,569 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$570,058	$680,070
Short-term investments	625,085	502,546
Accounts receivable, net	200,646	238,479
Inventories	363,383	380,790
Prepaid income taxes	50,840	38,873
Prepaid expenses and other current assets	64,514	55,876
Total current assets	1,874,526	1,896,634
Deferred income taxes, net	32,801	31,395
Goodwill	81,627	82,092
Intangible assets, net	70,832	74,271
Property, plant and equipment, net	580,980	600,852
Other assets	39,368	45,192
Total assets	$2,680,134	$2,730,436
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3,757	$3,740
Accounts payable	39,648	27,329
Accrued expenses and other current liabilities	148,671	149,782
Income taxes payable	3,356	11,053
Total current liabilities	195,432	191,904
Deferred income taxes and other long-term liabilities	91,750	98,121
Long-term debt, net of current portion	37,022	37,968
Total liabilities	324,204	327,993
Commitments and contingencies (Note 12)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 54,968,352 and 53,127,181 shares issued and outstanding, respectively, at March 31, 2020; 54,743,227 and 53,010,875 shares issued and outstanding, respectively, at December 31, 2019.	6	5
Treasury stock, at cost, 1,841,171 and 1,732,352 shares held at March 31, 2020 and December 31, 2019, respectively.	(278,446)	(265,730)
Additional paid-in capital	788,568	785,636
Retained earnings	2,065,022	2,028,734
Accumulated other comprehensive loss	(220,081)	(146,919)
Total IPG Photonics Corporation equity	2,355,069	2,401,726
Non-controlling interests	861	717
Total equity	2,355,930	2,402,443
Total liabilities and equity	$2,680,134	$2,730,436
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Net sales	$249,242	$315,047
Cost of sales	146,366	166,136
Gross profit	102,876	148,911
Operating expenses:
Sales and marketing	18,683	19,275
Research and development	31,838	32,496
General and administrative	27,124	27,212
(Gain) loss on foreign exchange	(19,565)	1,613
Total operating expenses	58,080	80,596
Operating income	44,796	68,315
Other income, net:
Interest income, net	3,073	3,952
Other income (expense), net	191	(9)
Total other income	3,264	3,943
Income before provision for income taxes	48,060	72,258
Provision for income taxes	11,294	17,342
Net income	36,766	54,916
Less: net income (loss) attributable to non-controlling interests	363	(243)
Net income attributable to IPG Photonics Corporation	$36,403	$55,159
Net income attributable to IPG Photonics Corporation per share:
Basic	$0.69	$1.04
Diluted	$0.68	$1.02
Weighted average shares outstanding:
Basic	53,075	53,001
Diluted	53,676	53,874
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$36,766	$54,916
Other comprehensive income, net of tax:
Translation adjustments	(73,417)	5,158
Unrealized gain (loss) on derivatives	36	(13)
Total other comprehensive loss	(73,381)	5,145
Comprehensive (loss) income	(36,615)	60,061
Comprehensive income (loss) attributable to non-controlling interests	144	(240)
Comprehensive (loss) income attributable to IPG Photonics Corporation	$(36,759)	$60,301
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$36,766	$54,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,099	22,802
Deferred income taxes	(935)	9,199
Stock-based compensation	8,430	8,138
Unrealized loss (gain) on foreign currency transactions	(19,589)	267
Other	1,015	123
Provisions for inventory, warranty and bad debt	13,486	9,912
Changes in assets and liabilities that (used) provided cash, net of acquisitions:
Accounts receivable	34,492	22,853
Inventories	(10,429)	(19,719)
Prepaid expenses and other assets	(9,119)	1,284
Accounts payable	6,054	1,955
Accrued expenses and other liabilities	(6,477)	(10,274)
Income and other taxes payable	(21,012)	(57,801)
Net cash provided by operating activities	56,781	43,655
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(17,801)	(32,988)
Proceeds from sales of property, plant and equipment	139	181
Purchases of short-term and long-term investments	(308,195)	(178,101)
Proceeds from short-term investments	186,024	202,856
Acquisitions of businesses, net of cash acquired	—	(15,115)
Other	79	15
Net cash used in investing activities	(139,754)	(23,152)
Cash flows from financing activities:
Principal payments on long-term borrowings	(928)	(911)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	(5,498)	(6,149)
Purchase of treasury stock, at cost	(12,716)	—
Payment of purchase price holdback from business combination	(1,650)	—
Net cash used in financing activities	(20,792)	(7,060)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(6,878)	(5,997)
Net increase (decrease) in cash, cash equivalents and restricted cash	(110,643)	7,446
Cash, cash equivalents and restricted cash — Beginning of period	682,984	544,358
Cash, cash equivalents and restricted cash — End of period	$572,341	$551,804
Supplemental disclosure of cash flow information:
Cash paid for interest	$447	$749
Cash paid for income taxes	$29,865	$51,438
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$1,086	$3,184
Inventory transferred to machinery and equipment	$1,294	$1,506
Changes in accounts payable related to property, plant and equipment	$6,983	$1,817
Leased assets obtained in exchange for new operating lease liabilities	$830	$6,355
See Note 4 for reconciliation of cash, cash equivalents and restricted cash between the condensed consolidated balance sheets and condensed consolidated statements of cash flows.
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2019	52,941,607	$5	(1,430,094)	$(224,998)	$744,937	$1,848,500	$(162,896)	$687	$2,206,235
Exercise of stock options and vesting of RSU's and PSU's	166,606	—	—	—	(6,149)	—	—	—	(6,149)
Stock-based compensation	—	—	—	—	8,138	—	—	—	8,138
Net income (loss)	—	—	—	—	—	55,159	—	(243)	54,916
Foreign currency translation adjustments	—	—	—	—	—	—	5,158	3	5,161
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	(13)	—	(13)
Balance, March 31, 2019	53,108,213	$5	(1,430,094)	$(224,998)	$746,926	$1,903,659	$(157,751)	$447	$2,268,288

Balance, January 1, 2020	53,010,875	$5	(1,732,352)	$(265,730)	$785,636	$2,028,734	$(146,919)	$717	$2,402,443
Exercise of stock options and vesting of RSU's and PSU's	225,125	1	—	—	(5,498)	—	—	—	(5,497)
Purchased common stock	(108,819)	—	(108,819)	(12,716)	—	—	—	—	(12,716)
Stock-based compensation	—	—	—	—	8,430	—	—	—	8,430
Recently adopted accounting standards	—	—	—	—	—	(115)	—	—	(115)
Net income	—	—	—	—	—	36,403	—	363	36,766
Foreign currency translation adjustments	—	—	—	—	—	—	(73,198)	(219)	(73,417)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	36	—	36
Balance, March 31, 2020	53,127,181	$6	(1,841,171)	$(278,446)	$788,568	$2,065,022	$(220,081)	$861	$2,355,930
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by IPG Photonics Corporation, or "IPG", "its" or the "Company". Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
In the opinion of the Company's management, the financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
Accounts Receivable and Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an estimate of expected credit losses over the life of outstanding receivables. The estimate involves an assessment of customer creditworthiness, historical payment experience, an assumption of future expected credit losses, and the age of outstanding receivables.
Activity related to the allowance for doubtful accounts was as follows:

	Three Months Ended March 31,
	2020	2019
Balance at January 1	$2,547	$1,799
Provision for bad debts, net of recoveries	(187)	518
Foreign currency translation	(225)	(21)
Balance at March 31	$2,135	$2,296

2. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Pronouncements —
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which adds an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. The Company adopted ASU 2016-03, along with its subsequent clarifications, as of January 1, 2020. The cumulative effect of the changes made to the Company's condensed consolidated January 1, 2020 balance sheet for the adoption of ASU 2016-13 was as follows:

	Balance at	Adoption of	Balance at
	December 31, 2019	ASU 2016-13	January 1, 2020
Balance Sheet
Accounts receivable, net	$238,479	$(148)	$238,331
Deferred income taxes, net	31,395	33	31,428
Retained earnings	2,028,734	(115)	2,028,619

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
The following tables represent a disaggregation of revenue from contracts with customers:

	Three Months Ended March 31,
	2020	2019
Sales by Application
Materials processing	$218,074	$301,085
Other applications	31,168	13,962
Total	$249,242	$315,047

Sales by Product
High Power Continuous Wave ("CW") Lasers	$119,316	$179,019
Medium Power CW Lasers	11,253	15,598
Pulsed Lasers	31,839	31,437
Quasi-Continuous Wave ("QCW") Lasers	9,873	14,166
Laser and Non-Laser Systems	18,634	32,631
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	58,327	42,196
Total	$249,242	$315,047

Sales by Geography
North America	$67,339	$64,807
Europe:
Germany	17,411	18,619
Other including Eastern Europe/CIS	57,232	69,200
Asia and Australia:
China	68,599	114,366
Japan	13,685	15,614
Other	22,823	31,738
Rest of World	2,153	703
Total	$249,242	$315,047

Timing of Revenue Recognition
Goods and services transferred at a point in time	$233,436	$292,093
Goods and services transferred over time	15,806	22,954
Total	$249,242	$315,047
One of our customers accounted for 23% and 24% of our net accounts receivable as of March 31, 2020 and December 31, 2019, respectively.
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
The following table reflects the changes in the Company's contract assets and liabilities for the three months ended March 31, 2020 and 2019:

	March 31,	December 31,		March 31,	December 31,
	2020	2019	Change	2019	2018	Change
Contract assets
Contract assets	$8,646	$9,645	$(999)	$5,587	$10,102	$(4,515)
Contract liabilities
Contract liabilities - current	62,499	59,531	2,968	55,237	52,606	2,631
Contract liabilities - long-term	2,377	1,820	557	1,649	1,413	236
During the three months ended March 31, 2020 and March 31, 2019 the Company recognized revenue of $14,995 and $25,160, respectively, that was included in contract liabilities at the beginning of each period.
The Company has elected the practical expedient in ASC 606-10-50-14, whereby the performance obligations for contracts with an original expected duration of one year or less are not disclosed. The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of March 31, 2020:

	Remaining Performance Obligations
	2020 (a)	2021	2022	2023	2024	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$3,418	$1,421	$710	$474	$207	$41	$6,271
Revenue to be earned over time from contracts to sell robotic systems	19,637	6,868	—	—	—	—	26,505
Total	$23,055	$8,289	$710	$474	$207	$41	$32,776
(a) For the nine-month period beginning April 1, 2020.
4. RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	March 31,		December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$570,058	$548,938	$680,070	$544,358
Restricted cash included in prepaid expenses and other current assets	2,283	—	—	—
Restricted cash included in other assets	—	2,866	2,914	—
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$572,341	$551,804	$682,984	$544,358

5. FAIR VALUE MEASUREMENTS
The Company's financial instruments consist of cash equivalents, short-term and long-term investments, accounts receivable, auction rate securities, accounts payable, drawings on revolving lines of credit, long-term debt, interest rate swaps and contingent purchase consideration.
The valuation techniques used to measure fair value are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy: Level 1, defined as observable inputs such as quoted prices

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
for identical instruments in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company classifies its financial instruments according to the prescribed criteria.
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the condensed consolidated balance sheets with the exception of the interest rate swap, which is measured at fair value:

	Fair Value Measurements at March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$82,922	$82,922	$—	$—
Commercial paper	65,689	—	65,689	—
Corporate bonds	12,794	—	12,794	—
Short-term investments:
Corporate bonds	398,008	—	398,008	—
Commercial paper	213,603	—	213,603	—
Certificate of deposit	6,487	6,487	—	—
Municipal bonds	3,197	—	3,197	—
U.S. Treasury and agency obligations	2,499	—	2,499	—
Long-term investments and other assets:
Auction rate securities	594	—	—	594
Interest rate swap	59	—	59	—
Total	$785,852	$89,409	$695,849	$594
Liabilities
Long-term debt	$40,156	$—	$40,156	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$155,080	$155,080	$—	$—
Commercial paper	54,712	—	54,712	—
Short-term investments:
Corporate bonds	259,422	259,422	—	—
Commercial paper	236,752	—	236,752	—
Certificate of deposit	6,501	6,501	—	—
Long-term investments and other assets:
Auction rate securities	592	—	—	592
Interest rate swaps	13	—	13	—
Total	$713,072	$421,003	$291,477	$592
Liabilities
Long-term debt	$42,004	$—	$42,004	$—
Contingent purchase consideration	273	—	—	273
Total	$42,277	$—	$42,004	$273

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
At March 31, 2020 and December 31, 2019, the Company's long-term notes consisted of a variable rate note and a fixed rate note, and are reported at amortized cost on the condensed consolidated balance sheets. For disclosure purposes, the fair value of the long-term notes was estimated using a discounted cash flow model using observable market interest rates and are classified as a level 2. Based on the discounted cash flow model, the fair value of the long-term notes at March 31, 2020 was $40,156 as compared to the book value of $40,779. At December 31, 2019, the book value approximated fair value.
The fair value of the short-term investments considered held-to-maturity as of March 31, 2020 and December 31, 2019 was $623,794 and $502,675, respectively, which include an unrealized loss of $1,291 and unrealized gain of $129, respectively, as compared to the book value recorded on the condensed consolidated balance sheets for the same periods. There were no impairments for the investments considered held-to-maturity during the quarters ended March 31, 2020 and 2019. There were no current expected credit loss allowances for the investments considered held-to-maturity at March 31, 2020. The Company holds highly-rated held-to-maturity instruments that are within one year of maturity.
The Company entered into an interest rate swap that is designated as a cash flow hedge associated with a long-term note issued during the second quarter of 2016 that will terminate with the long-term note in May 2023. The fair value at March 31, 2020 for the interest rate swap considered pricing models whose inputs are observable for the securities held by the Company.
Auction rate securities and contingent consideration are measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The fair value of the auction rate securities was determined using prices observed in inactive markets with limited observable data for the securities held by the Company. The auction rate securities are considered available-for-sale securities. They had a cost basis of $594 and $592 at March 31, 2020 and December 31, 2019, respectively. There were no impairments for the investments considered available-for-sale during the quarters ended March 31, 2020 and 2019.
The fair value of contingent consideration at December 31, 2019 was determined using an income approach at the respective business combination date and at the reporting date. That approach is based on significant inputs that are not observable in the market and include key assumptions such as assessing the probability of meeting certain milestones required to earn the contingent consideration.
The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	Three Months Ended March 31,
	2020	2019
Auction rate securities
Balance, beginning of period	$592	$847
Change in fair value and accretion	2	3
Balance, end of period	$594	$850
Contingent purchase consideration
Balance, beginning of period	$273	$898
Cash payments	(272)	(632)
Foreign exchange adjustment	(1)	28
Balance, end of period	$—	$294

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents the effective maturity dates of held-to-maturity and available-for-sale debt investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Held-to-maturity:
Less than 1 year	$625,085	$623,794	$502,546	$502,675
Available-for-sale:
Greater than 5 years	$594	$594	$592	$592

6. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2020	2019
Components and raw materials	$195,170	$200,390
Work-in-process	28,728	49,620
Finished components and devices	139,485	130,780
Total	$363,383	$380,790
The Company recorded inventory provisions totaling $8,451 and $4,764 for the three months ended March 31, 2020 and 2019, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished components and devices.
7. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill:

	Three Months Ended March 31,
	2020	2019
Balance at January 1	$82,092	$100,722
Goodwill arising from business combinations	—	9,426
Adjustment to goodwill during measurement period	—	448
Foreign exchange adjustment	(465)	(247)
Balance at March 31	$81,627	$110,349
During the fourth quarter of 2018, the Company acquired 100% of the membership units of Genesis Systems Group, LLC ("Genesis"). During the first quarter of 2019, the working capital adjustment to the purchase price was finalized resulting in an increase in the purchase price of $448. The additional purchase price was allocated entirely to goodwill.
During the first quarter of 2019, the Company acquired the submarine networks division (SND) of Padtec SA, a communications equipment company based in Brazil. SND is a provider of submarine networking technology and systems. The Company paid $19,560 to acquire SND, which represents the fair value on that date. Of the purchase price, $1,956 was held back for potential post-closing adjustments related to obtaining government approval of licenses. The hold-back was paid on February 28, 2020 for achieving the licensure milestone in the amount of $1,650, adjusted for foreign exchange rates. In addition, $2,934 ($2,283 at March 31, 2020) was held back in a restricted bank account for potential post-closing adjustments related to indemnities provided by the seller. The restricted cash balance is recorded in the condensed consolidated balance sheets as presented in Note 4. The liability related to the amount due to the sellers if the indemnities are satisfied is included within accrued expenses and other current liabilities as of March 31, 2020 and within deferred income taxes and other long-term liabilities at December 31, 2019 on the condensed consolidated balance sheets. Any excess of the purchase price was allocated to goodwill. In the second half of 2019, the Company undertook a strategic analysis of investments in new markets and solutions, including the additional investment required to enter and obtain significant market share in the submarine

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
telecommunications industry. As a result of this analysis, in the fourth quarter of 2019, the Company decided to cease further investment in SND and is pursuing strategic alternatives for this business. As of December 31, 2019, the Company recognized a non-cash goodwill impairment loss of $17,795, which decreased the net assets to the estimated net realizable value.
Intangible assets, subject to amortization, consisted of the following:

	March 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$57,730	$(13,302)	$44,428	11 years	$57,866	$(11,993)	$45,873	11 years
Technology, trademark and trade name	40,438	(16,873)	23,565	7 years	41,297	(16,128)	25,169	7 years
Production know-how	9,150	(7,665)	1,485	7 years	9,180	(7,415)	1,765	7 years
Patents	8,036	(6,682)	1,354	8 years	8,036	(6,572)	1,464	8 years
Total	$115,354	$(44,522)	$70,832		$116,379	$(42,108)	$74,271
Amortization expense for the three months ended March 31, 2020 and 2019 was $3,133 and $3,316, respectively. The estimated future amortization expense for intangibles for the remainder of 2020 and subsequent years is as follows:

2020 (a)	2021	2022	2023	2024	Thereafter	Total
$8,847	$11,605	10,669	$9,850	$7,500	$22,361	$70,832
(a) For the nine-month period beginning April 1, 2020.
8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	March 31,	December 31,
	2020	2019
Accrued compensation	$45,679	$48,881
Contract liabilities	62,499	59,531
Current portion of accrued warranty	24,057	23,114
Short-term lease liabilities	4,966	5,300
Other	11,470	12,956
Total	$148,671	$149,782

9. PRODUCT WARRANTIES
The Company typically provides one to five years parts and service warranties on lasers, laser and non-laser systems, and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
The following table summarizes product warranty accrual activity recorded during the three months ended March 31, 2020 and 2019.

	2020	2019
Balance at January 1	$48,866	$51,422
Provision for warranty accrual	5,001	4,358
Warranty claims	(7,241)	(4,839)
Foreign currency translation	(822)	(392)
Balance at March 31	$45,804	$50,549
Accrued warranty reported in the accompanying condensed consolidated financial statements as of March 31, 2020 and December 31, 2019 consisted of $24,057 and $23,114 in accrued expenses and other liabilities, respectively, and $21,747 and $25,752 in other long-term liabilities, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
10. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	March 31,	December 31,
	2020	2019
Long-term notes	$40,779	$41,708
Less: current portion	(3,757)	(3,740)
Total long-term debt	$37,022	$37,968
At March 31, 2020, the Company has an unsecured long-term note with an outstanding principal balance of $19,297, of which, $1,188 is the current portion. The interest on this unsecured long-term note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15,438. Also at March 31, 2020, the Company has another long-term note that is secured by its corporate aircraft with an outstanding principal balance of $21,482, of which, $2,569 is the current portion. The interest on this collateralized long-term note is fixed at 2.74% per annum. The collateralized long-term note matures in July 2022, at which time the outstanding principal balance will be $15,375.
The future principal payments for the Company’s Notes as of March 31, 2020 are as follows:

2020 (a)	$2,811
2021	3,810
2022	18,126
2023	16,032
Total	$40,779
(a) For the nine-month period beginning April 1, 2020.
On March 25, 2020, the Company amended the U.S. revolving line of credit, with an increase of $25,000 for a total facility of $75,000 and extended its maturity through April 30, 2025. In addition, the Company maintains a €50,000 ($54,998) line-of-credit in Germany. Both facilities are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. It also maintains a €2,000 ($2,200) Italian overdraft facility. At March 31, 2020 and December 31, 2019, there were no amounts drawn on the U.S. line-of-credit, and there were $1,137 and $1,426, respectively, of guarantees issued against the facility which reduce the amount of the facility available to draw. At March 31, 2020 and December 31, 2019, there were no amounts drawn on the Euro line-of-credit, and there were $1,889 and $1,422, respectively, of guarantees issued against those facilities which reduce the amount available to draw. At March 31, 2020 and December 31, 2019, there were no amounts drawn on the Euro overdraft facility. After providing for the guarantees used, the total unused lines-of-credit and overdraft facilities are $129,172 at March 31, 2020.
11. DERIVATIVE FINANCIAL INSTRUMENTS
The Company's only outstanding derivative financial instrument is an interest rate swap that is classified as a cash flow hedge of its variable rate debt. The fair value amounts in the condensed consolidated balance sheets were:

Notional Amounts (1)		Other Assets
March 31,	December 31,	March 31,	December 31,
2020	2019	2020	2019
$19,297	$19,594	$59	$13
(1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The derivative gains and losses in the condensed consolidated financial statements for the three months ended March 31, 2020 and 2019, related to the Company's current and previous interest rate swap contracts were as follows:

	Three Months Ended March 31,
	2020	2019
Effective portion recognized in other comprehensive income, pretax:
Interest rate swap	$46	$(14)

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of March 31, 2020 and through the filing date of these condensed consolidated financial statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's condensed consolidated financial statements.
13. INCOME TAXES
The effective tax rate for the three months ended March 31, 2020 and 2019 was 23.5% and 24.0%, respectively. There were discrete tax benefits of $2,787 and $2,338 for the three months ended March 31, 2020 and 2019, respectively, primarily related to the tax deductions for equity-based compensation that exceeded compensation expense recognized.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes. The Company continues to classify interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The following is a summary of the activity of the Company’s unrecognized tax benefits for three months ended March 31, 2020 and 2019:

	2020	2019
Balance at January 1,	$11,416	$11,206
Additions for tax positions in current period	400	28
Foreign currency translation	(1,101)	94
Balance at March 31,	$10,715	$11,328
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate, if recognized.
14. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended March 31,
	2020	2019
Net income attributable to IPG Photonics Corporation	$36,403	$55,159
Net income attributable to common stockholders	36,403	55,159
Weighted average shares	53,075	53,001
Dilutive effect of common stock equivalents	601	873
Diluted weighted average common shares	53,676	53,874
Basic net income attributable to IPG Photonics Corporation per share	$0.69	$1.04
Basic net income attributable to common stockholders	$0.69	$1.04
Diluted net income attributable to IPG Photonics Corporation per share	$0.68	$1.02
Diluted net income attributable to common stockholders	$0.68	$1.02
For the three months ended March 31, 2020 and 2019, respectively, the computation of diluted weighted average common shares excludes 871,000 and 631,100 common stock equivalents because the effect of including them would be anti-dilutive. The shares excluded for the three months ended March 31, 2020 and 2019, respectively are comprised of 198,000 and 123,600 restricted stock units ("RSUs") and 50,300 and 31,400 performance stock units ("PSUs"), and 622,700 and 476,100 non-qualified stock options, respectively.
On February 12, 2019, the Company announced that its Board of Directors authorized the purchase of up to $125,000 of IPG common stock following the completion of its $125,000 repurchase program authorized in July 2018. Under the program, IPG is authorized to repurchase shares of common stock in an amount not to exceed the lesser of (a) the number of shares issued to employees and directors under the Company's various employee and director equity compensation and employee stock purchase plans from January 1, 2019 through December 31, 2020 and (b) $125,000, exclusive of any fees, commissions or other

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
expenses. Share repurchases will be made periodically in open market transactions using the Company's working capital, and are subject to market conditions, legal requirements and other factors. The share purchase program authorization does not obligate the Company to repurchase any dollar amount or number of its shares, and repurchases may be commenced or suspended from time to time without prior notice.
For the three months ended March 31, 2020, the Company repurchased 108,819 shares of common stock under the current program with an average price of $116.85 per share in the open market. The impact on the reduction of weighted average shares for the three months ended March 31, 2020 was 25,875 shares. As of March 31, 2020 the remaining amount authorized under the program is up to $71,552, but may be less depending upon the equity compensation and employee stock purchase plan dilution during the program.
15. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC. On April 22, 2020, IPG Laser GmbH ("IPG Laser"), a wholly-owned subsidiary of the Company, entered into the First Amendment to Credit Facility Agreement dated April 20, 2020 with Deutsche Bank AG ("Deutsche Bank") to extend the term of its existing unsecured revolving line of credit dated July 27, 2017 with Deutsche Bank (the "Credit Facility Agreement"). The term of the Credit Facility Agreement has been extended to July 31, 2023 from its original expiration date of July 31, 2020. IPG Laser, located in Burbach, Germany, is one of the Company's principal manufacturing, research and sales operations. The Company guarantees the obligations of IPG Laser under the Credit Facility Agreement.
On May 5, 2020, IPG announced that its Board of Directors has authorized the purchase of up to $200 million of IPG common stock. This new authorization is additive to the Company's existing $125 million stock repurchase program authorized in February 2019, under which approximately $60 million remains available for repurchase increasing the total repurchase program to $260 million. Share repurchases may be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. The share repurchase program authorization does not obligate the Company to repurchase any dollar amount or number of its shares, and repurchases may be commenced or suspended from time to time without prior notice.

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
COVID-19 Update. In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents in their homes or places of residence, and practice social distancing at and away from work. These actions and the global health crisis caused by COVID-19 will negatively impact global business activity, which will negatively affect our revenue and results of operations. Each of the areas where we generate a majority of our revenue including Asia, Europe and North America have been or continue to be impacted by COVID-19. The timing and extent of impact related to COVID-19 varies by country and region.
Sales for the quarter ended March 31, 2020 were negatively affected by the COVID-19 pandemic. The effect of COVID-19 was most significant in Asia during the quarter ended March 31, 2020 and began impacting Europe and North America only later in the quarter. While we believe that COVID-19 was a primary cause of the decline in revenue in the quarter, we also continue to experience declines in average selling prices due to competition, particularly for high power laser products in China.
The global demand environment remains very uncertain given the effects of COVID-19 on manufacturing facilities and customer confidence around the world. While we have seen a rebound in China-based order volumes in the latter half of March and April, this has coincided with declining bookings in other regions, including Western Europe, North America and other countries in Asia. As such, visibility into a recovery in global demand remains uncertain at this time.
Currently, our three major production facilities in United States, Germany, and Russia remain open. However, we have scaled back production in Massachusetts and other U.S. locations to comply with applicable governmental orders. At our locations we have implemented new employee safety and sanitization protocols that have impacted productivity and efficiency. We have vertically integrated manufacturing, and many of the components one facility supplies to another facility are single sourced internally and not available from third party suppliers, for example our semiconductor diodes manufactured in Oxford, Massachusetts. While we have attempted to build safety stock of critical components at our various locations, the scope, timing and duration of various government restrictions to address the COVID-19 outbreak could impact our internal supply chain. We have implemented certain payroll and sick time policies to help support our employees impacted by COVID-19. These measures have and will continue to increase the cost of our operations but the magnitude and length of time of this impact is difficult to quantify at this time and may continue to be difficult to estimate in the future. If our revenues are reduced for an extended period or if our production output falls because of government restrictions, we may be required to reduce payroll-related costs and other expenses in the future through layoffs, furloughs or reduced hours, even though we have not done so to date.
We have not experienced significant supply disruption from third party component suppliers however we face some supply chain restraints primarily related to logistics, including available air cargo space and higher freights rates. Available cargo space on flights between the U.S. and Europe and Europe and Asia is limited as a result of COVID-19, increase shipping time and cost. In addition, shipments within Europe to countries more severely impacted by COVID-19 are restricted and we are experiencing delays due to additional checks at border crossings. We believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.
We continue to monitor the rapidly evolving conditions and circumstances as well as guidance from international and domestic authorities, including public health authorities, and we may need to take additional actions based on their recommendations. There is considerable uncertainty regarding the impact on our business stemming from current measures and potential future measures that could restrict access to our facilities, limit our manufacturing and support operations and place restrictions on our workforce and suppliers, The measures implemented by various authorities related to the COVID-19 outbreak have caused us to change our business practices including those related to where employees work, the distance between employees in our facilities, limitations on in person meetings between employees and with customers, suppliers, service providers, and stakeholders as well as restrictions on business travel to domestic and international locations or to attend trade shows, investor conferences and other events.
The COVID-19 pandemic has increased economic uncertainty and decreased demand for our products in many markets we serve and could continue for an unknown period of time. In these circumstances, there may be developments outside of our control, including the length and extent of the COVID-19 outbreak and government-imposed measures that may require us to adjust our operating plans. As such, given the dynamic nature of this situation, we cannot reasonably estimate the future impacts of COVID-19 on our financial condition, results of operations or cash flows. However, we do expect that it will have an adverse impact on our revenue as well as our overall profitability and may lead to an increase in inventory provisions, allowances for credit losses, and a volatile effective tax rate driven by changes in the mix of earnings across the Company's markets. Additionally, if the business impacts of COVID-19 carry on for an extended period, it could cause us to recognize impairments for goodwill and certain long-lived assets including amortizable intangible assets or right-of-use assets.
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
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive, other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 87% of our revenues for the first quarter of 2020 and 94% of our revenues for the full 2019 fiscal year were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.
In recent years, our net sales have been negatively impacted by tariffs and trade policy. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments. The Chinese government has imposed retaliatory tariffs on a range of U.S. goods including certain optical and electronic products and components, which has impacted demand for our products, particularly for materials processing.
The average selling prices of our products generally decrease as the products mature. These decreases result from factors such as increased competition, decreased manufacturing costs and increases in unit volumes. We may also reduce selling prices in order to penetrate new markets and applications. Furthermore, we may negotiate discounted selling prices from time to time with certain customers that place high unit-volume orders.
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
Gross margin. Our total gross margin in any period can be significantly affected by total net sales in any period, by competitive factors, by product mix, and by other factors such as changes in foreign exchange rates relative to the U.S. Dollar, some of which are not under our control. For instance,
•As our products mature, we have experienced an increase in competition which has decreased average selling prices and reduced gross margin;
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
•Customers that purchase devices in greater unit volumes generally are provided a lower price per device than customers that purchase fewer units. In general, lower selling prices to high unit volume customers reduce gross margin although this may be partially offset by improved absorption of fixed overhead costs associated with larger product volumes, which drive economies of scale in manufacturing; and
•Gross margin on systems and communication components can be lower than the gross margin for our laser and amplifier sources, depending on the configuration, volume and competitive forces, among other factors.
We expect that some new technologies, products and systems will have returns above our cost of capital but may have gross margins below our corporate average. If we are able to develop opportunities that are significant in size, competitively advantageous or leverage our existing technology base and leadership, our current gross margin levels may not be maintained. Instead, we aim to deliver industry-leading gross margin by growing sales by taking market share in existing markets or by developing new applications and markets we address, by reducing the cost of our products and by optimizing the efficiency of our manufacturing operations
A high proportion of our costs is fixed so costs are generally difficult to adjust or may take time to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. If we expand capacity faster than is required by sales growth, gross margins could be negatively affected. Gross margins generally decline if production volumes are lower as a result of a decrease in sales or a reduction in inventory because the absorption of fixed manufacturing costs will be reduced. Gross margins generally improve when the opposite occurs. If both sales and inventory decrease in the same period, the decline in gross margin may be greater if we cannot reduce fixed costs or choose not to reduce fixed costs to match the decrease in the level of production. If we experience a decline in sales that reduces absorption of our fixed costs, or if we have production issues, our gross margins will be negatively affected.
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $8.5 million and $4.8 million for the three months ended March 31, 2020 and 2019, respectively.
Selling and general and administrative expenses. In the past, we have invested in selling and general and administrative costs in order to support continued growth in the Company. As the secular shift to fiber laser technology matures, our sales growth becomes more susceptible to the cyclical trends typical of capital equipment manufacturers. Accordingly, our future management of and investments in selling and general and administrative expenses will also be influenced by these trends, although we may still invest in selling or general and administrative functions to support certain initiatives even in economic down cycles. Certain general and administrative expenses are not related to the level of sales and may vary quarter to quarter based primarily upon the level of acquisitions and litigation.

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
Goodwill and Long-lived assets impairments. We review our intangible assets and property, plant and equipment for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates, lack of growth in our relevant business units or differences in the estimated product acceptance rates could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets.
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
As discussed above, we are also monitoring the effect of the COVID-19 pandemic on our business and the potential affect it may have on the recoverability of our long-lived assets. The effect of COVID-19 on our business during the quarter ended March 31, 2020 did not constitute a triggering event causing us to evaluate the fair value of our amortizing long lived assets, nor did it provide an indication that the carrying value of our goodwill was more than fair value. Accordingly, there were no charges recorded during the three months ended March 31, 2020. The future effects of COVID-19 remain uncertain. If the future effects of COVID-19 accumulate and become larger or if our ability to predict the impact becomes more certain, it may become a triggering event which would cause us to evaluate the carrying value of our amortizable long-lived assets or to evaluate the carrying value of goodwill prior to the annual assessment date. If our analysis indicates potential impairment to goodwill, amortizable intangibles or right-of-use assets in one or more of our reporting units, we may be required to record charges to earnings in our financial statements, which could negatively affect our results of operations.
Foreign exchange. Because we are a U.S. based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S., Germany and Russia) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the Euro, the Russian Ruble, the Japanese Yen and Chinese Yuan have had and could have an additional significant impact on our sales, costs and earnings. The COVID-19 pandemic and related impact on oil prices have caused a significant depreciation of the Russian Ruble in the quarter ended March 31, 2020, and the U.S. dollar has generally appreciated more moderately against the Euro, Japanese Yen and Chinese Yuan. The depreciation of the Russian Ruble created a foreign exchange gain in the quarter ended March 31, 2020, because our Russian subsidiary has certain net assets denominated in U.S. Dollars. Additionally, the depreciation of the Russian Ruble was the primary driver of a charge to other comprehensive income during the quarter, based on the translation of Ruble denominated assets and liabilities into U.S. dollars. Ongoing volatility of foreign exchange rates relative to the U.S. Dollar could continue to result in significant foreign exchange gains and losses related to transactions and charges or benefits to other comprehensive income. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs.  In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 21% for the three months ended March 31, 2020 and 21%, 26% and 28% for the full years 2019, 2018 and 2017, respectively. One of our customers accounted for 23% and 24% of our net accounts receivable as of March 31, 2020 and December 31, 2019, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019
Net sales. Net sales decreased by $65.8 million, or 20.9%, to $249.2 million for the three months ended March 31, 2020 from $315.0 million for the three months ended March 31, 2019. The impact of COVID-19 on sales was most significant in Asia. Sales in Asia declined 35%, and sales in China, specifically, declined 40%. In China, the revenue impact was most significant in February, however sales in China rebounded in March there. In other regions of the world COVID-19 impacts started later in mid to late March.
The table below sets forth sales by application:

	Three Months Ended March 31,
	2020		2019		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$218,074	87.5%	$301,085	95.6%	$(83,011)	(27.6)%
Other applications	31,168	12.5%	13,962	4.4%	17,206	123.2%
Total	$249,242	100.0%	$315,047	100.0%	$(65,805)	(20.9)%
The table below sets forth sales by type of product and other revenue:

	Three Months Ended March 31,
	2020		2019		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$119,316	47.9%	$179,019	56.8%	$(59,703)	(33.4)%
Medium Power CW Lasers	11,253	4.5%	15,598	5.0%	(4,345)	(27.9)%
Pulsed Lasers	31,839	12.8%	31,437	10.0%	402	1.3%
Quasi-Continuous Wave ("QCW") Lasers	9,873	4.0%	14,166	4.5%	(4,293)	(30.3)%
Laser and Non-Laser Systems	18,634	7.5%	32,631	10.4%	(13,997)	(42.9)%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	58,327	23.3%	42,196	13.3%	16,131	38.2%
Total	$249,242	100.0%	$315,047	100.0%	$(65,805)	(20.9)%
Materials processing
Sales for materials processing applications decreased due to lower sales from high power lasers, medium power lasers, QCW lasers, laser and non-laser systems, offset by increased revenue from other laser products and pulsed lasers. Sales for material processing applications were generally negatively affected by the COVID-19 pandemic. The effect of COVID-19 was most significant in Asia during the quarter ended March 31, 2020 and began impacting Europe and North America only later in the quarter. While we believe that COVID-19 was a primary cause of the declines in revenue in materials processing in the quarter, we also continue to experience declines in average selling prices due to competition, particularly for high power laser products in China. Additional analysis by product is as follows:
•The decline in high power lasers related to the decrease in sales of lasers used for metal cutting and welding. Within cutting applications, decreased sales were attributable to a weaker global demand environment primarily in Asia as a result of COVID-19 and continued competition affecting average selling prices. The decrease in sales of high power lasers used in welding applications was driven by lower sales into the traditional automotive industry.
•The decrease in medium power sales related to ongoing transition to kilowatt scale cutting lasers and decreased demand in laser sintering for metal-based additive manufacturing.
•The increase in pulsed laser sales was due to growth in sales of high power pulsed lasers used for ablative and battery processing applications, partially offset by decreased demand of pulsed lasers used for marking and engraving applications.
•QCW laser sales decreased due to lower demand for fine processing and consumer electronics applications.
•The decrease in laser and non-laser systems sales was due to lower demand of both laser systems and non-laser systems. The reduced revenue in laser systems was related to lower demand of systems used for cutting and welding applications, partially offset by laser systems used for medical device manufacturing. The reduction of revenue in non-laser systems was attributable to lower demand in the transportation sector.
•Other Revenue for materials processing increased due to an increase in service revenue, partially offset by lower sales of options and accessories.

Other applications
Sales from other applications increased due to increased demand of laser sales used for medical procedures, government applications, and semiconductor applications, partially offset by lower sales in products used for telecom.
Cost of sales and gross margin. Cost of sales decreased by $19.7 million, or 11.9%, to $146.4 million for the three months ended March 31, 2020 from $166.1 million for the three months ended March 31, 2019. Our gross margin decreased to 41.3% for the three months ended March 31, 2020 from 47.3% for the three months ended March 31, 2019. Gross margin decreased mainly due to lower revenue and higher inventory provisions in the first quarter of 2020 versus the year ago period. In addition, gross margin was impacted by an increase in unabsorbed manufacturing expense as a percentage of revenue versus the year ago period.
Sales and marketing expense. Sales and marketing expense decreased by $0.6 million, or 3.1%, to $18.7 million for the three months ended March 31, 2020 compared with $19.3 million for the three months ended March 31, 2019. This change was primarily a result of decreases in trade fair and exhibits, personnel, and other selling expense. As a percentage of sales, sales and marketing expense increased to 7.5% for the three months ended March 31, 2020 from 6.1% for the three months ended March 31, 2019.
Research and development expense. Research and development expense decreased by $0.7 million, or 2.2%, to $31.8 million for the three months ended March 31, 2020, compared to $32.5 million for the three months ended March 31, 2019. This change was primarily a result of decreases in R&D materials and consultants, partially offset by increases in personnel and other R&D expense. Research and development continues to focus on developing new products, enhancing performance of existing components, improving production processes and developing manufacturing of new components such as crystals and refining production processes to improve manufacturing yields and productivity. New products include lasers that operate at different wavelengths such as UV, visible and mid-IR, lasers with ultrafast pulses, laser based systems for material processing, projection, display and medical as well as accessories such as welding and cutting heads. In addition to new products, research and development is focused on enhancing the performance of our existing products by improving their electrical efficiency and increasing their average power. As a percentage of sales, research and development expense increased to 12.8% for the three months ended March 31, 2020 from 10.3% for the three months ended March 31, 2019.
General and administrative expense. General and administrative expense decreased by $0.1 million, or 0.4%, to $27.1 million for the three months ended March 31, 2020 from $27.2 million for the three months ended March 31, 2019. This change was primarily a result of reductions in bad debt expense, partially offset by increases in personnel. As a percentage of sales, general and administrative expense increased to 10.9% for the three months ended March 31, 2020 from 8.6% for the three months ended March 31, 2019.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.88, Russian Ruble 66, Japanese Yen 110 and Chinese Yuan 6.75, respectively, we would have expected net sales to be $5.4 million higher, gross profit to be $2.6 million higher and total operating expenses to be $0.9 million higher.
(Gain) loss on foreign exchange. We incurred a foreign exchange gain of $19.6 million for the three months ended March 31, 2020 as compared to a $1.6 million loss for the three months ended March 31, 2019. The foreign exchange gain for the three months ended March 31, 2020 was primarily attributable to depreciation of the Russian Ruble and Euro, partially offset by a loss attributed to the depreciation of the Chinese Yuan as compared to the U.S. Dollar. The foreign exchange loss for the three months ended March 31, 2019 was primarily attributable to the appreciation of the Russian Ruble offset by gains attributable to the appreciation of the Chinese Yuan and depreciation of the Euro as compared to the U.S. Dollar.
Interest income (expense), net. Interest income (expense), net decreased to $3.1 million of income for the three months ended March 31, 2020 as compared to $4.0 million of income for the three months ended March 31, 2019.
Provision for income taxes. Provision for income taxes was $11.3 million (23.5% of pre-tax income) for the three months ended March 31, 2020 compared to $17.3 million (24.0% of pre-tax income) for the three months ended March 31, 2019. There were net discrete tax benefits of $2.8 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively, primarily related to the tax deductions for equity-based compensation that exceeded compensation expense recognized.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $18.8 million to $36.4 million for the three months ended March 31, 2020 compared to $55.2 million for the three months ended March 31, 2019. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 2.9 percentage points to 14.6% for the three months ended March 31, 2020 from 17.5% for the three months ended March 31, 2019 due to the factors described above.
Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	March 31,	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$570,058	$680,070
Short-term investments	625,085	502,546
Unused credit lines and overdraft facilities	129,172	105,469
Working capital (excluding cash, cash equivalents, restricted cash and short-term investments)	483,951	522,114
Short-term investments at March 31, 2020, consist of liquid investments including corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year. We also hold long-term investments, included in other assets on the condensed consolidated balance sheets, which consist of auction rate securities totaling $0.6 million. See Note 5, "Fair Value Measurements" in the notes to the condensed consolidated financial statements for further information about our short and long-term investments.
The COVID-19 pandemic is likely to reduce cash from operations from previous levels due to a decrease in net income and because we may choose not to or be able to reduce working capital. Investment in working capital might need to be maintained or increased due to a need to maintain a higher level of inventory because of supply chain disruptions and an increase in accounts receivable days if customers delay payments. In addition, cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Item 8.01 of the Current Report on Form 8-K filed with the SEC on May 5, 2020 and "Management's Discussion and Analysis - Factors and Trends that Affect our Operations and Financial Results" in this Quarterly Report on Form 10-Q. Although we expect the COVID pandemic to adversely affect our cash flow from operations, we believe that our existing cash, cash equivalents and investment balances, anticipated cash flows from operations and available credit facilities will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. We also expect to continue investments in capital expenditures, to assess acquisition opportunities and to repurchase shares of our stock in accordance with our repurchase program, although the extent and timing of such expenditures may be adjusted in response to the impact of COVID-19 on our operations, cash flow and other factors. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our growth, global or regional recessions, the timing and extent of spending to support development efforts, expansion of the global sales and marketing activities, government regulation including trade sanctions, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products.

The following table details our line-of-credit facilities and long-term notes as of March 31, 2020:

Description	Total Facility/ Note	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$75.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2025	Unsecured
Euro Credit Facility (Germany) (2)	Euro 50.0 million ($55.0 million)	Euribor plus 0.75% or EONIA plus 1.00%	July 2020	Unsecured, guaranteed by parent company and German subsidiary
Other Euro Facility (3)	Euro 2.0 million ($2.2 million)	Euribor plus 0.89% to 1.78%	May 2020	Common pool of assets of Italian subsidiary
Long-term Secured Note (4)	$21.5 million	Fixed at 2.74%	July 2022	Secured by the corporate aircraft
Long-term Unsecured Note (5)	$19.3 million	1.20% above LIBOR, fixed using an interest rate swap at 2.85% per annum	May 2023	Unsecured
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At March 31, 2020, there were no amounts drawn on this line; however, there were $1.1 million of guarantees issued against the line which reduces total availability.
(2) This facility is also available to certain foreign subsidiaries in their respective local currencies. At March 31, 2020, there were no drawings on this facility; however, there were $1.9 million of guarantees issued against the line which reduces total availability.
(3) At March 31, 2020, there were no drawings. This facility renews annually.
(4) At maturity, the outstanding note balance will be $15.4 million.
(5) At maturity, the outstanding note balance will be $15.4 million.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $75.0 million and $55.0 million (or 50.0 million Euro as described above), respectively, and neither of them is syndicated. On March 25, 2020, we amended the U.S. revolving line of credit, with an increase of $25 million for a total facility of $75.0 million and extended its maturity through April 30, 2025. On April 22, 2020, we amended the Euro credit facility with Deutsche Bank AG, extending its maturity through July 31, 2023.We plan to seek amendments of our credit agreements and notes to modify LIBOR and Euribor reference rates as these rates are phased out as borrowing rates.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that we maintain a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. Funded debt is decreased by our cash and available marketable securities not classified as long-term investments in the U.S.A. in excess of $50 million up to a maximum of $500 million. We were in compliance with all such financial covenants as of and for the three months ended March 31, 2020.
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
See Note 10, "Financing Arrangements" in the notes to the condensed consolidated financial statements for further information about our facilities and term debt.

The following table presents cash flow activities:

	Three Months Ended
	March 31,	March 31,
	2020	2019
	(In thousands)
Cash provided by operating activities	$56,781	$43,655
Cash used by investing activities	(139,754)	(23,152)
Cash used by financing activities	(20,792)	(7,060)
Operating activities. Net cash provided by operating activities increased by $13.1 million to $56.8 million for the three months ended March 31, 2020 from $43.7 million for the three months ended March 31, 2019. In 2020, net sales and net income decreased by 21% and 34%, respectively. As there were decreases in net sales and net income, cash provided by net income after adding back non-cash charges decreased. This decrease has been offset by a decrease in the amount invested in working capital. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The increase in cash flow from operating activities in 2020 primarily resulted from a decrease in cash used by income and taxes payable, an increase in cash provided by accounts receivable, and a decrease in cash used by inventory; partially offset by a decrease in cash provided by net income after adding back non-cash charges.
Investing activities. Net cash used in investing activities was $139.8 million for the three months ended March 31, 2020 as compared to cash used in investing activities of $23.2 million in 2019. The cash used in investing activities in 2020 related to $122.2 million of net purchases of short-term investments and $17.8 million of capital expenditures. The cash used in investing activities in 2019 related to $33.0 million of capital expenditures and $15.1 million for acquisition of business, partially offset by $24.8 million of net proceeds of short-term investments.
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
Financing activities. Net cash used in financing activities was $20.8 million for the three months ended March 31, 2020 as compared to net cash used of $7.1 million in 2019. The cash used in financing activities in 2020 was primarily related to the purchase of treasury stock of $12.7 million, $5.5 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units and $0.9 million of principal payments on our long-term borrowings. The cash used in financing activities in 2019 was primarily related to $6.1 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units and $0.9 million of principal payments on our long-term borrowings.
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, "Business" of Part I of the Form 10-K for the year ended December 31, 2019 (the "Annual Report") and in the Current Report on Form 8-K, filed on May 5, 2020, with the SEC (the "May 5 Current Report"). Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Interest rate risk. Certain interest rates are variable and fluctuate with current market conditions. Our investments have limited exposure to market risk. We maintain a portfolio of cash, cash equivalents and short-term investments consisting primarily of bank deposits, money market funds, certificates of deposit, commercial paper, corporate bonds and government and agency securities. None of these investments have a maturity date in excess of one year. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We also have long-term investments in auction rate securities with maturities greater than 5 years. Given the modest amount of our long-term investments of $0.6 million and the fact that we expect to hold these investments to maturity, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
The recent market volatility caused by COVID-19 had a negative impact on the daily pricing of our some of our cash equivalents (commercial paper) and short-term investments (corporate bonds). However, as our investments are held to maturity, those losses did not impact our financial results for the three months ended March 31, 2020.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. The COVID-19 pandemic and related impact on global oil markets caused a significant depreciation in the Russian Ruble during the quarter ended March 31, 2020. As our Russian subsidiary has net U.S. dollar denominated assets, the depreciation of the Russian Ruble created a foreign exchange gain. The gain on foreign exchange transactions totaled $19.6 million for the three months ended March 31, 2020 compared to a loss of $1.6 million for the three months ended March 31, 2019. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. At March 31, 2020, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The U.S. Dollar denominated assets are comprised of cash, third party receivables and inter-company receivables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of March 31, 2020 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $4.4 million if the U.S. Dollar appreciated and a $4.4 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Russian Ruble as of March 31, 2020 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $4.6 million if the U.S. Dollar appreciated and a $4.6 million foreign exchange loss if the

U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Chinese Yuan as of March 31, 2020 applied to the net U.S. Dollar liabilities balances, would result in a foreign exchange loss of $6.1 million if the U.S. Dollar appreciated and a $6.1 million foreign exchange gain if the U.S. Dollar depreciated. It is possible that the COVID-19 Pandemic may create additional volatility in exchange rates going forward.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of March 31, 2020. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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
Changes in Internal Controls
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our non-manufacturing employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to various legal proceedings and other disputes incidental to our business. There have been no material developments to those proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 1A. RISK FACTORS
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and in the May 5 Current Report, which could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified in our Annual Report or the May 5 Current Report because they are common to all businesses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table reflects issuer purchases of equity securities for the three months ended March 31, 2020:

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 — January 31, 2020	19,738	(1), (2)	$141.11	19,738	$81,483
February 1, 2020 — February 29, 2020	477	(1), (2)	135.81	—	81,483
March 1, 2020 — March 31, 2020	158,278	(1), (2)	118.54	89,081	71,552
Total	178,493		$121.08	108,819	$71,552

(1) In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended March 31, 2020 a total of 69,674 shares were withheld at an average price of $127.70.
(2) On February 12, 2019, we announced that our Board of Directors authorized the purchase of up to $125 million of IPG common stock following the completion of our $125 million repurchase program authorized in July 2018. Under the program, we are authorized to repurchase shares of common stock in an amount not to exceed the lesser of (a) the number of shares issued to employees and directors under the Company's various employee and director equity compensation and employee stock purchase plans from January 1, 2019 through December 31, 2020 and (b) $125 million, exclusive of any fees, commissions or other expenses. Share repurchases may be made periodically in open-market transactions using the Company's working capital, and are subject to market conditions, legal requirements and other factors. The share purchase program authorization does not obligate us to repurchase any dollar amount or number of our shares, and repurchases may be commenced or suspended from time to time without prior notice. We repurchased 108,819 shares in the first quarter of 2020 under the current program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description

10.1
IPG Photonics Corporation Non-Employee Director Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on February 21, 2020)

10.2
Second Amended and Restated Loan Agreement, between the Registrant and Bank of America dated as of March 25, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 26, 2020)

10.3
Revolving Credit Note, between the Registrant and Bank of America dated March 25, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 26, 2020)

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

IPG PHOTONICS CORPORATION

Date: May 5, 2020	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2020	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)