Form 10-Q
period 2020-09-30
IPG PHOTONICS CORP
filed 2020-11-03
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
As of November 2, 2020, there were 53,300,660 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$763,920	$680,070
Short-term investments	537,696	502,546
Accounts receivable, net	240,352	238,479
Inventories	370,344	380,790
Prepaid income taxes	60,436	38,873
Prepaid expenses and other current assets	58,905	55,876
Total current assets	2,031,653	1,896,634
Deferred income taxes, net	38,616	31,395
Goodwill	37,731	82,092
Intangible assets, net	64,999	74,271
Property, plant and equipment, net	576,398	600,852
Other assets	45,535	45,192
Total assets	$2,794,932	$2,730,436
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3,792	$3,740
Accounts payable	37,375	27,329
Accrued expenses and other current liabilities	156,472	149,782
Income taxes payable	3,806	11,053
Total current liabilities	201,445	191,904
Deferred income taxes and other long-term liabilities	87,296	98,121
Long-term debt, net of current portion	35,117	37,968
Total liabilities	323,858	327,993
Commitments and contingencies (Note 12)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 55,278,428 and 53,244,416 shares issued and outstanding, respectively, at September 30, 2020; 54,743,227 and 53,010,875 shares issued and outstanding, respectively, at December 31, 2019.	6	5
Treasury stock, at cost, 2,034,012 and 1,732,352 shares held at September 30, 2020 and December 31, 2019, respectively.	(303,614)	(265,730)
Additional paid-in capital	828,796	785,636
Retained earnings	2,138,852	2,028,734
Accumulated other comprehensive loss	(193,827)	(146,919)
Total IPG Photonics Corporation equity	2,470,213	2,401,726
Non-controlling interests	861	717
Total equity	2,471,074	2,402,443
Total liabilities and equity	$2,794,932	$2,730,436
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net sales	$318,441	$329,138	$864,094	$1,007,954
Cost of sales	165,649	176,280	471,977	525,948
Gross profit	152,792	152,858	392,117	482,006
Operating expenses:
Sales and marketing	17,332	18,969	53,341	58,907
Research and development	31,710	32,160	95,132	99,528
General and administrative	29,038	26,776	82,561	82,526
Goodwill impairment	44,589	—	44,589	—
Impairment of long-lived assets and other restructuring charges	12	—	1,177	—
(Gain) loss on foreign exchange	(11,302)	808	(18,101)	7,495
Total operating expenses	111,379	78,713	258,699	248,456
Operating income	41,413	74,145	133,418	233,550
Other income, net:
Interest income, net	1,168	3,734	6,097	11,737
Other income (expense), net	(59)	(520)	581	129
Total other income	1,109	3,214	6,678	11,866
Income before provision for income taxes	42,522	77,359	140,096	245,416
Provision for income taxes	6,992	20,232	29,434	60,852
Net income	35,530	57,127	110,662	184,564
Less: net (loss) income attributable to non-controlling interests	(74)	(126)	429	(120)
Net income attributable to IPG Photonics Corporation	$35,604	$57,253	$110,233	$184,684
Net income attributable to IPG Photonics Corporation per share:
Basic	$0.67	$1.08	$2.07	$3.48
Diluted	$0.66	$1.07	$2.05	$3.43
Weighted average shares outstanding:
Basic	53,098	52,928	53,136	53,073
Diluted	53,664	53,622	53,691	53,864
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$35,530	$57,127	$110,662	$184,564
Other comprehensive income, net of tax:
Translation adjustments	(8,562)	(30,371)	(46,445)	(11,413)
Adjustment for net gain realized and included in net income	(232)	—	(232)	—
Unrealized (loss) gain on derivatives	(551)	3	(516)	(2)
Total other comprehensive loss	(9,345)	(30,368)	(47,193)	(11,415)
Comprehensive income	26,185	26,759	63,469	173,149
Comprehensive (loss) income attributable to non-controlling interests	(93)	(165)	144	(138)
Comprehensive income attributable to IPG Photonics Corporation	$26,278	$26,924	$63,325	$173,287
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$110,662	$184,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,188	72,531
Deferred income taxes	(10,122)	(4,214)
Stock-based compensation	26,394	25,571
Goodwill impairment	44,589	—
Impairment of long-lived assets	671	—
Unrealized (gain) loss on foreign currency transactions	(21,759)	7,033
Other	6,823	854
Provisions for inventory, warranty and bad debt	42,559	38,748
Changes in assets and liabilities that provided (used) cash, net of acquisitions:
Accounts receivable	2,308	(7,562)
Inventories	(34,213)	(51,032)
Prepaid expenses and other assets	(2,065)	11,087
Accounts payable	8,819	(8,137)
Accrued expenses and other liabilities	(17,492)	(26,113)
Income and other taxes payable	(28,345)	(49,748)
Net cash provided by operating activities	200,017	193,582
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(61,871)	(107,540)
Proceeds from sales of property, plant and equipment	689	348
Purchases of short-term and long-term investments	(732,729)	(557,674)
Proceeds from short-term investments	697,816	568,501
Acquisitions of businesses, net of cash acquired	—	(15,115)
Other	17	243
Net cash used in investing activities	(96,078)	(111,237)
Cash flows from financing activities:
Proceeds from line-of-credit facilities	—	15
Payments on line-of-credit facilities	—	(15)
Principal payments on long-term borrowings	(2,798)	(2,747)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	16,767	1,644
Purchase of treasury stock, at cost	(37,884)	(25,921)
Payment of purchase price holdback from business combination	(1,650)	—
Net cash used in financing activities	(25,565)	(27,024)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	4,692	(16,561)
Net increase in cash, cash equivalents and restricted cash	83,066	38,760
Cash, cash equivalents and restricted cash — Beginning of period	682,984	544,358
Cash, cash equivalents and restricted cash — End of period	$766,050	$583,118
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,650	$1,655
Cash paid for income taxes	$65,895	$97,172
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$6,724	$8,892
Inventory transferred to machinery and equipment	$2,362	$8,250
Changes in accounts payable related to property, plant and equipment	$1,248	$2,721
Leased assets obtained in exchange for new operating lease liabilities	$2,764	$11,944
See Note 4 for reconciliation of cash, cash equivalents and restricted cash between the condensed consolidated balance sheets and condensed consolidated statements of cash flows.
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, July 1, 2019	53,182,910	$5	(1,446,470)	$(227,282)	$761,936	$1,975,931	$(143,943)	$714	$2,367,361
Exercise of stock options and vesting of RSU's and PSU's	33,553	—	—	—	1,676	—	—	—	1,676
Purchased common stock	(180,620)	—	(180,620)	(23,637)	—	—	—	—	(23,637)
Stock-based compensation	—	—	—	—	8,540	—	—	—	8,540
Net income	—	—	—	—	—	57,253	—	(126)	57,127
Foreign currency translation adjustments	—	—	—	—	—	—	(30,371)	(39)	(30,410)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	3	—	3
Balance, September 30, 2019	53,035,843	$5	(1,627,090)	$(250,919)	$772,152	$2,033,184	$(174,311)	$549	$2,380,660

Balance, July 1, 2020	53,182,148	$6	(1,972,540)	$(293,960)	$811,559	$2,103,248	$(184,501)	$954	$2,437,306
Exercise of stock options and vesting of RSU's and PSU's	123,740	—	—	—	8,497	—	—	—	8,497
Purchased common stock	(61,472)	—	(61,472)	(9,654)	—	—	—	—	(9,654)
Stock-based compensation	—	—	—	—	8,740	—	—	—	8,740
Net income	—	—	—	—	—	35,604	—	(74)	35,530
Foreign currency translation adjustments	—	—	—	—	—	—	(8,543)	(19)	(8,562)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	(551)	—	(551)
Adjustment for net gain realized and included in net income	—	—	—	—	—	—	(232)	—	(232)
Balance, September 30, 2020	53,244,416	$6	(2,034,012)	$(303,614)	$828,796	$2,138,852	$(193,827)	$861	$2,471,074

	Nine Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2019	52,941,607	$5	(1,430,094)	$(224,998)	$744,937	$1,848,500	$(162,896)	$687	$2,206,235
Exercise of stock options and vesting of RSU's and PSU's	259,749	—	—	—	(2,321)	—	—	—	(2,321)
Common stock issued under employee stock purchase plan	31,483	—	—	—	3,965	—	—	—	3,965
Purchased common stock	(196,996)	—	(196,996)	(25,921)	—	—	—	—	(25,921)
Stock-based compensation	—	—	—	—	25,571	—	—	—	25,571
Net income	—	—	—	—	—	184,684	—	(120)	184,564
Foreign currency translation adjustments	—	—	—	—	—	—	(11,413)	(18)	(11,431)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	(2)	—	(2)
Balance, September 30, 2019	53,035,843	$5	(1,627,090)	$(250,919)	$772,152	$2,033,184	$(174,311)	$549	$2,380,660

Balance, January 1, 2020	53,010,875	$5	(1,732,352)	$(265,730)	$785,636	$2,028,734	$(146,919)	$717	$2,402,443
Exercise of stock options and vesting of RSU's and PSU's	514,717	1	—	—	14,216	—	—	—	14,217
Common stock issued under employee stock purchase plan	20,484	—	—	—	2,550	—	—	—	2,550
Purchased common stock	(301,660)	—	(301,660)	(37,884)	—	—	—	—	(37,884)
Stock-based compensation	—	—	—	—	26,394	—	—	—	26,394
Recently adopted accounting standards	—	—	—	—	—	(115)	—	—	(115)
Net income	—	—	—	—	—	110,233	—	429	110,662
Foreign currency translation adjustments	—	—	—	—	—	—	(46,160)	(285)	(46,445)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	(516)	—	(516)
Adjustment for net gain realized and included in net income	—	—	—	—	—	—	(232)	—	(232)
Balance, September 30, 2020	53,244,416	$6	(2,034,012)	$(303,614)	$828,796	$2,138,852	$(193,827)	$861	$2,471,074
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
Activity related to the allowance for doubtful accounts was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$1,999	$2,528	$2,547	$1,799
Provision for bad debts, net of recoveries	143	(27)	(206)	767
Uncollectable accounts written off	(1)	(3)	(72)	(91)
Foreign currency translation	(80)	(56)	(208)	(33)
Balance, end of period	$2,061	$2,442	$2,061	$2,442

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

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Sales are derived from products for different applications: fiber lasers, diode lasers, diodes and systems for materials processing, fiber lasers and amplifiers for advanced applications, fiber amplifiers and transceivers for communications applications, and fiber lasers for medical applications.
The following tables represent a disaggregation of revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales by Application
Materials processing	$290,028	$306,260	$779,810	$952,936
Other applications	28,413	22,878	84,284	55,018
Total	$318,441	$329,138	$864,094	$1,007,954

Sales by Product
High Power Continuous Wave ("CW") Lasers	$184,387	$184,924	$461,181	$577,354
Medium Power CW Lasers	11,756	11,891	33,701	42,904
Pulsed Lasers	34,975	33,850	109,391	106,100
Quasi-Continuous Wave ("QCW") Lasers	15,079	12,479	38,660	42,612
Laser and Non-Laser Systems	20,841	32,929	64,417	104,943
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	51,403	53,065	156,744	134,041
Total	$318,441	$329,138	$864,094	$1,007,954

Sales by Geography
North America	$52,732	$71,000	$173,972	$199,947
Europe:
Germany	16,163	17,204	51,208	59,487
Other including Eastern Europe/CIS	54,907	62,196	158,686	192,527
Asia and Australia:
China	148,049	121,290	361,864	399,246
Japan	12,884	21,859	41,241	54,879
Other	31,227	28,877	70,924	89,544
Rest of World	2,479	6,712	6,199	12,324
Total	$318,441	$329,138	$864,094	$1,007,954

Timing of Revenue Recognition
Goods and services transferred at a point in time	$308,474	$310,324	$824,069	$944,454
Goods and services transferred over time	9,967	18,814	40,025	63,500
Total	$318,441	$329,138	$864,094	$1,007,954
One of the Company's customers accounted for 35% and 24% of the Company's net accounts receivable as of September 30, 2020 and December 31, 2019, respectively.
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
The following table reflects the changes in the Company's contract assets and liabilities for the nine months ended September 30, 2020 and 2019:

	September 30,	December 31,		September 30,	December 31,
	2020	2019	Change	2019	2018	Change
Contract assets
Contract assets	$6,771	$9,645	$(2,874)	$10,606	$10,102	$504
Contract liabilities
Contract liabilities - current	57,034	59,531	(2,497)	49,358	52,606	(3,248)
Contract liabilities - long-term	2,121	1,820	301	1,677	1,413	264
During the three months ended September 30, 2020 and 2019 the Company recognized revenue of $10,179 and $4,534, respectively, that was included in contract liabilities at the beginning of each period. During the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $41,622 and $40,786, respectively, that was included in contract liabilities at the beginning of each period.
The Company has elected the practical expedient in ASC 606-10-50-14, whereby the performance obligations for contracts with an original expected duration of one year or less are not disclosed. The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of September 30, 2020:

	Remaining Performance Obligations
	2020 (a)	2021	2022	2023	2024	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$1,439	$2,724	$874	$566	$265	$56	$5,924
Revenue to be earned over time from contracts to sell robotic systems	10,934	16,941	—	—	—	—	27,875
Total	$12,373	$19,665	$874	$566	$265	$56	$33,799
(a) For the three-month period beginning October 1, 2020.
4. RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	September 30,		December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$763,920	$580,329	$680,070	$544,358
Restricted cash included in prepaid expenses and other current assets	2,130	—	—	—
Restricted cash included in other assets	—	2,789	2,914	—
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$766,050	$583,118	$682,984	$544,358

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
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the condensed consolidated balance sheets with the exception of the interest rate swap, which is measured at fair value:

	Fair Value Measurements at September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$269,955	$269,955	$—	$—
Commercial paper	126,563	—	126,563	—
Corporate bonds	25,142	—	25,142	—
U.S. Treasury and agency obligations	11,799	—	11,799	—
Short-term investments:
Corporate bonds	183,827	—	183,827	—
Commercial paper	316,167	—	316,167	—
U.S. Treasury and agency obligations	38,144	—	38,144	—
Total	$971,597	$269,955	$701,642	$—
Liabilities
Long-term debt	$39,436	$—	$39,436	$—
Interest rate swap	666	—	666	—
Total	$40,102	$—	$40,102	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$155,080	$155,080	$—	$—
Commercial paper	54,712	—	54,712	—
Short-term investments:
Corporate bonds	259,422	259,422	—	—
Commercial paper	236,752	—	236,752	—
Certificate of deposit	6,501	6,501	—	—
Long-term investments and other assets:
Auction rate securities	592	—	—	592
Interest rate swaps	13	—	13	—
Total	$713,072	$421,003	$291,477	$592
Liabilities
Long-term debt	$42,004	$—	$42,004	$—
Contingent purchase consideration	273	—	—	273
Total	$42,277	$—	$42,004	$273

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
The fair value of the short-term investments considered held-to-maturity as of September 30, 2020 and December 31, 2019 was $538,138 and $502,675, respectively, which include an unrealized gain of $442 and $129, respectively, as compared to the book value recorded on the condensed consolidated balance sheets for the same periods. There were no impairments for the investments considered held-to-maturity during the quarters ended September 30, 2020 and 2019. There were no current expected credit loss allowances for the investments considered held-to-maturity at September 30, 2020. The Company holds highly-rated held-to-maturity instruments that are within one year of maturity.
The auction rate securities were called during the quarter ended September 30, 2020. The net gain previously included in accumulated other comprehensive income was released and included in net income, in the amount of $232. The fair value of the auction rate securities at December 31, 2019 were measured using prices observed in inactive markets with limited observable data for the securities held by the Company. They were considered available-for-sale securities and had a cost basis of $592 at December 31, 2019. There were no impairments for the investments considered available-for-sale during the quarters ended September 30, 2020 and 2019.
The Company entered into an interest rate swap that is designated as a cash flow hedge associated with a long-term note issued during the second quarter of 2016 that will terminate with the long-term note in May 2023. The fair value at September 30, 2020 for the interest rate swap considered pricing models whose inputs are observable for the securities held by the Company.
At September 30, 2020 and December 31, 2019, the Company's long-term notes consisted of a variable rate note and a fixed rate note, and are reported at amortized cost on the condensed consolidated balance sheets. For disclosure purposes, the fair value of the long-term notes was estimated using a discounted cash flow model using observable market interest rates and are classified as a level 2. Based on the discounted cash flow model, the fair value of the long-term notes at September 30, 2020 was $39,436 as compared to the book value of $38,909. At December 31, 2019, the book value approximated fair value.
The fair value of contingent consideration at December 31, 2019 was determined using an income approach at the respective business combination date and at the reporting date. That approach is based on significant inputs that are not observable in the market and include key assumptions such as assessing the probability of meeting certain milestones required to earn the contingent consideration.
The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Auction rate securities
Balance, beginning of period	$596	$852	$592	$847
Redemptions	(596)	(264)	(596)	(264)
Change in fair value and accretion	—	2	4	7
Balance, end of period	$—	$590	$—	$590
Contingent purchase consideration
Balance, beginning of period	$—	$300	$273	$898
Cash payments	—	—	(272)	(632)
Foreign exchange adjustment	—	(3)	(1)	31
Balance, end of period	$—	$297	$—	$297

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents the effective maturity dates of held-to-maturity and available-for-sale debt investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Held-to-maturity:
Less than 1 year	$537,696	$538,138	$502,546	$502,675
Available-for-sale:
Greater than 5 years	$—	$—	$592	$592

6. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2020	2019
Components and raw materials	$193,765	$200,390
Work-in-process	46,714	49,620
Finished components and devices	129,865	130,780
Total	$370,344	$380,790
The Company recorded inventory provisions totaling $11,514 and $7,303 for the three months ended September 30, 2020 and 2019, respectively, and $25,955 and $19,952 for the nine months ended September 30, 2020 and 2019, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished components and devices.
7. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill:

	Nine Months Ended September 30,
	2020	2019
Balance at January 1	$82,092	$100,722
Goodwill arising from business combinations	—	9,426
Adjustment to goodwill during measurement period	—	448
Foreign exchange adjustment	228	(642)
Impairment losses	(44,589)	—
Balance at September 30	$37,731	$109,954
During the fourth quarter of 2018, the Company acquired 100% of the membership units of Genesis Systems Group, LLC ("Genesis"). During the first quarter of 2019, the working capital adjustment to the purchase price was finalized resulting in an increase in the purchase price of $448. The additional purchase price was allocated entirely to goodwill. At the time the acquisition was completed, the Company concluded that Genesis was a separate reporting unit.
During the third quarter of 2020, the Company concluded that declines in revenue and order flow for the Genesis custom systems business caused by pandemic-related decreases in capital spending in the aerospace and transportation industries were a triggering event requiring a goodwill impairment evaluation. The Company performed a quantitative assessment using the discounted cash flow method under the income approach as well as the guideline public company analysis and guideline transaction analysis under the market approach to estimate the fair value of the custom systems business. As a result, the Company recognized a non-cash impairment loss of $44,589, which was equal to the carrying amount of goodwill prior to its

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
impairment. The analysis considered internal forecasts of sales, profitability and capital expenditures, as well as valuation multiples of comparable public companies and valuation multiples of transactions of comparable companies.
Intangible assets, subject to amortization, consisted of the following:

	September 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$57,897	$(16,184)	$41,713	11 years	$57,866	$(11,993)	$45,873	11 years
Technology, trademark and trade name	40,414	(19,527)	20,887	7 years	41,297	(16,128)	25,169	7 years
Production know-how	9,250	(7,983)	1,267	7 years	9,180	(7,415)	1,765	7 years
Patents	8,036	(6,904)	1,132	8 years	8,036	(6,572)	1,464	8 years
Total	$115,597	$(50,598)	$64,999		$116,379	$(42,108)	$74,271
Amortization expense for the three months ended September 30, 2020 and 2019 was $2,947 and $3,617, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was $9,029 and $10,581, respectively. The estimated future amortization expense for intangibles for the remainder of 2020 and subsequent years is as follows:

2020 (a)	2021	2022	2023	2024	Thereafter	Total
$2,939	$11,574	10,746	$9,858	$7,510	$22,372	$64,999
(a) For the three-month period beginning October 1, 2020.
8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2020	2019
Accrued compensation	$57,265	$48,881
Contract liabilities	57,034	59,531
Current portion of accrued warranty	23,971	23,114
Short-term lease liabilities	5,573	5,300
Other	12,629	12,956
Total	$156,472	$149,782

9. PRODUCT WARRANTIES
The Company typically provides one to five years parts and service warranties on lasers, laser and non-laser systems, and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
The following table summarizes product warranty accrual activity recorded during the nine months ended September 30, 2020 and 2019.

	2020	2019
Balance at January 1	$48,866	$51,422
Provision for warranty accrual	16,255	16,916
Warranty claims	(20,992)	(17,399)
Foreign currency translation	822	(1,077)
Balance at September 30	$44,951	$49,862
Accrued warranty reported in the accompanying condensed consolidated financial statements as of September 30, 2020 and December 31, 2019 consisted of $23,971 and $23,114 in accrued expenses and other liabilities, respectively, and $20,980 and $25,752 in other long-term liabilities, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
10. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	September 30,	December 31,
	2020	2019
Total notes payable	$38,909	$41,708
Less: current portion	(3,792)	(3,740)
Total long-term debt	$35,117	$37,968
Term Debt:
At September 30, 2020, the Company has an unsecured long-term note with an outstanding principal balance of $18,703, of which, $1,188 is the current portion. The interest on this unsecured long-term note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15,438. Also at September 30, 2020, the Company has another long-term note that is secured by its corporate aircraft with an outstanding principal balance of $20,206, of which, $2,604 is the current portion. The interest on this collateralized long-term note is fixed at 2.74% per annum. The collateralized long-term note matures in July 2022, at which time the outstanding principal balance will be $15,375.
The future principal payments for the Company’s Notes as of September 30, 2020 are as follows:

2020 (a)	$942
2021	3,810
2022	18,126
2023	16,031
Total	$38,909
(a) For the three-month period beginning October 1, 2020.
Revolving Line of Credit Facilities:
The Company maintains a $75,000 U.S. revolving line of credit and a €50,000 ($58,619) line-of-credit in Germany, both of which are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. The Company also maintains a €2,000 ($2,345) Italian overdraft facility. At September 30, 2020 and December 31, 2019, there were no amounts drawn on the U.S. line-of-credit, and there were $3,066 and $1,426, respectively, of guarantees issued against the facility which reduce the amount of the facility available to draw. At September 30, 2020 and December 31, 2019, there were no amounts drawn on the Euro line-of-credit, and there were $3,866 and $1,422, respectively, of guarantees issued against those facilities which reduce the amount available to draw. At September 30, 2020 and December 31, 2019, there were no amounts drawn on the Euro overdraft facility. After providing for the guarantees used, the total unused lines-of-credit and overdraft facilities are $129,032 at September 30, 2020.
11. DERIVATIVE FINANCIAL INSTRUMENTS
The Company's only outstanding derivative financial instrument is an interest rate swap that is classified as a cash flow hedge of its variable rate debt. The fair value amounts in the condensed consolidated balance sheets were:

	September 30,	December 31,
	2020	2019
Notional amounts (1)	$18,703	$19,594
Fair values:
Other assets	—	13
Deferred income taxes and other long-term liabilities	666	—
(1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The derivative gains and losses in the condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019, related to the Company's current and previous interest rate swap contracts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Effective portion recognized in other comprehensive income, pretax:
Interest rate swap	$(723)	$4	$(679)	$1

12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of September 30, 2020 and through the filing date of these condensed consolidated financial statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's condensed consolidated financial statements.
13. INCOME TAXES
The effective tax rates were 16.4% and 26.2% for the three months ended September 30, 2020 and 2019, respectively, and 21.0% and 24.8% for the nine months ended September 30, 2020 and 2019, respectively. There were net discrete tax benefits of $727 and $5,443 for the three months ended September 30, 2020 and 2019, respectively, and $6,658 and $8,357 for the nine months ended September 30, 2020 and 2019, respectively.
The reduction in the annual effective rate for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 was primarily attributable to a greater share of income earned in lower tax rate jurisdictions, the new regulations for the Global Intangible Low-Taxed Income (“GILTI”) provisions of US tax law, which allowed companies to elect out for high taxed foreign income, and the benefit provided by tax credits and discrete items applied to the tax on significantly lower income in 2020. The change to GILTI provisions occurred during the three months ended September 30, 2020. Additionally, the mix of income earned in lower tax jurisdictions also increased during the three months ended September 30, 2020. Together, these reduced the year to date effective tax rate as compared to previous calculations. Income tax expense for the three months ended September 30, 2020 reflects the impact of these adjustments on income earned in the first two quarters, which resulted in a lower tax rate for the quarter.
Discrete benefits for the three months ended September 30, 2020 included $1,896 related to the tax deductions for equity-based compensation that exceeded compensation expense recognized and $1,586 for provision to return adjustments which were offset by a detriment of $2,641 related to losses for which no tax benefit was recognized. Discrete benefits for the three months ended September 30, 2019 included $229 related to the tax deductions for equity-based compensation that exceeded compensation expense recognized and $5,326 for provision to return adjustments.
For the nine months ended September 30, 2020, discrete benefits include $6,590 related to the tax deductions for equity-based compensation that exceeded compensation expense recognized and $3,867 for provision to return adjustments and an investment credit requested on an amended return, which were partially offset by $3,282 related to the tax effect of losses in subsidiaries for which no tax benefit was recognized. For the nine months ended September 30, 2019, discrete benefits include $4,271 related to the tax deductions for equity-based compensation that exceeded compensation expense recognized and $5,293 for provision to return adjustments.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes. The Company continues to classify interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The following is a summary of the activity of the Company’s unrecognized tax benefits for nine months ended September 30, 2020 and 2019:

	2020	2019
Balance at January 1,	$11,416	$11,206
Additions for tax positions in current period	2,000	3,342
Foreign currency translation	(938)	(84)
Balance at September 30,	$12,478	$14,464

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate, if recognized.
14. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to IPG Photonics Corporation	$35,604	$57,253	$110,233	$184,684
Net income attributable to common stockholders	35,604	57,253	110,233	184,684
Weighted average shares	53,098	52,928	53,136	53,073
Dilutive effect of common stock equivalents	566	694	555	791
Diluted weighted average common shares	53,664	53,622	53,691	53,864
Basic net income attributable to IPG Photonics Corporation per share	$0.67	$1.08	$2.07	$3.48
Basic net income attributable to common stockholders	$0.67	$1.08	$2.07	$3.48
Diluted net income attributable to IPG Photonics Corporation per share	$0.66	$1.07	$2.05	$3.43
Diluted net income attributable to common stockholders	$0.66	$1.07	$2.05	$3.43
The computation of diluted weighted average common shares excludes common stock equivalents including non-qualified stock options, performance stock units ("PSU's"), restricted stock units ("RSU's") and employee stock purchase plan ("ESPP") because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Non-qualified stock options	528,300	763,000	555,800	578,000
Restricted stock units	28,900	167,200	36,200	149,200
Performance stock units	—	45,500	19,800	40,800
Employee stock purchase plan	5,500	6,100	16,400	18,200
Total weighed average anti-dilutive shares outstanding	562,700	981,800	628,200	786,200
On May 5, 2020, the Company announced that its Board of Directors authorized the purchase of up to $200,000 of IPG common stock. This new authorization is additive to the Company's existing stock repurchase of $125,000 repurchase program authorized in February 2019. Under the two share purchase authorizations, IPG may repurchase shares of common stock (a) in an amount not to exceed the lesser of the number of shares issued to employees and directors under the Company's various employee and director equity compensation and employee stock purchase plans in 2019 and 2020 or $125,000 and (b) $200,000, in both cases exclusive of any fees, commissions or other expenses. Share repurchases may be made periodically in open-market transactions using the Company's working capital and are subject to market conditions, legal requirements and other factors. The share purchase program authorization does not obligate the Company to repurchase any dollar amount or number of its shares, and repurchases may be commenced or suspended from time to time without prior notice.
For the three months ended September 30, 2020, the Company repurchased 61,472 shares of common stock under the February 2019 authorization with an average price of $157.01 per share in the open market. The impact on the reduction of weighted average shares for the three months ended September 30, 2020 was 22,842 shares. For the nine months ended September 30, 2020, the Company repurchased 301,660 shares of common stock under the February 2019 authorization with an average price of $125.58 per share in the open market. The impact on the reduction of weighted average shares for the nine months ended September 30, 2020 was 155,372 shares. As of September 30, 2020 the remaining amount authorized under the programs was up to $246,000, but may be less depending upon the equity compensation and employee stock purchase plan dilution during the programs.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
15. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC.
On October 1, 2020, the Company acquired Pi-Tecnologia S.A. ("PiTec"), which is located in Brazil, to support development in advanced photonics. The acquisition price was $2,717, of which $906 was paid at closing and the remainder of which may be earned over three years based on reaching certain financial targets.

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
COVID-19 Update. Global demand trends have been impacted adversely by the COVID-19 pandemic and therefore remain uncertain at this time. Economic indicators show some improvement from the severe contraction experienced earlier in the year, which has led to an improvement in the recent demand environment in certain regions. It is difficult to predict whether the improvement in some macro-economic indicators will be sustained if there are additional restrictions imposed as a result of a resurgence in COVID-19 infections. This uncertainty continues to make forecasting our business challenging in the near to medium-term.
Currently, our three major production facilities in United States, Germany and Russia remain open and are operating normally. We have implemented employee safety and sanitization protocols that have impacted productivity and efficiency. We have vertically integrated manufacturing, and many of the components one facility supplies to another facility are single sourced internally and not available from third party suppliers, for example our semiconductor diodes manufactured in Oxford, Massachusetts. While we have attempted to build safety stock of critical components at our various locations, if government restrictions to address COVID-19 become more severe than we have experienced to date or if there was significant absenteeism as a result of COVID-19 or resurgence in the places where we operate, it could impact our internal supply chain. If our revenues are reduced for an extended period or if our production output falls because of government restrictions or absenteeism, we may be required to reduce payroll-related costs and other expenses in the future through layoffs, furloughs or reduced hours, even though we have not done so to date.
We have not experienced significant supply disruption from third party component suppliers; however, we may face some supply chain restraints related to logistics, including available air cargo space and higher freights rates if there is a COVID-19 resurgence. We may experience delays in the future if resurgences are experienced and governments implement new restrictions. We believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.
We continue to monitor the rapidly evolving conditions and circumstances as well as guidance from international and domestic authorities, including public health authorities, and we may need to take additional actions based on their recommendations. The measures implemented by various authorities related to the COVID-19 outbreak have caused us to change our business practices including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers, and stakeholders as well as restrictions on business travel to domestic and international locations or to attend trade shows, investor conferences and other events. To date, we have been able to accommodate these changes to our business operations and continue to meet customer demand. If guidelines from relevant authorities becomes more restrictive due to a resurgence of COVID-19 in a particular region, the effect on our operations could be more significant.
The COVID-19 pandemic has increased economic uncertainty and decreased demand for our products in many markets we serve and could continue for an unknown period of time. In these circumstances, there may be developments outside of our control, including the length and extent of the COVID-19 outbreak and government-imposed measures that may require us to adjust our operating plans. As such, given the dynamic nature of this situation, we cannot reasonably estimate the future impacts of COVID-19 on our financial condition, results of operations or cash flows. However, we do expect that it will have an adverse impact on our revenue as well as our overall profitability and may lead to an increase in inventory provisions, allowances for credit losses, and a volatile effective tax rate driven by changes in the mix of earnings across the Company's markets. The outbreak of COVID-19 has negatively affected new order flow in North America for our custom systems business. As a result of this and to a lesser extend the overall performance of the business since its acquisition in 2018, we have evaluated the carrying value of goodwill related to the custom systems business and recognized a goodwill impairment charge in the third quarter of 2020 of $44.6 million. Refer to the "Goodwill and long-lived assets impairments" section below for additional information. If the business impacts of COVID-19 carry on for an extended period, it could cause us to recognize additional impairments for goodwill and certain long-lived assets, including amortizable intangible assets or right-of-use assets.
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
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive, other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 90% of our revenues for the first three quarters of 2020 and 94% of our revenues for the full 2019 fiscal year were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.
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
We expect that some new technologies, products and systems will have returns above our cost of capital but may have gross margins below our corporate average. If we are able to develop opportunities that are significant in size, competitively advantageous or leverage our existing technology base and leadership, our current gross margin levels may not be maintained. Instead, we aim to deliver industry-leading gross margin by growing sales by taking market share in existing markets or by developing new applications and markets we address, by reducing the cost of our products and by optimizing the efficiency of our manufacturing operations.
A high proportion of our costs is fixed so costs are generally difficult to adjust or may take time to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. If we expand capacity faster than is required by sales growth, gross margins could be negatively affected. Gross margins generally decline if production volumes are lower as a result of a decrease in sales or a reduction in inventory because the absorption of fixed manufacturing costs will be reduced. Gross margins generally improve when the opposite occurs. If both sales and inventory decrease in the same period, the decline in gross margin may be greater if we cannot reduce fixed costs or choose not to reduce fixed costs to match the decrease in the level of production. If we experience a decline in sales that reduces absorption of our fixed costs or if we have production issues, our gross margins will be negatively affected.
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $11.5 million and $7.3 million for the three months ended September 30, 2020 and 2019, respectively, and $26.0 million and $20.0 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Research and development expenses. We plan to continue to invest in research and development to enhance performance of our existing components, to develop new components, products, systems and applications technology and to improve production processes to improve manufacturing yields and productivity. New products include lasers that operate at different wavelengths such as UV, visible and mid-IR, lasers with ultrafast pulses, laser-based systems for material processing, projection, display and medical as well as accessories such as welding and cutting heads. In addition to new products, research and development is focused on enhancing the performance of our existing products by improving their electrical efficiency, increasing their average power and making them more compact or easier or less costly to manufacture. We believe that these investments can help sustain our position as a leader in the fiber laser industry and support development of new products that can address new markets and growth opportunities. The amount of research and development expense we incur may vary from period to period.
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
As discussed above, we are also monitoring the effect of the COVID-19 pandemic on our business and the potential affect it may have on the recoverability of our long-lived assets. In particular, the macroeconomic effects of COVID-19 have negatively affected order flow for our Genesis custom systems business. As a result of the continued impact during Q3 2020, we assessed the goodwill of the custom systems business for impairment. We performed a quantitative assessment using the discounted cash flow method under the income approach as well as the guideline public company analysis and guideline transaction analysis under the market approach to estimate the fair value of the custom systems business. As a result of this and to a lesser extend the overall performance of the business since its acquisition in 2018, we recognized a non-cash impairment loss of $44.6 million for the quarter ended September 30, 2020, which was equal to the carrying amount of goodwill prior to its impairment. The analysis considered internal forecasts of sales, profitability and capital expenditures, as well as valuation multiples of comparable public companies and valuation multiples of transactions of comparable companies. If the business impacts of COVID-19 carry on for an extended period, it could cause us to recognize additional impairments for goodwill and certain long-lived assets, including amortizable intangible assets or right-of-use assets in one or more of our reporting units, which would negatively affect our results of operations.
Foreign exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S., Germany and Russia) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the Euro, the Russian Ruble, the Japanese Yen and Chinese Yuan have had and could have an additional significant impact on our sales, costs and earnings. The depreciation of the Russian Ruble and the appreciation of the Chinese Yuan created a foreign exchange gain for the quarter ended September 30, 2020 because our Russian subsidiary has certain net assets denominated in U.S. Dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. Dollars. Additionally, the depreciation of the Russian Ruble was the primary driver of a charge to other comprehensive income during the quarter based on the translation of Ruble denominated assets and liabilities into U.S. dollars. Ongoing volatility of foreign exchange rates relative to the U.S. Dollar could continue to result in significant foreign exchange gains and losses related to transactions and charges or benefits to other comprehensive income. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs.  In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 25% for the nine months ended September 30, 2020 and 21%, 26% and 28% for the full years 2019, 2018 and 2017, respectively. One of our customers accounted for 35% and 24% of our net accounts receivable as of September 30, 2020 and December 31, 2019, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Net sales. Net sales decreased by $10.7 million, or 3.3%, to $318.4 million for the three months ended September 30, 2020 from $329.1 million for the three months ended September 30, 2019. COVID-19 was a primary cause of the decline in revenue in the quarter with reduced sales in North America, Europe, and other countries in Asia, most notably Japan and Turkey, offset by an increase in sales in China. In addition to reduced demand due to COVID-19, declines in average selling prices for materials processing products also contributed to the decline in revenue.

The table below sets forth sales by application:

	Three Months Ended September 30,
	2020		2019		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$290,028	91.1%	$306,260	93.0%	$(16,232)	(5.3)%
Other applications	28,413	8.9%	22,878	7.0%	5,535	24.2%
Total	$318,441	100.0%	$329,138	100.0%	$(10,697)	(3.3)%
The table below sets forth sales by type of product and other revenue:

	Three Months Ended September 30,
	2020		2019		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$184,387	57.9%	$184,924	56.2%	$(537)	(0.3)%
Medium Power CW Lasers	11,756	3.7%	11,891	3.6%	(135)	(1.1)%
Pulsed Lasers	34,975	11.0%	33,850	10.3%	1,125	3.3%
Quasi-Continuous Wave ("QCW") Lasers	15,079	4.7%	12,479	3.8%	2,600	20.8%
Laser and Non-Laser Systems	20,841	6.5%	32,929	10.0%	(12,088)	(36.7)%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	51,403	16.2%	53,065	16.1%	(1,662)	(3.1)%
Total	$318,441	100.0%	$329,138	100.0%	$(10,697)	(3.3)%
Materials processing
Sales for materials processing applications decreased due to lower sales from laser and non-laser systems, high power lasers, other laser products and service, and medium power lasers, partially offset by increased revenue from QCW lasers and pulsed lasers. Sales for material processing applications were generally negatively affected by the COVID-19 pandemic. Although we benefited from sequential improvement in our China-based business, the effect of COVID-19 reduced sales in North America, Europe, and other countries in Asia, most notably Japan and Turkey during the quarter ended September 30, 2020. We also continue to experience declines in average selling prices due to competition, particularly for high power laser products in China.
•The decline in high power laser sales related to metal cutting and welding applications. Within cutting applications, decreased sales were attributable to a weaker global demand environment due to COVID-19 primarily in North America and Europe and continued competition affecting average selling prices, partially offset by demand recovery in China. Part of the decline in average selling prices for high power lasers is due to the adoption of more compact or rack mounted "YLR" series lasers, which are displacing 1 to 3 kilowatt "YLS" series lasers, which are larger, more complex and more expensive. These more compact YLR lasers are less expensive to manufacture and are sold at prices lower than the YLS series lasers they are displacing. The decrease in sales of high power lasers used in welding applications was driven by lower sales into general manufacturing industries.
•The decrease in medium power sales related to ongoing transition to kilowatt-scale cutting lasers and decreased demand in laser sintering for metal-based additive manufacturing.
•The increase in pulsed laser sales was due to growth in sales of high power pulsed lasers used for solar cell manufacturing and battery processing applications, partially offset by decreased demand of pulsed lasers used for marking and engraving applications.
•QCW laser sales increased due to increased demand for fine processing and consumer electronics applications.
•The decrease in laser and non-laser systems sales was due to lower demand of non-laser systems in the transportation and aerospace sectors.
•Other Revenue for materials processing decreased due to lower demand of parts and service.

Other applications
Sales from other applications increased due to higher demand for lasers used for government applications, medical procedures, and semiconductor applications.
Cost of sales and gross margin. Cost of sales decreased by $10.7 million, or 6.1%, to $165.6 million for the three months ended September 30, 2020 from $176.3 million for the three months ended September 30, 2019. Our gross margin increased to 48.0% for the three months ended September 30, 2020 from 46.4% for the three months ended September 30, 2019. The increase in gross margin was driven mainly by lower cost of products, offset by an increase in inventory provisions.
Sales and marketing expense. Sales and marketing expense decreased by $1.7 million, or 8.9%, to $17.3 million for the three months ended September 30, 2020 compared with $19.0 million for the three months ended September 30, 2019. This change was primarily a result of decreases in travel and trade fair and exhibits, partially offset by increases in demo unit depreciation and personnel costs. As a percentage of sales, sales and marketing expense decreased to 5.4% for the three months ended September 30, 2020 from 5.8% for the three months ended September 30, 2019.
Research and development expense. Research and development expense decreased by $0.5 million, or 1.6%, to $31.7 million for the three months ended September 30, 2020, compared to $32.2 million for the three months ended September 30, 2019. This change was primarily a result of decreases in R&D materials, consultants and travel, partially offset by increases in personnel costs. As a percentage of sales, research and development expense increased to 10.0% for the three months ended September 30, 2020 from 9.8% for the three months ended September 30, 2019, mainly due to the decrease in sales.
General and administrative expense. General and administrative expense increased by $2.2 million, or 8.2%, to $29.0 million for the three months ended September 30, 2020 from $26.8 million for the three months ended September 30, 2019. This change was primarily a result of increases in loss on disposal of fixed assets, personnel costs, information systems, gifts and donations and insurance, partially offset by reductions in travel, legal, accounting and bad debt expense. As a percentage of sales, general and administrative expense increased to 9.1% for the three months ended September 30, 2020 from 8.1% for the three months ended September 30, 2019, mainly due to the decrease in sales.
Goodwill impairment. We performed a goodwill impairment analysis after concluding that decreased order flows experienced by our Genesis custom systems business reporting unit resulting from the macroeconomic conditions largely attributed to COVID-19 was a triggering event. As a result of the analysis, we incurred a non-cash goodwill impairment loss of $44.6 million for the three months ended September 30, 2020. The impairment loss was equal to the carrying value of goodwill prior to its impairment.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.90, Russian Ruble 65, Japanese Yen 107 and Chinese Yuan 7.02, respectively, we would have expected net sales to be $4.2 million lower, gross profit to be $2.9 million lower and total operating expenses to be $1.3 million higher.
(Gain) loss on foreign exchange. We incurred a foreign exchange gain of $11.3 million for the three months ended September 30, 2020 as compared to a $0.8 million loss for the three months ended September 30, 2019. The foreign exchange gain for the three months ended September 30, 2020 was primarily attributable to the depreciation of the Russian Ruble and appreciation of the Chinese Yuan, partially offset by appreciation of the Euro as compared to the U.S. Dollar. The foreign exchange loss for the three months ended September 30, 2019 was primarily attributable to the depreciation of the Chinese Yuan and the Brazilian Real, partially offset by a gain attributable to the depreciation of the Russian Ruble and the Euro as compared to the U.S. Dollar.
Interest income (expense), net. Interest income (expense), net decreased to $1.2 million of income for the three months ended September 30, 2020 as compared to $3.7 million of income for the three months ended September 30, 2019. The reduction in interest income, net, is due to holding shorter duration investments to increase liquidity as well as a decrease in yields on shorter duration investments that resulted in lower market interest rates as compared to rates last year.
Provision for income taxes. Provision for income taxes was $7.0 million (16.4% of pre-tax income) for the three months ended September 30, 2020 compared to $20.2 million (26.2% of pre-tax income) for the three months ended September 30, 2019. The lower tax expense in 2020 is primarily due to a decrease in income and to the impact of a lower annual effective tax rate on income earned in the first two quarters. The annual effective tax rate was reduced due to a greater share of income earned in lower tax rate jurisdictions, the new regulations for the Global Intangible Low-Taxed Income (“GILTI”) provisions of US tax law, which allowed companies to elect out for high taxed foreign income, and the benefit provided by tax credits and discrete items which when applied to the tax on significantly lower income in 2020 resulted in a lower effective tax rate for the year. There were net discrete tax benefits of $0.7 million and $5.4 million for the three months ended September 30, 2020 and

2019, respectively, primarily related to the tax deductions for equity-based compensation that exceeded compensation expense recognized and provision to return adjustments which in 2020, were partially offset by the tax effect of losses in subsidiaries for which no tax benefit was recognized.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $21.7 million to $35.6 million for the three months ended September 30, 2020 compared to $57.3 million for the three months ended September 30, 2019. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 6.2 percentage points to 11.2% for the three months ended September 30, 2020 from 17.4% for the three months ended September 30, 2019 due to the factors described above.
Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Net sales. Net sales decreased by $143.8 million, or 14.3%, to $864.1 million for the nine months ended September 30, 2020 from $1,008.0 million for the nine months ended September 30, 2019. COVID-19 was a primary cause of the decline in revenue in the period with reduced sales in China particularly in the first quarter and reduced sales in Europe, North America and other countries in Asia, most notably Japan and Turkey. In addition to reduced demand due to COVID-19, declines in average selling prices for materials processing products also contributed to the decline in revenue.
The table below sets forth sales by application:

	Nine Months Ended September 30,
	2020		2019		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$779,810	90.2%	$952,936	94.5%	$(173,126)	(18.2)%
Other applications	84,284	9.8%	55,018	5.5%	29,266	53.2%
Total	$864,094	100.0%	$1,007,954	100.0%	$(143,860)	(14.3)%

The table below sets forth sales by type of product and other revenue:

	Nine Months Ended September 30,
	2020		2019		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$461,181	53.4%	$577,354	57.3%	$(116,173)	(20.1)%
Medium Power CW Lasers	33,701	3.9%	42,904	4.3%	(9,203)	(21.5)%
Pulsed Lasers	109,391	12.7%	106,100	10.5%	3,291	3.1%
Quasi-Continuous Wave ("QCW") Lasers	38,660	4.5%	42,612	4.2%	(3,952)	(9.3)%
Laser and Non-Laser Systems	64,417	7.5%	104,943	10.4%	(40,526)	(38.6)%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	156,744	18.0%	134,041	13.3%	22,703	16.9%
Total	$864,094	100.0%	$1,007,954	100.0%	$(143,860)	(14.3)%
Materials processing
Sales for materials processing applications decreased due to lower sales of high power lasers, laser and non-laser systems, other laser products and services, medium power lasers and QCW lasers, partially offset by increased sales in pulsed lasers.
•The decline in high power laser sales related to metal cutting and welding applications. Within cutting applications, decreased sales were attributable to a weaker global demand due to COVID-19 and continued competition affecting average selling prices. Part of the decline in average selling prices for high power lasers is due to the adoption of more compact or rack mounted "YLR" series lasers which are displacing 1 to 3 kilowatt "YLS" series lasers, which are larger, more complex and more expensive. These more compact YLR lasers are less expensive to manufacture and are sold at prices lower than the YLS series lasers they are displacing. The decrease in sales of high power lasers used in welding applications was driven by lower sales into general manufacturing industries.

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
Other Applications
Sales from other applications increased due to increased demand for lasers used for medical procedures, government, semiconductor and instrument applications, partially offset by lower sales of telecom products.
Cost of sales and gross margin. Cost of sales decreased by $53.9 million, or 10.2%, to $472.0 million for the nine months ended September 30, 2020 from $525.9 million for the nine months ended September 30, 2019. Our gross margin decreased to 45.4% for the nine months ended September 30, 2020 from 47.8% for the nine months ended September 30, 2019. Gross margin decreased mainly due an increase in unabsorbed manufacturing costs and a decrease in average selling prices compared to the nine months ended September 30, 2019.
Sales and marketing expense. Sales and marketing expense decreased by $5.6 million, or 9.5%, to $53.3 million for the nine months ended September 30, 2020 from $58.9 million for the nine months ended September 30, 2019, primarily as a result of decreases in expenses related to trade fairs and exhibits, travel, personnel and marketing. As a percentage of sales, sales and marketing expense increased to 6.2% of sales for the nine months ended September 30, 2020 from 5.8% for the nine months ended September 30, 2019, mainly due to the decrease in sales.
Research and development expense. Research and development expense decreased by $4.4 million, or 4.4%, to $95.1 million for the nine months ended September 30, 2020, compared to $99.5 million for the nine months ended September 30, 2019, primarily as a result of a decrease in expenses related to materials used for research and development projects, consultants, travel and training. As a percentage of sales, research and development expense increased to 11.0% for the nine months ended September 30, 2020 from 9.9% for the nine months ended September 30, 2019, mainly due to the decrease in sales.
General and administrative expense. General and administrative expense increased by $0.1 million, or 0.1%, to $82.6 million for the nine months ended September 30, 2020 from $82.5 million for the nine months ended September 30, 2019, primarily as a result of increases in losses on disposal of fixed assets, insurance, information systems, depreciation, premises, gifts and donations and telecommunication, partially offset by decreases in expenses for bad debt provision, travel, legal, recruitment, consultants, fees and subscriptions and accounting. As a percentage of sales, general and administrative expense increased to 9.6% for the nine months ended September 30, 2020 from 8.2% for the nine months ended September 30, 2019, mainly due to the decrease in sales.
Goodwill impairment, impairment of long-lived assets and other restructuring charges. We performed a goodwill impairment analysis after concluding that decreased order flows experienced by our Genesis custom systems business reporting unit was a result of the macroeconomic conditions largely attributed to COVID-19 was a triggering event. As a result of the analysis, we incurred non-cash goodwill impairment loss of $44.6 million for the nine months ended September 30, 2019. The impairment loss was equal to the carrying value of goodwill prior to its impairment.
We incurred impairment of long-lived assets and other restructuring charges of $1.2 million in total for the nine months ended September 30, 2020, of which $0.4 million related to severance and $0.1 million related to lease termination costs as part of restructuring of our submarine network division. We also incurred $0.7 million of non-cash long-lived impairments related to machinery and equipment.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.89, Russian Ruble 65, Japanese Yen 109 and

Chinese Yuan 6.86, respectively, we would have expected net sales for the nine months ended September 30, 2020 to be $9.2 million higher, gross profit to be $3.8 million higher and total operating expenses would have been $3.9 million higher.
(Gain) loss on foreign exchange. We incurred a foreign exchange gain of $18.1 million for the nine months ended September 30, 2020 as compared to a loss of $7.5 million for the nine months ended September 30, 2019. The gain for the nine months ended September 30, 2020 was primarily attributable to the depreciation of the Russian Ruble and appreciation of the Chinese Yuan, partially offset by the appreciation of the Euro as compared to the U.S. Dollar. The loss for the nine months ended September 30, 2019 was primarily attributable to the appreciation of the Russian Ruble, the depreciation of the Chinese Yuan and the Brazilian Real, partially offset by a gain attributable to the depreciation of the Euro as compared to the U.S. Dollar.
Interest income (expense), net. Interest income (expense), net, decreased to $6.1 million of income for the nine months ended September 30, 2020 as compared to $11.7 million of income for the nine months ended September 30, 2019. The reduction in interest income, net, is due to holding shorter duration investments to increase liquidity as well as a decrease in yields on shorter duration investments that resulted in lower market interest rates as compared to rates last year.
Provision for income taxes. Provision for income taxes was $29.4 million for the nine months ended September 30, 2020 compared to $60.9 million for the nine months ended September 30, 2019, representing an effective tax rate of 21.0% and 24.8% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in expense is primarily related to a decrease in income, a greater share of income earned in lower tax rate jurisdictions, the new regulations for the GILTI provisions of US tax law, which allowed companies to elect out for high taxed foreign income, and the benefit provided by tax credits and discrete items applied to the tax on significantly lower income in 2020. For the nine months ended September 30, 2020 and 2019, the net discrete tax benefits were $6.7 million and $8.4 million, respectively, primarily related to the tax deductions for equity-based compensation that exceeded compensation expense recognized and for provision to return adjustments which, in 2020, were partially offset by a detriment for the tax effect of losses in subsidiaries for which no tax benefit was recognized.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $74.5 million to $110.2 million for the nine months ended September 30, 2020 compared to $184.7 million for the nine months ended September 30, 2019. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 5.5 percentage points to 12.8% for the nine months ended September 30, 2020 from 18.3% for the nine months ended September 30, 2019 due to the factors described above.
Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	September 30,	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$763,920	$680,070
Short-term investments	537,696	502,546
Unused credit lines and overdraft facilities	129,032	105,469
Working capital (excluding cash, cash equivalents, restricted cash and short-term investments)	528,592	522,114
Short-term investments at September 30, 2020, consist of liquid investments including corporate notes, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year. See Note 5, "Fair Value Measurements" in the notes to the condensed consolidated financial statements for further information about our short-term investments.
The COVID-19 pandemic is likely to reduce cash generated from operations as compared to previous levels due to a decrease in net income and because we may choose not to or be able to reduce working capital. Investment in working capital might need to be maintained or increased due to a need to maintain a higher level of inventory to protect against supply chain disruptions and an increase in accounts receivable days if customers delay payments. In addition, cash from operations could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Item 8.01 of the Current Report on Form 8-K filed with the SEC on May 5, 2020 and "Management's Discussion and Analysis - Factors and Trends that Affect our Operations and Financial Results" in this Quarterly Report on Form 10-Q. Although we expect the COVID-19 pandemic to adversely affect our cash flow from operations, we believe that our existing cash, cash equivalents and investment balances, anticipated cash flows from operations and available credit facilities will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. We also expect to continue investments in capital expenditures, to assess acquisition opportunities and to repurchase shares of our stock in accordance with our repurchase program, although the extent and timing of such expenditures may be adjusted in response to the impact of COVID-19 on our operations, cash flow and other factors. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our growth, global or regional recessions, the timing and extent of spending to support development efforts, expansion of the global sales and marketing activities, government regulation including trade sanctions, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products.
The following table details our line-of-credit facilities and long-term notes as of September 30, 2020:

Description	Total Facility/ Note	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$75.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2025	Unsecured
Euro Credit Facility (Germany) (2)	Euro 50.0 million ($58.6 million)	Euribor plus 0.75% or EONIA plus 1.00%	July 2023	Unsecured, guaranteed by parent company and German subsidiary
Other Euro Facility (3)	Euro 2.0 million ($2.3 million)	Euribor plus 0.98% to 2.11%	December 2020	Common pool of assets of Italian subsidiary
Long-term Secured Note (4)	$20.2 million	Fixed at 2.74%	July 2022	Secured by the corporate aircraft
Long-term Unsecured Note (5)	$18.7 million	1.20% above LIBOR, fixed using an interest rate swap at 2.85% per annum	May 2023	Unsecured
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At September 30, 2020, there were no amounts drawn on this line; however, there were $3.1 million of guarantees issued against the line which reduces total availability.
(2) This facility is also available to certain foreign subsidiaries in their respective local currencies. At September 30, 2020, there were no drawings on this facility; however, there were $3.9 million of guarantees issued against the line which reduces total availability.
(3) At September 30, 2020, there were no drawings. This facility renews annually.
(4) At maturity, the outstanding note balance will be $15.4 million.
(5) At maturity, the outstanding note balance will be $15.4 million.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $75.0 million and $58.6 million (or 50.0 million Euro as described above), respectively, and neither of them is syndicated. We plan to seek amendments of our credit agreements and notes to modify LIBOR and Euribor reference rates as these rates are phased out as borrowing rates.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that we maintain a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. Funded debt is decreased by our cash and available marketable securities not classified as long-term investments in the U.S.A. in excess of $50 million up to a maximum of $500 million. We were in compliance with all such financial covenants as of and for the three months ended September 30, 2020.
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

The following table presents cash flow activities:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash provided by operating activities	$200,017	$193,582
Cash used by investing activities	(96,078)	(111,237)
Cash used by financing activities	(25,565)	(27,024)
Operating activities. Net cash provided by operating activities increased by $6.4 million to $200.0 million for the nine months ended September 30, 2020 from $193.6 million for the nine months ended September 30, 2019. In 2020, net sales and net income decreased by 14% and 40%, respectively. As there were decreases in net sales and net income, cash provided by net income after adding back non-cash charges decreased. This decrease has been offset by a decrease in the amount invested in working capital. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The increase in cash provided by operating activities in 2020 primarily resulted from a decrease in cash used by income and other taxes payable, a decrease in cash used by inventory, and an increase in cash provided by accounts payable; partially offset by a decrease in cash provided by net income after adding back non-cash charges.
Investing activities. Net cash used in investing activities was $96.1 million for the nine months ended September 30, 2020 as compared to cash used in investing activities of $111.2 million in 2019. The cash used in investing activities in 2020 related to $61.9 million of capital expenditures and $34.9 million of net purchases of short-term investments. The cash used in investing activities in 2019 related to $107.5 million of capital expenditures and $15.1 million for acquisition of business, partially offset by $10.8 million of net proceeds from short-term investments.
We expect to incur between $80 million and $100 million in 2020 in capital expenditures, excluding acquisitions. Capital expenditures include investments in facilities and equipment to add capacity in selected countries, add redundancy in specialized manufacturing and support our research and development efforts. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash used in financing activities was $25.6 million for the nine months ended September 30, 2020 as compared to net cash used of $27.0 million in 2019. The cash used in financing activities in 2020 was related to the purchase of treasury stock of $37.9 million, $2.8 million of principal payments on our long-term borrowings and $1.7 million of payment of a purchase price holdback from a business combination, partially offset by proceeds of $16.8 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units. The cash used in financing activities in 2019 was related to the purchase of treasury stock of $25.9 million and $2.7 million of principal payments on our long-term borrowings, partially offset by proceeds of $1.6 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. The gain on foreign exchange transactions totaled $11.3 million for the three months ended September 30, 2020 compared to a loss of $0.8 million for the three months ended September 30, 2019. As our Russian subsidiary has net U.S. dollar denominated assets, the depreciation of the Russian Ruble contributed to most of the foreign exchange gain this quarter. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. At September 30, 2020, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The U.S. Dollar denominated assets are comprised of cash, third party receivables and inter-company receivables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of September 30, 2020 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $8.3 million if the U.S. Dollar appreciated and a $8.3 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Russian Ruble as of September 30, 2020 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $2.5 million if the U.S. Dollar appreciated and a $2.5 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Chinese Yuan as of September 30, 2020 applied to the net U.S. Dollar liabilities balances, would result in a foreign exchange loss of $7.1 million if the U.S. Dollar appreciated and a $7.1 million foreign exchange gain if the U.S. Dollar depreciated. It is possible that the COVID-19 Pandemic may create additional volatility in exchange rates going forward.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of September 30, 2020. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table reflects issuer purchases of equity securities for the three months ended September 30, 2020:

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 — July 31, 2020	900	(2), (3)	$158.90	900	$255,894
August 1, 2020 — August 31, 2020	43,310	(1), (2), (3)	156.56	42,012	249,342
September 1, 2020 — September 30, 2020	18,560	(2), (3)	159.29	18,560	246,386
Total	62,770		$157.40	61,472	$246,386

(1) In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended September 30, 2020 a total of 1,298 shares were withheld at an average price of $176.20.
(2) On February 12, 2019, we announced that our Board of Directors authorized the purchase of up to $125 million of IPG common stock following the completion of our $125 million repurchase program authorized in July 2018. Under the February 2019 program, we are authorized to repurchase shares of common stock in an amount not to exceed the lesser of (a) the number of shares issued to employees and directors under the Company's various employee and director equity compensation and employee stock purchase plans from January 1, 2019 through December 31, 2020 and (b) $125 million, exclusive of any fees, commissions or other expenses. We repurchased 61,472 shares in the third quarter of 2020 under the February 2019 authorization.
(3) On May 5, 2020, we announced that our Board of Directors authorized the purchase of up to $200 million of IPG common stock. This new authorization is additive to the Company's existing stock repurchase of $125 million repurchase program authorized in February 2019. Under the May 2020 program, we are authorized to repurchase shares of common stock up to $200 million, exclusive of any fees, commissions or other expenses. There were no shares purchased in the third quarter of 2020 under the May 2020 authorization.
Share repurchases under both purchase authorizations may be made periodically in open-market transactions using the Company's working capital, and are subject to market conditions, legal requirements and other factors. The share purchase program authorizations do not obligate us to repurchase any dollar amount or number of our shares, and repurchases may be commenced or suspended from time to time without prior notice.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description

3.2	Amended and Restated Bylaws of IPG Photonics Corporation (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on August 24, 2020)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION

Date: November 3, 2020	By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2020	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)