Form 10-K
period 2020-12-31
IPG PHOTONICS CORP
filed 2021-02-22
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $5.7 billion, calculated based upon the closing price as reported by the Nasdaq Global Select Market on June 30, 2020. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
As of February 19, 2021, 53,533,592 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant's fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Our portfolio of laser solutions are used in materials processing, communications, medical and advanced applications. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally, primarily through our direct sales force. Our major manufacturing facilities are located in the United States, Germany, Russia and Belarus. We have sales service offices and applications laboratories worldwide.
We are vertically integrated. We design and manufacture most of the key components used in our finished products, from semiconductor diodes to optical fiber preforms, finished fiber lasers and amplifiers. We manufacture complementary products used with our lasers including optical delivery cables, fiber couplers, beam switches, optical processing heads, in-line sensors and chillers. We offer laser-based and non-laser based systems for certain markets and applications. Our vertically integrated operations allow us to reduce manufacturing costs, control quality, rapidly develop and integrate advanced products and protect our proprietary technology.
We are listed on the Nasdaq Global Select Market (ticker: IPGP). We began operations in 1990, and we were incorporated in Delaware in 1998. Our principal executive offices are located at 50 Old Webster Road, Oxford, Massachusetts 01540, and our telephone number is (508) 373-1100.
Industry Overview
Laser technology has revolutionized a broad range of applications and products in manufacturing, automotive, aerospace, medical, research, consumer electronics, semiconductors and communications. A laser converts electrical energy to optical energy that can be focused and shaped, creating a powerful, concentrated beam that causes materials to melt, vaporize or change their character. In a laser, an energy source excites or pumps a gain medium, which converts the energy from the source into an emission consisting of particles of light, called photons, at particular wavelengths. Lasers provide flexible, non-contact and high-speed ways to process and treat various materials and enable automated production, miniaturization and increasing product complexity.
Lasers are utilized in materials processing applications requiring very high power densities, such as cutting, welding, marking, engraving, additive manufacturing, ablation and cleaning, printing, drilling and cladding. Historically, machine tools such as grinding machines, mechanical saws, milling machines, lathes, presses, water jet cutters, plasma cutters and welding machines have been used to cut, combine, form or otherwise process metal in the production of finished goods such as automobiles, consumer appliances, electronics and heavy machinery. Laser-based systems are increasingly gaining share within the materials processing market because of the greater precision, processing speeds and flexibility enabled by this technology. Beyond materials processing, lasers are well-suited for imaging and inspection applications and the ability to confine laser light to narrow wavelengths makes them particularly effective in medical, non-destructive inspection and sensing applications.
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
Although low power fiber lasers were introduced four decades ago, their increased adoption in the last twenty years has been driven primarily by our improvements in their output power levels and cost, as well as their superior performance, lower cost of ownership and greater reliability compared with other laser and non-laser technologies. We successfully increased output power levels, efficiency and reliability by improving optical components such as diodes and active fibers that increased their power capacities and improved their performance. Fiber lasers now offer output powers that exceed those of other laser technologies in many categories. Our substantial advancements in diode technology, packaging design and other optical components together with increased production volumes over the last two decades reduced the cost and increased the reliability of our products. As a result, the average cost per watt of output power has decreased dramatically and our fiber lasers effectively compete in many applications that used other laser technologies and non-laser solutions historically. We believe that fiber lasers provide a combination of benefits that include: superior performance; enhanced end user productivity; lower cost of ownership; greater ease of use; a more compact footprint; and greater choice of wavelengths and more precise beam control. There remain applications and processes where other laser and non-laser technologies may provide superior performance with respect to particular features or applications notwithstanding the benefits offered by fiber lasers.
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
Manufacturing Scale. We have invested extensively in our production capabilities allowing us to efficiently manufacture and deliver large volumes of fiber lasers in short delivery cycles which provide us with a competitive advantage.
Breadth and Depth of Expertise.   Our extensive know-how in materials sciences and experience in optical, electrical, mechanical and semiconductor engineering enable us to develop and manufacture proprietary components, products, accessories and systems and assist customers in improving their manufacturing using our fiber lasers.
Broad Product Portfolio and Ability to Meet Customer Requirements.  Our broad range of standard and custom fiber lasers operating at various wavelengths and pulse durations allow us to meet varied customer requirements. Further, our vertically integrated manufacturing and broad technology expertise allow us to design, prototype and commence high-volume production of our products rapidly.
Diverse Customer Base, End Markets and Applications.    Our diverse customer base, end markets and applications provide us with many growth opportunities. In 2020, we shipped products to thousands of customers worldwide. Our principal end markets and representative applications within those markets include:

Materials Processing Markets

End Market	Applications	Principal Products
General manufacturing	Flat sheet, tube and 3D cutting	Continuous Wave ("CW") lasers (1-20 kW)
	Welding, brazing and hardening	CW lasers (1-100 kW)
	Marking, engraving and printing	Nanosecond ("NS") pulsed lasers (10-100 W)
	3D printing	CW lasers (200-1,000 W)
	Ablation and cleaning	NS pulsed lasers (100-2000 W)
Automotive	Cutting of high-strength steel and aluminum	CW lasers (1-20 kW)
	Welding tailored blanks, frames and auto parts	CW lasers (1-50 kW)
	Seam welding and brazing	CW lasers and IPG systems
	Electric vehicle battery processing	CW lasers and NS pulsed lasers
Consumer goods	Micro welding, cutting and marking	Quasi-CW ("QCW") lasers and NS pulsed lasers
	Marking of plastic and non-metal material	Ultraviolet pulsed lasers
Medical devices	Stent, pacemaker and device manufacturing	CW lasers and NS pulsed lasers
Energy and Renewable Energy	Hardening and welding of pipes	CW lasers (4-50 kW)
	Cladding of turbine blades and drill bits	CW lasers (1-20 kW) and IPG systems
	Solar cell processing	Green pulsed lasers
Aerospace, rail and	Welding titanium, welding/cutting thick plates	CW lasers (1-50 kW) and IPG systems
shipbuilding	Percussion drilling of parts	QCW lasers
	Non-destructive inspection	Genesis systems
Micro electronics	Wafer inspection and annealing	CW lasers and NS pulsed lasers
	Processing of glass, ceramics, sapphire, silicon	Picosecond ("PS") pulsed lasers
Other Markets

End Market	Applications	Principal Products
Aerospace and defense	Directed energy	Single-Mode CW lasers, amplifiers and diodes
Entertainment	Laser cinema projection	RGB luminaire laser system
Scientific	Sensing, spectroscopy and research	Mid-infrared and other lasers
Medical procedures	General surgery, urology and soft tissue	Thulium lasers
	Skin, wrinkle/hair removal, dental	Erbium and diode lasers
Communications	Datacom and telecom network infrastructure	Optical transceivers
	Terrestrial and satellite broadband	Optical amplifiers and raman lasers

Products
We design and manufacture a broad range of high-performance fiber lasers and amplifiers. We also make packaged diodes, direct diode lasers, laser and non-laser systems and communications components and systems. Many of our products are designed to be used as general-purpose energy or light sources, making them useful in diverse applications and markets.
Our laser products are based on a common proprietary technology platform using many of the same core components, such as semiconductor diodes and specialty fibers, which we configure to our customers' specifications. Our engineers and scientists work closely with OEMs, system integrators and end users to develop and customize our products for their needs. Because of our flexible and modular product architecture, we offer products in different configurations according to the desired application, including modules, rack-mounted units and tabletop units. Our engineers and other technical experts work directly with the customer in our application and development centers to develop and configure the optimal solution for each customer's requirements. We also manufacture certain complementary products that are used with our lasers, such as optical delivery cables, fiber couplers, beam switches, optical processing heads and chillers.

Lasers
Our laser products include medium (1 to 999 watts) and high (1,000 watts and above) output power lasers from 0.3 to 4.5 microns in wavelength. These lasers may be CW, QCW or pulsed. Our pulsed line includes NS, PS and femtosecond lasers. We offer lasers with different gain mediums and wavelengths. The gain mediums are ytterbium, erbium and thulium, as well as Raman and hybrid fiber-solid state lasers using our crystal technology. We produce hybrid fiber-solid state lasers at green and ultraviolet wavelengths for a range of micro processing applications and in the mid-IR spectrum for sensing, imaging and spectroscopy applications. We also sell fiber pigtailed packaged diodes and fiber coupled direct diode laser systems that use semiconductor diodes rather than optical fibers as their gain medium. In addition, we offer high-energy pulsed lasers, multi-wavelength lasers, tunable lasers, single-polarization and single-frequency lasers, as well as other versions of our products.
We believe that we produce the highest power solid-state lasers in the industry. Our ytterbium fiber lasers reach power levels of up to 120,000 watts. We also make single-mode and low-mode output ytterbium fiber lasers with power levels of up to 20,000 watts and single-mode, erbium and thulium fiber lasers with power levels of up to 1,000 watts.
For 2020 fiscal year, high power continuous wave ("CW") lasers accounted for 54% of revenue and were 56% and 62% of revenue, in 2019 and 2018, respectively. Pulsed lasers accounted for 13%, 11%, and 11% of revenue in 2020, 2019 and 2018, respectively.
Accessories
We manufacture and sell accessories that include high power optical fiber delivery cables, fiber couplers, beam switches, chillers and scanners for our fiber lasers. We are expanding our line of cutting and welding optical processing heads for use with our fiber lasers and sell devices for in-line coherent monitoring for welding.
Systems
Besides selling laser sources, we also offer integrated laser systems for particular geographic markets or custom-developed for a customer's manufacturing requirements. We offer 2D compact flat sheet cutter systems and multi-axis systems for fine welding, cutting and drilling. We produce high precision laser systems for the medical device industry. We also offer a welding seam stepper and picker, which is an automated fiber laser welding tool providing customers increased processing speeds, better quality and the elimination of certain clamping tools. In 2018, we acquired Genesis Systems Group LLC (United States), a leader in the integration of laser and non-laser robotic welding and automation solutions, and Robot Concept GmbH (Germany), an integrator of laser-based systems. IPG also develops and sells specialized fiber laser systems for unique material processing applications as requested by customers desiring a complete laser-based solution, including orbital welding, pipe welding and remote welding. The platforms include robotic and multi-axis workstations for welding, cutting and cladding, flatbed cutting systems, and diode markers. For the 2020, 2019 and 2018 fiscal years, laser and non-laser systems accounted for 8%, 11%, and 4%, respectively, of revenues.
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
Our Markets
We broadly classify our principal end markets as material processing, advanced applications, communications and medical procedures. The following table shows the allocation of our net sales (in thousands) among our principal markets:

	Year Ended December 31,
	2020		2019		2018
		% of Total		% of Total		% of Total
Materials processing	$1,082,478	90.2%	$1,229,211	93.5%	$1,374,448	94.1%
Advanced applications	63,859	5.3%	40,779	3.1%	43,469	3.0%
Communications	23,144	1.9%	30,111	2.3%	34,397	2.4%
Medical procedures	31,243	2.6%	14,480	1.1%	7,560	0.5%
Total	$1,200,724	100.0%	$1,314,581	100.0%	$1,459,874	100.0%
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
Laser welding offers several important advantages compared to conventional welding technology as it is non-contact, precise, easy to automate, provides high process speed and results in narrow-seamed, high-quality welds that generally require little or no post-processing machining. The high beam quality of our fiber lasers coupled with high CW power offer deep penetration welding as well as shallow conduction mode welding. Lasers allow for precise welding required in battery manufacturing or the small components used in consumer electronics. In addition, fiber lasers enable remote welding "on the fly," a flexible method of three-dimensional welding in which the laser beam is positioned by a robot-guided scanner. Remote welding stations equipped with fiber lasers are used for welding door panels, seat backs, spot and lap welds over the entire auto body frame ("body-in-white") and tailor welded blanks for automotive applications. Our products are used also for laser brazing of visible joints in automobiles such as tailgates, roof joints and columns. Brazing is a method of joining sheet metal by using a melted filler material similar to soldering but requiring higher temperatures.
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
Marking and Engraving.    With the increasing need for source traceability, component identification and product tracking as a means of reducing product liability and preventing falsification, as well as the demand for modern robotic production systems, manufacturers increasingly demand laser marking systems capable of applying serialized alphanumeric, graphic or bar code identifications directly onto their manufactured components. Laser engraving is similar to marking but forms deeper grooves in the material. In contrast to conventional acid etching and ink-based technologies, lasers can mark a wide variety of metal and non-metal materials, such as ceramic, glass and plastic surfaces, at high speeds and without contact by changing the surface structure of the material or by engraving. Laser marking systems can be easily integrated into a customer's production process and do not subject the item being marked to mechanical stress. In addition, we make high powered lasers for ablation and cleaning applications.
Micro-materials processing. In the semiconductor industry, lasers typically are used as the light source in microlithography and for annealing, dicing, drilling, lift-off and marking of wafers. In the electronics industry, lasers typically are used to cut, join, mark, scribe or otherwise process a variety of materials that include ceramics, metals, plastics, silicon, and sapphire among others. Consumer electronic devices such as mobile phones, computers and handheld computers contain many parts that are laser-cut, marked or welded. In the photovoltaic or solar panel industry, pulsed lasers are used to remove materials and to scribe, or cut, solar cells. The high beam quality, increased peak output powers, flexible fiber delivery and competitive price of fiber lasers have accelerated the adoption of fiber lasers in these low power applications.
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
Advanced Applications
Our fiber lasers and amplifiers are utilized by commercial firms and by academic and government institutions worldwide for advanced and scientific applications. These markets may sell specialty products developed by us or our commercial products. Representative applications include directed energy, spectroscopy, optical trapping, remote sensing, LIDAR and materials characterization. Our visible lasers can be used in cinema projection, amusement parks, planetariums and light shows.
Communications
We design and manufacture optical amplifiers and optical transceiver and transponder modules for communications applications. IPG's fiber amplifiers are deployed in some of the world's largest broadband networks, supporting high speed data, voice, video on demand and high definition television applications. We provide a broad range of high power products for these applications including erbium doped fiber amplifiers and Raman lasers. We also produce optical transceiver and transponder modules based upon proprietary tunable lasers, photonic integrated circuits and mixed signal coherent DSP-ASIC designs, intended to simplify optical networks and reduce customer capital costs. These configurable modules are designed to operate at 10G and 100G coherent transmission rates, with higher speed modules under development. These products are deployed in data center operations and optical network systems.
Medical Procedures
We sell our commercial fiber and diode laser modules, subassemblies and complete systems to OEMs that incorporate our products into their medical products. Our ultrafast, CW and QCW ytterbium, erbium, thulium fiber lasers and hybrid lasers with power from 1 to 200 watts and diode laser systems can be used in various medical and biomedical applications. We have also developed and are now selling medical laser systems and fibers for surgical applications, including benign prostatic hyperplasia and lithotripsy, as an OEM and, in certain territories, as an IPG-branded product. Aesthetic applications addressed by IPG lasers include skin rejuvenation, hair removal, and treatment of pigmented and vascular lesions.

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
Specialty Components and Combining Techniques
We developed a wide range of advanced optical components that are capable of handling high optical power levels and contribute to the superior performance, efficiency and reliability of our products. In addition to fibers and diodes, our optical component portfolio includes fiber gratings, couplers, isolators, combiners, and crystals. We also developed special methods and expertise in splicing fibers together with low optical energy loss and on-line loss testing. We believe that our internal development and manufacturing of key optical components allows us to lower our manufacturing costs and improve product performance and reliability.
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
High-Stress Testing
We employ high-stress techniques in testing components and final products that help increase reliability and accelerate product development. For example, we test all of our diodes with high current and temperatures to identify and eliminate potentially unreliable diodes. We also have built a large database of diode test results that allows us to predict the estimated lifetime of our diodes. This testing allows us to eliminate defective diodes prior to further assembly and thus increase reliability.
Research and Development
We perform research and development to develop new products or components, improve existing products or components, develop new applications for our products and improve our manufacturing processes.
We research, develop and manufacture most of the key components of our lasers. In addition to our cladding-pumped specialty fiber platform, we have core competencies in high power multi-mode and single-mode semiconductor laser diodes, diode packaging, specialty active and passive optical fibers, high-performance optical components, crystal growth and processing, fiber gain blocks and fiber modules, thin film optical coatings, as well as splicing and combining techniques and high-stress test methods. The strategy of developing our proprietary components has allowed us to leverage our optical experience and large volume requirements to lower the cost of our products.
Our research and development supports expanding and improving our product line by increasing power levels, improving beam quality and electrical efficiency, decreasing the size of our products and lowering the cost per watt. We are engaged in research projects to expand the spectral range of products that we offer. We are investing our research and development funds on laser systems, products for medical applications, and telecommunications products and components.
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
We incurred research and development costs of approximately $126.9 million, $130.0 million and $122.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. We expect to continue our commitment to research and development and to introduce new products, systems and complementary products. See Item 7, "Management's Discussion and Analysis of Financial Condition of Results of Operations."
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

As of December 31, 2020, we have over 500 patents issued and over 475 pending patent applications worldwide. Intellectual property rights, including those that we own, those that we license and those of others, involve significant risks. See Item 1A, "Risk Factors — In the past, we were subject to litigation alleging that we infringed third-party intellectual property rights. Intellectual property claims could result in costly litigation and harm our business" and "Risk Factors — Our inability to protect our intellectual property and proprietary technologies could result in the unauthorized use of our technologies by third parties, hurt our competitive position and adversely affect our operating results."
Manufacturing
Vertical integration is one of our core business strategies through which we control our proprietary processes and technologies as well as the supply of key components and assemblies. Our vertically integrated manufacturing operations include the manufacturing or assembly of optical preforms, specialty fiber, semiconductor wafers, laser diodes and packaged laser diodes, specialty optical components, fiber blocks, fiber laser modules, power supplies, circuit boards, electronics and control systems and software, crystals, chillers, housings and cabinets and final assembly of finished product. In addition, we make some of the automated production systems, tools and fixtures and testing systems that we use in our own manufacturing processes. Over the last several years, we added additional production capabilities, including multi-wafer growth reactors, diode test stations, fiber preform and fiber drawing equipment and low, mid and high power laser production and testing, in order to increase our capacity as well as reduce the risks associated with our production processes.
We operate our own semiconductor foundry for the production of the multi-mode single-emitter diodes. We also process, package and extensively test all of our diodes. We developed proprietary components and accessories, manufacturing tools, equipment and techniques over many years in an effort to address the major issues that had been inhibiting the development of fiber laser technology and to provide products that differentiate us from our competitors. In addition, we have acquired the technology to produce additional components, such as volume Bragg gratings and crystals. Using our technology platform, we configure standard laser and amplifier products based upon each customer's specifications. We have developed proprietary testing methodologies that allow us to develop higher power components and products in short periods of time, enable us to introduce products to the market more quickly, capitalize on new opportunities and provide superior service to our customers. In our materials processing systems business, we manufacture standard configuration systems and also systems customized for specific customer requirements. We purchase common and specialized mechanical, electrical and optical parts and raw materials from vendors.
Sales, Marketing and Support
We market our products internationally primarily through our direct sales force. Our direct sales force sells to end users, OEMs and systems integrators. Once our fiber laser products are designed into an OEM system, the OEM's sales force markets its systems, allowing us to leverage our sales capability through the OEM sales channels and because the OEM's typically having several sales persons in locations other than where our sales offices are located. We have sales offices in the countries in which we have major manufacturing: United States, Germany and Russia. We have sales and service offices and application development centers in the Americas, Europe and Asia. To a lesser extent, we market through agreements with independent sales representatives and distributors. We typically provide one to five-year parts and service warranties on lasers and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas.
Customers
We sell our products globally to OEMs, system integrators and end users in a wide range of diverse markets who have the in-house engineering capability to integrate our products into their own systems. We also sell complete laser and non-laser solutions to end users for their production needs. We have thousands of customers worldwide. One of our customers, Han's Laser, headquartered in China, accounted for 8%, 9% and 12% of our net sales in 2020, 2019 and 2018, respectively. No other customer accounted for 10% or more of our net sales in 2020, 2019 or 2018.
Competition
Our markets are highly competitive and characterized by rapidly changing technology, continuously evolving customer requirements and reduced average selling prices over time. In the materials processing market, we compete with makers of fiber lasers and other lasers, such as Coherent, Inc., Laserline GmbH, Lumentum Holdings Inc., Maxphotonics Co., Ltd., nLight, Inc., Trumpf GmbH + Co. KG and Wuhan Raycus Fiber Laser Technologies Co. Ltd., as well as other smaller competitors. Our current or potential customers may develop and produce products for their own use which are competitive to our products. Such vertical integration could reduce the market opportunity for our products. Many of our fiber laser competitors are increasing the output powers of their fiber lasers to compete with our products.
We also compete with end users that produce their own laser technology as well as with manufacturers of non-laser methods and tools, such as traditional non-laser welding, cutting dies, mechanical cutters and plasma cutters in the materials processing market. Some of our competitors are larger than we are and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do.
Backlog
At December 31, 2020, our backlog of orders (generally scheduled for shipment within one year) was approximately $673.7 million compared to $693.4 million at December 31, 2019. At December 31, 2020, our backlog included $376.0 million of orders with firm shipment dates and $297.6 million of frame agreements that we expect to ship within one year, compared to $285.1 million of orders with firm shipment dates and $408.3 million of frame agreements at December 31, 2019. Frame agreements are non-binding indications of customer pricing and volume levels but are not firm customer purchase obligations. Orders used to compute backlog are generally cancellable without substantial penalties or any penalties. We anticipate shipping a substantial majority of the present backlog during fiscal year 2021. However, our backlog at any given date is not necessarily indicative of actual sales for any future period.
Employees and Human Capital Management
Our employees are our most valuable assets. They contribute to IPG’s success and, in particular, the skilled and experienced employees within our manufacturing, sales, service, research and development and quality assurance departments are instrumental in driving operational execution and strong financial performance, advancing innovation and maintaining a strong quality and compliance program.
As of December 31, 2020, we had approximately 6,060 full-time employees, including 660 in research and development, 4,550 in manufacturing and service operations, 350 in sales and marketing, and 500 in general and administrative functions. As a global company, our employees are distributed throughout our more than thirty locations in twenty-four countries. Of our total full-time employees at our principal facilities, approximately 2,150 were in the United States, 1,200 were in Germany, 1,740 were in Russia, 210 were in Belarus and 230 were in China. We have never experienced a work stoppage, and none of our employees at our principal manufacturing facilities are subject to a collective bargaining agreement.
The success and growth of IPG’s business is dependent in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization. For our research, engineering and production management positions, we require employees with university and graduate-level degrees in physics, optics, electrical, mechanical and software engineering. Globally, the demand for employees with such levels of education is high and competitive.
To succeed in these conditions, IPG implements key recruitment and retention strategies, objectives and effectiveness measures as part of the overall management of our business. These core strategies are advanced through the following programs, policies and initiatives:
Competitive Pay and Benefits. IPG’s compensation programs are designed to align the compensation of our employees, who operate in a highly competitive and technologically challenging environment, with IPG’s business performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior performance. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:
•We provide employee wages that are competitive and consistent with employee’s positions, skill levels, experience, knowledge and geographic location.
•All employees participate in our annual cash bonus program, allowing them to share in the profitability and business performance of IPG. We also generally provide equity grants and an employee stock purchase plan to salaried employees consistent with geographic compensation practices and subject to regulatory compliance. These programs each further align our employees’ financial interests with the performance of the business and the interests of our stockholders.
•We generally provide annual increases and incentive compensation based on merit.
•We purchase compensation data from a compensation and benefits consulting firm to allow us to ensure we provide competitive compensation in each of the geographic locations in which we operate.
•We align our executives’ annual and long-term equity compensation with our stockholders’ interests by linking realizable pay with stock performance and operating metrics.
•We provide comprehensive benefit options designed to retain our employees and support their families in living healthier and more secure lives.
Employee recruitment, retention and development. IPG works diligently to attract the best talent from a broad array of sources to meet the current and future demands of our business. We have established relationships with trade schools, world-

class universities, professional associations and industry groups to proactively attract talented and capable new hires. We also utilize social media, local job fairs and educational organizations to find diverse, motivated and responsible employees. IPG has made strides to increase diversity in management positions, building internal resources for potential future leadership openings. IPG has a strong employee value proposition that leverages our technology leadership, unique culture, collaborative working environment, shared sense of purpose, and desire to do the right thing to attract talent to our company. In 2020, we hired approximately 719 new employees.
We monitor employee turnover rates as our success depends upon retaining and investing in our highly trained manufacturing and technical staff. IPG strives to decrease voluntary turnover rates and thereby increase employee tenure by ensuring a combination of competitive compensation, individual developmental opportunities and personal career enrichment and growth. Our retention at the technical, professional and levels is high. In 2020, amidst global uncertainty and turmoil resulting from the COVID-19 pandemic, we introduced a number of special initiatives to minimize the impact upon our employees to safeguard the health and safety of them and their communities. These initiatives included compensation programs designed to provide a source of income to employees who needed to be absent from work as a result of the pandemic and enhanced “appreciation pay” to recognize the significant contributions of hourly employees who continued to work on-site. Throughout the crisis, we believe our employees took immense pride in the shared purpose of making products that supported the world’s critical supply chains within a wide range of essential businesses and services including medical devices, transportation, communications, packaging and agriculture.
Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers as of February 20, 2021:

Name	Age	Position with the Company
Valentin P. Gapontsev, Ph.D.	81	Chief Executive Officer and Chairman of the Board
Eugene A. Scherbakov, Ph.D.	73	Chief Operating Officer, Managing Director of IPG Laser GmbH, Senior Vice President, Europe, and Director
Timothy P.V. Mammen	51	Chief Financial Officer and Senior Vice President
Angelo P. Lopresti	57	General Counsel, Secretary and Senior Vice President
Alexander Ovtchinnikov, Ph.D.	60	Senior Vice President, Components
Trevor D. Ness	48	Senior Vice President, World Wide Sales and Marketing
Igor Samartsev	56	Chief Technology Officer
Felix Stukalin	59	Senior Vice President, North America Operations
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

Angelo P. Lopresti has served as our General Counsel, Secretary and Vice President since February 2001. He was promoted to Senior Vice President in February 2013. Prior to joining us, Mr. Lopresti was a partner at the law firm of Winston & Strawn LLP from 1999 to 2001. He was a partner at the law firm of Hertzog, Calamari & Gleason from 1998 to 1999 and an associate there from 1991 to 1998. He served on the board of Coastway Bancorp, Inc. from 2016 to 2018, prior to its acquisition by HarborOne Bancorp, Inc. Mr. Lopresti holds a B.A. in Economics from Trinity College and a J.D. from the New York University School of Law.
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
Our business activities are subject to various export controls and trade and economic sanctions laws and regulations, including, without limitation, the U.S. Commerce Department’s Export Administration Regulations, the U.S. Treasury Department’s Office of Foreign Assets Control’s trade and economic sanctions programs, the U.S. Department of State’s Nonproliferation Sanctions and International Traffic in Arms Regulations, as well as those of the European Community and Germany, which we collectively refer to as Trade Controls. We further discuss the impact of such Trade Controls under "Risk Factors" in Item 1A "—We must comply with and could be impacted by various export controls and trade and economic sanctions laws and regulations that are fluid and may change due to diplomatic and political considerations outside of our control."

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
For further discussion of risks relating to the regulations to which we are subject, see Item 1A. Risk Factors.
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

Risks Relating to the COVID-19 Pandemic
The COVID-19 pandemic, including private and public sector responses, could materially adversely affect our business, financial condition, results of operations and/or cash flows.
As a result of the ongoing COVID-19 pandemic, governmental authorities where we produce and sell our products implemented and are continuing to implement numerous and evolving measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and guidance and business shutdowns. We have significant manufacturing operations in the U.S., Europe and Russia, and a material portion of our sales are in China, the U.S. and Europe. Each of these countries and regions has been affected by the pandemic and has taken measures to try to contain it. While our main production facilities currently remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, vendors and suppliers. There is considerable uncertainty regarding such measures and potential future measures. In addition to reduced productivity, the constraints and limits implemented in our operations in response to COVID-19 may slow or diminish our research and development activities and qualification activities with our customers. Restrictive governmental measures had specific expiration dates and some of those measures have been extended in response to increases in infection rates. As a result, there is considerable uncertainty regarding the duration of such measures and potential future measures. Restrictions on our manufacturing, support operations or workforce, or similar limitations for our vendors and suppliers could limit our ability to meet customer demand, testing, installation and acceptance of our equipment or delays for orders, deliveries and payments, and could have a material adverse effect on our financial condition, cash flows and results of operations. In addition, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, could limit our ability to manufacture, deliver or install products and generate sales, or could result in higher costs and could have a material adverse effect on our financial condition, cash flows and results of operations.
In response to these developments, we and our suppliers and customers modified business practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures, and cancelling attendance at events and conferences. We experienced and may experience increased absenteeism and reduced levels of productivity and efficiency, even with the rollout of vaccination programs. The COVID-19 pandemic has also disrupted our internal operations, including by exposing us to cyber and other data security risks associated with the increased number of our employees working remotely, as well as increased dependence on internet and telecommunications access and capabilities. There is no certainty that measures implemented by governmental authorities or by us in our operations will be sufficient to mitigate the risks posed by the COVID-19 virus, including risk of infection of our senior management, scientific staff or a significant number of employees or the ability of the healthcare system to treat them, and our ability to perform critical functions or respond to the needs of our customers could be impeded. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.
The impact of COVID-19, including changes in customer demand, pandemic fears and market downturns, and restrictions on business and individual activities has created significant economic and demand uncertainty. We have experienced and expect to continue to experience unpredictable volatility in demand in several of our end-markets. In addition to the economic slowdown caused by the COVID-19 pandemic, we anticipate that it could cause regional recessions and/or a global recession. The COVID-19 pandemic also may exacerbate other risks disclosed herein, including but not limited to downturns in our markets, uncertainty and adverse changes in general economic conditions, highly competitive markets and declining average selling prices, price decreases, and international operations and customers.
The degree to which COVID-19 impacts our financial condition, cash flows and results of operations depends upon future developments, which are highly uncertain and cannot be predicted, including but not limited to the duration, location and spread of the outbreak, its severity, governmental and business measures to contain the virus and address its impact, and how quickly and to what extent normal economic and operating conditions can resume. We cannot at this time predict the many potential impacts of the COVID-19 pandemic, but it could have a material adverse effect on our business, prospects, financial condition, cash flows and results of operations. Furthermore, the COVID-19 pandemic makes it more difficult for us to forecast demand and provide guidance for 2021.
Accordingly, while IPG provided and may provide quarterly guidance during the COVID-19 pandemic, any such guidance we provide is subject to greater risks and uncertainty than in the past and actual results may be more likely to ultimately vary a greater degree from actual results than guidance we provided in the past. In light of the foregoing, investors are urged to put the guidance we provide and may provide in context and not to place undue reliance on it.
Risks Relating to the Macroeconomic Environment
Uncertainty and adverse changes in the general economic conditions of markets in which we participate negatively affect our business.
Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the materials processing, telecommunications, advanced and medical markets and applications in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the markets and applications we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. A significant portion of our sales are to customers in China, which accounted for 42%, 37% and 43% in 2020, 2019 and 2018, respectively. Slowing economic growth or recession, tariff-trade wars or other adverse economic developments or uncertainty in any of our key markets, including in China, may result in a decrease in our sales. Adverse changes have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products. An economic downturn could have a material adverse effect on our business, financial condition and results of operations.
Downturns in the markets we serve, particularly materials processing, could have a material adverse effect on our sales and profitability.
Our business depends substantially upon capital expenditures by manufacturers in the materials processing market, which includes general manufacturing, automotive, aerospace, other transportation, heavy industry, electronics and photovoltaic industries. Approximately 90% of our revenues in 2020 were from customers in the materials processing market. Although applications in this market are broad, sales for these applications are cyclical and have historically experienced sudden and severe downturns and periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. For example, our sales decreased by 25% in the materials processing market in 2009 as a result of the global economic recession, our material processing sales declined 10% in the second half of 2018 and 11% in the 2019 fiscal year, in part due to decreased capital equipment demand stemming from adverse changes to U.S.-China relations, including rounds of tariff increases and retaliations and 12% in the 2020 fiscal year, in part due to decreased capital equipment demand attributed to the COVID-19 pandemic. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in these industries or markets, which, in turn, depend upon the demand, as well as forecasted demand, for their products or services. A softening of demand for our customers' products and services, whether caused by a weakening of the U.S. or global economies or other factors, may result in decreased revenue or growth for our customers and may lead to decreased demand for our products, which would reduce our sales and margins. We may not be able to respond by decreasing our expenses quickly enough or sufficiently, due in part, to our fixed overhead structure related to our vertically integrated operations and our commitments to continuing investment in research and development and infrastructure for long term growth.
Risks Relating to Industry Dynamics and Competition
The markets for our products are highly competitive and increased competition could result in reduced sales, reduced gross margins or the loss of market share.
The industries in which we operate are characterized by significant price and technological competition. We compete with makers of fiber lasers, solid-state lasers, direct diode lasers, high power CO2, YAG and disc lasers. These include public and private companies such as Coherent, Inc., Laserline GmbH, Lumentum Holdings Inc., Maxphotonics Co., Ltd., nLight, Inc., Trumpf GmbH + Co. KG, and Wuhan Raycus Fiber Laser Technologies Co. Ltd., as well as other smaller competitors. Several of these are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do. Many of our fiber laser competitors are increasing the output powers, improving the quality of their fiber lasers and decreasing prices to compete with our products. Our current or potential customers may determine to develop and produce products for their own use which are competitive to our products. Such vertical integration could reduce the market opportunity for our products. We also compete in the materials processing, advanced and medical applications markets with end users that produce their own solid-state and gas lasers as well as with manufacturers of non-laser methods and tools, such as traditional non-laser welding, cutting dies mechanical cutters and plasma cutters in the materials processing market and scalpels in the medical market.
We may not be able to successfully differentiate our current and proposed products from our competitors' products and current or prospective customers may not consider our products to be superior to competitors' products. To maintain our competitive position, we believe that we will be required to continue a high level of investment in research and development, application development, manufacturing facilities and customer service and support, and to react to market pricing conditions. As a result of the foregoing factors, competitive pressures have resulted in price reductions, reduced margins, loss of sales and loss of market share.
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
Our ability to maintain or increase sales depends upon our ability to develop new products, penetrate new applications and end markets for fiber lasers and maintain or increase our market share in existing applications.
Our level of sales will depend on our ability to generate sales of fiber lasers in new and developing markets and applications for lasers where they have not been used previously and in applications in which other lasers, such as CO2 and YAG lasers, have been used. To date, a significant portion of our revenue growth has been derived from sales of fiber lasers primarily for applications where CO2 and YAG lasers historically have been used. We have made significant sales into the cutting, welding and marking and engraving applications, large applications where the use of other laser technologies was well established. As fiber lasers reach higher levels of penetration in core materials processing applications and there is higher levels of competition in these core material processing application, the development of new applications, end markets and products outside our core applications becomes more important to our ability to generate sales. In order to maintain or increase market demand for our products, we will need to devote substantial resources to:
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
Risks Relating to Our Operations
Our vertically integrated business results in high levels of fixed costs and inventory levels that may adversely impact our gross profits and our operating results in the event that demand for our products declines or we maintain excess inventory levels.
We have a high fixed cost base due to our vertically integrated business model. Approximately 75% of our approximately 6,060 employees as of December 31, 2020 were employed in our manufacturing operations. We may not adjust these fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions. Our gross profit, in absolute dollars and as a percentage of net sales, is impacted by our sales volume, the corresponding absorption of fixed manufacturing overhead expenses and manufacturing yields. In addition, because we are a vertically integrated manufacturer and design and manufacture our key specialty components, insufficient demand for our products may subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to expected demand, we may need to record write-downs for excess or obsolete inventory. Because we are vertically integrated, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we expect to have a significant amount of working capital invested in inventory. Changes in our level of inventory lead to an increase in cash generated from our operations when inventory is sold or a decrease in cash generated from our operations at times when the amount of inventory increases. Decreases in inventory may decrease our overhead absorption and decrease our gross margins and profitability.
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
To maintain our competitive position and to meet anticipated demand for our products, we invest significantly in the expansion of our manufacturing and operations throughout the world and may do so in the future. We had capital expenditures of $88 million and $134 million in 2020 and 2019, respectively, and we expect to incur approximately $150 million to $160 million in capital expenditures, excluding acquisitions, in 2021. In connection with these projects, we may incur cost overruns, construction delays, project cancellations, labor difficulties or regulatory issues which could cause our capital expenditures to be higher than what we currently anticipate, possibly by a material amount, which would in turn adversely impact our operating results. Moreover, we may experience higher costs due to yield loss, production inefficiencies and equipment problems until any operational issues associated with the opening of new manufacturing facilities are resolved.
A few customers account for a significant portion of our sales, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations could be adversely affected.
We rely on a few customers for a significant portion of our sales. In the aggregate, our top five customers accounted for 24%, 21% and 26% of our consolidated net sales in 2020, 2019 and 2018, respectively. Our largest customer is located in China and accounted for 8%, 9% and 12% of sales in 2020, 2019 and 2018, respectively. A few of our larger customers, including our largest customer, are making fiber lasers or announced plans to develop fiber lasers. We generally do not enter into agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be adversely affected.
Because we lack long-term purchase commitments from our customers, our sales can be difficult to predict, which could lead to excess or obsolete inventory and adversely affect our operating results.
We generally do not enter into long-term agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules and, in some cases, orders may be canceled or delayed without significant penalty or any penalty. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. In addition, due to the absence of long-term volume purchase agreements, we forecast our revenues and plan our production and inventory levels based upon the demand forecasts of our OEM customers, end users and distributors, which are highly unpredictable and can fluctuate substantially. This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. In addition, provisions have been recorded as a result of changes in market prices of certain components, the value of those inventories that was realizable through finished product sales due to declines in certain end market demand and uncertainties related to the recoverability of the value of inventories due to technological and product changes, and excess quantities. In this regard, we recorded provisions for slow-moving, obsolete or excess inventory totaling $45.4 million, $38.9 million and $13.0 million in 2020, 2019 and 2018, respectively. If our OEM customers, end users or distributors fail to accurately forecast the demand for our products, fail to accurately forecast the timing of such demand, or are unable to consistently negotiate acceptable purchase order terms with customers, our results of operations may be adversely affected.

We depend upon internal production and on outside single or limited-source suppliers for many of our key components and raw materials, including cutting-edge optics and materials. Any interruption in the supply or availability of these key components and raw materials could adversely affect our results of operations.
We rely exclusively on our own production capabilities to manufacture certain of our key components, such as semiconductor diodes, specialty optical fibers and optical components. We do not have redundant production lines for some of our components, such as our diodes and some other components, which are made at a single manufacturing facility. These are not readily available from other sources at our current costs and may not be available at all. If our manufacturing activities were obstructed or hampered significantly, it could take a considerable length of time, or it could increase our costs, to resume manufacturing or find alternative sources of supply. Many of the tools and equipment we use are custom-designed, and it could take a significant period of time to repair or replace them. Our four major manufacturing facilities are located in Massachusetts, Germany, Russia and Belarus. Despite our efforts to mitigate the impact of any flood, fire, natural disaster, political unrest, act of terrorism, war, outbreak of disease or other similar event, our business could be adversely affected to the extent that we do not have redundant production capabilities if any of our major manufacturing facilities or equipment should become inoperable, inaccessible, damaged or destroyed.
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
Our future success is substantially dependent on the continued service and performance of our executive officers, particularly our founder and chief executive officer, Dr. Valentin P. Gapontsev, age 81, and our chief operating officer, Dr. Eugene Scherbakov, age 73. They play key roles setting our strategic direction, directing the development of new technologies and maintaining our culture. The unavailability of either key executive could have a material impact on our business. Although the board engages in executive succession planning, our inability to effectively and immediately transition knowledge or responsibilities to their successors in the event of an unexpected absence or departure could harm our business and disrupt our operations. We also rely on our highly trained team of scientists, many of whom have numerous years of experience and specialized expertise in optical fibers, semiconductors and optical component technology, and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may depart for a variety of reasons, which could harm our business. The members of our scientific staff who are expected to make significant individual contributions to our business are also members of our executive management team. We will need to continue to recruit and retain highly skilled scientists and engineers for certain functions. Competition for qualified personnel in our industry is intense, particularly for physicists, software engineers and other technical staff. If we fail to attract, integrate and retain the necessary personnel, it could delay the development or introduction of new products, negatively impact our ability to market, sell or support our products, and significantly harm our business.
Risks Relating to Intellectual Property, Litigation, Information Systems and Regulations
In the past, we were subject to litigation alleging that we infringed third-party intellectual property rights. Intellectual property claims could result in costly litigation and harm our business.
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
From time to time, we have been notified of allegations and claims that we may be infringing patents or intellectual property rights owned by third parties. We have defended against several patent infringement claims in the past and we engage in patent office opposition proceedings internationally for patents owned by others.
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
As part of our day-to-day business, we store our data and certain data about our customers, employees and service providers in our information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data or technology, including information regarding our customers, employees and service providers, such security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, employee information or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate or detect these techniques or to implement adequate preventative measures. Any unauthorized access could negatively impact our customers' products, result in a loss of confidence by our customers, damage our reputation, disrupt our business, result in a misappropriation of our assets (including cash), lead to legal liability and negatively impact our future sales. Additionally, such actions could result in significant costs associated with loss of our intellectual property, impairment of our ability to conduct our operations, rebuilding our network and systems, prosecuting and defending litigation, responding to regulatory inquiries or actions, paying damages or taking other remedial steps. In addition, we may incur significant costs designed to prevent or mitigate the damage related to cybersecurity incidents. For instance, we may retain additional employees or consultants, implement new policies and procedures, and install information technology to detect and prevent identity theft, data breaches, or system disruptions. We would incur any such costs with the intent that proactively preventing a cybersecurity incident ultimately helps to mitigate potential cybersecurity liability. As previously disclosed, on September 14, 2020, the Company detected a ransomware attack impacting certain of our operational and information technology systems that did not have a material impact on the Company's business, operations or financial condition.
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
We may face particular privacy, data security and data protection risks due to laws and regulations regulating the protection or security of personal and other sensitive data, including in particular several laws and regulations that have recently been enacted or adopted or are likely to be enacted or adopted in the future. For instance, effective May 25, 2018, the European General Data Protection Regulation (“GDPR”) imposed additional obligations and risk upon our business and substantially increased the penalties to which we could be subject in the event of any non-compliance. GDPR requires companies to satisfy new requirements regarding the handling of personal data (generally, of EU residents), including its use, protection and the rights of affected persons regarding their data. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. In addition, several other jurisdictions around the world have recently enacted privacy laws or regulations similar to GDPR. For instance, California enacted the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020, and which gives consumers many of the same rights as those available under GDPR. Several laws similar to the CCPA have been proposed in the United States at both the federal and state level. GDPR and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business. We are evaluating its processes and taking measures to ensure compliance with all applicable privacy and data protection-related laws and regulations. Due to the lack of experience with the interpretation and enforcement of many of these laws and regulations, some measures initially might not satisfy standard or best practices that will be established in the coming years.
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
We now make fiber laser systems and accessories targeted at specific medical applications. In addition, we sell our commercial fiber and diode laser modules, subassemblies and systems to OEMs that incorporate them into their medical products. With respect to such products, some of our manufacturing facilities, and the manufacturing facilities of any of our third-party component manufacturers or critical suppliers, are required to comply with the FDA’s Quality System Regulation and those of other countries (“QSR”), which sets forth minimum standards for the procedures, execution and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of the products we sell in the medical industry, and related regulations, including Medical Device Reporting (“MDR”) regulations regarding reporting of certain malfunctions and adverse events potentially associated with our products. The FDA and other regulatory agencies may evaluate our compliance with the QSR, MDR and other regulations, among other ways, through periodic announced or unannounced inspections which could disrupt our operations and interrupt our manufacturing. If in conducting an inspection of our manufacturing facilities, or the manufacturing facilities of any of our third-party component manufacturers or critical suppliers, an investigator from the FDA observes conditions or practices believed to violate the QSR, the investigator may document their observations on a Form FDA 483 that is issued at the conclusion of the inspection. A manufacturer that receives an FDA 483 may respond in writing and explain any corrective actions taken in response to the inspectional observations. The FDA will typically review the facility’s written response and may re-inspect to determine the facility’s compliance with the QSR and other applicable regulatory requirements. Failure to take adequate and timely corrective actions to remedy objectionable conditions listed on an FDA 483 could result in the FDA taking administrative or enforcement actions. Among these may be the FDA’s issuance of a Warning Letter to a manufacturer, which informs it that the FDA considers the observed violations to be of “regulatory significance” that, if not corrected, could result in further enforcement action.
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
We are subject to government regulations, including tariffs and duties that could restrict our international sales and negatively affect our business.
The United States, Germany, the European Union, China, Japan, South Korea and many other foreign governments impose tariffs and duties on the import of products, including some of those which we sell. In recent years, the U.S. instituted and proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, including, in particular, on Chinese goods, economic sanctions on individuals, corporations or countries and other government regulations affecting trade between the United States and other countries where we conduct our business.
Policy changes and proposals could require time-consuming and expensive alterations to our business operations and may result in greater restrictions and economic uncertainty and disincentives on international trade, which could negatively impact our competitiveness in jurisdictions around the world as well as lead to an increase in costs in our supply chain. We are a multinational corporation, with manufacturing located both in the United States and internationally and with approximately 80% of our net sales arising from foreign customers. As such, we may be more susceptible to negative impacts from these tariffs or change in trade policies than other less internationally focused enterprises. In addition, new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments, including the Chinese government (which has imposed retaliatory tariffs on a range of U.S. goods including certain optical and electronic products and components), may impose trade sanctions on certain U.S. manufactured goods. Such changes by the United States and other countries have the potential to adversely impact U.S. and worldwide economic conditions, our industry and the global demand for our products, and as a result, could negatively affect our business, financial condition and results of operations.
We must comply with and could be impacted by various export controls and trade and economic sanctions laws and regulations that could negatively affect our business and may change due to diplomatic and political considerations outside of our control.

A significant part of our business involves the export and import of components and products among many countries, including the U.S., Germany, Russia and China. The U.S. government and governments of other countries in which we do business have Trade Controls that impact our ability to export, re-export or transfer products, software and technology originating in those countries. Trade Controls may require that we obtain a license before we can export, re-export or transfer certain products, software or technology. The requirement to obtain a license could put us at a competitive disadvantage by restricting our ability to sell products to customers in certain countries or by giving rise to delays or expenses related to obtaining a license. We have experienced and, in the future, may experience delays in obtaining export licenses based on issues solely within the control of the applicable government agency. Licenses may also include conditions that limit the use, resale, transfer, re-export, modification, disassembly, or transfer of a product, software or technology after it is exported without first obtaining permission from the relevant government agency. Failure to comply with these laws and regulations could result in government sanctions, including substantial monetary penalties, denial of export privileges, debarment from government contracts and a loss of revenues. Delays in obtaining or failure to obtain required export licenses may require us to defer shipments for substantial periods or cancel orders. Any of these circumstances could adversely affect our operations and, as a result, our financial results could suffer.
We have a large manufacturing facility and research and development operations in Russia which supplies components to our U.S. and German manufacturing facilities. In addition, we supply components from our U.S. and German manufacturing facilities to our Russian facility. Also, all three such facilities provide finished products to China, our largest market. Should there be any disruption of our supplies from or to our Russian operations, should the United States, the European Union or Russia implement new or broad-based Trade Controls, including those directed at China, our production and/or deliveries as well as results of operations would be affected. Although we have implemented compliance measures designed to prevent transactions prohibited by current or future Trade Controls, our failure to successfully comply with applicable Trade Controls may expose us to negative legal and business consequences, including civil or criminal penalties, government investigations, and reputational harm.
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
Risks Relating to Our Common Stock
Dr. Valentin P. Gapontsev, our Chairman and Chief Executive Officer, and three trusts he created collectively control approximately 31% of our voting power and have a significant influence on the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.
Dr. Valentin P. Gapontsev, our Chairman and Chief Executive Officer, and IP Fibre Devices (UK) Ltd., of which Dr. Gapontsev is the managing director, together with three trusts he created beneficially own approximately 31% of our common stock. Trustees of the trusts are officers or employees of the Company. Dr. Gapontsev and the trusts have a significant influence on the outcome of matters requiring stockholder approval, including election of our directors, stockholder proposals and approval of significant corporate transactions. Dr. Gapontsev and the trusts may vote their shares of our common stock in ways that other stockholders may consider would be adverse to the interests of the other stockholders. These significant ownership interests could delay, prevent or cause a change in control of the Company and might affect the market price of our common stock.

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
General Risk Factors
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
We are subject to risks of doing business in Russia through our subsidiary, NTO IRE-Polus, which provides components and test equipment to us and sells finished fiber devices to customers in Russia and neighboring countries as well as finished lasers to China. Further, approximately 42% of our sales in 2020 were to customers in China. We have also invested in manufacturing facilities in Belarus. The results of our operations, business prospects and facilities in these three countries are subject to the economic and political environment in Russia, China and Belarus. In recent years, these countries have undergone substantial political, economic and social change. As is typical of an emerging economy, none of these three countries possess a well-developed business, financial, legal and regulatory infrastructure that would generally exist in a more mature free market economy. In addition, tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. The future economic direction of these emerging market countries remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. Our failure to manage the risks associated with our operations in Russia, China and Belarus and our other existing and potential future international business operations could have a material adverse effect upon our results of operations.
Foreign currency risk may negatively affect our net sales, cost of sales and operating margins and could result in exchange losses.
We conduct our business and incur costs in the local currency of most countries in which we operate. In 2020 our net sales outside the United States represented a substantial majority of our total sales. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it operates or holds assets or liabilities in currencies different than their functional currency. Changes in exchange rates can also affect our results of operations when the value of sales and expenses of foreign subsidiaries are translated to U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which may have an adverse effect on our financial condition, cash flows and profitability.
We pursue acquisitions and investments in new businesses, products, patents or technologies. These involve risks which could disrupt our business and may harm our financial results and condition.
We make acquisitions of and investments in new businesses, products, patents and technologies and expand into new geographic areas, or we may acquire operations, products or technologies that expand our current capabilities. Although we have pursued relatively small acquisitions in the past, we may pursue larger transactions in the future. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs, reduce consolidated margins, cause us to incur impairment charges and reduce the value of the acquired company, asset or technology to us. We may not be able to effectively integrate acquired businesses, business cultures, products, patents or technologies into our existing business and products, or retain key employees. As a result of the rapid pace of technological change in our industry, we may misjudge the long-term potential of an acquired business, product, patent or technology, or the acquisition may not be complementary to our existing business. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management's attention, require considerable cash outlays at the expense of our existing operations, incur unanticipated costs or liabilities, including the costs associated with improving the internal controls of the acquired company. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability and result in dilution to our existing and future stockholders.

We may incur impairments to goodwill or long-lived assets, which would negatively affect our results of operations.
We review our goodwill for impairment annually and other long-lived assets, including intangible assets identified in business combinations whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates, lack of growth in our relevant business units or differences in the estimated product acceptance rates could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. For example, we recorded a non-cash impairment charge of $44.6 million in 2020.
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
Given the global nature of our business, we have both domestic and international investments. At December 31, 2020, 74% of our cash, cash equivalents and marketable securities were in the United States and 26% were outside the United States. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, prevailing interest rates, financial results, economic risk, political risk, sovereign risk or other factors. Also, our investments may be negatively affected by events that impact the banks or depositories that hold our investments. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although we have not realized any significant losses on our cash, cash equivalents and marketable securities, future fluctuations in their value could result in a significant realized loss.
Our ability to access financial markets to raise capital or finance a portion of our working capital requirements and support our liquidity needs may be adversely affected by factors beyond our control and could negatively impact our ability to finance our operations, meet certain obligations, implement our operating strategy or complete acquisitions.
We occasionally borrow under our existing credit facilities to fund operations, including working capital investments. Our major credit lines in the United States and Germany expire in April 2025 and July 2023, respectively. Uncertainty or disruptions in financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facilities or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade, changes in reference rates for interest such as the scheduled discontinuation of LIBOR in 2021 and general economic downturns in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected. We also may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our significant facilities at December 31, 2020 include the following:

Location	Owned or Leased	Lease Expiration	Approximate Size (sq. ft.)	Primary Activity
Oxford, Massachusetts	Owned		502,300	Diodes, components, complete device manufacturing, R&D, administration
Burbach, Germany	Owned		499,500	Optical fiber, components, final assembly, complete device manufacturing, R&D administration
Fryazino, Russia	Owned		473,700	Manufacturing, R&D, administration
	Leased	June 2021 - August 2022	80,500	Components, complete device manufacturing
Minsk, Belarus	Owned		271,500	Manufacturing
Marlborough, Massachusetts	Owned		243,000	Components, manufacturing, applications, sales, R&D, administration
Davenport, Iowa	Owned		160,300	Systems integration, administration
	Leased	March 2022	46,500	Systems integration, sales, administration
Our corporate headquarters is in Oxford, Massachusetts. As of December 31, 2020, we occupied more than 3.0 million square feet of facilities worldwide. Of this we own 2.5 million square feet and lease 0.5 million square feet of building space, of which the majority is used for manufacturing. We operate four principal manufacturing facilities for fiber lasers, laser systems, fiber amplifiers, and related optical and mechanical components, which are located in the United States, Germany, Russia and Belarus. We conduct our major research and development activities in Oxford and Marlborough, Massachusetts; Burbach, Germany; and Fryazino, Russia.
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
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are party to various legal claims and legal proceedings and other disputes incidental to our business, such as employment, intellectual property or product issues. For a discussion of the risks associated with intellectual property legal proceedings and other disputes, see Item 1A. "Risk Factors — In the past, we were subject to litigation alleging that we infringed third-party intellectual property rights. Intellectual property claims could result in costly litigation and harm our business."
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the Nasdaq Global Select Market under the symbol "IPGP". As of February 19, 2021, there were 53,533,592 shares of our common stock outstanding held by approximately 31 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
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
The following graph presents the cumulative shareholder returns for our Common Stock compared with the S&P 500 Index and the S&P 1500 Composite 1500 / Electronic Equipment Instruments & Components Index. We include the S&P 500 Index because we became a member of this index in 2018. We include the S&P Composite 1500 / Electronic Equipment Instruments & Components Index because outstanding performance stock units awarded to executive officers use this index when comparing total shareholder return and due to our being an index member, industry similarities, our internal use to monitor executive compensation, and the fact that it contains several direct competitors.

	Base Period	5-Year Cumulative Total Return
	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
IPG Photonics Corporation	$100.00	$110.71	$240.16	$128.98	$161.42	$251.00
S&P 500 Index	$100.00	$111.96	$136.40	$129.31	$171.94	$203.04
S&P 1500 Composite / Electronic Equipment Instruments & Components Index	$100.00	$129.69	$168.06	$144.95	$195.01	$241.56
The above graph represents and compares the value, through December 31, 2020, of a hypothetical investment of $100 made at the closing price on December 31, 2015 in each of (i) our common stock, (ii) S&P 500 Index, and (iii) the S&P 1500 Composite / Electronic Equipment Instruments & Components Index, in each case assuming the reinvestment of dividends. The stock price performance shown in this graph is not necessarily indicative of, and not is intended to suggest, future stock price performance.

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
Issuer Purchases of Equity Securities
The following table shows repurchases of our common stock in the fiscal quarter ended December 31, 2020:

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 — October 31, 2020	63	(1), (2), (3)	$195.33	—	$246,386
November 1, 2020 — November 30, 2020	545	(1), (2), (3)	188.43	—	246,386
December 1, 2020 — December 31, 2020	53	(1), (2), (3)	209.03	—	246,386
Total	661		$190.74	—	$246,386
(1)In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the fourth quarter of 2020, the Company withheld 661 shares at an average price of $190.74.
(2)On February 12, 2019, we announced that our Board of Directors authorized the purchase of up to $125 million of IPG common stock (the "February 2019 program") following the completion of our $125 million repurchase program authorized in July 2018. Under the February 2019 program, we are authorized to repurchase shares of common stock in an amount not to exceed the lesser of (a) the number of shares issued to employees and directors under the Company's various employee and director equity compensation and employee stock purchase plans from January 1, 2019 through December 31, 2020 and (b) $125 million, exclusive of any fees, commissions or other expenses. There were no shares purchased in the fourth quarter of 2020 under the February 2019 program.
(3)On May 5, 2020, we announced that our Board of Directors authorized the purchase of up to $200 million of IPG common stock (the "May 2020 program"), exclusive of any fees, commissions or other expenses. The May 2020 program is separate from, and in addition to, the repurchases authorized under the February 2019 program. There were no shares purchased in the fourth quarter of 2020 under the May 2020 program.
ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed under Item 1A, "Risk Factors."
Overview

We develop, manufacture and sell high-performance fiber lasers, fiber amplifiers and diode lasers that are used for diverse applications, primarily in materials processing. We also manufacture and sell complementary products used with our lasers including optical delivery cables, fiber couplers, beam switches, optical processing heads, in-line sensors and chillers. In addition, we offer laser-based and non-laser based systems for certain markets and applications. Our portfolio of laser solutions are used in materials processing, communications, medical and advanced applications. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally, primarily through our direct sales force. Our major manufacturing facilities are located in the United States, Germany, Russia and Belarus. We have sales service offices and applications laboratories worldwide.
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
COVID-19 Update. Global demand trends have been impacted adversely by the ongoing COVID-19 pandemic and therefore remain uncertain at this time. Economic indicators show some improvement from the severe contraction experienced earlier in 2020, which has led to an improvement in the recent demand environment in certain regions. It is difficult to predict whether the improvement in some macro-economic indicators will be sustained if there are additional restrictions imposed as a result of a resurgence in COVID-19 infections. This uncertainty continues to make forecasting our business challenging in the near to medium-term.
Currently, our four major production facilities in United States, Germany, Russia and Belarus remain open and are operating normally. We have implemented employee safety and sanitization protocols that have impacted productivity and efficiency. We have vertically integrated manufacturing, and many of the components one facility supplies to another facility are single sourced internally and not available from third party suppliers, for example our semiconductor diodes manufactured in Oxford, Massachusetts. While we have attempted to build safety stock of critical components at our various locations, if government restrictions to address COVID-19 become more severe than we have experienced to date or if there was significant absenteeism as a result of COVID-19 or resurgence in the places where we operate, it could impact our internal supply chain. If our revenues are reduced for an extended period or if our production output falls because of government restrictions or absenteeism, we may be required to reduce payroll-related costs and other expenses in the future through layoffs, furloughs or reduced hours, even though we have not done so to date.
We have not experienced significant supply disruption from third party component suppliers; however, we may face some supply chain restraints related to logistics, including available air cargo space and higher freight rates if there is a COVID-19 resurgence. We may experience delays in the future if resurgences are experienced and governments implement new restrictions. We believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.
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
Net sales.  Our annual revenue growth rates have varied from year to year. Net sales decreased by 9% and 10% in 2020 and 2019, respectively, and increased by 4% in 2018. In 2020, the decline in net sales was driven by decreased demand for our products related to the COVID-19 pandemic that extended and deepened the weak macroeconomic environment prevailing at the end of 2019. In 2019, the decline in net sales was driven by decreased demand for our products related to the trade war between the U.S. and China that weakened macroeconomic conditions in the second half of 2019. In addition to these factors, sales were affected by declines in average sales prices related to competition. These reductions in sales were partially offset by the introduction of new products, including high power and ultra-fast pulsed lasers, optical heads and other accessories and the development of new applications for our products some of which displace non-laser technologies.
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive, other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 90% of our revenues in 2020 were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.

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
In the recent years, our net sales have been negatively impacted by tariffs and trade policies. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments.
We are also susceptible to global or regional disruptions such as political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, natural disasters, macroeconomic concerns and particularly the impact of the COVID-19 outbreak that affect the level of capital expenditures or global commerce. With respect to the COVID-19 outbreak specifically, our 2020 financial results were negatively impacted. In addition, as of the time of this Annual Report on Form 10-K, we expect that COVID-19 could continue to negatively impact our businesses beyond 2020, but the extent and duration of such impacts over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the coronavirus, the extent and effectiveness of containment actions taken, the approval, effectiveness, timing and widespread inoculation of the global population with new vaccines, and the impact of these and other factors on our customer base and general commercial activity.
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
•Customers that purchase devices in greater unit volumes generally are provided lower prices per device than customers that purchase fewer units. In general, lower selling prices to high unit volume customers reduce gross margin although this may be partially offset by improved absorption of fixed overhead costs associated with larger product volumes, which drive economies of scale in manufacturing; and finally,
•Gross margin on systems and communication components can be lower than margins for our laser and amplifier sources, depending on the configuration, volume and competitive forces, among other factors.
We expect that some new technologies, products and systems will have returns above our cost of capital but may have gross margins below our corporate average. If we are able to develop opportunities that are significant in size, competitively advantageous or leverage our existing technology base and leadership, our current gross margin levels may not be maintained. Instead, we aim to deliver industry-leading levels of gross margins by growing sales, by taking market share in existing markets, or by developing new applications and markets we address, by reducing the cost of our products and by optimizing the efficiency of our manufacturing operations. For instance, despite the decreases in sales in 2020 and 2019, manufacturing levels remained high and our facilities increased production as we manufactured more optical power products at lower average selling prices.
We invested $87.7 million, $133.5 million and $160.3 million in capital expenditures in 2020, 2019 and 2018, respectively. Most of this investment relates to expansion of our manufacturing capacity and, to a lesser extent, research and development and sales-related facilities.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $45.4 million, $38.9 million and $13.0 million in 2020, 2019 and 2018, respectively.
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
Goodwill and long-lived assets impairments. We review our intangible assets and property, plant and equipment for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates, lack of growth in our relevant business units or differences in the estimated product acceptance rates could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. We incurred $0.7 million and $2.5 million of non-cash impairment charges related to long-lived assets during the years ended December 31, 2020 and 2019, respectively. There were no impairment charges recognized during the year ended December 31, 2018.
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
As a result of the continued negative impact of COVID-19 on order flow for our Genesis custom system business, we performed an impairment analysis of the goodwill during the third quarter of 2020. We performed a quantitative assessment using the discounted cash flow method under the income approach as well as the guideline public company analysis and guideline transaction analysis under the market approach to estimate the fair value of the custom systems business. As a result of this and to a lesser extent the overall performance of the business since its acquisition in 2018, we recognized a non-cash impairment loss of $44.6 million, which was equal to the carrying amount of goodwill prior to its impairment. The analysis considered internal forecasts of sales, profitability and capital expenditures, as well as valuation multiples of comparable public companies and valuation multiples of transactions of comparable companies. If the business impacts of COVID-19 carry on for an extended period, it could cause us to recognize additional impairments for goodwill and certain long-lived assets, including amortizable intangible assets or right-of-use assets in one or more of our reporting units, which would negatively affect our results of operations.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 24%, 21% and 26% in 2020, 2019 and 2018, respectively. Our largest customer accounted for 8%, 9% and 12% of our net sales in 2020, 2019 and 2018, respectively. The same customer accounted for 21% and 24% of our net accounts receivable as of December 31, 2020 and 2019, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our fiber lasers or amplifiers. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, which may materially affect our operating results and financial position. We have identified the following items that require the most significant judgment and often involve complex estimation: revenue recognition, inventory valuation, warranty, accounting for income taxes and goodwill and long-lived asset impairment.
Revenue Recognition. Revenue is recognized when transfer of control to the customer occurs in an amount reflecting the consideration that we expect to be entitled. In order to achieve this core principle, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
We allocate the transaction price to each distinct product based on its relative standalone selling price, as more fully described in Note 1, "Nature of Business and Summary of Significant Accounting Policies - Revenue Recognition," in our consolidated financial statements. Revenue is generally recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at shipment, but which can occur over time for certain of our systems contracts. We also recognize revenue over time for sales of extended warranties. When goods or services have been delivered to the customer, but all conditions for revenue recognition have not been met, deferred revenue and deferred costs are recorded on our consolidated balance sheet. We enter into contracts to sell customized robotic systems, for which revenue is generally recognized over time, depending on the terms of the contract. Recognizing revenue over time for these contracts is based on our judgment that the customized robotic system does not have an alternative use and we have an enforceable right to payment for performance completed to date. Recognizing revenue over time also requires estimation of the progress towards completion based on the projected costs for the contract.
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
Goodwill and Long-lived Asset Impairment. We perform our annual goodwill impairment review as of the first day of our fourth quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Such events and circumstances could include significant and sustained reductions in sales volume, margin, profitability or cash flows of the reporting unit or changes in market dynamics, including technology or product changes. We test reporting units for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. Intangible assets and other long-lived assets are also subject to an impairment test if there is an indicator of impairment.
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

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated in dollar amounts and expressed as a percentage of net sales:

	Year Ended December 31,
	2020		2019		2018
	(In thousands, except percentages and per share data)
Net sales	$1,200,724	100.0%	$1,314,581	100.0%	$1,459,874	100.0%
Cost of sales	661,728	55.1	708,372	53.9	659,606	45.2
Gross profit	538,996	44.9	606,209	46.1	800,268	54.8
Operating expenses:
Sales and marketing	70,583	5.9	77,745	5.9	57,815	4.0
Research and development	126,898	10.6	129,997	9.9	122,769	8.4
General and administrative	110,005	9.2	107,597	8.2	102,429	7.0
Goodwill impairment	44,589	3.7	37,120	2.8	—	—
Impairment of long-lived assets and other restructuring charges	1,177	0.1	7,130	0.5	—	—
Loss (gain) on foreign exchange	(12,915)	(1.1)	12,827	1.0	(6,150)	(0.4)
Total operating expenses	340,337	28.4	372,416	28.3	276,863	19.0
Operating income	198,659	16.5	233,793	17.8	523,405	35.9
Interest income, net	6,270	0.5	14,238	1.1	9,057	0.6
Other income, net	763	0.1	345	—	1,933	0.1
Income before provision for income taxes	205,692	17.1	248,376	18.9	534,395	36.6
Provision for income taxes	45,354	3.8	68,115	5.2	130,226	(8.9)
Net income	160,338	13.3	180,261	13.7	404,169	27.7
Less: net income attributable to non-controlling interest	766	0.1	27	—	142	—
Net income attributable to IPG Photonics Corporation	$159,572	13.2%	$180,234	13.7%	$404,027	27.7%
Net income attributable to IPG Photonics Corporation per share:
Basic	$3.00		$3.40		$7.55
Diluted	$2.97		$3.35		$7.38
Weighted average shares outstanding:
Basic	53,186		53,061		53,522
Diluted	53,785		53,839		54,726

Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019
Net sales. Net sales decreased by $113.9 million, or 8.7%, to $1,200.7 million in 2020 from $1,314.6 million in 2019. The table below sets forth sales by application:

	Year Ended December 31,
	2020		2019		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials Processing	$1,082,478	90.2%	$1,229,211	93.5%	$(146,733)	(11.9)%
Other Applications	118,246	9.8%	85,370	6.5%	32,876	38.5%
Total	$1,200,724	100.0%	$1,314,581	100.0%	$(113,857)	(8.7)%

The table below sets forth sales by type of product and other revenue:

	Year Ended December 31,
	2020		2019		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$646,062	53.8%	$734,745	55.9%	$(88,683)	(12.1)%
Medium Power CW Lasers	50,796	4.2%	56,625	4.3%	(5,829)	(10.3)%
Pulsed Lasers	158,448	13.2%	137,675	10.5%	20,773	15.1%
Quasi-Continuous Wave ("QCW") Lasers	50,333	4.2%	56,440	4.3%	(6,107)	(10.8)%
Laser and Non-Laser Systems	93,727	7.8%	141,647	10.8%	(47,920)	(33.8)%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	201,358	16.8%	187,449	14.2%	13,909	7.4%
Total	$1,200,724	100.0%	$1,314,581	100.0%	$(113,857)	(8.7)%
Materials processing
Sales for materials processing applications decreased due to lower sales of high power lasers, laser and non-laser systems, QCW lasers and medium power lasers, partially offset by increased sales in pulsed lasers.
•High power laser sales for metal cutting and welding applications declined due to the impact of COVID-19 on end market demand, continued reductions of average selling prices and increased competition. Part of the decline in average selling prices for high power lasers is due to the adoption of more compact or rack mounted "YLR" series lasers which are displacing 1 to 3 kilowatt "YLS" series lasers, which are larger, more complex and more expensive. These more compact YLR lasers are less expensive to manufacture and are sold at prices lower than the YLS series lasers they are displacing.
•Medium power laser sales decreased due to decreased demand in laser sintering for metal-based additive manufacturing and ongoing transition to kilowatt scale cutting lasers.
•Pulsed laser sales increased due to growth in sales of high power pulsed lasers used for battery processing, ablative processing and solar cell manufacturing applications, partially offset by decreased demand of pulsed lasers used for marking and engraving applications.
•QCW laser sales decreased due to lower demand for fine processing and consumer electronics applications.
•Laser and non-laser systems sales decreased due to lower demand primarily as a result of COVID-19. The reduction of revenue in laser systems was attributable to lower demand for cutting and welding applications. The reduction of revenue in non-laser systems was attributable to lower demand in the transportation and aerospace sectors.
•Other Revenue for materials processing decreased due to lower parts and service revenue.
Other Applications
Sales from other applications increased due to increased demand for lasers used for directed energy, semiconductor, scientific and instrument applications, as well as lasers used in medical procedures, partially offset by lower sales of telecom products.

Our net sales were derived from customers in the following geographic regions:

	Year Ended December 31,
	2020		2019		Change
	(In thousands, except for percentages)
Sales by Geography		% of Total		% of Total
North America (1)	$246,189	20.5%	$280,886	21.4%	$(34,697)	(12.4)%
Europe:
Germany	65,646	5.5%	81,365	6.2%	(15,719)	(19.3)%
Other including Eastern Europe/CIS	219,540	18.3%	249,871	19.0%	(30,331)	(12.1)%
Asia and Australia:
China	502,278	41.8%	491,890	37.4%	10,388	2.1%
Japan	53,180	4.4%	71,757	5.5%	(18,577)	(25.9)%
Other	103,785	8.6%	121,586	9.2%	(17,801)	(14.6)%
Rest of World	10,106	0.9%	17,226	1.3%	(7,120)	(41.3)%
Total	$1,200,724	100.0%	$1,314,581	100.0%	$(113,857)	(8.7)%
(1) The substantial majority of sales in North America are to customers in the United States.
Cost of sales and gross margin. Cost of sales decreased by $46.7 million, or 6.6%, to $661.7 million in 2020 from $708.4 million in 2019. Our gross margin decreased to 44.9% in 2020 from 46.1% in 2019. Gross margin decreased mainly due to increased manufacturing costs as a percentage of sales due to lower sales, particularly in the first half of the year resulting from the impact of the COVID-19 pandemic. In addition, provisions for inventory reserves and freight costs were higher. The increase in freight costs is also primarily attributable to COVID-19. Expenses related to provisions for excess or obsolete inventory and other valuation adjustments increased by $6.5 million to $45.4 million, or 3.8% of sales, for the year ended December 31, 2020, as compared to $38.9 million, or 3.0% of sales, for the year ended December 31, 2019.
Sales and marketing expense. Sales and marketing expense decreased by $7.1 million, or 9.1%, to $70.6 million in 2020 from $77.7 million in 2019. This change was primarily a result of decreased spending on trade fairs and exhibits, travel and personnel costs partially offset by an increase in depreciation. As a percentage of sales, sales and marketing expense was 5.9% in 2020, unchanged from 2019.
Research and development expense. Research and development expense decreased by $3.1 million, or 2.4%, to $126.9 million in 2020 from $130.0 million in 2019. This change was primarily a result of decreases in R&D materials, consultants and travel partially offset by increases in personnel costs. As a percentage of sales, research and development expense increased to 10.6% in 2020 from 9.9% in 2019. We expect to continue to invest in research and development and that research and development expense will increase in the aggregate.
General and administrative expense. General and administrative expense increased by $2.4 million, or 2.2%, to $110.0 million in 2020 from $107.6 million in 2019. This change was primarily a result of increases in personnel costs, loss on disposal of fixed assets, insurance, information systems, and premises partially offset by decreases in expense for travel, bad debt provision, legal, and consultants. As a percentage of sales, general and administrative expense increased to 9.2% in 2020 from 8.2% in 2019.
Goodwill impairment, impairment of long-lived assets and other restructuring charges. During the third quarter of 2020, we concluded that declines in revenue and order flow for the Genesis custom systems business caused by pandemic-related decreases in capital spending in the aerospace and transportation industries were a triggering event requiring a goodwill impairment evaluation. As a result of the analysis, we incurred a non-cash goodwill impairment loss of $44.6 million in 2020. In 2019, we incurred non-cash goodwill impairment losses of $37.1 million related to impairments of our transceivers reporting unit and our submarine network division.
We incurred impairment of long-lived assets and other restructuring charges of $1.2 million in 2020, of which $0.4 million related to severance and $0.1 million related to lease termination costs that resulted from the restructuring of our submarine network division. We also incurred $0.7 million of non-cash long-lived impairments related to machinery and equipment. In 2019, we incurred impairment of long-lived assets and other restructuring charges of $7.1 million, of which $5.3 million related to non-cash impairment losses of long-lived assets and $1.8 million were charges related to global restructuring programs.
Effect of exchange rates on sales, gross margin and operating expenses. We estimate that if exchange rates had been the same as one year ago, sales in 2020 would have been $2.5 million lower, gross margin would have been $3.7 million lower and operating expenses in total would have been $6.2 million higher. These estimates assume constant exchange rates between fiscal year 2020 and fiscal year 2019 and are calculated using the average exchange rates for the twelve-month period ended December 31, 2019 for the respective currencies, which were US$1=Euro 0.89, US$1=Japanese Yen 109, US$1=Chinese Yuan 6.91 and US$1=Russian Ruble 65.
Loss (gain) on foreign exchange. We incurred a foreign exchange gain of $12.9 million in 2020 as compared to a loss of $12.8 million in 2019. The gain was primarily attributable to the depreciation of the Russian Ruble and the appreciation of the Chinese Yuan as compared to the U.S. Dollar, which was partially offset by a loss attributed to the appreciation of the Euro and depreciation of the Brazilian Real as compared to the U.S. Dollar.
Interest income, net. Interest income, net decreased to $6.3 million of income in 2020 compared to $14.2 million of income in 2019. The reduction in interest income, net, is primarily due to a decrease in yields on shorter duration investments that resulted in lower market interest rates as compared to rates last year. In addition, our initial response to the COVID-19 pandemic included holding shorter duration investments to increase liquidity, which also reduced yields.
Provision for income taxes. Provision for income taxes was $45.4 million in 2020 compared to $68.1 million in 2019, representing an effective tax rate of 22.0% in 2020 and 27.4% in 2019. The lower effective tax rate was primarily due to increased benefit from discrete adjustments. Discrete adjustments in 2020 resulted in a $10.6 million reduction in tax expense, which includes (i) $9.7 million for equity-based compensation deductions for tax in excess of the deductions reflected in book income, (ii) $3.2 million for an investment credit in Russia requested in amended returns filed for prior years and (iii) $1.2 million for prior year provision to return adjustments, offset by an increase to tax expense for a $3.6 million impact of losses in subsidiaries for which no tax benefit was taken. Discrete adjustments in 2019 were $1.3 million and include a decrease to tax expense for (i) $5.1 million related to equity-based compensation deductions for tax in excess of the deductions reflected in book income and (ii) $4.8 million for prior year provision to return adjustments, offset by an increase to tax expense of $10.0 million for goodwill impairments losses which were not deductible for tax.
Net income attributed to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $20.6 million to $159.6 million in 2020 from $180.2 million in 2019. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 0.4% to 13.3% in 2020 from 13.7% in 2019 due to the factors described above.
Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	As of December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$876,231	$680,070
Short-term investments	514,835	502,546
Unused credit lines and overdraft facilities	132,048	105,469
Working capital (excluding cash and cash equivalents and short-term investments)	542,433	522,114
Short-term investments at December 31, 2020 consist of liquid investments including corporate bonds, commercial paper, U.S. Treasury and agency obligations and municipal bonds with original maturities of greater than three months but less than one year. See Note 3, "Fair Value Measurements" in the notes to the consolidated financial statements for further information about our short-term investments.
We expect to continue investments in capital expenditures, to assess acquisition opportunities and to repurchase shares of our stock in accordance with our repurchase program. The extent and timing of such expenditures may vary from period to period. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our growth including any ongoing impact of the COVID-19 pandemic on certain global or regional economies, global or regional recessions, the timing and extent of spending to support development efforts, expansion of global sales and marketing activities, government regulation including trade sanctions, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products.

The following table details our line-of-credit facilities and long-term notes as of December 31, 2020:

Description	Total Facility/ Note	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$75.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2025	Unsecured
Euro Credit Facility (Germany) (2)	Euro 50.0 million ($61.3 million)	Euribor plus 0.75% or EONIA plus 1.00%	July 2023	Unsecured, guaranteed by parent company and German subsidiary
Other Euro Facilities (3)	Euro 2.0 million ($2.5 million)	Euribor plus 0.94% to 2.02%	March 2021	Common pool of assets of Italian subsidiary
Long-term Secured Note (4)	$19.6 million	Fixed at 2.74%	July 2022	Secured by the corporate aircraft
Long-term Unsecured Note (5)	$18.4 million	1.20% above LIBOR, fixed using an interest rate swap at 2.85% per annum	May 2023	Unsecured
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At December 31, 2020, there were no amounts drawn on this line, however, there were $3.3 million of guarantees issued against the line which reduces total availability.
(2) This facility is available to certain foreign subsidiaries in their respective local currencies. At December 31, 2020, there were no drawings, however, there were $3.4 million of guarantees issued against the line which reduces total availability.
(3) At December 31, 2020, there were no drawings. This facility renews annually.
(4) At maturity, the outstanding note balance will be $15.4 million.
(5) At maturity, the outstanding note balance will be $15.4 million.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $75.0 million and $61.3 million (or €50,000 as described above), respectively, and neither of them is syndicated. We plan to seek amendments of our credit agreements and notes to modify LIBOR and Euribor reference rates as these rates are phased out as borrowing rates.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that we maintain a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. Funded debt is decreased by our cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50 million up to a maximum of $500 million. We were in compliance with all such financial covenants as of and for the three months ended December 31, 2020.
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
The following table presents cash flow activities:

	As of December 31,
	2020	2019
	(In thousands)
Cash provided by operating activities	$285,335	$323,521
Cash used by investing activities	(99,574)	(139,975)
Cash used by financing activities	(10,080)	(37,067)
Operating activities. Net cash provided by operating activities decreased by $38.2 million to $285.3 million in 2020 from $323.5 million in 2019. In 2020, net sales and net income decreased by 9% and 11%, respectively. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The decrease in cash flow from operating activities in 2020 primarily resulted from a decrease in cash provided by net income after adding back non-cash charges, an increase in cash used by accounts receivable, an increase in cash used by prepaid expenses and an increase in cash used by inventory; partially offset by a decrease in cash used for accrued expenses, a decrease in cash used by income and other taxes payable and a decrease in cash used by accounts payable.
Investing activities. Net cash used in investing activities was $99.6 million and $140.0 million in 2020 and 2019, respectively. The cash used in investing activities in 2020 related to $87.7 million for property, plant and equipment, $12.3 million of net purchases of investments and $0.4 million for the acquisition of a business during 2020, net of cash acquired. The cash used in investing activities in 2019 related to $133.5 million for property, plant and equipment, and $15.1 million for the acquisition of a business during 2019, net of cash acquired; partially offset by $7.8 million of net proceeds of investments.
In 2021, we expect to incur approximately $150 million to $160 million in capital expenditures, excluding acquisitions. Capital expenditures include investments in property, facilities and equipment to add capacity worldwide to support anticipated revenue growth, increase vertical integration, increase redundant manufacturing capacity for critical components and enhance research and development capabilities. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.
Financing activities. Net cash used in financing activities was $10.1 million and $37.1 million in 2020 and 2019, respectively. The cash used in financing activities in 2020 was primarily related to the purchase of treasury stock of $37.9 million, payments on our long-term borrowings of $3.7 million, and $1.7 million of payment of a purchase price holdback from a business combination. These uses of cash were partially offset by net proceeds from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units and shares issued under our employee stock purchase plan of $33.2 million. The cash used in financing activities in 2019 was primarily related to the purchase of treasury stock of $40.7 million and payments on our long-term borrowings of $3.7 million. These cash uses were partially offset by net proceeds of $7.3 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units and shares issued under our employee stock purchase plan.
Contractual Obligations and Off-Balance Sheet Arrangements
As of December 31, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources. The following summarizes our contractual obligations at December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due in
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$27,517	$6,452	$8,427	$4,327	$8,311
Purchase obligations	51,730	51,730	—	—	—
Long-term debt obligations (including interest)(1)	39,899	4,821	35,078	—	—
Contingent consideration	1,963	491	1,472	—	—
Total(2)	$121,109	$63,494	$44,977	$4,327	$8,311
(1)Interest for long-term debt obligations was calculated including the effect of our fixed rate amounts. The weighted average fixed rate amount was 2.79%.
(2)Excludes obligations related to ASC 740, reserves for uncertain tax positions, because we are unable to provide a reasonable estimate of the timing of future payments relating to the remainder of these obligations. See Note 17, "Income Taxes" to the consolidated financial statements.

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
Interest rate risk. Certain interest rates are variable and fluctuate with current market conditions. Our investments have limited exposure to market risk. We maintain a portfolio of cash, cash equivalents and short-term investments, consisting primarily of bank deposits, money market funds, certificates of deposit, commercial paper, corporate notes and government and agency securities. None of these investments have a maturity date in excess of one year. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Chinese Yuan, the Japanese Yen, and the Russian Ruble. In 2020 we incurred a gain on foreign exchange transactions of $12.9 million as compared to a loss of $12.8 million in 2019. As our Russian subsidiary has net U.S. dollar denominated assets, the depreciation of the Russian Ruble contributed to most of the foreign exchange gain in 2020. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if we expect a currency movement to be beneficial to us in the short or medium term, we have, on occasions, chosen not to hedge or otherwise offset the underlying assets or liabilities. However, it is difficult to predict foreign currency movements accurately.
At December 31, 2020, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The net U.S. Dollar denominated assets are comprised of cash, third party receivables and inter-company receivables offset by third party and inter-company U.S. Dollar denominated payables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro applied to the net U.S. Dollar asset balances as of December 31, 2020, would result in a foreign exchange gain of $8.9 million if the U.S. Dollar appreciated and a $8.9 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Ruble applied to the net U.S. Dollar asset balances as of December 31, 2020, would result in a foreign exchange gain of $3.3 million if the U.S. Dollar appreciated and a $3.3 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Yuan applied to the net U.S. Dollar liability balances as of December 31, 2020, would result in a foreign exchange loss of $5.8 million if the U.S. Dollar appreciated and a $5.8 million foreign exchange gain if the U.S. Dollar depreciated. It is possible that the COVID-19 pandemic may create additional volatility in exchange rates going forward.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of December 31, 2020. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is incorporated by reference from pages	F-1	through	F-33	of this report.

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
Oxford, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IPG Photonics Corporation and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 22, 2021, expressed an unqualified opinion on those financial statements.

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
February 22, 2021

ITEM 9B.    CONTROLS AND PROCEDURES
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2020. Pursuant to General Instruction G(3) of Form 10-K, additional information required hereunder relating to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."
ITEM 11.    EXECUTIVE COMPENSATION
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2020.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2020, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth below.
Information Regarding Equity Compensation Plans
The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, RSUs and PSUs (a)	Weighted-Average Exercise Price of Outstanding Options, RSUs and PSUs (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders[1]	1,685,235	$136.17	3,145,972
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	1,685,235		3,145,972
1 As of December 31, 2020, there were 2,851,428 shares available for future issuance under the 2006 Incentive Compensation Plan and 294,544 shares available for future issuance under the employee stock purchase plan.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2020.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2020.
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
3.1
Form of Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement No. 333-136521 filed with the Securities and Exchange Commission (the "Commission") on August 11, 2006)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on August 24, 2020)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 333-136521 filed with the Commission on November 14, 2006)

4.2
Description of the Registrant's Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 24, 2020)

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

10.4†
IPG Photonics Corporation 2008 Employee Stock Purchase Plan, as amended and restated effective December 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 3, 2019)

10.5†
Employment Agreement dated May 30, 2019 between the Registrant and Dr. Valentin P. Gapontsev (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 24, 2020)

10.6†
Service Agreement dated May 30, 2019 between IPG Laser GmbH and Dr. Eugene Scherbakov (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 24, 2020)

10.7†
Form of Employment Agreement dated May 30, 2019 between the Registrant and each of Timothy P.V. Mammen, Angelo P. Lopresti and Alexander Ovtchinnikov (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report Form 10-K filed with the Commission on February 24, 2020)

10.8†
Form of Confidentiality, Non-Competition and Confirmatory Assignment Agreement between the Registrant and each of the named executive officers and certain other executive officers, (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on October 15, 2013)

10.9†
Form of Letter amending Confidentiality, Non-Competition and Confirmatory Assignment Agreements between the Registrant and each of the named executive officers and certain other executive officers (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.10†
Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.11
Second Amended and Restated Loan Agreement, between the Registrant and Bank of America, N.A. dated as of March 25, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 26, 2020)

10.12
Revolving Credit Note, between the Registrant and Bank of America, N.A., dated March 25, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 26, 2020)

10.13
Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG, dated July 27, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2017)

Exhibit Number	Description
10.14
Annex I to Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG, dated July 27, 2017 (incorporated by reference to Exhibit 10.2 on Current Report on Form 8-K filed with the Commission on August 1, 2017)

10.15	Guarantee of the Registrant to Deutsche Bank dated July 27, 2017 (incorporated by reference to Exhibit 10.3 on Current Report on Form 8-K filed with the Commission on August 1, 2017)

10.16
First Amendment to Credit Facility Agreement between IPG Laser GmbH and Deutsche Bank AG, dated April 20, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 23, 2020)

10.17
Loan and Aircraft Security Agreement between TVPX Aircraft Solutions, as Trustee under the Trust Pledge Agreement between Registrant and Trustee dated July 27, 2017, and Banc of America Leasing & Capital, LLC dated July 27, 2017 (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 28, 2018)

10.18
Promissory Note between TVPX Aircraft Solutions dated July 27, 2017, as Trustee under the Trust Pledge Agreement between Registrant and Trustee dated July 27, 2017, and Banc of America Leasing & Capital, LLC dated July 27, 2017 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 28, 2018)

10.19
Guaranty of the Registrant to Banc of America Lease & Capital, LLC, dated July 27, 2017 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 28, 2018)

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
ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2021.

IPG PHOTONICS CORPORATION

By:	/s/ Valentin P. Gapontsev
Valentin P. Gapontsev Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Valentin P. Gapontsev Valentin P. Gapontsev	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	February 22, 2021

/s/ Timothy P.V. Mammen Timothy P.V. Mammen	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 22, 2021

/s/ Thomas J. Burgomaster Thomas J. Burgomaster	Vice President, Corporate Controller (Principal Accounting Officer)	February 22, 2021

/s/ Michael C. Child Michael C. Child	Director	February 22, 2021

/s/ Jeanmarie F. Desmond Jeanmarie F. Desmond	Director	February 22, 2021

/s/ Gregory P. Dougherty Gregory P. Dougherty	Director	February 22, 2021

/s/ Catherine P. Lego Catherine P. Lego	Director	February 22, 2021

/s/ Eric Meurice Eric Meurice	Director	February 22, 2021

/s/ Natalia Pavlova Natalia Pavlova	Director	February 22, 2021

/s/ John R. Peeler John Peeler	Director	February 22, 2021

/s/ Eugene A. Scherbakov Eugene Scherbakov	Director	February 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
IPG Photonics Corporation
Oxford, Massachusetts
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IPG Photonics Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Excess or Obsolete Inventory Reserve: Refer to Notes 1 and 4 to the Financial Statements
Critical Audit Matter Description
The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary based upon historic usage, estimated future usage and age. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of December 31, 2020, the Company has inventories of $365.0 million, net of excess quantities and obsolescence reserves.
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
•We evaluated the reasonableness of the Company's excess and obsolete reserve policy, considering historical experience and the underlying assumptions.
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
February 22, 2021
We have served as the Company's auditor since 1999.

IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$876,231	$680,070
Short-term investments	514,835	502,546
Accounts receivable, net	264,321	238,479
Inventories	364,993	380,790
Prepaid income taxes	69,893	38,873
Prepaid expenses and other current assets	57,804	55,876
Total current assets	2,148,077	1,896,634
Deferred income taxes, net	43,197	31,395
Goodwill	41,366	82,092
Intangible assets, net	62,114	74,271
Property, plant and equipment, net	597,527	600,852
Other assets	43,419	45,192
Total assets	$2,935,700	$2,730,436
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3,810	$3,740
Accounts payable	25,748	27,329
Accrued expenses and other liabilities	176,740	149,782
Income taxes payable	8,280	11,053
Total current liabilities	214,578	191,904
Deferred income taxes and other long-term liabilities	92,854	98,121
Long-term debt, net of current portion	34,157	37,968
Total liabilities	341,589	327,993
Commitments and contingencies (Note 14)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 55,461,246 and 53,427,234 shares issued and outstanding, respectively, at December 31, 2020; 54,743,227 and 53,010,875 shares issued and outstanding, respectively, at December 31, 2019.	6	5
Treasury stock, at cost, 2,034,012 and 1,732,352 shares held at December 31, 2020 and December 31, 2019, respectively.	(303,614)	(265,730)
Additional paid-in capital	854,301	785,636
Retained earnings	2,188,191	2,028,734
Accumulated other comprehensive loss	(146,065)	(146,919)
Total IPG Photonics Corporation stockholders' equity	2,592,819	2,401,726
Non-controlling interests	1,292	717
Total equity	2,594,111	2,402,443
Total liabilities and equity	$2,935,700	$2,730,436
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Net sales	$1,200,724	$1,314,581	$1,459,874
Cost of sales	661,728	708,372	659,606
Gross profit	538,996	606,209	800,268
Operating expenses:
Sales and marketing	70,583	77,745	57,815
Research and development	126,898	129,997	122,769
General and administrative	110,005	107,597	102,429
Goodwill impairment	44,589	37,120	—
Impairment of long-lived assets and other restructuring charges	1,177	7,130	—
Loss (gain) on foreign exchange	(12,915)	12,827	(6,150)
Total operating expenses	340,337	372,416	276,863
Operating income	198,659	233,793	523,405
Other income, net:
Interest income, net	6,270	14,238	9,057
Other income, net	763	345	1,933
Total other income	7,033	14,583	10,990
Income before provision for income taxes	205,692	248,376	534,395
Provision for income taxes	45,354	68,115	130,226
Net income	160,338	180,261	404,169
Less: net income attributable to non-controlling interests	766	27	142
Net income attributable to IPG Photonics Corporation	$159,572	$180,234	$404,027
Net income attributable to IPG Photonics Corporation per share:
Basic	$3.00	$3.40	$7.55
Diluted	$2.97	$3.35	$7.38
Weighted average shares outstanding:
Basic	53,186	53,061	53,522
Diluted	53,785	53,839	54,726
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net income	$160,338	$180,261	$404,169
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,367	15,997	(85,590)
Adjustment for net gain realized and included in net income	(232)	—	—
Unrealized (loss) gain on derivatives	(472)	(17)	15
Effect of adopted accounting standards	—	—	10
Total other comprehensive income (loss)	663	15,980	(85,565)
Comprehensive income	161,001	196,241	318,604
Less: comprehensive income attributable to non-controlling interest	575	30	129
Comprehensive income attributable to IPG Photonics Corporation	$160,426	$196,211	$318,475
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2018	53,629,439	$5	(378,269)	$(48,933)	$704,727	$1,443,867	$(77,344)	$—	$2,022,322
Exercise of stock options and vesting of RSU's and PSU's	351,795	—	—	—	9,895	—	—	—	9,895
Common stock issued under employee stock purchase plan	12,198	—	—	—	2,288	—	—	—	2,288
Purchased common stock	(1,051,825)	—	(1,051,825)	(176,065)	—	—	—	—	(176,065)
Stock-based compensation	—	—	—	—	28,027	—	—	—	28,027
Recently adopted accounting standards	—	—	—	—	—	606	10	—	616
Purchase of non-controlling interest	—	—	—	—	—	—	—	558	558
Net income	—	—	—	—	—	404,027	—	142	404,169
Foreign currency translation adjustments	—	—	—	—	—	—	(85,577)	(13)	(85,590)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	15	—	15
Balance, December 31, 2018	52,941,607	5	(1,430,094)	(224,998)	744,937	1,848,500	(162,896)	687	2,206,235
Exercise of stock options and vesting of RSU's and PSU's	319,211	—	—	—	805	—	—	—	805
Common stock issued under employee stock purchase plan	52,315	—	—	—	6,531	—	—	—	6,531
Purchased common stock	(302,258)	—	(302,258)	(40,732)	—	—	—	—	(40,732)
Stock-based compensation	—	—	—	—	33,363	—	—	—	33,363
Net income	—	—	—	—	—	180,234	—	27	180,261
Foreign currency translation adjustments	—	—	—	—	—	—	15,994	3	15,997
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	(17)	—	(17)
Balance, December 31, 2019	53,010,875	5	(1,732,352)	(265,730)	785,636	2,028,734	(146,919)	717	2,402,443
Exercise of stock options and vesting of RSU's and PSU's	677,076	1	—	—	27,934	—	—	—	27,935
Common stock issued under employee stock purchase plan	40,943	—	—	—	5,259	—	—	—	5,259
Purchased common stock	(301,660)	—	(301,660)	(37,884)	—	—	—	—	(37,884)
Stock-based compensation	—	—	—	—	35,472	—	—	—	35,472
Recently adopted accounting standards	—	—	—	—	—	(115)	—	—	(115)
Net income	—	—	—	—	—	159,572	—	766	160,338
Foreign currency translation adjustments	—	—	—	—	—	—	1,558	(191)	1,367
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	(472)	—	(472)
Adjustment for net gain realized and included in net income	—	—	—	—	—	—	(232)	—	(232)
Balance, December 31, 2020	53,427,234	$6	(2,034,012)	$(303,614)	$854,301	$2,188,191	$(146,065)	$1,292	$2,594,111
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$160,338	$180,261	$404,169
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	94,554	96,268	80,271
Deferred income taxes	(12,813)	(15,489)	(4,576)
Stock-based compensation	35,472	33,363	28,027
Goodwill impairment	44,589	37,120	—
Impairment of long-lived assets	671	5,350	—
Unrealized losses (gains) on foreign currency transactions	(19,935)	11,004	(2,670)
Other	8,642	3,320	(3,586)
Provisions for inventory, warranty and bad debt	70,572	63,752	38,862
Changes in assets and liabilities that (used) provided cash, net of acquisitions:
Accounts receivable	(13,022)	9,776	(18,814)
Inventories	(39,900)	(28,105)	(135,440)
Prepaid expenses and other current assets	(3,802)	18,405	(7,062)
Accounts payable	(1,942)	(10,257)	(1,426)
Accrued expenses and other liabilities	(14,752)	(37,310)	(19,666)
Income and other taxes payable	(23,337)	(43,937)	35,212
Net cash provided by operating activities	285,335	323,521	393,301
Cash flows from investing activities:
Purchases of property, plant and equipment	(87,696)	(133,536)	(160,343)
Proceeds from sales of property, plant and equipment	889	661	1,026
Proceeds from short-term investments	1,099,224	768,078	470,328
Purchases of short and long-term investments	(1,111,555)	(760,300)	(765,310)
Acquisitions of businesses, net of cash acquired	(429)	(15,115)	(109,115)
Other	(7)	237	415
Net cash used in investing activities	(99,574)	(139,975)	(562,999)
Cash flows from financing activities:
Proceeds from line-of-credit facilities	—	15	255
Payments on line-of-credit facilities	—	(15)	(255)
Principal payments on long-term borrowings	(3,740)	(3,671)	(3,604)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	33,194	7,336	12,183
Cash contributed by non-controlling interest	—	—	839
Purchase of treasury stock, at cost	(37,884)	(40,732)	(176,065)
Payment of purchase price holdback from business combination	(1,650)	—	—
Net cash used in financing activities	(10,080)	(37,067)	(166,647)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	19,888	(7,853)	(29,197)
Net increase (decrease) in cash, cash equivalents and restricted cash	195,569	138,626	(365,542)
Cash, cash equivalents and restricted cash — Beginning of year	682,984	544,358	909,900
Cash, cash equivalents and restricted cash — End of year (Note 1)	$878,553	$682,984	$544,358
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,234	$2,683	$3,052
Cash paid for income taxes	$85,861	$116,951	$112,762
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$8,117	$10,367	$6,270
Property, plant and equipment transferred from inventory	$4,243	$7,659	$2,535
Changes in accounts payable related to property, plant and equipment	$(75)	$1,304	$(2,852)
Leased assets obtained in exchange for new operating lease liabilities	$4,035	$14,670	$—
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
The reconciliation of the Company's cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statement of cash flows is as follows:

	Balance at	Balance at
	December 31, 2020	December 31, 2019
Cash and cash equivalents	$876,231	$680,070
Restricted cash included in prepaid expenses and other current assets	2,322	—
Restricted cash included in other assets	—	2,914
Cash, cash equivalents and restricted cash	$878,553	$682,984

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable include $58,566 and $16,484 of bank acceptance drafts at December 31, 2020 and 2019, respectively. Bank acceptance drafts are bank guarantees of payment on specified dates. The weighted average maturity of these bank acceptance drafts is approximately 130 days. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an estimate of expected credit losses over the life of outstanding receivables. The estimate involves an assessment of customer creditworthiness, historical payment experience, an assumption of future expected credit losses, and the age of outstanding receivables.
Activity related to the allowance for doubtful accounts was as follows:

	2020	2019	2018
Balance at January 1	$2,547	$1,731	$2,198
Provision for bad debts, net of recoveries	(156)	677	14
Uncollectable accounts written off	(114)	(111)	(198)
Foreign currency translation	(121)	102	(283)
Balance at December 31	$2,156	$2,399	$1,731

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
Goodwill — Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The results of the goodwill assessments for the years ended December 31, 2020 and 2019 are discussed in Note 7.
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
Long-Lived Assets — Long-lived assets, which consist primarily of property, plant and equipment and identifiable intangible assets, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When undiscounted expected future cash flows are less than the carrying value, an impairment loss is recorded equal to the amount by which the carrying value exceeds the fair value of assets. The Company incurred $671 and $2,498 of non-cash impairment charges related to long-lived assets during the years ended December 31, 2020 and 2019. There were no impairment charges recognized during the year ended December 31, 2018.
Included in other long-term assets is certain demonstration equipment. The demonstration equipment is amortized over the respective estimated economic lives, generally 3 years. The carrying value of the demonstration equipment totaled $6,506 and $7,591 at December 31, 2020 and 2019, respectively. Amortization expense of demonstration equipment for the years ended December 31, 2020, 2019 and 2018, was $4,166, $4,364 and $3,870, respectively.
Authorized Capital — The Company has authorized capital stock consisting of 175,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. There are no shares of preferred stock outstanding as of December 31, 2020.
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
Rights of return are not generally included in customer contracts. Accordingly, upon application of steps one through five above, product revenue is recognized upon shipment and transfer of control. Returns are infrequent and are recorded as a reduction of revenue.
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
Warranties — The Company typically provides one to five-year warranties on lasers and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. The Company estimates the warranty accrual considering past claims experience, the number of units still covered by warranty and the average life of the remaining warranty period. The warranty accrual has generally been sufficient to cover product warranty repair and replacement costs.
Stock-Based Compensation — The Company accounts for stock-based compensation expense using the fair value of the awards granted. The Company estimates the fair value of stock options granted using the Black-Scholes model, it values restricted stock units ("RSUs") and certain performance stock units with operating cash flow targets ("OCF PSUs") using the intrinsic value method, and it uses a Monte Carlo simulation model to estimate the fair value of certain performance stock units with total stockholder return targets ("TSR PSUs"). The Company accounts for forfeitures as they occur. The Company amortizes the fair value of stock options and other equity awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock options and RSUs generally vest annually on the anniversary of the grant date over a four-year period. TSR PSUs and OCF PSUs cliff-vest on March 1st following the third anniversary of the grant date based upon achievement of performance targets established at grant. The description of the Company's stock-based compensation plans and the assumptions it uses to calculate the fair value of stock-based compensation is more fully described in Note 15, "Stock-based Compensation."
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
Restructuring — The Company records charges associated with approved restructuring plans to reorganize operations, to remove redundant headcount and infrastructure associated with business acquisitions or to improve the efficiency of business processes. Restructuring charges can include severance costs to eliminate a specific number of positions, infrastructure charges to vacate facilities and consolidate operations and contract cancellation costs. The Company records restructuring charges when they are probable and estimable. The Company accrues for severance and other employee separation costs under these plans when the employees accept the offer and the amount can be reasonably estimated.
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
Concentration of Credit Risk — Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains substantially all of its cash and cash equivalents, short-term investments and marketable securities in various financial institutions, which it believes to be high-credit quality financial institutions. The Company grants credit to customers in the ordinary course of business and provides a reserve for potential credit losses. Such losses historically have been within management's expectations.
One customer comprised 8%, 9% and 12% of net sales during the years ended December 31, 2020, 2019 and 2018 respectively. The same customer accounted for 21% and 24% of our net accounts receivable as of December 31, 2020 and 2019, respectively. The Company has historically depended on a few customers for a significant percentage of its annual net

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

sales. The composition of this group can change from year to year. Net sales derived from the Company's five largest customers as a percentage of its annual net sales were 24%, 21% and 26% in 2020, 2019 and 2018, respectively.
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
Total components of accumulated other comprehensive loss were as follows:

	December 31,
	2020	2019
Foreign currency translation adjustments	$(145,603)	$(147,161)
Unrealized gain on auction rate securities	—	232
Unrealized (loss) gain on derivatives, net of tax benefit of $141 and tax of $3, respectively	(462)	10
Accumulated other comprehensive loss	$(146,065)	$(146,919)
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Recent Accounting Pronouncements
Adopted Pronouncements — In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which adds an impairment model (known as the current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance for its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. The Company adopted ASU 2016-03, along with its subsequent clarifications, as of January 1, 2020. The cumulative effect of the changes made to the Company's consolidated January 1, 2020 balance sheet for the adoption of ASU 2016-13 was as follows:

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
2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Sales are derived from products for different applications: fiber lasers, diode lasers, systems and accessories for materials processing, fiber lasers, amplifiers an diodes for advanced applications, fiber amplifiers and transceivers for communications applications, and fiber lasers, systems and fibers for medical applications. The following tables represent a disaggregation of revenue from contracts with customers for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Sales by Application
Materials processing	$1,082,478	$1,229,211	$1,374,448
Other applications	118,246	85,370	85,426
Total	$1,200,724	$1,314,581	$1,459,874

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Sales by Product
High Power Continuous Wave ("CW") Lasers	$646,062	$734,745	$909,726
Medium Power CW Lasers	50,796	56,625	95,764
Pulsed Lasers	158,448	137,675	162,048
Quasi-Continuous Wave ("QCW") Lasers	50,333	56,440	66,700
Laser and Non-Laser Systems	93,727	141,647	59,330
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	201,358	187,449	166,306
Total	$1,200,724	$1,314,581	$1,459,874

Sales by Geography
North America	$246,189	$280,886	$202,743
Europe:
Germany	65,646	81,365	111,259
Other including Eastern Europe/CIS	219,540	249,871	296,917
Asia and Australia:
China	502,278	491,890	629,079
Japan	53,180	71,757	87,619
Other	103,785	121,586	127,251
Rest of World	10,106	17,226	5,006
Total	$1,200,724	$1,314,581	$1,459,874

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,144,237	$1,233,065	$1,447,343
Goods and services transferred over time	56,487	81,516	12,531
Total	$1,200,724	$1,314,581	$1,459,874
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The following table reflects the changes in the Company's contract assets and liabilities for the years ended December 31, 2020 and 2019:

	December 31,	January 1,		December 31,	January 1,
	2020	2020	Change	2019	2019	Change
Contract assets
Contract assets	$8,999	$9,645	$(646)	$9,645	$10,102	$(457)
Contract liabilities
Contract liabilities - current	71,246	59,531	11,715	59,531	52,606	6,925
Contract liabilities - long-term	2,189	1,820	369	1,820	1,413	407
During the year ended December 31, 2020 and 2019, the Company recognized revenue of $48,738 and $45,223, respectively, that was included in the contract liabilities at the beginning of the period.
The Company has elected the practical expedient in ASC 606-10-50-14, whereby the performance obligations for contracts with an original expected duration of one year or less are not disclosed. The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of December 31, 2020:

	Remaining Performance Obligations
	2021	2022	2023	2024	2025	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$3,795	$996	$675	$381	$113	$11	$5,971
Revenue to be earned over time from contracts to sell robotic systems	17,513	1,336	—	—	—	—	18,849
Total	$21,308	$2,332	$675	$381	$113	$11	$24,820

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
The carrying amounts of money market fund deposits, term deposits, accounts receivable, accounts payable and drawings on revolving lines of credit are considered reasonable estimates of their fair market value due to the short maturity of most of these instruments or as a result of the competitive market interest rates, which have been negotiated. The fair value of the Company's bond securities is based upon quoted prices for instruments with identical terms in active markets. The Company's commercial paper securities reported at fair value are based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability, and are therefore classified as Level 2.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the consolidated balance sheets with the exception of the interest rate swap, which is measured at fair value:

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$218,984	$218,984	$—	$—
U.S. Treasury and agency obligations	6,999	—	6,999	—
Commercial paper	162,749	—	162,749	—
Corporate bonds	29,010	—	29,010	—
Short-term investments:
U.S. Treasury and agency obligations	49,996	—	49,996	—
Municipal bonds	7,997	—	7,997	—
Corporate bonds	88,171	—	88,171	—
Commercial paper	368,665	—	368,665	—
Total assets	$932,571	$218,984	$713,587	$—
Liabilities
Long-term notes	$38,402	$—	$38,402	$—
Contingent purchase consideration	1,963	—	—	1,963
Interest rate swap	603	—	603	—
Total liabilities	$40,968	$—	$39,005	$1,963

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$155,080	$155,080	$—	$—
Commercial paper	54,712	—	54,712	—
Short-term investments:
Corporate bonds	259,422	259,422	—	—
Commercial paper	236,752	—	236,752	—
Certificate of deposit	6,501	6,501	—	—
Long-term investments and other assets:
Auction rate securities	592	—	—	592
Interest rate swap	13	—	13	—
Total assets	$713,072	$421,003	$291,477	$592
Liabilities
Long-term notes	$42,004	$—	$42,004	$—
Contingent purchase consideration	273	—	—	273
Total liabilities	$42,277	$—	$42,004	$273
Short-term investments consist of liquid investments including U.S. government and government agency notes, corporate bonds, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year and are recorded at amortized cost. There were no impairments for the investments considered held-to-maturity at December 31, 2020 and December 31, 2019.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	December 31, 2020		December 31, 2019
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$514,835	$514,829	$502,546	$502,675

The Company entered into an interest rate swap that is designated as a cash flow hedge associated with a long-term note issued during the second quarter of 2016 that will terminate with the long-term note in May 2023. The fair value at December 31, 2020 for the interest rate swap considered pricing models whose inputs are observable for the securities held by the Company.
At December 31, 2020 and December 31, 2019, the Company's long-term notes consisted of a variable rate note and a fixed rate note, and are reported at amortized cost on the consolidated balance sheets. For disclosure purposes, the fair value of the long-term notes was estimated using a discounted cash flow model using observable market interest rates and are classified as a level 2. Based on the discounted cash flow model, the fair values of the long-term notes at December 31, 2020 and 2019 were $38,402 and $42,004, respectively, as compared to the book value of $37,967 and $41,708, respectively.
The fair value of contingent consideration was determined using an income approach at the respective business combination date and at the reporting date. That approach is based on significant inputs that are not observable in the market and include key assumptions such as assessing the probability of meeting certain milestones required to earn the contingent consideration.
The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	2020	2019	2018
Auction rate securities
Balance, January 1	$592	$847	$1,016
Redemptions	(596)	(264)	(207)
Change in fair value	4	9	38
Balance, December 31	$—	$592	$847
Contingent purchase consideration
Balance, January 1	$273	$898	$902
Period transactions	1,963	—	—
Cash payments	(272)	(632)	—
Change in fair value	—	(29)	48
Foreign exchange adjustment	(1)	36	(52)
Balance, December 31	$1,963	$273	$898
The auction rate securities were called during the year ended December 31, 2020. The net gain previously included in accumulated other comprehensive income was released and included in net income, in the amount of $232.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

4. INVENTORIES
Inventories consist of the following:

	December 31,
	2020	2019
Components and raw materials	$190,775	$200,390
Work-in-process	47,251	49,620
Finished goods	126,967	130,780
Total	$364,993	$380,790
The Company recorded inventory provisions totaling $45,375, $38,902 and $12,981 for the years ended December 31, 2020, 2019 and 2018, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
5. BUSINESS COMBINATIONS
During the fourth quarter of 2020, the Company acquired Pi-Tecnologia S.A. ("PiTec"), which is located in Brazil, to support development in advanced photonics. The acquisition price was $2,717, of which $906 was paid at closing and the remainder of which may be earned over three years based on reaching certain financial targets. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which amounted to $3,211. The goodwill arising from this acquisition will not be deductible for tax purposes. The purchase price allocations related to the PiTec acquisition included in the Company's consolidated financial statements are not complete. They represent the preliminary fair value estimates as of December 31, 2020 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in changes to the amounts and allocations recorded.
During the first quarter of 2019, the Company acquired the submarine networks division (SND) of Padtec SA, a communications equipment company based in Brazil. SND is a provider of submarine networking technology and systems. The Company paid $19,560 to acquire SND, which represents the fair value on that date. Of the purchase price, $2,322 at December 31, 2020 ($2,914 at December 31, 2019) was held back in a restricted bank account for potential post-closing adjustments related to indemnities provided by the seller. The restricted cash balance is recorded in the consolidated balance sheets as presented in Note 1. The liability related to the amount due to the seller if the indemnities are satisfied is included within accrued expenses and other current liabilities as of December 31, 2020 on the consolidated balance sheets. Any excess of the purchase price was allocated to goodwill.
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
The operating results of Genesis Systems and RC are included in the consolidated results of operations from the date of acquisition. The impact of earnings from Genesis Systems and RC from January 1, 2018 to the date of acquisition were not material to the Company. If the Genesis Systems acquisition had occurred on January 1, 2018, the unaudited consolidated pro forma net sales would have been $1,551,373 for the year ended December 31, 2018.
6. RESTRUCTURING
In the second half of 2019, the Company implemented restructuring programs globally, which were primarily focused on workforce reduction, facility consolidation and ceasing investment in the submarine telecommunications industry.
Activity related to the restructuring accrual was as follows:

	Severance and Employee Benefit Costs	Contract Cancellations	Total
Balance at January 1, 2019	$—	$—	$—
Charges	1,466	314	1,780
Cash payments	(1,317)	(275)	(1,592)
Balance at December 31, 2019	149	39	188
Charges	417	89	506
Cash payments	(560)	(128)	(688)
Foreign exchange adjustment	(6)	—	(6)
Balance at December 31, 2020	$—	$—	$—

7. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019:

	2020	2019
Balance at January 1	$82,092	$100,722
Adjustments to goodwill during the measurement period	—	448
Goodwill arising from business combinations	3,211	19,076
Impairment losses	(44,589)	(37,120)
Foreign exchange adjustment	652	(1,034)
Balance at December 31	$41,366	$82,092

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The Company tests its reporting units for goodwill impairment annually as of the first day of the fourth quarter, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For certain reporting units, the Company performed a quantitative assessment using the discounted cash flow method under the income approach to estimate the fair value.
During the third quarter of 2020, the Company concluded that declines in revenue and order flow for the Genesis custom systems business caused by pandemic-related decreases in capital spending in the aerospace and transportation industries were a triggering event requiring a goodwill impairment evaluation. The Company performed a quantitative assessment using the discounted cash flow method under the income approach as well as the guideline public company analysis and guideline transaction analysis under the market approach to estimate the fair value of the custom systems business. As a result, the Company recognized a non-cash impairment loss of $44,589, which was equal to the carrying amount of goodwill prior to its impairment. The analysis considered internal forecasts of sales, profitability and capital expenditures, as well as valuation multiples of comparable public companies and valuation multiples of transactions of comparable companies. The Company performed the 2020 annual impairment test as of October 1, 2020, and no additional impairments were recorded as a result of this test. The carrying balance of goodwill at December 31, 2020 was net of accumulated impairments of $81,709.
As a result of the 2019 annual impairment test for the transceivers reporting unit, the Company recognized a non-cash impairment loss of $19,325, which was equal to the goodwill carrying amount prior to its impairment. The analysis considered lower than forecasted sales and profitability, as well as the impact of delays in new product launches. Additionally, in 2019 the Company decided that it would not make further investments required to obtain the necessary market share in the submarine telecommunications industry and commenced efforts to sell the submarine networks reporting unit. As a result that decision, the Company recognized a non-cash impairment loss of $17,795, which decreased the net assets to the estimated net realizable value as of December 31, 2019. The Company sold the submarine networks reporting unit in the third quarter of 2020. The carrying balance of goodwill at December 31, 2019 was net of accumulated impairments of $37,120.
Intangible assets, subject to amortization, consisted of the following:

	December 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$58,041	$(17,674)	$40,367	11 years	$57,866	$(11,993)	$45,873	11 years
Technology, trademark and trade name	40,518	(20,949)	19,569	7 years	41,297	(16,128)	25,169	7 years
Production know-how	9,325	(8,167)	1,158	7 years	9,180	(7,415)	1,765	7 years
Patents	8,036	(7,016)	1,020	8 years	8,036	(6,572)	1,464	8 years
Total	$115,920	$(53,806)	$62,114		$116,379	$(42,108)	$74,271
Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $11,974, $12,945 and $8,170, respectively.
The estimated future amortization expense for intangibles as of December 31, 2020 is as follows:

2021	2022	2023	2024	2025	Thereafter	Total
$11,591	$10,761	$9,861	$7,522	$6,311	$16,068	$62,114

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
	2020	2019
Land	$51,454	$45,676
Buildings	412,725	400,617
Machinery and equipment	473,420	449,783
Office furniture and fixtures	77,196	70,001
Construction-in-progress	70,341	44,201
Total property, plant and equipment	1,085,136	1,010,278
Accumulated depreciation	(487,609)	(409,426)
Total property, plant and equipment — net	$597,527	$600,852
The Company recorded depreciation expense of $78,414, $78,959 and $68,231 for the years ended December 31, 2020, 2019 and 2018, respectively.
Long-lived assets include property, plant and equipment, related deposits on such assets and demonstration equipment. The geographic locations of the Company's long-lived assets, net, based on physical location of the assets, as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
United States	$362,395	$366,059
Germany	86,980	86,881
Russia	66,924	84,471
Belarus	38,304	28,361
China	8,175	8,933
Other	49,170	43,255
Total	$611,948	$617,960

9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	December 31,
	2020	2019
Contract liabilities	$71,246	$59,531
Accrued compensation	62,785	48,881
Current portion of accrued warranty	24,345	23,114
Short-term lease liabilities	5,778	5,300
Other	12,586	12,956
Total	$176,740	$149,782

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

10. PRODUCT WARRANTIES
Activity related to the warranty accrual was as follows:

	2020	2019	2018
Balance at January 1	$48,866	$51,422	$47,517
Provision for warranty accrual	24,555	22,613	24,948
Warranty claims	(30,002)	(24,826)	(18,922)
Foreign currency translation and other	2,250	(343)	(2,121)
Balance at December 31	$45,669	$48,866	$51,422
Accrued warranty reported in the accompanying consolidated financial statements as of December 31, 2020 and December 31, 2019 consists of $24,345 and $23,114 in accrued expenses and other liabilities and $21,324 and $25,752 in other long-term liabilities, respectively.
11. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	December 31,
	2020	2019
Total notes payable	$37,967	$41,708
Less: current portion	(3,810)	(3,740)
Total long-term debt	$34,157	$37,968
Term Debt:
Long-Term Notes — At December 31, 2020, the outstanding principal balance on the long-term notes was $37,967 of which $3,810 is the current portion. The Company has an unsecured long-term note of $18,406 of which $1,187 is the current portion. The interest on this unsecured long-term note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15,438. The Company has another note that is secured by the corporate aircraft with an outstanding principal balance of $19,561 of which $2,623 is the current portion. The interest on this collateralized long-term note is fixed at 2.74% per annum. The collateralized long-term note matures in July 2022, at which time the outstanding principal balance will be $15,375.
The future principal payments for the Company’s notes as of December 31, 2020 are as follows:

2021	$3,810
2022	18,126
2023	16,031
Total	$37,967
Revolving Line of Credit Facilities:
U.S. Line of Credit — The Company maintains an unsecured revolving line of credit with a principal amount of $75,000, expiring in April 2025. The line of credit bears interest at a variable rate of LIBOR plus 0.80% to 1.20% depending on the Company's financial performance. Part of this credit facility is available to the Company's foreign subsidiaries including those in India, China, Japan and Brazil based on management discretion. At December 31, 2020, there were no outstanding drawings, however, there were $3,300 of guarantees issued against the line which reduced the total availability. At December 31, 2020, the remaining availability under this line was $71,700.
The Company is required to meet certain financial covenants associated with its U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that the Company maintains a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

times its trailing twelve months EBITDA. Funded debt is decreased by its cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50,000 up to a maximum of $500,000.
 Euro Line of Credit — The Company maintains an unsecured revolving line of credit with a principal amount of €50,000 ($61,319 at December 31, 2020), expiring in July 2023. The line of credit bears interest at various rates based upon the type of loan. This credit facility is available to the Company's foreign subsidiaries including those in Germany, Russia, China and Italy based on management discretion. At December 31, 2020, there were no drawings, however, there were $3,424 of guarantees issued against the line which reduced the total availability. At December 31, 2020, the remaining availability under this line was $57,895.
Other European Facilities — The Company maintains two Euro credit lines in Italy with aggregate available principal of €2,000 ($2,453 as of December 31, 2020), with no expiration date, which bear interest at market rates that reset at the beginning of each quarter. At December 31, 2020, there were no outstanding drawings and the aggregate remaining availability under these lines was $2,453. These facilities are collateralized by a common pool of the assets of the Company's Italian subsidiary.
12. DERIVATIVE INSTRUMENTS
The Company's only outstanding derivative financial instrument is an interest rate swap that is classified as a cash flow hedge of its variable rate debt. The fair value amounts in the consolidated balance sheets were:

	December 31,
	2020	2019
Notional amounts (1)	$18,406	$19,594
Fair values:
Other assets	—	13
Deferred income taxes and other long-term liabilities	603	—
(1) Notional amounts represent the gross contract/notional amount of the derivative outstanding.
The derivative gains and losses in the consolidated financial statements for the years ended December 31, 2020, 2019 and 2018, related to the Company's current and previous interest rate swap contracts were as follows:

	Year Ended December 31,
	2020	2019	2018
Effective portion recognized in other comprehensive income (loss), pretax:
Interest rate swap	$(616)	$(18)	$15

13. LEASES
The Company leases certain warehouses, office spaces, land, vehicles and equipment under operating lease agreements. The remaining terms of these leases range from less than 1 year to 44 years. The operating lease expense for the years ended December 31, 2020, 2019 and 2018, totaled $7,797, $8,800 and $6,175, respectively. The cash paid for amounts included in the measurement of lease liabilities included in the operating cash flows from operating leases was $6,634 and $6,802 for the years ended December 31, 2020 and 2019, respectively. The Company does not have any finance lease arrangements.
The Company's operating lease assets and lease liabilities consist of the following as of December 31, 2020 and 2019:

		Year Ended December 31,
Account	Classification	2020	2019
Right-of-use assets	Other assets	$21,720	$23,028
Short-term lease liabilities	Accrued expenses and other liabilities	5,778	5,300
Long-term lease liabilities	Deferred income taxes and other long-term liabilities	18,448	20,410
Total lease liabilities		$24,226	$25,710

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The table below presents the maturities of operating lease liabilities as of December 31, 2020:

2021	$6,452
2022	4,854
2023	3,573
2024	2,251
2025	2,076
Thereafter	8,311
Total future minimum lease payments	27,517
Less: imputed interest	(3,291)
Present value of lease liabilities	$24,226
Other information relevant to the Company's operating leases consist of the following as of December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Weighted-average remaining lease term	9 years	9 years
Weighted-average discount rate	3.46%	3.58%

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
Contractual Obligations — The Company has entered into various purchase obligations that include agreements for construction of buildings, raw materials and equipment. Obligations under these agreements were $51,730 and $53,922 as of December 31, 2020 and 2019, respectively.
Legal proceedings — From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of December 31, 2020 and through the date of the Company's subsequent review period of February 22, 2021, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's Consolidated Financial Statements.
15. STOCK-BASED COMPENSATION
Stock-based compensation is included in the following financial statement captions:

	Year Ended December 31,
	2020	2019	2018
Cost of sales	$10,392	$9,249	$6,535
Sales and marketing	4,395	3,815	2,550
Research and development	9,122	7,690	6,410
General and administrative	11,749	12,824	12,532
Total stock-based compensation	35,658	33,578	28,027
Tax benefit recognized	(7,498)	(5,114)	(6,632)
Net stock-based compensation	$28,160	$28,464	$21,395

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Incentive Plans — In February 2006, the Company's board of directors adopted the 2006 Incentive Compensation Plan (the "2006 Plan"), which provides for the issuance of stock options, performance stock units ("PSUs"), restricted stock units ("RSUs"), other equity-based awards and cash awards to the Company's directors, employees, consultants and advisors. In June 2006, the Company's board of directors adopted the Non-Employee Directors Stock Plan (the "Directors Plan") for non-employee directors, which was subsequently merged into the 2006 Plan. A total of 10,363,465 shares are reserved under the 2006 Plan. At December 31, 2020, 2,851,428 shares of the Company's stock were available for future grant under the 2006 Plan. The Company may grant stock options only at an exercise price equal to or greater than the fair market value of its common stock on the date of grant. Equity awards generally vest over periods of one to four years and generally expire ten years after the date of the grant. The vesting of awards under the 2006 Plan accelerate following the occurrence of certain change of control events, if the participant's employment is terminated within two years without cause or if the successor entity does not agree to assume existing awards or replace with equivalent value awards. Awards granted to non-employee directors automatically become exercisable upon a change of control. All shares issued under the 2006 Plan and Directors Plan are registered shares, newly issued by the Company.
The Company granted certain PSUs to executive officers and other senior managers. PSUs are based on relative total stockholder return ("TSR") and, starting in 2020, operating cash flow metrics ("OCF"). PSU agreements provide for the award of PSUs with each unit representing the right to receive one share of the Company's common stock to be issued after the applicable award vesting period. The final number of units awarded, if any, for these performance grants will be determined as of the vesting dates, based upon (i) in the case of TSR PSUs granted in 2020, the Company's total shareholder return over the performance period compared to the S&P 1500 Composite / Electronic Equipment Instruments & Components Index, and (ii) in the case of OCF PSUs, the ratios of the Company's operating cash flow to adjusted net income during three years in the performance period. The final number of units awarded under each of the TSR PSUs and OCF PSUs could range from between 0% and 200% of the amount of the target award.
During the year ended December 31, 2020, the Company did not grant stock options to employees, replacing them with a grant of RSUs. The assumptions used in the Black-Scholes model for the calculation of the options were as follows for the years ended December 31:

	2019	2018
Expected term	4.3 - 5.1 years	4.1 - 4.9 years
Volatility	37% - 38%	31% - 36%
Risk-free rate of return	1.66% - 2.55%	2.54% - 3.01%
Dividend yield	0.25%	0.25%
Forfeiture rate	—%	—%
The following table summarizes the option activity for the years ended December 31:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding — January 1, 2018	1,797,493	$73.95
Granted	257,111	232.26
Exercised	(282,720)	58.94
Forfeited	(24,810)	131.36
Outstanding — December 31, 2018	1,747,074	98.93	5.80	$58,084
Granted	334,740	153.78
Exercised	(192,533)	56.58
Forfeited	(46,839)	149.64
Outstanding — December 31, 2019	1,842,442	112.03	5.73	$85,110
Granted	—
Exercised	(533,716)	70.17
Forfeited	(36,103)	179.85
Outstanding — December 31, 2020	1,272,623	$127.74	5.47	$125,550
Unvested — December 31, 2020	382,729	$171.98	7.57	$21,386
Exercisable — December 31, 2020	889,894	$108.71	4.57	$104,164

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The intrinsic value of the options exercised during the years ended December 31, 2020, 2019 and 2018, was $52,868, $17,891 and $51,266, respectively. There were no options granted for the year ended December 31, 2020. The total compensation cost related to non-vested option awards not yet recorded at December 31, 2020 was $13,522 which is expected to be recognized over a weighted-average of 1.9 years.
The following table summarizes the RSUs activity for the years ended December 31:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding — January 1, 2018	378,261	$96.23
Granted	80,254	227.45
Vested	(97,997)	91.62
Canceled	(9,497)	121.37
Outstanding — December 31, 2018	351,021	126.93	2.62	$39,767
Granted	120,090	151.94
Vested	(147,606)	120.58
Canceled	(16,667)	139.73
Outstanding — December 31, 2019	306,838	139.09	2.57	$44,467
Granted	198,606	145.10
Vested	(168,733)	115.77
Canceled	(16,025)	157.36
Outstanding — December 31, 2020	320,686	$154.29	1.33	$71,766
The intrinsic value of the RSUs that vested during the years ended December 31, 2020, 2019 and 2018, was $22,252, $22,638 and $22,978, respectively. The total compensation cost related to non-vested RSU awards not yet recorded at December 31, 2020 was $35,060 which is expected to be recognized over a weighted-average of 2.7 years. The aggregate fair value of awards vested during the year ended December 31, 2020 was $19,535.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The weighted-average fair value of TSR PSUs was determined using the Monte Carlo simulation model incorporating the following weighted-average assumptions:

	2020	2019	2018
Performance term	3.0 years	3.0 years	3.0 years
Volatility	19% - 44%	18% - 40%	13% - 32%
Risk-free rate of return	1.39%	2.48%	2.41%
Dividend yield	—%	—%	—%
Weighted-average fair value per share	$169.28	$192.46	$284.78
The following table summarizes TSR PSUs activity for the years ended December 31:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding — January 1, 2018	75,949	$119.45
Granted	33,706	238.12
Vested	—
Canceled	—
Outstanding — December 31, 2018	109,655	146.96	1.77	$12,423
Granted	34,989	190.83
Vested	(43,594)	128.54
Canceled	(1,208)	228.68
Outstanding — December 31, 2019	99,842	162.34	1.84	$14,469
Granted	18,411	170.42
Vested	(48,659)	106.03
Canceled	(1,769)	204.01
Outstanding — December 31, 2020	67,825	$206.21	1.28	$15,179
TSR PSUs are included at 100% of target goal. The intrinsic value of the TSR PSUs vested during the year ended December 31, 2020 was $6,211. The total compensation cost related to nonvested awards not yet recorded at December 31, 2020 was $5,190 which is expected to be recognized over a weighted average of 1.8 years. The aggregate fair value of awards vested during the year ended December 31, 2020 was $5,159.
The weighted-average fair value of the OCF PSUs was determined using the Black-Scholes model incorporating the following assumptions:

2020
Performance term	3.0 years
Volatility	—%
Risk-free rate of return	1.39%
Dividend yield	0.10%
Weighted-average fair value per share	$143.51

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table summarizes OCF PSUs activity for the year ended December 31:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding — January 1, 2020	$—
Granted	24,817	$143.51
Vested	—
Canceled	(716)	143.51
Outstanding — December 31, 2020	24,101	$143.51	2.16	$5,394
OCF PSUs are included at 100% of target goal. The total compensation cost related to nonvested awards not yet recorded at December 31, 2020 was $2,495 which is expected to be recognized over a weighted average of 2.3 years.
16. EMPLOYEE BENEFIT PLANS
The Company maintains a defined contribution retirement plan offered to all of its U.S. employees, as well as plans at certain foreign and domestic subsidiaries. The Company makes matching contributions to each plan, which amounted to approximately $6,253, $6,005 and $4,261, respectively for years ended December 31, 2020, 2019 and 2018.
The Company has an employee stock purchase plan offered to its U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or the last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee's compensation and are subject to other limitations. Compensation expense related to the employee stock purchase plan was $2,033, $2,254 and $925 for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there were 294,544 shares available for issuance under the employee stock purchase plan.
17. INCOME TAXES
Income before the impact of income taxes for the years ended December 31 consisted of the following:

	2020	2019	2018
U.S.	$5,490	$59,790	$146,855
Foreign	200,202	188,586	387,540
Total	$205,692	$248,376	$534,395
The Company's provision for income taxes for the years ended December 31 consisted of the following:

	2020	2019	2018
Current:
Federal	$3,871	$7,127	$7,274
State	688	2,405	2,097
Foreign	53,608	74,072	125,431
Total current	58,167	83,604	134,802
Deferred:
Federal	(10,300)	(4,896)	2,497
State	(1,594)	(1,658)	8,449
Foreign	(919)	(8,935)	(15,522)
Total deferred	(12,813)	(15,489)	(4,576)
Provision for income taxes	$45,354	$68,115	$130,226

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision for the years ended December 31, were as follows:

	2020	2019	2018
Tax at statutory rate	$43,201	$52,159	$112,223
Non-U.S. rate differential — net	10,968	14,958	26,985
State income taxes — net	697	2,362	3,367
Stock-based compensation - tax benefit	(9,664)	(5,114)	(13,298)
Foreign derived intangible income benefit ("FDII")	—	(4,763)	(7,930)
Global intangible low-taxed income taxed in the U.S. ("GILTI")	—	4,648	5,955
Goodwill impairment	—	10,009	—
Effect of 2017 U.S. Tax Cuts and Jobs Act	—	—	(4,747)
Withholding tax on intercompany dividend	2,193	3,122	—
Effect of changes in enacted tax rates on deferred tax assets and liabilities	(23)	(639)	8,007
Federal and state tax credits	(6,762)	(12,173)	(11,024)
Russia investment tax credit	(3,228)	—	—
Change in reserves, including interest and penalties	3,878	779	2,290
Change in valuation allowance	2,019	4,515	7,421
Other — net	2,075	(1,748)	977
Provision for income taxes	$45,354	$68,115	$130,226
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, were as follows:

	2020	2019
Inventory provisions	$29,657	$23,611
Allowances and accrued liabilities	12,719	10,502
Deferred compensation	3,256	9,428
Other tax credits	15,571	15,001
Net operating loss carryforwards	11,594	5,748
Property, plant and equipment	(7,401)	(18,607)
Withholding tax on intercompany dividend	(2,774)	(3,597)
Valuation allowance	(22,617)	(14,384)
Net deferred tax assets	$40,005	$27,702
The Company has recorded $2,774 and $3,597 as a deferred tax liability on December 31, 2020 and 2019, respectively, for certain withholding and dividend taxes related to possible future distributions from subsidiaries to their respective parent companies. The Company paid a dividend from its German subsidiary in 2020 of $166,055 and continues to plan for future dividends to the extent the entity’s cash exceeds its operational and investment needs. Since there is no federal or withholding tax on such distributions from Germany to the U.S., the Company has accrued only a state tax on future dividends from Germany. Also, the Company’s subsidiary in Russia paid a dividend of $50,000 to its parent company in Germany in 2019 and paid a 5% withholding tax on that dividend. In addition, the Company accrues taxes to the extent that foreign subsidiaries have cash in excess of their operational needs. The withholding tax liabilities at both December 31, 2020 and 2019 are primarily related to dividends out of the Company’s Russian subsidiary. With regard to future repatriation of undistributed earnings of other non-U.S. subsidiaries, the Company continues to consider these earnings to be indefinitely reinvested to the extent the cash balance in each subsidiary is less than current needs for operations and expansion. At December 31, 2020 and 2019, the cumulative undistributed earnings in non-U.S. subsidiaries were approximately $1,051,893 and $1,078,879, respectively.
In determining the Company’s 2020 and 2019 tax provisions, the Company calculated the deferred tax assets and liabilities for each separate tax entity. The Company then considered a number of factors including the positive and negative

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
evidence regarding the realization of deferred tax assets to determine whether a valuation allowance should be recognized with respect to the deferred tax assets.
As of December 31, 2020 and 2019, the Company had state tax credit carryforwards (net of federal tax benefit) of $15,571 and $15,003, respectively. The state tax credit carryforwards begin expiring in 2021. The Company has determined that it is not more likely than not that some of the state credits will be used before the expiration date and has accrued a valuation allowance of $12,414 and $10,632 as of December 31, 2020 and 2019, respectively.
The Company has tax loss carryforwards in foreign jurisdictions totaling $36,318 and $13,218 as of December 31, 2020 and 2019, respectively. The Company does not believe it is more likely than not that any of the loss carryforwards can be used and has provided a valuation allowance against the tax benefit of the losses in foreign jurisdictions of $10,210 and $3,753 at December 31, 2020 and 2019, respectively. The Company's acquisition of Menara Networks, Inc. ("Menara") in 2016 included net operating loss carryforwards of $22,242. As of December 31, 2020 and 2019, the Company had $5,121 and $8,953 of these net operating loss carryforwards remaining, respectively. No valuation allowance has been provided for these carryforwards as the Company expects to be able to fully utilize them to offset future income.
The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves recorded are based on a determination of whether and how much of a tax benefit taken by the Company in the Company's tax filings or positions is "more likely than not" to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2020	2019
Balance at January 1	$11,416	$11,206
Change in prior period positions	(427)	(1,776)
Settlement of prior period position	—	(230)
Additions for tax positions in current period	4,000	2,000
Foreign exchange adjustments	(283)	216
Balance at December 31	$14,706	$11,416
Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company's effective tax rate, if recognized.
Estimated penalties and interest related to the underpayment of income taxes were $305, $543 and $631 for the years ended December 31, 2020, 2019 and 2018, respectively, and are included within the provision for income taxes. Total accrued penalties and interest related to the underpayment of income taxes were $1,977 and $1,672 at December 31, 2020 and 2019, respectively.
The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently under a tax audit in the U.S. for the years 2017 to 2018. Open tax years by major jurisdictions are:

United States	2017 - 2020
Germany	2017 - 2020
Russia	2016 - 2020

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
18. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Year Ended December 31,
	2020	2019	2018
Net income attributable to IPG Photonics Corporation	$159,572	$180,234	$404,027
Net income attributable to common stockholders	159,572	180,234	404,027
Basic weighted average shares	53,186	53,061	53,522
Dilutive effect of common stock equivalents	599	778	1,204
Diluted weighted average common shares	53,785	53,839	54,726
Basic net income attributable to IPG Photonics Corporation per share	$3.00	$3.40	$7.55
Basic net income attributable to common stockholders	$3.00	$3.40	$7.55
Diluted net income attributable to IPG Photonics Corporation per share	$2.97	$3.35	$7.38
Diluted net income attributable to common stockholders	$2.97	$3.35	$7.38
The computation of diluted weighted average common shares excludes certain common stock equivalents, including non-qualified stock options, PSUs, RSUs and the employee stock purchase plan because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the years ended December 31, 2020, 2019 and 2018, respectively, were as follows:

	Year Ended December 31,
	2020	2019	2018
Non-qualified stock options	536,500	571,000	204,300
Restricted stock units	29,100	58,700	60,500
Performance stock units	—	40,900	14,900
Total weighed average anti-dilutive shares outstanding	565,600	670,600	279,700
On May 5, 2020, the Company announced that its Board of Directors authorized the purchase of up to $200,000 of IPG common stock. This new authorization is separate from, and in addition to, the Company's $125,000 stock repurchase program authorized in February 2019. Under the two share purchase authorizations, IPG may repurchase shares of common stock (a) in an amount not to exceed the lesser of the number of shares issued to employees and directors under the Company's various employee and director equity compensation and employee stock purchase plans in 2019 and 2020 or $125,000 plus (b) $200,000, in both cases exclusive of any fees, commissions or other expenses. Share repurchases may be made periodically in open-market transactions using the Company's working capital and are subject to market conditions, legal requirements and other factors. The share purchase program authorization does not obligate the Company to repurchase any dollar amount or number of its shares, and repurchases may be commenced or suspended from time to time without prior notice.
For the years ended December 31, 2020, 2019 and 2018, respectively, the Company repurchased 301,660 shares, 301,262 shares, and 1,051,825 shares of its common stock with an average price of $125.58, $135.21 and $167.39 per share in the open market, respectively. As of December 31, 2020 the remaining amount authorized under the programs is up to $246,000, but may be less depending upon the equity compensation and employee stock purchase plan dilution during the programs. The impact on the reduction of weighted average shares for years ended December 31, 2020, 2019 and 2018 was 201,953 shares, 97,054 shares and 363,936 shares, respectively.
19. RELATED-PARTY TRANSACTIONS
The Company's Chief Executive Officer ("CEO") leases the annual right to use 25% of the Company's corporate aircraft under a lease signed in July 2017. The lease expires July 2022. The annual lease rate is $925 and future rent payments are adjusted annually. The Company invoiced the CEO $937, $924 and $925 in 2020, 2019, and 2018, respectively, under the aircraft leases. There was $154 due to the Company at December 31, 2020, and there were no amounts due at December 31, 2019. The CEO directly pays an unrelated flight management firm for the operating costs of his private use including pilot fees, fuel and other costs.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
In 2020, 2019 and 2018, the Company purchased various equipment, parts and services from a company for which one of the Company's independent directors was chairman of its board of directors. The payments for 2020, 2019 and 2018 totaled $760, $51 and $947, respectively. There was $566 due to this company at December 31, 2020, and there were no amounts due at December 31, 2019.
The Company sold various equipment and parts to a different company for which one of the Company's independent directors is also an independent director. The sales totaled $675 for 2020, and there were no sales for 2019 and 2018. There was $334 due to the Company at December 31, 2020, and there were no amounts due at December 31, 2019.
20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$249,242	$296,411	$318,441	$336,630
Gross profit	102,876	136,449	152,792	146,879
Net income attributable to IPG Photonics Corporation	36,403	38,226	35,604	49,339
Net income per share, basic	0.69	0.72	0.67	0.92
Net income per share, diluted	0.68	0.71	0.66	0.92
Net income attributable to IPG Photonics Corporation as well as the basic and diluted income per share in the third quarter of the year ended December 31, 2020 were impacted by goodwill impairment discussed in Note 7.

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