Form 10-Q
period 2021-06-30
IPG PHOTONICS CORP
filed 2021-08-04
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 3, 2021, there were 53,496,953 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$754,199	$876,231
Short-term investments	743,210	514,835
Accounts receivable, net	250,669	264,321
Inventories	404,547	364,993
Prepaid income taxes	64,810	69,893
Prepaid expenses and other current assets	73,157	57,804
Total current assets	2,290,592	2,148,077
Deferred income taxes, net	45,751	43,197
Goodwill	39,000	41,366
Intangible assets, net	59,070	62,114
Property, plant and equipment, net	612,420	597,527
Other assets	39,679	43,419
Total assets	$3,086,512	$2,935,700
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3,846	$3,810
Accounts payable	50,714	25,748
Accrued expenses and other current liabilities	192,164	176,740
Income taxes payable	9,181	8,280
Total current liabilities	255,905	214,578
Deferred income taxes and other long-term liabilities	92,102	92,854
Long-term debt, net of current portion	32,225	34,157
Total liabilities	380,232	341,589
Commitments and contingencies (Note 12)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 55,725,678 and 53,491,889 shares issued and outstanding, respectively, at June 30, 2021; 55,461,246 and 53,427,234 shares issued and outstanding, respectively, at December 31, 2020.	6	6
Treasury stock, at cost, 2,233,789 and 2,034,012 shares held at June 30, 2021 and December 31, 2020, respectively.	(345,345)	(303,614)
Additional paid-in capital	883,546	854,301
Retained earnings	2,326,118	2,188,191
Accumulated other comprehensive loss	(159,407)	(146,065)
Total IPG Photonics Corporation equity	2,704,918	2,592,819
Non-controlling interests	1,362	1,292
Total equity	2,706,280	2,594,111
Total liabilities and equity	$3,086,512	$2,935,700
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net sales	$371,658	$296,411	$717,243	$545,653
Cost of sales	191,130	159,962	372,724	306,328
Gross profit	180,528	136,449	344,519	239,325
Operating expenses:
Sales and marketing	19,193	17,326	38,076	36,009
Research and development	35,191	31,584	68,530	63,422
General and administrative	31,066	26,399	61,158	53,523
Impairment of long-lived assets and other restructuring charges	—	1,165	—	1,165
Loss (gain) on foreign exchange	2,826	12,766	(4,339)	(6,799)
Total operating expenses	88,276	89,240	163,425	147,320
Operating income	92,252	47,209	181,094	92,005
Other (expense) income, net:
Interest (expense) income, net	(407)	1,856	(902)	4,929
Other income, net	28	449	281	640
Total other (expense) income	(379)	2,305	(621)	5,569
Income before provision for income taxes	91,873	49,514	180,473	97,574
Provision for income taxes	22,196	11,148	42,574	22,442
Net income	69,677	38,366	137,899	75,132
Less: net (loss) income attributable to non-controlling interests	(123)	140	(28)	503
Net income attributable to IPG Photonics Corporation common stockholders	$69,800	$38,226	$137,927	$74,629
Net income attributable to IPG Photonics Corporation per common share:
Basic	$1.31	$0.72	$2.58	$1.41
Diluted	$1.29	$0.71	$2.55	$1.39
Weighted average common shares outstanding:
Basic	53,472	53,040	53,548	53,083
Diluted	53,999	53,530	54,145	53,628
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$69,677	$38,366	$137,899	$75,132
Other comprehensive income, net of tax:
Translation adjustments	19,116	35,534	(13,363)	(37,883)
Unrealized gain (loss) on derivatives	51	(1)	119	35
Total other comprehensive income (loss)	19,167	35,533	(13,244)	(37,848)
Comprehensive income	88,844	73,899	124,655	37,284
Less: comprehensive income attributable to non-controlling interests	194	93	70	237
Comprehensive income attributable to IPG Photonics Corporation	$88,650	$73,806	$124,585	$37,047
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$137,899	$75,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,976	47,350
Deferred income taxes	(1,856)	1,591
Stock-based compensation	18,678	17,653
Impairment of long-lived assets	—	671
Unrealized gain on foreign currency transactions	(1,728)	(8,737)
Other	3,571	2,635
Provisions for inventory, warranty and bad debt	32,654	24,484
Changes in assets and liabilities that provided (used) cash, net of acquisitions:
Accounts receivable	12,525	33,011
Inventories	(61,220)	(15,160)
Prepaid expenses and other assets	(2,187)	(2,193)
Accounts payable	24,879	13,245
Accrued expenses and other liabilities	595	(15,590)
Income and other taxes payable	(8,596)	(43,836)
Net cash provided by operating activities	203,190	130,256
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(54,344)	(37,370)
Proceeds from sales of property, plant and equipment	258	460
Purchases of short-term investments	(1,014,033)	(421,321)
Proceeds from short-term investments	785,023	422,912
Other	(547)	115
Net cash used in investing activities	(283,643)	(35,204)
Cash flows from financing activities:
Principal payments on long-term borrowings	(1,896)	(1,862)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	10,567	8,271
Purchase of treasury stock, at cost	(41,731)	(28,230)
Payment of purchase price holdback from business combination	(2,624)	(1,650)
Net cash used in financing activities	(35,684)	(23,471)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(8,217)	(4,523)
Net (decrease) increase in cash, cash equivalents and restricted cash	(124,354)	67,058
Cash, cash equivalents and restricted cash — Beginning of period	878,553	682,984
Cash and cash equivalents — End of period	$754,199	$750,042
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,388	$1,061
Cash paid for income taxes	$41,809	$53,670
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$2,704	$4,279
Inventory transferred to machinery and equipment	$1,353	$1,928
Changes in accounts payable related to property, plant and equipment	$416	$2,297
Leased assets obtained in exchange for new operating lease liabilities	$1,258	$1,440
See Note 4 for reconciliation of cash, cash equivalents and restricted cash between the condensed consolidated balance sheets and condensed consolidated statements of cash flows.
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, April 1, 2021	53,623,865	$6	(2,048,918)	$(306,662)	$868,097	$2,256,318	$(178,257)	$1,168	$2,640,670
Exercise of stock options and vesting of RSUs and PSUs	37,824	—	—	—	2,886	—	—	—	2,886
Common stock issued under employee stock purchase plan	15,071	—	—	—	2,700	—	—	—	2,700
Purchased common stock	(184,871)	—	(184,871)	(38,683)	—	—	—	—	(38,683)
Stock-based compensation	—	—	—	—	9,863	—	—	—	9,863
Net income	—	—	—	—	—	69,800	—	(123)	69,677
Foreign currency translation adjustments	—	—	—	—	—	—	18,799	317	19,116
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	51	—	51
Balance, June 30, 2021	53,491,889	$6	(2,233,789)	$(345,345)	$883,546	$2,326,118	$(159,407)	$1,362	$2,706,280

Balance, April 1, 2020	53,127,181	$6	(1,841,171)	$(278,446)	$788,568	$2,065,022	$(220,081)	$861	$2,355,930
Exercise of stock options and vesting of RSUs and PSUs	165,852	—	—	—	11,217	—	—	—	11,217
Common stock issued under employee stock purchase plan	20,484	—	—	—	2,550	—	—	—	2,550
Purchased common stock	(131,369)	—	(131,369)	(15,514)	—	—	—	—	(15,514)
Stock-based compensation	—	—	—	—	9,224	—	—	—	9,224
Net income	—	—	—	—	—	38,226	—	140	38,366
Foreign currency translation adjustments	—	—	—	—	—	—	35,581	(47)	35,534
Unrealized (loss) on derivatives, net of tax	—	—	—	—	—	—	(1)	—	(1)
Balance, June 30, 2020	53,182,148	$6	(1,972,540)	$(293,960)	$811,559	$2,103,248	$(184,501)	$954	$2,437,306

	Six Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2021	53,427,234	$6	(2,034,012)	$(303,614)	$854,301	$2,188,191	$(146,065)	$1,292	$2,594,111
Exercise of stock options and vesting of RSUs and PSUs	249,361	—	—	—	7,867	—	—	—	7,867
Common stock issued under employee stock purchase plan	15,071	—	—	—	2,700	—	—	—	2,700
Purchased common stock	(199,777)	—	(199,777)	(41,731)	—	—	—	—	(41,731)
Stock-based compensation	—	—	—	—	18,678	—	—	—	18,678
Net income	—	—	—	—	—	137,927	—	(28)	137,899
Foreign currency translation adjustments	—	—	—	—	—	—	(13,461)	98	(13,363)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	119	—	119
Balance, June 30, 2021	53,491,889	$6	(2,233,789)	$(345,345)	$883,546	$2,326,118	$(159,407)	$1,362	$2,706,280

Balance, January 1, 2020	53,010,875	$5	(1,732,352)	$(265,730)	$785,636	$2,028,734	$(146,919)	$717	$2,402,443
Exercise of stock options and vesting of RSUs and PSUs	390,977	1	—	—	5,720	—	—	—	5,721
Common stock issued under employee stock purchase plan	20,484	—	—	—	2,550	—	—	—	2,550
Purchased common stock	(240,188)	—	(240,188)	(28,230)	—	—	—	—	(28,230)
Stock-based compensation	—	—	—	—	17,653	—	—	—	17,653
Recently adopted accounting standards	—	—	—	—	—	(115)	—	—	(115)
Net income	—	—	—	—	—	74,629	—	503	75,132
Foreign currency translation adjustments	—	—	—	—	—	—	(37,617)	(266)	(37,883)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	35	—	35
Balance, June 30, 2020	53,182,148	$6	(1,972,540)	$(293,960)	$811,559	$2,103,248	$(184,501)	$954	$2,437,306
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
Activity related to the allowance for doubtful accounts was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$2,307	$2,135	$2,156	$2,547
Provision for bad debts, net of recoveries	(47)	(162)	141	(349)
Uncollectable accounts written off	(59)	(71)	(59)	(71)
Foreign currency translation	50	97	13	(128)
Balance, end of period	$2,251	$1,999	$2,251	$1,999
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
The following tables represent a disaggregation of revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales by Application
Materials processing	$345,653	$271,708	$662,894	$489,782
Other applications	26,005	24,703	54,349	55,871
Total	$371,658	$296,411	$717,243	$545,653

Sales by Product
High Power Continuous Wave ("CW") Lasers	$189,744	$157,478	$360,226	$276,794
Medium Power CW Lasers	18,177	10,692	34,059	21,945
Pulsed Lasers	61,773	42,577	117,168	74,416
Quasi-Continuous Wave ("QCW") Lasers	15,525	13,708	29,191	23,581
Laser and Non-Laser Systems	29,597	24,942	56,713	43,576
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	56,842	47,014	119,886	105,341
Total	$371,658	$296,411	$717,243	$545,653

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales by Geography
North America	$66,134	$53,901	$139,518	$121,240
Europe:
Germany	21,748	17,634	48,008	35,045
Other including Eastern Europe/CIS	74,339	46,547	132,932	103,779
Asia and Australia:
China	159,075	145,216	298,908	213,815
Japan	10,322	14,672	21,199	28,357
Other	37,654	16,874	70,764	39,697
Rest of World	2,386	1,567	5,914	3,720
Total	$371,658	$296,411	$717,243	$545,653

Timing of Revenue Recognition
Goods and services transferred at a point in time	$357,345	$282,159	$689,877	$515,595
Goods and services transferred over time	14,313	14,252	27,366	30,058
Total	$371,658	$296,411	$717,243	$545,653
One of the Company's customers accounted for 27% and 21% of the Company's net accounts receivable as of June 30, 2021 and December 31, 2020, respectively.
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

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table reflects the changes in the Company's contract assets and liabilities for the six months ended June 30, 2021 and 2020:

	June 30,	December 31,		June 30,	December 31,
	2021	2020	Change	2020	2019	Change
Contract assets
Contract assets	$7,044	$8,999	$(1,955)	$8,349	$9,645	$(1,296)
Contract liabilities
Contract liabilities - current	80,366	71,246	9,120	54,587	59,531	(4,944)
Contract liabilities - long-term	2,856	2,189	667	2,242	1,820	422
During the three months ended June 30, 2021 and 2020 the Company recognized revenue of $17,519 and $16,447, respectively, that was included in contract liabilities at the beginning of each period. During the six months ended June 30, 2021 and 2020 the Company recognized revenue of 47,897 and $31,443, respectively, that was included in contract liabilities at the beginning of each period.
The Company has elected the practical expedient in ASC 606-10-50-14, whereby the performance obligations for contracts with an original expected duration of one year or less are not disclosed. The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of June 30, 2021:

	Remaining Performance Obligations
	2021 (a)	2022	2023	2024	2025	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$3,041	$2,006	$1,034	$815	$377	$33	$7,306
Revenue to be earned over time from contracts to sell robotic systems	23,892	2,589	237	—	—	—	26,718
Total	$26,933	$4,595	$1,271	$815	$377	$33	$34,024
(a) For the six-month period beginning July 1, 2021.
4. RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	June 30,		December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$754,199	$747,859	$876,231	$680,070
Restricted cash included in prepaid expenses and other current assets	—	2,183	2,322	—
Restricted cash included in other assets	—	—	—	2,914
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$754,199	$750,042	$878,553	$682,984
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
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the condensed consolidated balance sheets with the exception of the interest rate swap and contingent purchase consideration, which is measured at fair value:

	Fair Value Measurements at June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$263,058	$263,058	$—	$—
Commercial paper	57,470	—	57,470	—
Corporate bonds	12,003	—	12,003	—
Municipal bonds	10,999	—	10,999	—
Short-term investments:
Commercial paper	554,794	—	554,794	—
Corporate bonds	177,265	—	177,265	—
Municipal bonds	8,117	—	8,117	—
Certificates of deposit	3,000	—	3,000	—
Total	$1,086,706	$263,058	$823,648	$—
Liabilities
Long-term debt	$36,285	$—	$36,285	$—
Contingent purchase consideration	1,529	—	—	1,529
Interest rate swap	448		448
Total	$38,262	$—	$36,733	$1,529

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$218,984	$218,984	$—	$—
Commercial paper	162,749	—	162,749	—
Corporate bonds	29,010	—	29,010	—
U.S. Treasury and agency obligations	6,999	—	6,999	—
Short-term investments:
Commercial paper	368,665	—	368,665	—
Corporate bonds	88,171	—	88,171	—
U.S. Treasury and agency obligations	49,996	—	49,996	—
Municipal bonds	7,997	—	7,997	—
Total	$932,571	$218,984	$713,587	$—
Liabilities
Long-term debt	$38,402	$—	$38,402	$—
Contingent purchase consideration	1,963	—	—	1,963
Interest rate swaps	603	—	603	—
Total	$40,968	$—	$39,005	$1,963

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Short-term investments consist of liquid investments including U.S. government and government agency notes, corporate bonds, commercial paper and certificates of deposit with original maturities of greater than three months but less than one year and are recorded at amortized cost. There were no impairments for the investments considered held-to-maturity during the quarters ended June 30, 2021 and 2020. There were no current expected credit loss allowances for the investments considered held-to-maturity at June 30, 2021 and 2020. The Company holds highly-rated held-to-maturity instruments that are within one year of maturity.
The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	June 30, 2021		December 31, 2020
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$743,210	$743,176	$514,835	$514,829
The Company entered into an interest rate swap that is designated as a cash flow hedge associated with a long-term note issued during the second quarter of 2016 that will terminate with the long-term note in May 2023. The fair value at June 30, 2021 for the interest rate swap considered pricing models whose inputs are observable for the securities held by the Company.
At June 30, 2021 and December 31, 2020, the Company's long-term notes consisted of a variable rate note and a fixed rate note, and are reported at amortized cost on the condensed consolidated balance sheets. For disclosure purposes, the fair value of the long-term notes was estimated using a discounted cash flow model using observable market interest rates and are classified as a level 2. Based on the discounted cash flow model, the fair values of the long-term notes at June 30, 2021 and December 31, 2020 were $36,285 and $38,402 respectively, as compared to the book value of $36,071 and $37,967, respectively.
The fair values of contingent purchase consideration at June 30, 2021 and December 31, 2020 were determined using an income approach at the respective business combination date and at the reporting date. The approach is based on significant inputs that are not observable in the market and include key assumptions such as assessing the probability of meeting certain milestones required to earn the contingent purchase consideration.
The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Auction rate securities
Balance, beginning of period	$—	$594	$—	$592
Change in fair value and accretion	—	2	—	4
Balance, end of period	$—	$596	$—	$596
Contingent purchase consideration
Balance, beginning of period	$1,343	$—	$1,963	$273
Cash payments	—	—	(466)	(272)
Foreign exchange adjustment	186	—	32	(1)
Balance, end of period	$1,529	$—	$1,529	$—

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
6. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2021	2020
Components and raw materials	$224,486	$190,775
Work-in-process	32,449	47,251
Finished goods	147,612	126,967
Total	$404,547	$364,993
The Company recorded inventory provisions totaling $7,620 and $5,990 for the three months ended June 30, 2021 and 2020, respectively and $15,647 and $14,441 for the six months ended June 30, 2021 and 2020. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished components and devices.
7. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill:

	Six Months Ended June 30,
	2021	2020
Balance at January 1	$41,366	$82,092
Adjustment to goodwill during measurement period	(2,205)	—
Foreign exchange adjustment	(161)	(181)
Balance at June 30	$39,000	$81,911
During the fourth quarter of 2020, the Company acquired Pi-Tecnologia S.A. ("PiTec"), which is located in Brazil, to support development in advanced photonics. The acquisition price was $2,717, of which $906 was paid at closing and the remainder of which may be earned over three years based on achievement of certain financial targets. The acquisition date contingent purchase consideration amount was $1,811. The Company paid $466 of the contingent purchase consideration on January 31, 2021. The liabilities related to the contingent purchase consideration were included in accrued expenses and other current liabilities and deferred taxes and other long-term liabilities as of June 30, 2021 and December 31, 2020. During the first quarter of 2021, the Company finalized the purchase price allocations related to the intangible assets, which resulted in adjusting the amounts that were provisionally reported as goodwill to intangible assets for customer relationships and production know-how. This adjustment reduced goodwill by $2,205, increased intangible assets by $2,929 and increased deferred tax liabilities by $724. After completion of the purchase price allocations, the $724 excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed was recorded to goodwill. The goodwill arising from this acquisition will not be deductible for tax purposes.
Intangible assets, subject to amortization, consisted of the following:

	June 30, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$60,033	$(20,785)	$39,248	10 years	$58,041	$(17,674)	$40,367	11 years
Technology, trademark and trade name	40,578	(23,653)	16,925	7 years	40,518	(20,949)	19,569	7 years
Production know-how	10,596	(8,497)	2,099	7 years	9,325	(8,167)	1,158	7 years
Patents	8,036	(7,238)	798	8 years	8,036	(7,016)	1,020	8 years
Total	$119,243	$(60,173)	$59,070		$115,920	$(53,806)	$62,114

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Amortization expense for the three months ended June 30, 2021 and 2020 was $3,079 and $2,949, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $6,336 and $6,082, respectively. The estimated future amortization expense for intangibles for the remainder of 2021 and subsequent years is as follows:

2021 (a)	2022	2023	2024	2025	Thereafter	Total
$6,118	$11,495	10,589	$8,107	$6,529	$16,232	$59,070
(a) For the six-month period beginning July 1, 2021.
8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	June 30,	December 31,
	2021	2020
Contract liabilities	$80,366	$71,246
Accrued compensation	68,858	62,785
Current portion of accrued warranty	25,116	24,345
Short-term lease liabilities	5,267	5,778
Other	12,557	12,586
Total	$192,164	$176,740
9. PRODUCT WARRANTIES
The Company typically provides one to five years parts and service warranties on lasers, laser and non-laser systems, and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
Activity related to the warranty accrual was as follows:

	Six Months Ended June 30,
	2021	2020
Balance at January 1	$45,669	$48,866
Provision for warranty accrual	16,706	9,975
Warranty claims	(13,764)	(13,614)
Foreign currency translation	(954)	(155)
Balance at June 30	$47,657	$45,072
Accrued warranty reported in the accompanying condensed consolidated financial statements as of June 30, 2021 and December 31, 2020 consisted of $25,116 and $24,345 in accrued expenses and other liabilities, respectively, and $22,541 and $21,324 in deferred income taxes and other long-term liabilities, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
10. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	June 30,	December 31,
	2021	2020
Total notes payable	$36,071	$37,967
Less: current portion	(3,846)	(3,810)
Total long-term debt	$32,225	$34,157
Term Debt:
At June 30, 2021, the Company has an unsecured long-term note with an outstanding principal balance of $17,812, of which, $1,187 is the current portion. The interest on this unsecured long-term note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15,438. Also at June 30, 2021, the Company has another long-term note that is secured by its corporate aircraft with an outstanding principal balance of $18,259, of which, $2,659 is the current portion. The interest on this collateralized long-term note is fixed at 2.74% per annum. The collateralized long-term note matures in July 2022, at which time the outstanding principal balance will be $15,375.
The future principal payments for the Company’s Notes as of June 30, 2021 are as follows:

2021 (a)	$1,914
2022	18,126
2023	16,031
Total	$36,071
(a) For the six-month period beginning July 1, 2021.
Revolving Line of Credit Facilities:
The Company maintains a $75,000 U.S. revolving line of credit and a €50,000 ($59,389) line-of-credit in Germany, both of which are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. The Company also maintains a €2,000 ($2,376) Italian overdraft facility. At June 30, 2021 and December 31, 2020, there were no amounts drawn on the U.S. line-of-credit, and there were $3,302 and $3,300, respectively, of guarantees issued against the facility which reduce the amount of the facility available to draw. At June 30, 2021 and December 31, 2020, there were no amounts drawn on the Euro line-of-credit, and there were $2,620 and $3,424, respectively, of guarantees issued against those facilities which reduce the amount available to draw. At June 30, 2021 and December 31, 2020, there were no amounts drawn on the Euro overdraft facility. After providing for the guarantees used, the total unused lines-of-credit and overdraft facilities are $130,843 at June 30, 2021.
11. DERIVATIVE FINANCIAL INSTRUMENTS
The Company's only outstanding derivative financial instrument is an interest rate swap that is classified as a cash flow hedge of its variable rate debt. The fair value amounts in the condensed consolidated balance sheets were:

	June 30,	December 31,
	2021	2020
Notional amounts (1)	$17,812	$18,406
Fair values:
Deferred income taxes and other long-term liabilities	$448	$603
(1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The derivative gains and losses in the condensed consolidated financial statements related to the Company's current and previous interest rate swap contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Effective portion recognized in other comprehensive income, pretax:
Interest rate swap	$66	$(2)	$155	$44
12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of June 30, 2021 and through the filing date of these condensed consolidated financial statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's condensed consolidated financial statements.
13. INCOME TAXES
The effective tax rates were 24.2% and 22.5% for the three months ended June 30, 2021 and 2020, respectively, and 23.6% and 23.0% for the six months ended June 30, 2021, and 2020, respectively. There were net discrete tax benefits of $137 and $3,143 for the three months ended June 30, 2021 and 2020, respectively, and $4,425 and $5,930 for the six months ended June 30, 2021 and 2020, respectively, which were primarily related to the tax deductions for equity-based compensation that exceeded compensation expense recognized for books.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes. The Company continues to classify interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The following is a summary of the activity of the Company’s unrecognized tax benefits for six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Balance at January 1,	$14,706	$11,416
Additions for tax positions in current period	2,000	700
Foreign currency translation	155	(565)
Balance at June 30,	$16,861	$11,551
The liability for uncertain tax benefits is included in deferred income taxes and other long-term liabilities at June 30, 2021 and December 31, 2020. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate, if recognized.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
14. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER COMMON SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per common share following the treasury stock method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to IPG Photonics Corporation common stockholders	$69,800	$38,226	$137,927	$74,629
Basic weighted average common shares	53,472	53,040	53,548	53,083
Dilutive effect of common stock equivalents	527	490	597	545
Diluted weighted average common shares	53,999	53,530	54,145	53,628
Basic net income attributable to IPG Photonics Corporation per common share	$1.31	$0.72	$2.58	$1.41
Diluted net income attributable to IPG Photonics Corporation per common share	$1.29	$0.71	$2.55	$1.39
The computation of diluted weighted average common shares excludes common stock equivalents including non-qualified stock options, performance stock units ("PSUs"), restricted stock units ("RSUs") and employee stock purchase plan ("ESPP") because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-qualified stock options	202,000	561,100	202,700	597,200
Restricted stock units	124,200	107,400	90,200	240,700
Performance stock units	30,100	24,800	22,000	19,300
Total weighed average anti-dilutive shares outstanding	356,300	693,300	314,900	857,200
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
For the three months ended June 30, 2021, the Company repurchased 184,871 shares of common stock under the February 2019 authorization with an average price of $209.22 per share in the open market. For the six months ended June 30, 2021, the Company repurchased 199,777 shares of common stock under the February 2019 authorization with an average price of $208.86 per share in the open market. The impact on the reduction of weighted average shares for the three and six months ended June 30, 2021 was 87,541 shares and 51,735 shares, respectively. As of June 30, 2021 the remaining amount authorized under the programs was up to $205,000.

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
Overview
We develop, manufacture and sell high-performance fiber lasers, fiber amplifiers and diode lasers that are used for diverse applications, primarily in materials processing. We also manufacture and sell complementary products used with our lasers including optical delivery cables, fiber couplers, beam switches, optical processing heads, in-line sensors and chillers. In addition, we offer laser-based and non-laser based systems for certain markets and applications. Our portfolio of laser solutions is used in materials processing, communications, medical and advanced applications. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally, primarily through our direct sales force. Our major manufacturing facilities are located in the United States, Germany, Russia and Belarus. We have sales service offices and applications laboratories worldwide.
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
COVID-19 Update. Global demand trends have been impacted by the ongoing COVID-19 pandemic and therefore remain uncertain at this time. Economic indicators continue to show improvement from the severe contraction experienced one year ago, which has led to an improvement in the recent demand environment in certain regions. It is difficult to predict whether the improvement in some macroeconomic indicators will be sustained or if it could change if there are additional restrictions imposed as a result of a resurgence in COVID-19 infections. This uncertainty continues to make forecasting our business challenging in the near to medium term.
Currently, our four major production facilities in the United States, Germany, Russia and Belarus remain open and are operating with enhanced employee safety and sanitization protocols that have not significantly impacted productivity and efficiency. We have vertically integrated manufacturing and many of the components that one facility supplies to another facility are single sourced internally and not available from third-party suppliers, for example our semiconductor diodes manufactured in Oxford, Massachusetts. While we have attempted to build safety stock of critical components at our various locations, if government restrictions to address COVID-19 become more severe or if absenteeism becomes significant as a result of a COVID-19 resurgence in the places where we operate, it could impact our internal supply chain.
We and our customers are experiencing increased lead times for certain components purchased from third-party suppliers, particularly electronic components. We and our customers have also faced constraints related to logistics, including available air cargo space and higher freight rates during the pandemic some of which continue. While the impact of logistics constraints has moderated, this and supply chain constraints could impact our ability to supply products and our customers' demand for our product or readiness to accept deliveries if there is a resurgence in COVID-19 or if governments implement new restrictions. We believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.
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
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive, other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 92% of our revenues for the first half of 2021 and 90% of our revenues for the full 2020 fiscal year were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.
In recent years, our net sales have been negatively impacted by tariffs and trade policy. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments.
We are also susceptible to global or regional disruptions such as political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, natural disasters, macroeconomic concerns and particularly the impact of the COVID-19 outbreak that affect the level of capital expenditures or global commerce. With respect to the COVID-19 outbreak specifically, while our financial results for the six months ended June 30, 2021 improved as compared to quarterly results achieved during 2020, the possible effect over the longer term continues to remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the coronavirus or new variants, the extent and effectiveness of containment actions taken, the approval, effectiveness, timing and widespread vaccination of the global population, and the impact of these and other factors on our customer base and general commercial activity.
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

•Customers that purchase devices in greater unit volumes generally are provided a lower price per device than customers that purchase fewer units. In general, lower selling prices to high unit volume customers reduce gross margin although this may be partially offset by improved economies of scale; and finally,
•Gross margin on systems and communication components can be lower than the gross margin for our laser and amplifier sources, depending on the configuration, volume and competitive forces, among other factors.
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
As a high proportion of our costs is fixed, they are generally difficult to adjust or may take time to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. If we expand capacity faster than is required by sales growth, gross margins could be negatively affected. Gross margins generally decline if production volumes are lower as a result of a decrease in sales or a reduction in inventory because the absorption of fixed manufacturing costs will be reduced. Gross margins generally improve when the opposite occurs. If both sales and inventory decrease in the same period, the decline in gross margin may be greater if we cannot reduce fixed costs or choose not to reduce fixed costs to match the decrease in the level of production. If we experience a decline in sales that reduces absorption of our fixed costs, or if we have production issues, our gross margins will be negatively affected.
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $7.6 million and $6.0 million for the three months ended June 30, 2021 and 2020, respectively, and $15.6 million and $14.4 million for the six months ended June 30, 2021 and 2020, respectively.
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
Research and development expenses. We plan to continue to invest in research and development to improve our existing components and products and develop new products, components, systems and applications technology. We believe that these investments will sustain our position as a leader in the fiber laser industry and will support development of new products that can address new markets and growth opportunities. The amount of research and development expense we incur may vary from period to period.
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
As discussed above, we continue to monitor the effect of the COVID-19 pandemic on our business and the potential affect it may have on the recoverability of our long-lived assets. The future effects of COVID-19 remain uncertain as more variants start to emerge on a global basis. If the future effects of COVID-19 accumulate and become larger or if our ability to predict the impact becomes more certain, it may become a triggering event which would cause us to evaluate the carrying value of our amortizable long-lived assets or to evaluate the carrying value of goodwill prior to the annual assessment date. If our analysis indicates potential impairment to goodwill, amortizable intangibles or right-of-use assets in one or more of our reporting units, we may be required to record charges to earnings in our financial statements, which would negatively affect our results of operations.
Foreign exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S., Germany, Russia and Belarus) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the Euro, the Russian Ruble, the Japanese Yen and Chinese Yuan have had and could have an additional significant impact on our sales, costs and earnings. The appreciation of the Russian Ruble and Euro, partially offset by the appreciation of the Chinese Yuan created a foreign exchange loss for the quarter ended June 30, 2021 because our Russian and European subsidiaries have certain net assets denominated in U.S. Dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. Dollars. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs.  In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 23% for the six months ended June 30, 2021 and 24%, 21% and 26% for the full years 2020, 2019 and 2018, respectively. One of our customers accounted for 27% and 21% of our net accounts receivable as of June 30, 2021 and December 31, 2020, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our fiber lasers or amplifiers. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Net sales. Net sales increased by $75.3 million, or 25.4%, to $371.7 million for the three months ended June 30, 2021 from $296.4 million for the three months ended June 30, 2020.
The table below sets forth sales by application:

	Three Months Ended June 30,
	2021		2020		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$345,653	93.0%	$271,708	91.7%	$73,945	27.2%
Other applications	26,005	7.0%	24,703	8.3%	1,302	5.3%
Total	$371,658	100.0%	$296,411	100.0%	$75,247	25.4%

The table below sets forth sales by type of product and other revenue:

	Three Months Ended June 30,
	2021		2020		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$189,744	51.1%	$157,478	53.1%	$32,266	20.5%
Medium Power CW Lasers	18,177	4.9%	10,692	3.6%	7,485	70.0%
Pulsed Lasers	61,773	16.6%	42,577	14.4%	19,196	45.1%
Quasi-Continuous Wave ("QCW") Lasers	15,525	4.2%	13,708	4.6%	1,817	13.3%
Laser and Non-Laser Systems	29,597	8.0%	24,942	8.4%	4,655	18.7%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	56,842	15.2%	47,014	15.9%	9,828	20.9%
Total	$371,658	100.0%	$296,411	100.0%	$75,247	25.4%
Materials processing
Sales for materials processing applications increased due to higher sales from high power lasers, pulsed lasers, other laser products and service, medium power lasers, laser and non-laser systems, and QCW lasers. Sales for materials processing applications improved as markets recover from being negatively affected by the COVID-19 pandemic in early 2020.
•The increase in high power laser sales related to metal cutting and welding applications. Within cutting applications, increased sales were attributable to a recovery in the global demand environment from the impacts of a global lockdown related to the COVID-19 pandemic. Even though the decrease in average selling prices moderated as compared to one year ago, the overall growth was partially offset by a decline in average selling prices and increased competition in China. The increase in sales of high power lasers used in welding applications was driven by higher sales into electric vehicle battery and general manufacturing industries.
•Medium power sales increased due to increased demand from 3D printing for metal-based additive manufacturing, welding and cutting applications.
•Pulsed laser sales increased due to growth in sales of green pulsed lasers used for solar cell manufacturing and infrared pulsed lasers used for marking and engraving as well as battery processing applications, partially offset by decreased demand of pulsed lasers used for ablation applications.
•QCW laser sales increased due to increased demand for fine processing and consumer electronics applications.
•The increase of revenue in laser systems was attributable to higher demand for laser systems used for cutting applications. The increase of revenue in non-laser systems was attributable to higher demand in the transportation sector.
•Other revenue for materials processing increased due to higher parts and service revenue.
Other applications
Sales from other applications increased due to higher demand in lasers used for medical procedures and advanced applications, partially offset by decreased demand in telecom products.
Cost of sales and gross margin. Cost of sales increased by $31.1 million, or 19.4%, to $191.1 million for the three months ended June 30, 2021 from $160.0 million for the three months ended June 30, 2020. Our gross margin increased to 48.6% for the three months ended June 30, 2021 from 46.0% for the three months ended June 30, 2020. The increase in gross margin was driven by a reduction of manufacturing costs as a percentage of sales and an increase in absorption of manufacturing expenses into inventory as a percent of sales primarily due to higher sales versus the year ago period. These benefits were partially offset by an increase in cost of product sold from inventory as a percentage of sales which is primarily a result of lower average selling prices and variation in product mix.
Sales and marketing expense. Sales and marketing expense increased by $1.9 million, or 11.0%, to $19.2 million for the three months ended June 30, 2021 compared with $17.3 million for the three months ended June 30, 2020. This change was primarily a result of increases in personnel costs. As a percentage of sales, sales and marketing expense decreased to 5.2% for the three months ended June 30, 2021 from 5.8% for the three months ended June 30, 2020, mainly due to increased sales.

Research and development expense. Research and development expense increased by $3.6 million, or 11.4%, to $35.2 million for the three months ended June 30, 2021, compared to $31.6 million for the three months ended June 30, 2020. This change was primarily a result of increases in personnel costs and materials used for research and development projects. As a percentage of sales, research and development expense decreased to 9.5% for the three months ended June 30, 2021 from 10.7% for the three months ended June 30, 2020, mainly due to the increase in sales.
General and administrative expense. General and administrative expense increased by $4.7 million, or 17.8%, to $31.1 million for the three months ended June 30, 2021 from $26.4 million for the three months ended June 30, 2020. This change was primarily a result of increases in personnel costs. As a percentage of sales, general and administrative expense decreased to 8.4% for the three months ended June 30, 2021 from 8.9% for the three months ended June 30, 2020, mainly due to the increase in sales.
Impairment of long-lived assets and other restructuring charges. We did not incur impairment of long-lived assets and other restructuring charges for the three months ended June 30, 2021, compared to charges of $1.2 million in total for the three months ended June 30, 2020, of which $0.4 million related to severance and $0.1 million related to lease termination costs as part of restructuring of our submarine network division. We also incurred $0.7 million of non-cash long-lived impairments related to machinery and equipment.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.91, Russian Ruble 72, Japanese Yen 108 and Chinese Yuan 7.09, respectively, we would have expected net sales to be $22.9 million lower, gross profit to be $12.8 million lower and total operating expenses to be $1.3 million lower.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $2.8 million for the three months ended June 30, 2021 as compared to a $12.8 million loss for the three months ended June 30, 2020. Our Russian and European subsidiaries have certain net assets denominated in U.S. Dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. Dollars. The foreign exchange loss for the three months ended June 30, 2021 was primarily attributable to appreciation of the Russian Ruble and Euro, partially offset by a gain attributed to appreciation of the Chinese Yuan as compared to the U.S. Dollar. The foreign exchange loss for the three months ended June 30, 2020 was primarily attributable to appreciation of the Russian Ruble and Euro as compared to the U.S. Dollar.
Interest (expense) income, net. Interest expense, net was $0.4 million for the three months ended June 30, 2021 as compared to interest income, net of $1.9 million for the three months ended June 30, 2020. The change in interest (expense) income, net is due to a reduction in yields on cash equivalents and short term investments.
Provision for income taxes. Provision for income taxes was $22.2 million for the three months ended June 30, 2021 compared to $11.1 million for the three months ended June 30, 2020, representing an effective tax rate of 24.2% and 22.5% for the three months ended June 30, 2021 and 2020, respectively. The increase in tax expense in 2021 is primarily due to an increase in income. For the three months ended June 30, 2021 and 2020, the net discrete tax benefits were $0.1 million and $3.1 million, respectively, primarily related tax deductions for equity-based compensation that exceeded compensation expense recognized.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $31.6 million to $69.8 million for the three months ended June 30, 2021 compared to $38.2 million for the three months ended June 30, 2020. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 5.9 percentage points to 18.8% for the three months ended June 30, 2021 from 12.9% for the three months ended June 30, 2020 due to the factors described above.
Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Net sales. Net sales increased by $171.5 million, or 31.4%, to $717.2 million for the six months ended June 30, 2021 from $545.7 million for the six months ended June 30, 2020.

The table below sets forth sales by application:

	Six Months Ended June 30,
	2021		2020		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$662,894	92.4%	$489,782	89.8%	$173,112	35.3%
Other applications	54,349	7.6%	55,871	10.2%	(1,522)	(2.7)%
Total	$717,243	100.0%	$545,653	100.0%	$171,590	31.4%

The table below sets forth sales by type of product and other revenue:

	Six Months Ended June 30,
	2021		2020		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power CW Lasers	$360,226	50.2%	$276,794	50.7%	$83,432	30.1%
Medium Power CW Lasers	34,059	4.8%	21,945	4.0%	12,114	55.2%
Pulsed Lasers	117,168	16.3%	74,416	13.6%	42,752	57.5%
QCW Lasers	29,191	4.1%	23,581	4.3%	5,610	23.8%
Laser and Non-Laser Systems	56,713	7.9%	43,576	8.0%	13,137	30.1%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	119,886	16.7%	105,341	19.4%	14,545	13.8%
Total	$717,243	100.0%	$545,653	100.0%	$171,590	31.4%
Materials processing
Sales for materials processing applications increased due to higher sales of high power lasers, pulsed lasers, other laser products and service, laser and non-laser systems, medium power lasers, and QCW lasers.
•The increase in high power laser sales related to metal cutting and welding applications. Within cutting applications, increased sales were attributable to a stronger global demand due to recovery from the COVID-19 pandemic, partially offset by continued competition affecting average selling prices in China. The increase in sales of high power lasers used in welding applications was driven by higher sales into electric vehicle battery and general manufacturing industries.
•The increase in medium power sales related to an increase in demand from 3D printing and laser sintering used for metal-based additive manufacturing, cutting and welding applications.
•Pulsed laser sales increased due to growth in sales of green pulsed lasers used for solar cell manufacturing and infrared pulsed lasers used for marking and engraving as well as battery processing applications including foil cutting, partially offset by decreased demand of pulsed lasers used for ablation applications.
•QCW laser sales increased due to higher demand for fine processing and consumer electronics applications.
•The increase of revenue in laser systems was attributable to higher demand for laser systems used for cutting and welding applications. The increase of revenue in non-laser systems was attributable to higher demand in the transportation sector.
•Other revenue for materials processing increased due to higher demand of parts and service.
Other Applications
Sales from other applications decreased due to decreased demand for lasers used for medical procedures and telecom products, partially offset by higher sales for lasers used for advanced applications.

Cost of sales and gross margin. Cost of sales increased by $66.4 million, or 21.7%, to $372.7 million for the six months ended June 30, 2021 from $306.3 million for the six months ended June 30, 2020. Our gross margin increased to 48.0% for the six months ended June 30, 2021 from 43.9% for the six months ended June 30, 2020. Gross margin increased mainly due to a reduction of manufacturing costs as a percentage of sales and an increase in absorption of manufacturing expenses into inventory as a percent of sales primarily due to higher sales versus the year ago period. Gross margin also benefitted from a decrease in cost of product sold from inventory as a percent of sales as compared to the six months ended June 30, 2020.
Sales and marketing expense. Sales and marketing expense increased by $2.1 million, or 5.8%, to $38.1 million for the six months ended June 30, 2021 from $36.0 million for the six months ended June 30, 2020, primarily as a result of increases in personnel costs. As a percentage of sales, sales and marketing expense decreased to 5.3% of sales for the six months ended June 30, 2021 from 6.6% for the six months ended June 30, 2020, mainly due to the increase in sales.
Research and development expense. Research and development expense increased by $5.1 million, or 8.0%, to $68.5 million for the six months ended June 30, 2021, compared to $63.4 million for the six months ended June 30, 2020, primarily as a result of an increase in personnel costs and expenses related to materials used for research and development projects, partially offset by a decrease in expenses for outside processing. As a percentage of sales, research and development expense decreased to 9.6% for the six months ended June 30, 2021 from 11.6% for the six months ended June 30, 2020, mainly due to the increase in sales.
General and administrative expense. General and administrative expense increased by $7.7 million, or 14.4%, to $61.2 million for the six months ended June 30, 2021 from $53.5 million for the six months ended June 30, 2020, primarily as a result of increases in personnel costs, information systems, gifts and donations, and outside processing. As a percentage of sales, general and administrative expense decreased to 8.5% for the six months ended June 30, 2021 from 9.8% for the six months ended June 30, 2020, mainly due to the increase in sales.
Impairment of long-lived assets and other restructuring charges. We did not incur impairment of long-lived assets and other restructuring charges for the six months ended June 30, 2021, compared to charges of $1.2 million in total for the six months ended June 30, 2020, of which $0.4 million related to severance and $0.1 million related to lease termination costs as part of restructuring of our submarine network division. We also incurred $0.7 million of non-cash long-lived impairments related to machinery and equipment.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.91, Russian Ruble 69, Japanese Yen 108 and Chinese Yuan 7.04, respectively, we would have expected net sales for the six months ended June 30, 2021 to be $39.8 million lower, gross profit to be $22.8 million lower and total operating expenses would have been $0.7 million lower.
(Gain) loss on foreign exchange. We reported a foreign exchange gain of $4.3 million for the six months ended June 30, 2021 as compared to a gain of $6.8 million for the six months ended June 30, 2020. Our Russian and European subsidiaries have certain net assets denominated in U.S. Dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. Dollars. The gain for the six months ended June 30, 2021 was primarily attributable to depreciation of the Euro, partially offset by appreciation of the Russian Ruble as compared to the U.S. Dollar. The gain for the six months ended June 30, 2020 was primarily attributable to depreciation of the Russian Ruble, partially offset by depreciation of the Chinese Yuan as compared to the U.S. Dollar.
Interest (expense) income, net. Interest expense, net, was $0.9 million for the six months ended June 30, 2021 as compared to $4.9 million of income for the six months ended June 30, 2020. The change in interest (expense) income, net is due to a reduction in yields on cash equivalents and short term investments that resulted in lower market interest rates as compared to prior year rates.
Provision for income taxes. Provision for income taxes was $42.6 million for the six months ended June 30, 2021 compared to $22.4 million for the six months ended June 30, 2020, representing an effective tax rate of 23.6% and 23.0% for the six months ended June 30, 2021 and 2020, respectively. The increase in expense is primarily related to an increase in income. For the six months ended June 30, 2021 and 2020, the net discrete tax benefits were $4.4 million and $5.9 million, respectively, primarily related to the tax deductions for equity-based compensation that exceeded compensation expense recognized.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $63.3 million to $137.9 million for the six months ended June 30, 2021 compared to $74.6 million for the six months ended June 30, 2020. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 5.5 percentage points to 19.2% for the six months ended June 30, 2021 from 13.7% for the six months ended June 30, 2020 due to the factors described above.
Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	June 30,	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$754,199	$876,231
Short-term investments	743,210	514,835
Unused credit lines and overdraft facilities	130,843	132,048
Working capital (excluding cash, cash equivalents and short-term investments)	537,278	542,433
Short-term investments at June 30, 2021, consist of liquid investments including corporate bonds, commercial paper, certificates of deposit and municipal bonds with original maturities of greater than three months but less than one year. See Note 5, "Fair Value Measurements" in the notes to the condensed consolidated financial statements for further information about our short-term investments.
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
The following table details our line-of-credit facilities and long-term notes as of June 30, 2021:

Description	Total Facility/ Note	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$75.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2025	Unsecured
Euro Credit Facility (Germany) (2)	Euro 50.0 million ($59.4 million)	Euribor plus 0.75% or EONIA plus 1.00%	July 2023	Unsecured, guaranteed by parent company and German subsidiary
Other Euro Facility (3)	Euro 2.0 million ($2.4 million)	Euribor plus 2.02%	December 2021	Common pool of assets of Italian subsidiary
Long-term Secured Note (4)	$18.3 million	Fixed at 2.74%	July 2022	Secured by the corporate aircraft
Long-term Unsecured Note (5)	$17.8 million	1.20% above LIBOR, fixed using an interest rate swap at 2.85% per annum	May 2023	Unsecured
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At June 30, 2021, there were no amounts drawn on this line; however, there were $3.3 million of guarantees issued against the line which reduces total availability.
(2) This facility is also available to certain foreign subsidiaries in their respective local currencies. At June 30, 2021, there were no drawings on this facility; however, there were $2.6 million of guarantees issued against the line which reduces total availability.
(3) At June 30, 2021, there were no drawings. This facility renews annually.
(4) At maturity, the outstanding note balance will be $15.4 million.
(5) At maturity, the outstanding note balance will be $15.4 million.

Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $75.0 million and $59.4 million (or 50.0 million Euro as described above), respectively, and neither of them is syndicated. We plan to seek amendments of our credit agreements and notes to modify LIBOR and Euribor reference rates as these rates are phased out as borrowing reference rates.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that we maintain a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. Funded debt is decreased by our cash and available marketable securities not classified as long-term investments in the U.S.A. in excess of $50 million up to a maximum of $500 million. We were in compliance with all such financial covenants as of and for the three months ended June 30, 2021.
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
The following table presents cash flow activities:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash provided by operating activities	$203,190	$130,256
Cash used in investing activities	(283,643)	(35,204)
Cash used in financing activities	(35,684)	(23,471)
Operating activities. Net cash provided by operating activities increased by $72.9 million to $203.2 million for the six months ended June 30, 2021 from $130.3 million for the six months ended June 30, 2020, primarily due to an increase in net income and noncash expenses, partially offset by an increase in cash used by changes in other assets and liabilities, including working capital. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The increase in cash provided by operating activities in 2021 primarily resulted from an increase in cash provided by net income after adding back non-cash charges, a decrease in cash used by income and other taxes payable; an increase in cash provided by accrued expenses and an increase in cash provided by accounts payable; partially offset by an increase in cash used by inventory and a decrease in cash provided by accounts receivable.
Investing activities. Net cash used in investing activities was $283.6 million for the six months ended June 30, 2021 as compared to cash used in investing activities of $35.2 million in 2020. The cash used in investing activities in 2021 related to $229.0 million of net purchases of short-term investments and $54.3 million of capital expenditures. The cash used in investing activities in 2020 related to $37.4 million of capital expenditures, partially offset by $1.6 million of net proceeds of short-term investments.
In 2021, we expect to incur between $130 million to $150 million in capital expenditures, excluding acquisitions. Capital expenditures include investments in property, facilities and equipment to add capacity worldwide to support anticipated revenue growth, increase vertical integration, increase redundant manufacturing capacity for critical components and enhance research and development capabilities. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period.

Financing activities. Net cash used in financing activities was $35.7 million for the six months ended June 30, 2021 as compared to net cash used of $23.5 million in 2020. The cash used in financing activities in 2021 related to the purchase of treasury stock of $41.7 million, $2.6 million of payments of purchase price holdbacks from business combinations and $1.9 million of principal payments on our long-term borrowings; partially offset by, proceeds of $10.6 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units. The cash used in financing activities in 2020 was related to the purchase of treasury stock of $28.2 million, $1.9 million of principal payments on our long-term borrowings and $1.7 million of payment of a purchase price holdback from a business combination, partially offset by $8.3 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. The loss on foreign exchange transactions totaled $2.8 million for the three months ended June 30, 2021 compared to a loss of $12.8 million for the three months ended June 30, 2020. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. At June 30, 2021, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The U.S. Dollar denominated assets are comprised of cash, third party receivables and inter-company receivables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of June 30, 2021 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $9.3 million if the U.S. Dollar appreciated and a $9.7 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Russian Ruble as of June 30, 2021 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $3.6 million if the U.S. Dollar appreciated and a $3.8 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Chinese Yuan as of June 30, 2021 applied to the net U.S. Dollar liabilities balances, would result in a foreign exchange loss of $5.5 million if the U.S. Dollar appreciated and a $5.7 million foreign exchange gain if the U.S. Dollar depreciated. It is possible that the COVID-19 pandemic may create additional volatility in exchange rates going forward.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of June 30, 2021. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the changes to business processes resulting from COVID-19, such as increases in remote work or absenteeism, to ensure the design and operating effectiveness of our controls are adequate.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities for the three months ended June 30, 2021.
Issuer Purchases of Equity Securities
The following table reflects issuer purchases of equity securities for the three months ended June 30, 2021:

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 — April 30, 2021	53,468	(2), (3)	$225.05	53,468	$231,303
May 1, 2021 — May 31, 2021	66,211	(1), (2), (3)	198.47	65,749	218,252
June 1, 2021 — June 30, 2021	65,654	(2), (3)	207.06	65,654	204,658
Total	185,333		$209.18	184,871	$204,658

(1) In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended June 30, 2021 a total of 462 shares were withheld at an average price of $195.96.
(2) On February 12, 2019, we announced that our Board of Directors authorized the purchase of up to $125 million of IPG common stock (the "February 2019 program") following the completion of our $125 million repurchase program authorized in July 2018. Under the February 2019 program, we are authorized to repurchase shares of common stock in an amount not to exceed the lesser of (a) the number of shares issued to employees and directors under the Company's various employee and director equity compensation and employee stock purchase plans from January 1, 2019 through December 31, 2020 and (b) $125 million, exclusive of any fees, commissions or other expenses. We repurchased 184,871 shares in the second quarter of 2021 under the February 2019 authorization.
(3) On May 5, 2020, we announced that our Board of Directors authorized the purchase of up to $200 million of IPG common stock (the "May 2020 program"), exclusive of any fees, commissions or other expenses. The May 2020 program is separate from, and in addition to, the repurchases authorized under the February 2019 program. There were no shares purchased in the second quarter of 2021 under the May 2020 authorization.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description

10.1	Employment Agreement dated May 4, 2021 between Registrant and Dr. Valentin P. Gapontsev.
10.2	Secondment Agreement dated May 4, 2021 among the Registrant, IPG Laser GmbH and Dr. Eugene Scherbakov.
10.3	Service Agreement dated May 4, 2021 between IPG Laser GmbH and Dr. Eugene Scherbakov.
10.4	Confidentiality, Non-Competition and Confirmatory Assignment Agreement dated May 4, 2021 between the Registrant and Dr. Eugene Scherbakov.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION

Date: August 4, 2021	By:	/s/ Eugene A. Scherbakov
Eugene A. Scherbakov
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)