Form 10-Q
period 2021-09-30
IPG PHOTONICS CORP
filed 2021-11-03
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 2, 2021, there were 53,308,856 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$794,904	$876,231
Short-term investments	724,103	514,835
Accounts receivable, net	272,699	264,321
Inventories	435,070	364,993
Prepaid income taxes	34,482	69,893
Prepaid expenses and other current assets	63,917	57,804
Total current assets	2,325,175	2,148,077
Deferred income taxes, net	49,008	43,197
Goodwill	38,705	41,366
Intangible assets, net	55,786	62,114
Property, plant and equipment, net	624,576	597,527
Other assets	50,660	43,419
Total assets	$3,143,910	$2,935,700
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$18,788	$3,810
Accounts payable	52,428	25,748
Accrued expenses and other current liabilities	208,915	176,740
Income taxes payable	12,709	8,280
Total current liabilities	292,840	214,578
Deferred income taxes and other long-term liabilities	94,897	92,854
Long-term debt, net of current portion	16,328	34,157
Total liabilities	404,065	341,589
Commitments and contingencies (Note 12)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 55,738,779 and 53,305,485 shares issued and outstanding, respectively, at September 30, 2021; 55,461,246 and 53,427,234 shares issued and outstanding, respectively, at December 31, 2020.	6	6
Treasury stock, at cost, 2,433,294 and 2,034,012 shares held at September 30, 2021 and December 31, 2020, respectively.	(381,685)	(303,614)
Additional paid-in capital	894,264	854,301
Retained earnings	2,401,520	2,188,191
Accumulated other comprehensive loss	(174,753)	(146,065)
Total IPG Photonics Corporation equity	2,739,352	2,592,819
Non-controlling interests	493	1,292
Total equity	2,739,845	2,594,111
Total liabilities and equity	$3,143,910	$2,935,700
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net sales	$379,150	$318,441	$1,096,393	$864,094
Cost of sales	193,276	165,649	566,000	471,977
Gross profit	185,874	152,792	530,393	392,117
Operating expenses:
Sales and marketing	20,688	17,332	58,764	53,341
Research and development	34,277	31,710	102,807	95,132
General and administrative	32,557	29,038	93,715	82,561
Goodwill impairment	—	44,589	—	44,589
Impairment of long-lived assets and other restructuring charges	—	12	—	1,177
Gain on foreign exchange	(3,634)	(11,302)	(7,973)	(18,101)
Total operating expenses	83,888	111,379	247,313	258,699
Operating income	101,986	41,413	283,080	133,418
Other (expense) income, net:
Interest (expense) income, net	(288)	1,168	(1,190)	6,097
Other (expense) income, net	(211)	(59)	70	581
Total other (expense) income	(499)	1,109	(1,120)	6,678
Income before provision for income taxes	101,487	42,522	281,960	140,096
Provision for income taxes	26,788	6,992	69,362	29,434
Net income	74,699	35,530	212,598	110,662
Less: net (loss) income attributable to non-controlling interests	(703)	(74)	(731)	429
Net income attributable to IPG Photonics Corporation common stockholders	$75,402	$35,604	$213,329	$110,233
Net income attributable to IPG Photonics Corporation per common share:
Basic	$1.41	$0.67	$3.99	$2.07
Diluted	$1.40	$0.66	$3.95	$2.05
Weighted average common shares outstanding:
Basic	53,387	53,098	53,501	53,136
Diluted	53,834	53,664	54,053	53,691
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$74,699	$35,530	$212,598	$110,662
Other comprehensive income, net of tax:
Translation adjustments	(15,558)	(8,562)	(28,921)	(46,445)
Adjustment for net gain realized and included in net income	—	(232)	—	(232)
Unrealized gain (loss) on derivatives	46	(551)	165	(516)
Total other comprehensive loss	(15,512)	(9,345)	(28,756)	(47,193)
Comprehensive income	59,187	26,185	183,842	63,469
Less: comprehensive (loss) income attributable to non-controlling interests	(869)	(93)	(799)	144
Comprehensive income attributable to IPG Photonics Corporation	$60,056	$26,278	$184,641	$63,325
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$212,598	$110,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,127	71,188
Deferred income taxes	(4,757)	(10,122)
Stock-based compensation	28,536	26,394
Goodwill impairment	—	44,589
Impairment of long-lived assets	—	671
Unrealized gain on foreign currency transactions	(4,313)	(21,759)
Other	5,828	6,823
Provisions for inventory, warranty and bad debt	50,364	42,559
Changes in assets and liabilities that provided (used) cash, net of acquisitions:
Accounts receivable	(12,281)	2,308
Inventories	(105,384)	(34,213)
Prepaid expenses and other assets	(8,823)	(2,065)
Accounts payable	26,296	8,819
Accrued expenses and other liabilities	7,963	(17,492)
Income and other taxes payable	37,002	(28,345)
Net cash provided by operating activities	305,156	200,017
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(93,857)	(61,871)
Proceeds from sales of property, plant and equipment	859	689
Purchases of short-term investments	(1,437,193)	(732,729)
Proceeds from short-term investments	1,226,445	697,816
Other	(1,078)	17
Net cash used in investing activities	(304,824)	(96,078)
Cash flows from financing activities:
Principal payments on long-term borrowings	(2,851)	(2,798)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	11,427	16,767
Purchase of treasury stock, at cost	(78,071)	(37,884)
Payment of purchase price holdback from business combination	(2,624)	(1,650)
Net cash used in financing activities	(72,119)	(25,565)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(11,862)	4,692
Net (decrease) increase in cash, cash equivalents and restricted cash	(83,649)	83,066
Cash, cash equivalents and restricted cash — Beginning of period	878,553	682,984
Cash and cash equivalents — End of period	$794,904	$766,050
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,932	$1,650
Cash paid for income taxes	$35,982	$65,895
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$4,245	$6,724
Inventory transferred to machinery and equipment	$1,965	$2,362
Changes in accounts payable related to property, plant and equipment	$1,461	$1,248
Leased assets obtained in exchange for new operating lease liabilities	$2,500	$2,764
See Note 4 for reconciliation of cash, cash equivalents and restricted cash between the condensed consolidated balance sheets and condensed consolidated statements of cash flows.
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, July 1, 2021	53,491,889	$6	(2,233,789)	$(345,345)	$883,546	$2,326,118	$(159,407)	$1,362	$2,706,280
Exercise of stock options and vesting of RSUs and PSUs	13,101	—	—	—	860	—	—	—	860
Purchased common stock	(199,505)	—	(199,505)	(36,340)	—	—	—	—	(36,340)
Stock-based compensation	—	—	—	—	9,858	—	—	—	9,858
Net income	—	—	—	—	—	75,402	—	(703)	74,699
Foreign currency translation adjustments	—	—	—	—	—	—	(15,392)	(166)	(15,558)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	46	—	46
Balance, September 30, 2021	53,305,485	$6	(2,433,294)	$(381,685)	$894,264	$2,401,520	$(174,753)	$493	$2,739,845

Balance, July 1, 2020	53,182,148	$6	(1,972,540)	$(293,960)	$811,559	$2,103,248	$(184,501)	$954	$2,437,306
Exercise of stock options and vesting of RSUs and PSUs	123,740	—	—	—	8,497	—	—	—	8,497
Purchased common stock	(61,472)	—	(61,472)	(9,654)	—	—	—	—	(9,654)
Stock-based compensation	—	—	—	—	8,740	—	—	—	8,740
Net income	—	—	—	—	—	35,604	—	(74)	35,530
Foreign currency translation adjustments	—	—	—	—	—	—	(8,543)	(19)	(8,562)
Unrealized (loss) on derivatives, net of tax	—	—	—	—	—	—	(551)	—	(551)
Adjustment for net gain realized and included in net income	—	—	—	—	—	—	(232)	—	(232)
Balance, September 30, 2020	53,244,416	$6	(2,034,012)	$(303,614)	$828,796	$2,138,852	$(193,827)	$861	$2,471,074

	Nine Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2021	53,427,234	$6	(2,034,012)	$(303,614)	$854,301	$2,188,191	$(146,065)	$1,292	$2,594,111
Exercise of stock options and vesting of RSUs and PSUs	262,462	—	—	—	8,727	—	—	—	8,727
Common stock issued under employee stock purchase plan	15,071	—	—	—	2,700	—	—	—	2,700
Purchased common stock	(399,282)	—	(399,282)	(78,071)	—	—	—	—	(78,071)
Stock-based compensation	—	—	—	—	28,536	—	—	—	28,536
Net income	—	—	—	—	—	213,329	—	(731)	212,598
Foreign currency translation adjustments	—	—	—	—	—	—	(28,853)	(68)	(28,921)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	165	—	165
Balance, September 30, 2021	53,305,485	$6	(2,433,294)	$(381,685)	$894,264	$2,401,520	$(174,753)	$493	$2,739,845

Balance, January 1, 2020	53,010,875	$5	(1,732,352)	$(265,730)	$785,636	$2,028,734	$(146,919)	$717	$2,402,443
Exercise of stock options and vesting of RSUs and PSUs	514,717	1	—	—	14,216	—	—	—	14,217
Common stock issued under employee stock purchase plan	20,484	—	—	—	2,550	—	—	—	2,550
Purchased common stock	(301,660)	—	(301,660)	(37,884)	—	—	—	—	(37,884)
Stock-based compensation	—	—	—	—	26,394	—	—	—	26,394
Recently adopted accounting standards	—	—	—	—	—	(115)	—	—	(115)
Net income	—	—	—	—	—	110,233	—	429	110,662
Foreign currency translation adjustments	—	—	—	—	—	—	(46,160)	(285)	(46,445)
Unrealized (loss) on derivatives, net of tax	—	—	—	—	—	—	(516)	—	(516)
Adjustment for net gain realized and included in net income	—	—	—	—	—	—	(232)	—	(232)
Balance, September 30, 2020	53,244,416	$6	(2,034,012)	$(303,614)	$828,796	$2,138,852	$(193,827)	$861	$2,471,074
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
Activity related to the allowance for doubtful accounts was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$2,251	$1,999	$2,156	$2,547
Provision for bad debts, net of (recoveries)	(295)	143	(154)	(206)
Uncollectable accounts written off	—	(1)	(59)	(72)
Foreign currency translation	(15)	(80)	(2)	(208)
Balance, end of period	$1,941	$2,061	$1,941	$2,061
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
The following tables represent a disaggregation of revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales by Application
Materials processing	$346,045	$290,028	$1,008,939	$779,810
Other applications	33,105	28,413	87,454	84,284
Total	$379,150	$318,441	$1,096,393	$864,094

Sales by Product
High Power Continuous Wave ("CW") Lasers	$177,787	$184,387	$538,013	$461,181
Medium Power CW Lasers	24,520	11,756	58,579	33,701
Pulsed Lasers	59,051	34,975	176,219	109,391
Quasi-Continuous Wave ("QCW") Lasers	16,312	15,079	45,503	38,660
Laser and Non-Laser Systems	32,523	20,841	89,236	64,417
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	68,957	51,403	188,843	156,744
Total	$379,150	$318,441	$1,096,393	$864,094

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales by Geography
North America	$81,605	$52,732	$221,123	$173,972
Europe:
Germany	26,832	16,163	74,840	51,208
Other including Eastern Europe/CIS	79,777	54,907	212,709	158,686
Asia and Australia:
China	137,211	148,049	436,119	361,864
Japan	14,286	12,884	35,485	41,241
Other	35,844	31,227	106,608	70,924
Rest of World	3,595	2,479	9,509	6,199
Total	$379,150	$318,441	$1,096,393	$864,094

Timing of Revenue Recognition
Goods and services transferred at a point in time	$364,677	$308,474	$1,054,554	$824,069
Goods and services transferred over time	14,473	9,967	41,839	40,025
Total	$379,150	$318,441	$1,096,393	$864,094
One of the Company's customers accounted for 23% and 21% of the Company's net accounts receivable as of September 30, 2021 and December 31, 2020, respectively.
The Company enters into contracts to sell lasers and spare parts, for which revenue is generally recognized upon shipment or delivery, depending on the terms of the contract. The Company also provides installation services and extended warranties. The Company frequently receives consideration from a customer prior to transferring goods to the customer under the terms of a sales contract. The Company records customer deposits related to these prepayments, which represent a contract liability. The Company also records deferred revenue related to installation services when consideration is received before the services have been performed. The standalone selling price for installation services is determined based on the estimated number of days of service technician time required for installation at standard service rates. The Company recognizes customer deposits and deferred revenue as net sales after control of the goods or services has been transferred to the customer and all revenue recognition criteria are met. The Company bills customers for extended warranties upon entering into the agreement with the customer, resulting in deferred revenue that is recognized over the period of the extended warranty contract. The Company recognizes revenue over time on contracts for the sale of robotics systems. The timing of customer payments on these contracts generally differs from the timing of revenue recognized. If revenue recognized exceeds customer payments, a contract asset is recorded and if customer payments exceed revenue recognized, a contract liability is recorded. Contract assets are included within prepaid expense and other current assets on the condensed consolidated balance sheets. Contract liabilities are included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. Certain deferred revenues related to extended warranties in excess one year from the balance sheet date are included within deferred income taxes and other long-term liabilities on the condensed consolidated balance sheets.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table reflects the changes in the Company's contract assets and liabilities for the nine months ended September 30, 2021 and 2020:

	September 30,	December 31,		September 30,	December 31,
	2021	2020	Change	2020	2019	Change
Contract assets
Contract assets	$7,510	$8,999	$(1,489)	$6,771	$9,645	$(2,874)
Contract liabilities
Contract liabilities - current	80,694	71,246	9,448	57,034	59,531	(2,497)
Contract liabilities - long-term	2,737	2,189	548	2,121	1,820	301
During the three months ended September 30, 2021 and 2020 the Company recognized revenue of $10,172 and $10,179, respectively, that was included in contract liabilities at the beginning of each period. During the nine months ended September 30, 2021 and 2020 the Company recognized revenue of $58,069 and $41,622, respectively, that was included in contract liabilities at the beginning of each period.
The Company has elected the practical expedient in ASC 606-10-50-14, whereby the performance obligations for contracts with an original expected duration of one year or less are not disclosed. The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of September 30, 2021:

	Remaining Performance Obligations
	2021 (a)	2022	2023	2024	2025	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$1,965	$2,841	$1,102	$842	$386	$64	$7,200
Revenue to be earned over time from contracts to sell robotic systems	16,849	17,679	—	—	—	—	34,528
Total	$18,814	$20,520	$1,102	$842	$386	$64	$41,728
(a) For the three-month period beginning October 1, 2021.
4. RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	September 30,		December 31,
	2021	2020	2020	2019
Cash and cash equivalents	$794,904	$763,920	$876,231	$680,070
Restricted cash included in prepaid expenses and other current assets	—	2,130	2,322	—
Restricted cash included in other assets	—	—	—	2,914
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$794,904	$766,050	$878,553	$682,984
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
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the condensed consolidated balance sheets with the exception of the interest rate swap and contingent purchase consideration, which are measured at fair value:

	Fair Value Measurements at September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$252,630	$252,630	$—	$—
Commercial paper	60,692	—	60,692	—
Corporate bonds	13,690	—	13,690	—
Short-term investments:
Commercial paper	570,645	—	570,645	—
Corporate bonds	142,349	—	142,349	—
Municipal bonds	8,065	—	8,065	—
Certificates of deposit	3,000	—	3,000	—
Total	$1,051,071	$252,630	$798,441	$—
Liabilities
Long-term debt	$35,266	$—	$35,266	$—
Contingent purchase consideration	1,406	—	—	1,406
Interest rate swap	388	—	388	—
Total	$37,060	$—	$35,654	$1,406

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
Short-term investments consist of liquid investments including commercial paper, corporate bonds, municipal bonds and certificates of deposit with original maturities of greater than three months but less than one year and are recorded at amortized cost. There were no impairments for the investments considered held-to-maturity during the quarters ended September 30, 2021 and 2020. There were no current expected credit loss allowances for the investments considered held-to-maturity at September 30, 2021 and 2020. The Company holds highly-rated held-to-maturity instruments that are within one year of maturity.
The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	September 30, 2021		December 31, 2020
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$724,103	$724,059	$514,835	$514,829
The Company entered into an interest rate swap that is designated as a cash flow hedge associated with a long-term note issued during the second quarter of 2016 that will terminate with the long-term note in May 2023. The fair value at September 30, 2021 for the interest rate swap considered pricing models whose inputs are observable for the securities held by the Company.
At September 30, 2021 and December 31, 2020, the Company's long-term notes consisted of a variable rate note and a fixed rate note, and are reported at amortized cost on the condensed consolidated balance sheets. For disclosure purposes, the fair value of the long-term notes was estimated using a discounted cash flow model using observable market interest rates and is classified as level 2. Based on the discounted cash flow model, the fair values of the long-term notes, including the current portion, at September 30, 2021 and December 31, 2020 were $35,266 and $38,402 respectively, as compared to the book value of $35,116 and $37,967, respectively.
The fair values of contingent purchase consideration at September 30, 2021 and December 31, 2020 were determined using an income approach at the respective business combination date and at the reporting date. The approach is based on significant inputs that are not observable in the market and include key assumptions such as assessing the probability of meeting certain milestones required to earn the contingent purchase consideration.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Auction rate securities
Balance, beginning of period	$—	$596	$—	$592
Redemptions	—	(596)	—	(596)
Change in fair value and accretion	—	—	—	4
Balance, end of period	$—	$—	$—	$—
Contingent purchase consideration
Balance, beginning of period	$1,529	$—	$1,963	$273
Cash payments	—	—	(466)	(272)
Foreign exchange adjustment	(123)	—	(91)	(1)
Balance, end of period	$1,406	$—	$1,406	$—
6. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2021	2020
Components and raw materials	$247,929	$190,775
Work-in-process	33,335	47,251
Finished goods	153,806	126,967
Total	$435,070	$364,993
The Company recorded inventory provisions totaling $7,882 and $11,514 for the three months ended September 30, 2021 and 2020, respectively and $23,529 and $25,955 for the nine months ended September 30, 2021 and 2020. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished components and devices.
7. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill:

	Nine Months Ended September 30,
	2021	2020
Balance at January 1	$41,366	$82,092
Adjustment to goodwill during measurement period	(2,205)	—
Foreign exchange adjustment	(456)	228
Impairment losses	—	(44,589)
Balance at September 30	$38,705	$37,731
During the fourth quarter of 2020, the Company acquired Pi-Tecnologia S.A. ("PiTec"), which is located in Brazil, to support development in advanced photonics. The acquisition price was $2,717, of which $906 was paid at closing and the remainder of which may be earned over three years based on achievement of certain financial targets. The acquisition date contingent purchase consideration amount was $1,811. The Company paid $466 of the contingent purchase consideration on January 31, 2021. The liabilities related to the contingent purchase consideration were included in accrued expenses and other current liabilities and deferred taxes and other long-term liabilities as of September 30, 2021 and December 31, 2020. During the first quarter of 2021, the Company finalized the purchase price allocations related to the intangible assets, which resulted in adjusting the amounts that were provisionally reported as goodwill to intangible assets for customer relationships and

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
production know-how. This adjustment reduced goodwill by $2,205, increased intangible assets by $2,929 and increased deferred tax liabilities by $724. After completion of the purchase price allocations, the $724 excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed was recorded to goodwill. The goodwill arising from this acquisition will not be deductible for tax purposes.
Intangible assets, subject to amortization, consisted of the following:

	September 30, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$59,804	$(22,149)	$37,655	10 years	$58,041	$(17,674)	$40,367	11 years
Technology, trademark and trade name	40,601	(25,002)	15,599	7 years	40,518	(20,949)	19,569	7 years
Production know-how	10,449	(8,604)	1,845	7 years	9,325	(8,167)	1,158	7 years
Patents	8,036	(7,349)	687	8 years	8,036	(7,016)	1,020	8 years
Total	$118,890	$(63,104)	$55,786		$115,920	$(53,806)	$62,114
Amortization expense for the three months ended September 30, 2021 and 2020 was $3,051 and $2,947, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $9,387 and $9,029, respectively. The estimated future amortization expense for intangibles for the remainder of 2021 and subsequent years is as follows:

2021 (a)	2022	2023	2024	2025	Thereafter	Total
$3,050	$11,459	10,552	$8,025	$6,518	$16,182	$55,786
(a) For the three-month period beginning October 1, 2021.
8. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	September 30,	December 31,
	2021	2020
Contract liabilities	$80,694	$71,246
Accrued compensation	81,078	62,785
Current portion of accrued warranty	25,650	24,345
Short-term lease liabilities	5,217	5,778
Other	16,276	12,586
Total	$208,915	$176,740
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

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Activity related to the warranty accrual was as follows:

	Nine Months Ended September 30,
	2021	2020
Balance at January 1	$45,669	$48,866
Provision for warranty accrual	26,535	16,255
Warranty claims	(21,576)	(20,992)
Foreign currency translation	(1,774)	822
Balance at September 30	$48,854	$44,951
Accrued warranty reported in the accompanying condensed consolidated financial statements as of September 30, 2021 and December 31, 2020 consisted of $25,650 and $24,345 in accrued expenses and other liabilities, respectively, and $23,204 and $21,324 in deferred income taxes and other long-term liabilities, respectively.
10. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	September 30,	December 31,
	2021	2020
Total debt	$35,116	$37,967
Less: current portion	(18,788)	(3,810)
Long-term debt, net of current portion	$16,328	$34,157
Term Debt:
At September 30, 2021, the Company has an unsecured long-term note with an outstanding principal balance of $17,516, of which, $1,188 is the current portion. The interest on this unsecured long-term note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15,438. Also at September 30, 2021, the Company has another long-term note that is secured by its corporate aircraft with an outstanding principal balance of $17,600, all of which is current. The interest on this collateralized long-term note is fixed at 2.74% per annum. The collateralized long-term note matures in July 2022, at which time the outstanding principal balance will be $15,375.
The future principal payments for the Company’s Notes as of September 30, 2021 are as follows:

2021 (a)	$959
2022	18,126
2023	16,031
Total	$35,116
(a) For the three-month period beginning October 1, 2021.
Revolving Line of Credit Facilities:
The Company maintains a $75,000 U.S. revolving line of credit and a €50,000 ($57,944) line-of-credit in Germany, both of which are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. The Company also maintains a €1,500 ($1,738) Italian overdraft facility. At September 30, 2021 and December 31, 2020, there were no amounts drawn on the U.S. line-of-credit, and there were $2,731 and $3,300, respectively, of guarantees issued against the facility, which reduce the amount of the facility available to draw. At September 30, 2021 and December 31, 2020, there were no amounts drawn on the Euro line-of-credit, and there were $2,373 and $3,424, respectively, of guarantees issued against those facilities, which reduce the amount available to draw. At September 30, 2021 and December 31, 2020, there were no amounts drawn on the Euro overdraft facility. After providing for the guarantees used, the total unused lines-of-credit and overdraft facilities are $129,578 at September 30, 2021.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
11. DERIVATIVE FINANCIAL INSTRUMENTS
The Company's only outstanding derivative financial instrument is an interest rate swap that is classified as a cash flow hedge of its variable rate debt. The fair value amounts in the condensed consolidated balance sheets were:

	September 30,	December 31,
	2021	2020
Notional amounts (1)	$17,516	$18,406
Fair values:
Deferred income taxes and other long-term liabilities	$388	$603
(1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The derivative gains and losses in the condensed consolidated financial statements related to the Company's current and previous interest rate swap contracts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Effective portion recognized in other comprehensive income, pretax:
Interest rate swap	$60	$(723)	$215	$(679)
12. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in disputes and legal proceedings in the ordinary course of its business. These proceedings may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of September 30, 2021 and through the filing date of these condensed consolidated financial statements, the Company has no legal proceedings ongoing that management estimates could have a material effect on the Company's condensed consolidated financial statements.
13. INCOME TAXES
The effective tax rates were 26.4% and 16.4% for the three months ended September 30, 2021 and 2020, respectively, and 24.6% and 21.0% for the nine months ended September 30, 2021, and 2020, respectively. There were net discrete tax benefits of $1,424 and $727 for the three months ended September 30, 2021 and 2020, respectively, and $5,849 and $6,658 for the nine months ended September 30, 2021 and 2020, respectively, which were primarily related to the tax deductions for equity-based compensation that exceeded compensation expense recognized for books and to provision to return adjustments for the prior year.
The primary reasons for the increase in the tax rate from the prior year is due in part to the higher level of income in 2021 which means the benefits from equity based compensation and tax credits provided a lower percentage benefit and in part to the impact to the third quarter 2020 tax rate from new regulations for the Global Intangible Low-Taxed Income (“GILTI”) provisions of US tax law issued in July 2020, which allowed companies to elect out of GILTI for high taxed foreign income. This change substantially reduced the tax rate in that quarter as it reduced the annual effective rate applied to year to date income; the impact of that reduced rate applied to income earned in the first two quarters of 2020 reduced the tax expense in the third quarter of 2020.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes. The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following is a summary of the activity of the Company’s unrecognized tax benefits for nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Balance at January 1,	$14,706	$11,416
Additions for tax positions in current period	4,000	2,000
Foreign currency translation	92	(938)
Balance at September 30,	$18,798	$12,478
The liability for uncertain tax benefits is included in deferred income taxes and other long-term liabilities at September 30, 2021 and December 31, 2020. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate, if recognized.
14. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER COMMON SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per common share following the treasury stock method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to IPG Photonics Corporation common stockholders	$75,402	$35,604	$213,329	$110,233
Basic weighted average common shares	53,387,175	53,098,366	53,500,507	53,136,226
Dilutive effect of common stock equivalents	446,577	565,274	552,836	554,579
Diluted weighted average common shares	53,833,752	53,663,640	54,053,343	53,690,805
Basic net income attributable to IPG Photonics Corporation per common share	$1.41	$0.67	$3.99	$2.07
Diluted net income attributable to IPG Photonics Corporation per common share	$1.40	$0.66	$3.95	$2.05
The computation of diluted weighted average common shares excludes common stock equivalents including non-qualified stock options, performance stock units ("PSUs"), restricted stock units ("RSUs") and employee stock purchase plan ("ESPP") because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Non-qualified stock options	225,684	528,257	202,077	555,816
Restricted stock units	128,402	28,905	100,066	36,169
Performance stock units	30,142	—	24,732	19,791
Employee stock purchase plan	—	5,462	—	16,387
Total weighed average anti-dilutive shares outstanding	384,228	562,624	326,875	628,163
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
For the three months ended September 30, 2021, the Company repurchased 199,505 shares of common stock under the February 2019 authorization and May 2020 authorization with an average price of $182.12 per share in the open market. The February 2019 authorization to repurchase common stock was completed by a portion of the common stock repurchase for the three months ended September 30, 2021. For the nine months ended September 30, 2021, the Company repurchased 399,282 shares of common stock under the February 2019 authorization and May 2020 authorization with an average price of $195.50 per share in the open market. The impact on the reduction of weighted average shares for the three and nine months ended September 30, 2021 was 91,001 shares and 132,295 shares, respectively. As of September 30, 2021, the remaining amount under the May 2020 authorization was up to $168,000.

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
COVID-19 Update. Global demand trends have been impacted by the ongoing COVID-19 pandemic and therefore remain uncertain at this time. Economic indicators continue to show improvement from the severe contraction experienced one year ago, which has led to an improvement in the recent demand environment in certain regions. It is difficult to predict whether the improvement in some macroeconomic indicators will be sustained or if it could change, if there are additional restrictions imposed as a result of a resurgence in COVID-19 infections. This uncertainty continues to make forecasting our business challenging in the near to medium term.
Currently, our four major production facilities in the United States, Germany, Russia and Belarus remain open and are operating with enhanced employee safety and sanitization protocols that have not significantly impacted productivity and efficiency. We have vertically integrated manufacturing and many of the components that one facility supplies to another facility are single sourced internally and not available from third-party suppliers. For example, our semiconductor diodes are only manufactured in Oxford, Massachusetts. While we have attempted to build safety stock of critical components at our various locations, if government restrictions to address COVID-19 become more severe or if absenteeism becomes significant as a result of a COVID-19 resurgence in the places where we operate, it could impact our internal supply chain.
We and our customers are experiencing increased lead times for certain components purchased from third-party suppliers, particularly electronic components. We, our customers and our suppliers continue to face constraints related to supply chain and logistics, including availability of capacity, materials, air cargo space, sea containers and higher freight rates. Supply chain and logistics constraints are expected to continue for the foreseeable future and could impact our ability to supply products and our customers' demand for our product or readiness to accept deliveries. We believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change if there is a resurgence in COVID-19 or if governments implement new restrictions.
We continue to monitor the rapidly evolving conditions and circumstances as well as guidance from international and domestic authorities, including public health authorities, and we may need to take additional actions based on their recommendations. The measures implemented by various authorities related to the COVID-19 outbreak have caused us to change our business practices including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers, and stakeholders as well as restrictions on business travel to domestic and international locations or to attend trade shows, investor conferences and other events. In addition, vaccine mandates may hinder our ability to retain or hire employees, which could impact many different functions of our business. To date, we have been able to accommodate these changes to our business operations and continue to meet customer demand. If guidelines or mandates from relevant authorities becomes more restrictive due to a resurgence of COVID-19 in a particular region, the effect on our operations could be more significant.
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
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive including electric vehicles (EV), other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 92% of our revenues for three quarters of 2021 and 90% of our revenues for the full 2020 fiscal year were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.
In recent years, our net sales have been negatively impacted by tariffs and trade policy. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments.
We are also susceptible to global or regional disruptions such as political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, natural disasters, macroeconomic concerns and particularly the impact of the COVID-19 outbreak that affect the level of capital expenditures or global commerce. With respect to the COVID-19 outbreak specifically, while our financial results for the nine months ended September 30, 2021 improved as compared to quarterly results achieved during 2020, the possible effect over the longer term continues to remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19 or new variants, the extent and effectiveness of containment actions taken, the approval, effectiveness, timing and widespread vaccination of the global population, and the impact of these and other factors on our customer base and general commercial activity.
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
Gross margin. Our total gross margin in any period can be significantly affected by a number of factors, some of which are not under our control, including net sales, production volumes, competitive factors, product mix, and by other factors such as changes in foreign exchange rates relative to the U.S. Dollar. For instance,
•As our products mature, we can experience additional competition which tends to decrease average selling prices and affects gross margin;
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $7.9 million and $11.5 million for the three months ended September 30, 2021 and 2020, respectively, and $23.5 million and $26.0 million for the nine months ended September 30, 2021 and 2020, respectively.
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
As discussed above, we continue to monitor the effect of the COVID-19 pandemic on our business and the potential affect it may have on the recoverability of our long-lived assets. The future effects of COVID-19 remain uncertain as more variants start to emerge on a global basis. If the future effects of COVID-19 accumulate and become larger or if our ability to predict the impact becomes more certain, it may become a triggering event which would cause us to evaluate the carrying value of our amortizable long-lived assets or to evaluate the carrying value of goodwill prior to the annual assessment date. If our analysis indicates potential impairment of goodwill, amortizable intangibles or right-of-use assets in one or more of our reporting units, we may be required to record charges to earnings in our financial statements, which would negatively affect our results of operations.
Foreign exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. Dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S., Germany, Russia and Belarus) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the Euro, the Russian Ruble, the Japanese Yen and Chinese Yuan have had and could have an additional significant impact on our sales, costs and earnings. The depreciation of the Euro partially offset by the depreciation of the Chinese Yuan created a foreign exchange gain for the quarter ended September 30, 2021 because our European subsidiaries have certain net assets denominated in U.S. Dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. Dollars. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs.  In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our net sales was 21% for the nine months ended September 30, 2021 and 24%, 21% and 26% for the full years 2020, 2019 and 2018, respectively. One of our customers accounted for 23% and 21% of our net accounts receivable as of September 30, 2021 and December 31, 2020, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our fiber lasers or amplifiers. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Net sales. Net sales increased by $60.7 million, or 19.1%, to $379.1 million for the three months ended September 30, 2021 from $318.4 million for the three months ended September 30, 2020.
The table below sets forth sales by application:

	Three Months Ended September 30,
	2021		2020		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$346,045	91.3%	$290,028	91.1%	$56,017	19.3%
Other applications	33,105	8.7%	28,413	8.9%	4,692	16.5%
Total	$379,150	100.0%	$318,441	100.0%	$60,709	19.1%

The table below sets forth sales by type of product and other revenue:

	Three Months Ended September 30,
	2021		2020		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$177,787	46.9%	$184,387	57.9%	$(6,600)	(3.6)%
Medium Power CW Lasers	24,520	6.4%	11,756	3.7%	12,764	108.6%
Pulsed Lasers	59,051	15.6%	34,975	11.0%	24,076	68.8%
Quasi-Continuous Wave ("QCW") Lasers	16,312	4.3%	15,079	4.7%	1,233	8.2%
Laser and Non-Laser Systems	32,523	8.6%	20,841	6.5%	11,682	56.1%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	68,957	18.2%	51,403	16.2%	17,554	34.1%
Total	$379,150	100.0%	$318,441	100.0%	$60,709	19.1%
Materials processing
Sales for materials processing applications increased due to higher sales from pulsed lasers, laser and non-laser systems, medium power lasers, other laser products and service, and QCW lasers, partially offset by a decrease in sales of high power lasers. Sales for materials processing applications improved as markets recover from being negatively affected by the COVID-19 pandemic in 2020.
•The decrease in high power laser sales related to metal cutting applications was partially offset by an increase in sales for metal welding applications. Within cutting applications, decreased sales were attributable to lower demand and increased competition in China. The increase in sales of high power lasers used in welding applications was driven by higher sales into electric vehicle battery (EV) and general manufacturing industries.
•Medium power sales increased due to increased demand for additive manufacturing, welding and cutting applications.
•Pulsed laser sales, including high power pulsed lasers, increased due to growth in sales for foil cutting and cleaning for EV battery processing applications, other cleaning and stripping application, marking and engraving applications and green pulsed lasers used for solar cell manufacturing applications.
•QCW laser sales increased due to increased demand for fine processing in consumer electronics applications.
•The increase of revenue in laser systems was attributable to increased demand for laser and non-laser systems, and the launch of LightWELD, a handheld laser welding system.
•Other revenue for materials processing increased due to increased sales of options and accessories.
Other applications
Sales from other applications increased due to higher demand in lasers used for medical procedures, partially offset by decreased demand in lasers used for advanced applications and telecom products.
Cost of sales and gross margin. Cost of sales increased by $27.7 million, or 16.7%, to $193.3 million for the three months ended September 30, 2021 from $165.6 million for the three months ended September 30, 2020. Our gross margin increased to 49.0% for the three months ended September 30, 2021 from 48.0% for the three months ended September 30, 2020. The increase in gross margin was driven by a reduction of manufacturing costs and provision for inventory as a percentage of sales, partially offset by a decrease in absorption of manufacturing expenses as a percentage of sales. In addition, there was a moderate increase in cost of product sold from inventory as a percentage of sales due to changes in product mix as average selling prices were approximately the same as the year ago period.
Sales and marketing expense. Sales and marketing expense increased by $3.4 million, or 19.7%, to $20.7 million for the three months ended September 30, 2021 compared with $17.3 million for the three months ended September 30, 2020. This change was primarily a result of increases in personnel costs and trade fairs and exhibits. As a percentage of sales, sales and marketing expense increased to 5.5% for the three months ended September 30, 2021 from 5.4% for the three months ended September 30, 2020, mainly due to increased expense for trade fairs and exhibits as a percentage of sales.

Research and development expense. Research and development expense increased by $2.6 million, or 8.2%, to $34.3 million for the three months ended September 30, 2021, compared to $31.7 million for the three months ended September 30, 2020. This change was primarily a result of increases in personnel costs partially offset by decreases in expense for materials used for research and development projects. As a percentage of sales, research and development expense decreased to 9.0% for the three months ended September 30, 2021 from 10.0% for the three months ended September 30, 2020, mainly due to the increase in sales.
General and administrative expense. General and administrative expense increased by $3.6 million, or 12.4%, to $32.6 million for the three months ended September 30, 2021 from $29.0 million for the three months ended September 30, 2020. This change was primarily a result of increases in personnel costs partially offset by a reduction in losses on disposal of fixed assets. As a percentage of sales, general and administrative expense decreased to 8.6% for the three months ended September 30, 2021 from 9.1% for the three months ended September 30, 2020, mainly due to the reduction in losses on disposal of fixed assets.
Goodwill impairment. We did not incur impairment of goodwill for the three months ended September 30, 2021, compared to the non-cash goodwill impairment loss of $44.6 million incurred for the three months ended September 30, 2020. We performed a goodwill impairment analysis after concluding that decreased order flows experienced by our Genesis custom systems business reporting unit resulting from the macroeconomic conditions largely attributed to COVID-19 was a triggering event. The impairment loss was equal to the carrying value of goodwill prior to its impairment.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.86, Russian Ruble 74, Japanese Yen 106 and Chinese Yuan 6.92, respectively, we would have expected net sales to be $9.1 million lower, gross profit to be $5.6 million lower and total operating expenses to be $0.5 million lower.
Gain on foreign exchange. We incurred a foreign exchange gain of $3.6 million for the three months ended September 30, 2021 as compared to a $11.3 million gain for the three months ended September 30, 2020. Our Russian and European subsidiaries have certain net assets denominated in U.S. Dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. Dollars. The foreign exchange gain for the three months ended September 30, 2021 was primarily attributable to depreciation of the Euro, partially offset by the depreciation of the Chinese Yuan as compared to the U.S. Dollar. The foreign exchange gain for the three months ended September 30, 2020 was primarily attributable to the depreciation of the Russian Ruble and appreciation of the Chinese Yuan, partially offset by appreciation of the Euro as compared to the U.S. Dollar.
Interest (expense) income, net. Interest expense, net was $0.3 million for the three months ended September 30, 2021 as compared to interest income, net of $1.2 million for the three months ended September 30, 2020. The change in interest (expense) income, net is due to a reduction in yields on cash equivalents and short term investments.
Provision for income taxes. Provision for income taxes was $26.8 million for the three months ended September 30, 2021 compared to $7.0 million for the three months ended September 30, 2020, representing an effective tax rate of 26.4% and 16.4% for the three months ended September 30, 2021 and 2020, respectively. The increase in tax expense in 2021 is primarily due to an increase in income before tax and to an adjustment related to a change in the regulations that impacted the 2020 annual effective tax rate. The regulations for the Global Intangible Low-Taxed Income (“GILTI”) provisions of US tax law issued in July 2020 allowed companies to elect out for high taxed foreign income; the reduced effective tax rate as a result of this regulatory change when applied to the income from the first half of 2020 reduced the tax expense in the third quarter of 2020. For the three months ended September 30, 2021 and 2020, the net discrete tax benefits were $1.4 million and $0.7 million, respectively, primarily related tax deductions for equity-based compensation that exceeded compensation expense recognized and to provision to return adjustments for the prior year.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $39.8 million to $75.4 million for the three months ended September 30, 2021 compared to $35.6 million for the three months ended September 30, 2020. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 8.7 percentage points to 19.9% for the three months ended September 30, 2021 from 11.2% for the three months ended September 30, 2020 due to the factors described above.
Results of Operations for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Net sales. Net sales increased by $232.3 million, or 26.9%, to $1,096.4 million for the nine months ended September 30, 2021 from $864.1 million for the nine months ended September 30, 2020.

The table below sets forth sales by application:

	Nine Months Ended September 30,
	2021		2020		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$1,008,939	92.0%	$779,810	90.2%	$229,129	29.4%
Other applications	87,454	8.0%	84,284	9.8%	3,170	3.8%
Total	$1,096,393	100.0%	$864,094	100.0%	$232,299	26.9%

The table below sets forth sales by type of product and other revenue:

	Nine Months Ended September 30,
	2021		2020		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power CW Lasers	$538,013	49.1%	$461,181	53.4%	$76,832	16.7%
Medium Power CW Lasers	58,579	5.3%	33,701	3.9%	24,878	73.8%
Pulsed Lasers	176,219	16.1%	109,391	12.7%	66,828	61.1%
QCW Lasers	45,503	4.2%	38,660	4.5%	6,843	17.7%
Laser and Non-Laser Systems	89,236	8.1%	64,417	7.5%	24,819	38.5%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	188,843	17.2%	156,744	18.0%	32,099	20.5%
Total	$1,096,393	100.0%	$864,094	100.0%	$232,299	26.9%
Materials processing
Sales for materials processing applications increased due to higher sales of high power lasers, pulsed lasers, laser and non-laser systems, other laser products and service, medium power lasers, and QCW lasers.
•The increase in high power laser sales related to welding and metal cutting applications. The increase in sales of high power lasers used in welding applications was driven by higher sales into EV battery and general manufacturing industries. Within cutting applications, increased sales were attributable to a stronger global demand due to recovery from the COVID-19 pandemic, partially offset by increased competition in China.
•The increase in medium power sales related to an increase in demand for additive manufacturing, cutting and welding applications.
•Pulsed laser sales, including high power pulsed lasers, increased due to growth in sales for foil cutting and cleaning for EV battery processing applications, marking and engraving applications, other cleaning and stripping application and green pulsed lasers used for solar cell manufacturing applications.
•QCW laser sales increased due to higher demand in fine processing for consumer electronics applications.
•The increase of revenue in laser and non-laser systems was attributable to higher demand for laser systems used for cutting applications, non-laser systems and the launch of LightWELD.
•Other revenue for materials processing increased due to higher sales of options and accessories and parts and service.
Other Applications
Sales from other applications increased due to increased demand for lasers used in medical procedures and advanced applications, partially offset by lower demand for telecom products.
Cost of sales and gross margin. Cost of sales increased by $94.0 million, or 19.9%, to $566.0 million for the nine months ended September 30, 2021 from $472.0 million for the nine months ended September 30, 2020. Our gross margin increased to

48.4% for the nine months ended September 30, 2021 from 45.4% for the nine months ended September 30, 2020. Gross margin increased mainly due to a reduction of manufacturing costs as a percentage of sales and a decrease in inventory provisions as a percentage of sales, while cost of products sold from inventory and absorption of manufacturing costs as a percentage of sales were approximately the same for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Sales and marketing expense. Sales and marketing expense increased by $5.5 million, or 10.3%, to $58.8 million for the nine months ended September 30, 2021 from $53.3 million for the nine months ended September 30, 2020, primarily as a result of increases in personnel costs. As a percentage of sales, sales and marketing expense decreased to 5.4% of sales for the nine months ended September 30, 2021 from 6.2% for the nine months ended September 30, 2020, mainly due to the increase in sales.
Research and development expense. Research and development expense increased by $7.7 million, or 8.1%, to $102.8 million for the nine months ended September 30, 2021, compared to $95.1 million for the nine months ended September 30, 2020, primarily as a result of an increase in personnel costs and expenses for depreciation and amortization, partially offset by a decrease in expenses related to materials used for research and development projects. As a percentage of sales, research and development expense decreased to 9.4% for the nine months ended September 30, 2021 from 11.0% for the nine months ended September 30, 2020, mainly due to the increase in sales.
General and administrative expense. General and administrative expense increased by $11.1 million, or 13.4%, to $93.7 million for the nine months ended September 30, 2021 from $82.6 million for the nine months ended September 30, 2020, primarily as a result of increases in personnel costs, gifts and donations, outside processing, information systems and legal, partially offset by a reduction in losses on disposal of fixed assets and depreciation expense. As a percentage of sales, general and administrative expense decreased to 8.5% for the nine months ended September 30, 2021 from 9.6% for the nine months ended September 30, 2020, mainly due to the increase in sales.
Goodwill impairment. We did not incur impairment of goodwill for the nine months ended September 30, 2021, compared to the non-cash goodwill impairment loss of $44.6 million incurred for the nine months ended September 30, 2020. We performed a goodwill impairment analysis after concluding that decreased order flows experienced by our Genesis custom systems business reporting unit resulting from the macroeconomic conditions largely attributed to COVID-19 was a triggering event. The impairment loss was equal to the carrying value of goodwill prior to its impairment.
Impairment of long-lived assets and other restructuring charges. We did not incur impairment of long-lived assets and other restructuring charges for the nine months ended September 30, 2021, compared to charges of $1.2 million in total for the nine months ended September 30, 2020, of which $0.4 million related to severance and $0.1 million related to lease termination costs as part of restructuring of our submarine network division. We also incurred $0.7 million of non-cash long-lived impairments related to machinery and equipment.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.89, Russian Ruble 71, Japanese Yen 108 and Chinese Yuan 7.00, respectively, we would have expected net sales for the nine months ended September 30, 2021 to be $48.9 million lower, gross profit to be $28.5 million lower and total operating expenses would have been $1.2 million lower.
Gain on foreign exchange. We reported a foreign exchange gain of $8.0 million for the nine months ended September 30, 2021 as compared to a gain of $18.1 million for the nine months ended September 30, 2020. Our Russian and European subsidiaries have certain net assets denominated in U.S. Dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. Dollars. The gain for the nine months ended September 30, 2021 was primarily attributable to depreciation of the Euro, partially offset by appreciation of the Russian Ruble as compared to the U.S. Dollar. The gain for the nine months ended September 30, 2020 was primarily attributable to the depreciation of the Russian Ruble and appreciation of the Chinese Yuan, partially offset by the appreciation of the Euro as compared to the U.S. Dollar.
Interest (expense) income, net. Interest expense, net, was $1.2 million for the nine months ended September 30, 2021 as compared to $6.1 million of income for the nine months ended September 30, 2020. The change in interest (expense) income, net is due to a reduction in yields on cash equivalents and short term investments that resulted in lower market interest rates as compared to prior year rates.
Provision for income taxes. Provision for income taxes was $69.4 million for the nine months ended September 30, 2021 compared to $29.4 million for the nine months ended September 30, 2020, representing an effective tax rate of 24.6% and 21.0% for the nine months ended September 30, 2021 and 2020, respectively. The increase in expense is primarily related to an increase in income. For the nine months ended September 30, 2021 and 2020, the net discrete tax benefits were $5.8 million and $6.7 million, respectively, primarily related to the tax deductions for equity-based compensation that exceeded compensation expense recognized and to provision to return adjustments for the prior year.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $103.1 million to $213.3 million for the nine months ended September 30, 2021 compared to $110.2 million for the nine months ended September 30, 2020. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 6.7 percentage points to 19.5% for the nine months ended September 30, 2021 from 12.8% for the nine months ended September 30, 2020 due to the factors described above.
Liquidity and Capital Resources
The following table presents our principal sources of liquidity:

	September 30,	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$794,904	$876,231
Short-term investments	724,103	514,835
Unused credit lines and overdraft facilities	129,578	132,048
Working capital (excluding cash, cash equivalents and short-term investments)	513,328	542,433
Short-term investments at September 30, 2021 consist of liquid investments including commercial paper, corporate bonds, municipal bonds and certificates of deposit with original maturities of greater than three months but less than one year. See Note 5, "Fair Value Measurements" in the notes to the condensed consolidated financial statements for further information about our short-term investments.
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

The following table details our line-of-credit facilities and long-term notes as of September 30, 2021:

Description	Total Facility/ Note	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$75.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2025	Unsecured
Euro Credit Facility (Germany) (2)	Euro 50.0 million ($57.9 million)	Euribor plus 0.75% or EONIA plus 1.00%	July 2023	Unsecured, guaranteed by parent company and German subsidiary
Other Euro Facility (3)	Euro 1.5 million ($1.7 million)	Euribor plus 2.02%	December 2021	Common pool of assets of Italian subsidiary
Long-term Secured Note (4)	$17.6 million	Fixed at 2.74%	July 2022	Secured by the corporate aircraft
Long-term Unsecured Note (5)	$17.5 million	1.20% above LIBOR, fixed using an interest rate swap at 2.85% per annum	May 2023	Unsecured
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At September 30, 2021, there were no amounts drawn on this line; however, there were $2.7 million of guarantees issued against the line which reduces total availability.
(2) This facility is also available to certain foreign subsidiaries in their respective local currencies. At September 30, 2021, there were no drawings on this facility; however, there were $2.4 million of guarantees issued against the line which reduces total availability.
(3) At September 30, 2021, there were no drawings. This facility renews annually.
(4) At maturity, the outstanding note balance will be $15.4 million.
(5) At maturity, the outstanding note balance will be $15.4 million.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $75.0 million and $57.9 million (or 50.0 million Euro as described above), respectively, and neither of them is syndicated. We plan to seek amendments of our credit agreements and notes to modify LIBOR and Euribor reference rates as these rates are phased out as borrowing reference rates.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that we maintain a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. Funded debt is decreased by our cash and available marketable securities not classified as long-term investments in the U.S.A. in excess of $50 million up to a maximum of $500 million. We were in compliance with all such financial covenants as of and for the three months ended September 30, 2021.
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

The following table presents cash flow activities:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash provided by operating activities	$305,156	$200,017
Cash used in investing activities	(304,824)	(96,078)
Cash used in financing activities	(72,119)	(25,565)
Operating activities. Net cash provided by operating activities increased by $105.2 million to $305.2 million for the nine months ended September 30, 2021 from $200.0 million for the nine months ended September 30, 2020, primarily due to an increase in net income and a decrease in cash used for working capital. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The increase in cash provided by operating activities in 2021 primarily resulted from an increase in cash provided by net income after adding back non-cash charges, an increase in cash provided by income and other taxes payable, an increase in cash provided by accrued expenses and an increase in cash provided by accounts payable; partially offset by an increase in cash used by inventory, an increase in cash used by accounts receivable and an increase in cash used by prepaid expenses and other assets.
Investing activities. Net cash used in investing activities was $304.8 million for the nine months ended September 30, 2021 as compared to cash used in investing activities of $96.1 million in 2020. The cash used in investing activities in 2021 related to $210.7 million of net purchases of short-term investments and $93.9 million of capital expenditures. The cash used in investing activities in 2020 related to $61.9 million of capital expenditures and $34.9 million of net purchases of short-term investments.
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
Financing activities. Net cash used in financing activities was $72.1 million for the nine months ended September 30, 2021 as compared to net cash used of $25.6 million in 2020. The cash used in financing activities in 2021 related to the purchase of treasury stock of $78.1 million, $2.9 million of principal payments on our long-term borrowings and $2.6 million of payments of purchase price holdbacks from business combinations; partially offset by, proceeds of $11.4 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units. The cash used in financing activities in 2020 was related to the purchase of treasury stock of $37.9 million, $2.8 million of principal payments on our long-term borrowings and $1.7 million of payment of a purchase price holdback from a business combination, partially offset by proceeds of $16.8 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units.
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

The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, "Business" and Item 1A, "Risk Factors" of Part I of the Form 10-K filed with the SEC for the year ended December 31, 2020 (the "Annual Report") and in Item 1A, "Risk Factors" of Part II on Form 10-Q filed with the SEC for the quarter ended September 30, 2021. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Interest rate risk. Certain interest rates are variable and fluctuate with current market conditions. Our investments have limited exposure to market risk. We maintain a portfolio of cash, cash equivalents and short-term investments consisting primarily of bank deposits, money market funds, certificates of deposit, commercial paper, corporate bonds and municipal bonds. None of these investments have a maturity date in excess of one year. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. The gain on foreign exchange transactions totaled $3.6 million for the three months ended September 30, 2021 compared to a gain of $11.3 million for the three months ended September 30, 2020. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. At September 30, 2021, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The U.S. Dollar denominated assets are comprised of cash, third party receivables and inter-company receivables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of September 30, 2021 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $9.5 million if the U.S. Dollar appreciated and a $10.0 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Russian Ruble as of September 30, 2021 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $3.8 million if the U.S. Dollar appreciated and a $4.0 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Chinese Yuan as of September 30, 2021 applied to the net U.S. Dollar liabilities balances, would result in a foreign exchange loss of $4.5 million if the U.S. Dollar appreciated and a $4.8 million foreign exchange gain if the U.S. Dollar depreciated. It is possible that the COVID-19 pandemic may create additional volatility in exchange rates going forward.

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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of September 30, 2021. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
ITEM 1A. RISK FACTORS
With the exception of the following updated risks, there have been no other material changes in our risk factors from those disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified in our Annual Report or this Quarterly Report because they are common to all businesses.
We are highly dependent on the significant experience and specialized expertise of our CEO and other senior management and scientific staff. The unavailability or loss of one or more of these key employees or our failure to attract other highly skilled personnel necessary to compete successfully could harm our business and results of operations.
Our future success is substantially dependent on the continued service and performance of our executive officers, particularly our chief executive officer, Dr. Eugene Scherbakov, age 74. He plays a key role setting our strategic direction, directing the development of new technologies and maintaining our culture. The unavailability of Dr. Scherbakov could have a material impact on our business. Although the board engages in executive succession planning, our inability to effectively and immediately transition knowledge or responsibilities to his successor in the event of an unexpected absence or departure could harm our business and disrupt our operations. We also rely on our highly trained team of scientists, many of whom have numerous years of experience and specialized expertise in optical fibers, semiconductors and optical component technology, and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may depart for a variety of reasons, which could harm our business. The members of our scientific staff who are expected to make significant individual contributions to our business are also members of our executive management team. We will need to continue to recruit and retain highly skilled scientists and engineers for certain functions. Competition for qualified personnel in our industry is intense, particularly for physicists, software engineers and other technical staff. If we fail to attract, integrate and retain the necessary personnel, it could delay the development or introduction of new products, negatively impact our ability to market, sell or support our products, and significantly harm our business.
Certain trusts and a company created by the late founder of the Company collectively control approximately 31% of our voting power and have a significant influence on the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.
IP Fibre Devices (UK) Ltd., together with trusts created by the late founder of the Company, Dr. Valentin P. Gapontsev, beneficially own approximately 31% of our common stock. Dr. Scherbakov, our CEO, is the sole managing director of IP Fibre Devices (UK), Ltd. Trustees of the trusts are officers or employees of the Company, including Dr. Scherbakov. Dr. Scherbakov and the trusts have a significant influence on the outcome of matters requiring stockholder approval, including election of our directors, stockholder proposals and approval of significant corporate transactions. Dr. Scherbakov and the trusts may vote their shares of our common stock in ways that other stockholders may consider would be adverse to the interests of the other stockholders. These significant ownership interests could delay, prevent or cause a change in control of the Company and might affect the market price of our common stock.
Provisions in our charter documents and Delaware law, and our severance arrangements, could prevent or delay a change in control of our company, even if a change in control would be beneficial to our stockholders.
Provisions of our certificate of incorporation and by-laws, including certain provisions that will take effect when founder of the Company, the late Dr. Valentin P. Gapontsev, together with his affiliates and associates, ceases to beneficially own an aggregate of 25% or more of our outstanding voting securities, may discourage, delay or prevent a merger, acquisition or change of control, even if it would be beneficial to our stockholders. The existence of these provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:
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
Section 203 of the Delaware General Corporation Law, which will apply to the Company following such time as the late Dr. Gapontsev, together with his affiliates and associates, ceases to beneficially own 25% or more of the total voting power of our outstanding shares, may prohibit business combinations with stockholders owning 15% or more of our outstanding voting stock. The terms of our employment agreements and severance plan with executives include change-of-control severance provisions which provide for the payment of cash following a termination of employment following a change of control. These provisions may discourage, delay or prevent a merger or acquisition, make a merger or acquisition costlier for a potential acquirer, or make removal of incumbent directors or officers more difficult.
We must comply with and could be impacted by various export controls and trade and economic sanctions laws and regulations that could negatively affect our business and may change due to diplomatic and political considerations outside of our control.
A significant part of our business involves the export and import of components and products among many countries, including the U.S., Germany, Russia and China. The U.S. government and governments of other countries in which we do business have Trade Controls that impact our ability to export, re-export or transfer products, software and technology originating in those countries. Trade Controls may require that we obtain a license before we can export, re-export or transfer certain products, software or technology. The requirement to obtain a license could put us at a competitive disadvantage by restricting our ability to sell products to customers in certain countries or by giving rise to delays or expenses related to obtaining a license. We have experienced and, in the future, may experience delays in obtaining export licenses based on issues solely within the control of the applicable government agency. Licenses may also include conditions that limit the use, resale, transfer, re-export, modification, disassembly, or transfer of a product, software or technology after it is exported without first obtaining permission from the relevant government agency. Delays in obtaining or failure to obtain required export licenses may require us to defer shipments for substantial periods or cancel orders. Any of these circumstances could adversely affect our operations and, as a result, our financial results could suffer. Although we have implemented compliance measures designed to prevent transactions prohibited by current or future Trade Controls, we have previously identified, and may continue to identify, instances in which we exported products without obtaining the required export authorizations and/or submitting the required requests. As a result, we have submitted a limited number of voluntary self-disclosures regarding compliance with export control laws and regulations with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). In October 2021, the U.S. Department of Justice (“DOJ”) advised us it is conducting an investigation into certain shipments of equipment. We are cooperating fully with the DOJ’s review. Our failure to comply with these laws and regulations could result in costly government investigations, government sanctions, including substantial monetary penalties, civil or criminal penalties, denial of export privileges, debarment from government contracts, and a loss of revenues and reputational harm.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities for the three months ended September 30, 2021.
Issuer Purchases of Equity Securities
The following table reflects issuer purchases of equity securities for the three months ended September 30, 2021:

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 — July 31, 2021	62,790	(2), (3)	$209.07	62,790	$191,530
August 1, 2021 — August 31, 2021	62,644	(1), (2), (3)	175.61	61,649	180,711
September 1, 2021 — September 30, 2021	75,066	(2), (3)	165.00	75,066	168,313
Total	200,500		$182.12	199,505	$168,313

(1) In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended September 30, 2021 a total of 995 shares were withheld at an average price of $182.51.
(2) On February 12, 2019, we announced that our Board of Directors authorized the purchase of up to $125 million of IPG common stock (the "February 2019 program") following the completion of our $125 million repurchase program authorized in July 2018. Under the February 2019 program, we are authorized to repurchase shares of common stock in an amount not to exceed the lesser of (a) the number of shares issued to employees and directors under the Company's various employee and director equity compensation and employee stock purchase plans from January 1, 2019 through December 31, 2020 and (b) $125 million, exclusive of any fees, commissions or other expenses. We repurchased 22,386 shares in the third quarter of 2021 under the February 2019 authorization.
(3) On May 5, 2020, we announced that our Board of Directors authorized the purchase of up to $200 million of IPG common stock (the "May 2020 program"), exclusive of any fees, commissions or other expenses. The May 2020 program is separate from, and in addition to, the repurchases authorized under the February 2019 program. We repurchased 177,119 shares in the third quarter of 2021 under the May 2020 authorization.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description

3.2	Amended and Restated Bylaws of IPG Photonics Corporation (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on November 2, 2021)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION

Date: November 3, 2021	By:	/s/ Eugene A. Scherbakov
Eugene A. Scherbakov
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2021	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)