Form 10-K
period 2021-12-31
IPG PHOTONICS CORP
filed 2022-02-22
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $7.7 billion, calculated based upon the closing price as reported by the Nasdaq Global Select Market on June 30, 2021. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
As of February 18, 2022, 52,939,383 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant's fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Diverse Customer Base, End Markets and Applications.    Our diverse customer base, end markets and applications provide us with many growth opportunities. In 2021, we shipped products to thousands of customers worldwide. Our principal end markets and representative applications within those markets include:
Materials Processing Markets

End Market	Applications	Principal Products
General manufacturing	Flat sheet, tube and 3D cutting	Continuous Wave ("CW") lasers (1-40 kW)
	Welding, brazing and hardening	CW lasers (1-125 kW)
	Marking, engraving and printing	Nanosecond ("NS") pulsed lasers (10-100 W)
	3D printing	CW lasers (200-1,000 W)
	Ablation and cleaning	NS pulsed lasers (100-3000 W)
Automotive	Cutting of high-strength steel and aluminum	CW lasers (1-20 kW)
	Welding tailored blanks, frames and auto parts	CW lasers (1-50 kW)
	Seam welding and brazing	CW lasers and IPG systems
	Electric vehicle battery processing	CW lasers and NS pulsed lasers
Consumer goods	Micro welding, cutting and marking	Quasi-CW ("QCW") lasers and NS pulsed lasers
	Marking of plastic and non-metal material	Ultraviolet pulsed lasers
Medical devices	Stent, pacemaker and device manufacturing	CW lasers, NS and Femtosecond ("FS") pulsed lasers
Energy and Renewable Energy	Hardening and welding of pipes	CW lasers (4-50 kW)
	Cladding of turbine blades and drill bits	CW lasers (1-20 kW) and IPG systems
	Solar cell processing	Green pulsed lasers
Aerospace, rail and shipbuilding	Welding titanium, welding/cutting thick plates	CW lasers (1-50 kW) and IPG systems
	Percussion drilling of parts	QCW lasers
Micro electronics	Wafer inspection and annealing	CW lasers and NS pulsed lasers
	Processing of glass, ceramics, sapphire, silicon	Picosecond ("PS") and FS pulsed lasers
Other Markets

End Market	Applications	Principal Products
Aerospace and defense	Directed energy	Single-Mode CW lasers, amplifiers and diodes
Scientific	Sensing, spectroscopy and research	Mid-infrared, FS and other lasers
Medical procedures	General surgery, urology and soft tissue	Thulium and FS lasers
	Skin, wrinkle/hair removal, dental	Erbium and diode lasers
Communications	Datacom and telecom network infrastructure	Optical transceivers
	Terrestrial and satellite broadband	Optical amplifiers and raman lasers
Products
We design and manufacture a broad range of high-performance fiber lasers and amplifiers. We also make packaged diodes, direct diode lasers, laser and non-laser systems and communications components and systems. Many of our products are designed to be used as general-purpose energy or light sources, making them useful in diverse applications and markets.
Our laser products are based on a common proprietary technology platform using many of the same core components, such as semiconductor diodes and specialty fibers, which we configure to our customers' specifications. Our engineers and scientists work closely with OEMs, system integrators and end users to develop and customize our products for their needs. Because of our flexible and modular product architecture, we offer products in different configurations according to the desired application, including modules, rack-mounted units and tabletop units. Our engineers and other technical experts work directly with the customer in our application and development centers to develop and configure the optimal solution for such customer's requirements. We also manufacture certain complementary products that are used with our lasers, such as optical delivery cables, fiber couplers, beam switches, optical processing heads and chillers.

Lasers
Our laser products include medium (1 to 999 watts) and high (1,000 watts and above) output power lasers from 0.3 to 4.5 microns in wavelength. These lasers may be CW, QCW or pulsed. Our pulsed line includes NS, PS and FS lasers. We offer lasers with different gain mediums and wavelengths. The gain mediums are ytterbium, erbium and thulium, as well as Raman and hybrid fiber-solid state lasers using our crystal technology. We produce hybrid fiber-solid state lasers at green and ultraviolet wavelengths for a range of micro processing applications and in the mid-IR spectrum for sensing, imaging and spectroscopy applications. We also sell fiber pigtailed packaged diodes and fiber coupled direct diode laser systems that use semiconductor diodes rather than optical fibers as their gain medium. In addition, we offer high-energy pulsed lasers, multi-wavelength lasers, tunable lasers, single-polarization and single-frequency lasers, as well as other versions of our products.
We believe that we produce the highest power solid-state lasers in the industry. Our ytterbium fiber lasers reach power levels of up to 125,000 watts. We also make single-mode and low-mode output ytterbium fiber lasers with power levels of up to 20,000 watts and single-mode, erbium and thulium fiber lasers with power levels of up to 1,000 watts.
For 2021 fiscal year, high power continuous wave ("CW") lasers accounted for 47% of revenue and were 54% and 56% of revenue, in 2020 and 2019, respectively. Pulsed lasers accounted for 17%, 13%, and 11% of revenue in 2021, 2020 and 2019, respectively.
Accessories
We manufacture and sell accessories that include high power optical fiber delivery cables, fiber couplers, beam switches, chillers and scanners for our fiber lasers. We are expanding our line of cutting and welding optical processing heads for use with our fiber lasers and sell devices for in-line coherent monitoring for welding.
Systems
In addition to selling laser sources, we also offer integrated laser systems for particular geographic markets or custom-developed for a customer's manufacturing requirements. In 2020, we introduced our new LightWELD product line, a handheld laser welding system to provide fabricators a laser-based solution for welding. We offer 2D compact flat sheet cutter systems and multi-axis systems for fine welding, cutting and drilling. We produce high precision laser systems for the medical device industry. We also offer a welding seam stepper and picker, which is an automated fiber laser welding tool providing customers increased processing speeds, better quality and the elimination of certain clamping tools. In 2018, we acquired Genesis Systems Group LLC (United States), a leader in the integration of laser and non-laser robotic welding and automation solutions, and Robot Concept GmbH (Germany), an integrator of laser-based systems. IPG also develops and sells specialized fiber laser systems for unique material processing applications as requested by customers desiring a complete laser-based solution, including orbital welding, pipe welding and remote welding. The platforms include robotic and multi-axis workstations for welding, cutting and cladding, flatbed cutting systems, and diode markers. For the 2021, 2020 and 2019 fiscal years, laser and non-laser systems accounted for 9%, 8%, and 11%, respectively, of revenues.
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
We also sell optical transceiver and transponder modules for communications applications. These optical subsystems provide the interface for interconnecting electronic equipment including Ethernet switches, IP routers and DWDM/SONET/SDH optical transport systems within telecommunications, cable multi-system operator ("MSO") and data center networking applications.

Our Markets
We broadly classify our principal end markets as material processing, advanced applications, communications and medical procedures. The following table shows the allocation of our net sales (in thousands) among our principal markets:

	Year Ended December 31,
	2021		2020		2019
		% of Total		% of Total		% of Total
Materials processing	$1,325,404	90.7%	$1,082,478	90.2%	$1,229,211	93.5%
Advanced applications	69,257	4.8%	63,859	5.3%	40,779	3.1%
Medical procedures	42,936	2.9%	31,243	2.6%	14,480	1.1%
Communications	23,263	1.6%	23,144	1.9%	30,111	2.3%
Total	$1,460,860	100.0%	$1,200,724	100.0%	$1,314,581	100.0%
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
Cutting and Welding Applications.    Laser-based cutting technology has several advantages compared to alternative technologies. Laser cutting is fast, flexible and highly precise and can be used to cut complex contours on flat, tubular or three-dimensional materials. The laser source can be programmed to process many different kinds of materials such as steel, aluminum, brass, copper, glass, ceramic and plastic at various thicknesses. Laser cutting technology is a non-contact process that is easy to integrate into an automated production line and is not subject to wear of the cutting medium. We sell low, mid and high power ytterbium fiber lasers for laser cutting. Our high power pulsed lasers are used in thin foil cutting applications in electric vehicle battery production. High electrical efficiency, low maintenance and operating cost, excellent beam quality, wide operating power range, power stability and small spot size are some of the qualities offered by IPG fiber lasers for many cutting applications, which enable customers to cut a variety of materials faster.
Laser welding offers several important advantages compared to conventional welding technology as it is non-contact, precise, easy to automate, provides high process speed and results in narrow-seamed, high-quality welds that generally require little or no post-processing machining. The high beam quality of our fiber lasers coupled with high CW power offer deep penetration welding as well as shallow conduction mode welding. Adjustable mode beam (AMB) lasers allow beam tunability for precise high-quality welding required in electric vehicle battery manufacturing. In addition, fiber lasers enable remote welding "on the fly," a flexible method of three-dimensional welding in which the laser beam is positioned by a robot-guided scanner. Remote welding stations equipped with fiber lasers are used for welding door panels, seat backs, spot and lap welds over the entire auto body frame ("body-in-white") and tailor welded blanks for automotive applications. We also offer a real-time weld monitoring system to determine weld quality in an integrated solution. Our products are used also for laser brazing of visible joints in automobiles such as tailgates, roof joints and columns. Brazing is a method of joining sheet metal by using a melted filler material similar to soldering but requiring higher temperatures.
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
Communications
We design and manufacture optical amplifiers and optical transceiver and transponder modules for communications applications. IPG's fiber amplifiers are deployed in some of the world's largest broadband networks, supporting high speed data, voice, video on demand and high definition television applications. We provide a broad range of high power products for these applications including erbium doped fiber amplifiers and Raman lasers. We also produce optical transceiver and transponder modules based upon proprietary tunable lasers, silicon photonics integrated circuits and mixed signal coherent DSP-ASIC designs, intended to simplify optical networks and reduce customer capital costs. These configurable modules are designed to operate at 10G, 100G and 200G coherent transmission rates, with higher speed modules under development. These products are deployed in data center networks, service provider optical networks, and communications networks of oil and gas utilities.
Medical Procedures
We sell our commercial fiber and diode laser modules, subassemblies and complete systems to OEMs that incorporate our products into their medical products. Our ultrafast, CW and QCW ytterbium, erbium, thulium fiber lasers, diode laser and hybrid lasers with average power from 1 to 200 watts and diode laser systems can be used in various medical and biomedical applications. We have also developed and are now selling medical laser systems and consumable fibers for surgical applications, including benign prostatic hyperplasia and lithotripsy, as an OEM and, in certain territories, as an IPG-branded product. Aesthetic applications addressed by IPG lasers include skin rejuvenation, hair removal, and treatment of pigmented and vascular lesions.

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
We incurred research and development costs of approximately $139.6 million, $126.9 million and $130.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. We expect to continue our commitment to research and development and to introduce new products, systems and complementary products. See Item 7, "Management's Discussion and Analysis of Financial Condition of Results of Operations."
Intellectual Property
We rely on the technical expertise, creativity, and knowledge of our personnel, and we utilize trade secret, patent, trademark, copyright and contractual protections to maintain our competitive position and protect our proprietary rights in our products and technology. While our intellectual property rights are important to our success, we believe that our business as a whole is not materially dependent on any particular patent, trademark, copyright or other intellectual property right. IPG has used, registered or applied to register a number of trademark registrations in the United States and in other countries.
As of December 31, 2021, we have over 600 patents issued and over 500 pending patent applications worldwide. Intellectual property rights, including those that we own, those that we license and those of others, involve significant risks. See Item 1A, "Risk Factors — In the past, we were subject to litigation alleging that we infringed third-party intellectual property rights. Intellectual property claims could result in costly litigation and harm our business" and "Risk Factors — Our inability to protect our intellectual property and proprietary technologies could result in the unauthorized use of our technologies by third parties, hurt our competitive position and adversely affect our operating results."
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
We operate our own semiconductor foundry for the production of multi-mode single-emitter diodes. We also process, package and extensively test all of our diodes. We developed proprietary components and accessories, manufacturing tools, equipment and techniques over many years in an effort to address the major issues that had been inhibiting the development of fiber laser technology and to provide products that differentiate us from our competitors. In addition, we have acquired the technology to produce additional components, such as volume Bragg gratings and crystals. Using our technology platform, we configure standard laser and amplifier products based upon each customer's specifications. We have developed proprietary testing methodologies that allow us to develop higher power components and products in short periods of time, enable us to introduce products to the market more quickly, capitalize on new opportunities and provide superior service to our customers. In our materials processing systems business, we manufacture standard configuration systems and also systems customized for specific customer requirements. We purchase common and specialized mechanical, electrical and optical parts and raw materials from vendors.
Sales, Marketing and Support
We market our products internationally primarily through our direct sales force. Our direct sales force sells to end users, OEMs and systems integrators. Once our fiber laser products are designed into an OEM system, the OEM's sales force markets its systems, allowing us to leverage our sales capability through the OEM sales channels because the OEMs typically have several sales persons in locations other than where our sales offices are located. We have sales offices in the countries in which we have major manufacturing: United States, Germany and Russia. We have sales and service offices and application development centers in the Americas, Europe and Asia. To a lesser extent, we market through agreements with independent sales representatives and distributors, although we do use such channels more widely for our new LightWELD product. We typically provide one to five-year parts and service warranties on lasers and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas.
Customers
We sell our products globally to OEMs, system integrators and end users in a wide range of diverse markets who have the in-house engineering capability to integrate our products into their own systems. We also sell complete laser and non-laser solutions to end users for their production needs. We have thousands of customers worldwide. We rely on a few customers for a significant portion of our sales. In the aggregate, our top five customers accounted for 19%, 24% and 21% of our consolidated net sales in 2021, 2020 and 2019, respectively.

Competition
Our markets are highly competitive and characterized by rapidly changing technology, continuously evolving customer requirements and reduced average selling prices over time. In the materials processing market, we compete with makers of fiber lasers and other lasers, such as Coherent, Inc., Laserline GmbH, Lumentum Holdings Inc., Maxphotonics Co., Ltd., MKS Instruments, Inc., nLight, Inc., Trumpf GmbH + Co. KG and Wuhan Raycus Fiber Laser Technologies Co. Ltd., as well as other smaller competitors. Some of our customers have developed products for their own use which are competitive to our products. Such vertical integration could reduce the market opportunity for our products. Many of our fiber laser competitors are increasing the output powers of their fiber lasers to compete with our products.
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
Backlog
At December 31, 2021, our backlog of orders (generally scheduled for shipment within one year) was approximately $729.0 million compared to $673.7 million at December 31, 2020. At December 31, 2021, our backlog included $487.3 million of orders with firm shipment dates and $241.7 million of frame agreements that we expect to ship within one year, compared to $376.0 million of orders with firm shipment dates and $297.7 million of frame agreements at December 31, 2020. Frame agreements are non-binding indications of customer pricing and volume levels but are not firm customer purchase obligations. Orders used to compute backlog are generally cancellable without substantial penalties or any penalties. We anticipate shipping a substantial majority of the present backlog during fiscal year 2022. However, our backlog at any given date is not necessarily indicative of actual sales for any future period.
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
As of December 31, 2021, we had approximately 6,580 full-time employees, including 680 in research and development, 5,110 in manufacturing and service operations, 330 in sales and marketing, and 460 in general and administrative functions. As a global company, our employees are distributed throughout our more than thirty locations in twenty-four countries. Of our total full-time employees at our principal facilities, approximately 2,200 were in the United States, 1,260 were in Germany, 1,950 were in Russia, 380 were in Belarus and 220 were in China. We have never experienced a work stoppage, and none of our employees at our principal manufacturing facilities are subject to a collective bargaining agreement.
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
Employee recruitment, retention and development. IPG works diligently to attract the best talent from a broad array of sources to meet the current and future demands of our business. We have established relationships with trade schools, world-class universities, professional associations and industry groups to proactively attract talented and capable new hires. We also utilize social media, local job fairs and educational organizations to find diverse, motivated and responsible employees. IPG has made strides to increase diversity in management positions, building internal resources for potential future leadership openings. IPG has a strong employee value proposition that leverages our technology leadership, unique culture, collaborative working environment, shared sense of purpose, and desire to do the right thing to attract talent to our company. In 2021, we hired approximately 1,250 new employees.
We monitor employee turnover rates as our success depends upon retaining and investing in our highly trained manufacturing and technical staff. IPG strives to decrease voluntary turnover rates and thereby increase employee tenure by ensuring a combination of competitive compensation, individual developmental opportunities and personal career enrichment and growth. Our retention at the technical, professional and executive levels is high. Throughout 2020 and 2021, amidst global uncertainty and turmoil resulting from the COVID-19 pandemic, we introduced a number of special initiatives to minimize the impact upon our employees to safeguard the health and safety of them and their communities. These initiatives included compensation programs designed to provide a source of income to employees who needed to be absent from work as a result of the pandemic and enhanced “appreciation pay” to recognize the significant contributions of hourly employees who continued to work on-site. Throughout the pandemic, we believe our employees took immense pride in the shared purpose of making products that supported the world’s critical supply chains within a wide range of essential businesses and services including medical devices, transportation, communications, packaging and agriculture.
Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers as of February 22, 2022:

Name	Age	Position with the Company
Eugene A. Scherbakov, Ph.D.	74	Chief Executive Officer
Angelo P. Lopresti	58	General Counsel, Secretary and Senior Vice President
Timothy P.V. Mammen	52	Chief Financial Officer and Senior Vice President
Trevor D. Ness	49	Senior Vice President, Sales and Strategic Business Development
Alexander Ovtchinnikov, Ph.D.	61	Senior Vice President, Chief Technology Officer
Igor Samartsev, Ph.D.	58	Senior Vice President, Chief Scientist
Felix Stukalin	60	Senior Vice President, Chief Operating Officer
Eugene A. Scherbakov, Ph.D. has served as our Chief Executive Officer since May 2021. Prior to that, he was Chief Operating Officer since February 2017, Managing Director of IPG Laser GmbH, our German subsidiary, since August 2000 and Senior Vice President, Europe, since 2013. He served as the Technical Director of IPG Laser from 1995 to August 2000. From 1983 to 1995, Dr. Scherbakov was a senior scientist in fiber optics and head of the optical communications laboratory at the General Physics Institute, Russian Academy of Science in Moscow. Dr. Scherbakov graduated from the Moscow Physics and Technology Institute with an M.S. in Physics. In addition, Dr. Scherbakov attended the Russian Academy of Science in Moscow, where he received a Ph.D. in Quantum Electronics from its Lebedev Physics Institute and a Dr.Sci. degree in Laser Physics from its General Physics Institute.
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
Trevor D. Ness has served as our Senior Vice President, Sales and Strategic Business Development since February 18, 2022. Prior to that, he was Senior Vice President, World Wide Sales and Marketing, from February 2013 to 2022. From January 2011 until February 2013, he served as our Vice President-Asian Operations. Prior to joining us, Mr. Ness was Director of GSI Precision Technologies China from May 2005 to December 2010 and prior to that he held technical sales management roles with GSI Group, Inc. and Cobham Plc, located in UK, Japan and Taiwan. Mr. Ness holds a B.S. in Geology from Imperial College, a H.N.C. from Bournemouth University and an M.B.A. from The Open University.
Alexander Ovtchinnikov, Ph.D., has served as our Senior Vice President, Chief Technology Officer since February 2022. Prior to that, he was Vice President, Components, from September 2005 to February 2022 and Director of Material Sciences from October 2001 to September 2005. He was promoted to Senior Vice President in February 2013. Prior to joining us, Dr. Ovtchinnikov was Material Science Manager of Lasertel, Inc., a maker of high-power semiconductor lasers, from 1999 to 2001. For 15 years prior to joining Lasertel, Inc., he worked on the development and commercialization of high power diode pump technology at the Ioffe Institute, Tampere University of Technology, Coherent, Inc. and Spectra-Physics Corporation. He holds an M.S. in Electrical Engineering from the Electrotechnical University of St. Petersburg, Russia, and a Ph.D. from Ioffe Institute of the Russian Academy of Sciences.
Igor Samartsev, Ph.D. has served as our Senior Vice President, Chief Scientist since February 2022. Prior to that, he was Chief Technology Officer from 2011 to 2022 and Deputy General Manager of our Russian subsidiary, NTO IRE-Polus from 2005 to 2011 after having served in technical leadership roles at NTO IRE-Polus. Dr. Samartsev holds a Ph.D. in Physics from the Imperial College London.
Felix Stukalin has served as our Senior Vice President, Chief Operating Officer since February 2022. Prior to that, he was Senior Vice President, North America Operations, from February 2013 to February 2022. From March 2009 until February 2013, he served as our Vice President, Devices. Prior to joining us, he was Vice President, Business Development of GSI Group Inc. from April 2002 to September 2008, and from March 2000 to April 2002 he was Vice President of Components and President of the Wave Precision divisions of GSI Lumonics. Mr. Stukalin holds a B.S. in Mechanical Engineering from the University of Rochester and he is a graduate of the Harvard Business School General Management Program.
Seasonality
Our net sales can fluctuate from quarter to quarter with general economic trends, specific industry cycles, holidays in foreign countries such as Lunar New Year in the first quarter of our fiscal year and the timing of capital expenditures by our customers. Historically, our net sales have generally been higher in the second half of the year than in the first half of the year, although that trend did not occur in 2019 due to a decrease in capital equipment spending in Europe and China caused by slower macro-economic growth and uncertainty caused by the trade war between the United States and China.
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
Our business activities are subject to various export controls and trade and economic sanctions laws and regulations, including, without limitation, the U.S. Commerce Department’s Export Administration Regulations, the U.S. Treasury Department’s Office of Foreign Assets Control’s trade and economic sanctions programs, the U.S. Department of State’s Nonproliferation Sanctions and International Traffic in Arms Regulations, as well as those of the European Community and

Germany, which we collectively refer to as Trade Controls. We further discuss the impact of such Trade Controls under "Risk Factors" in Item 1A "—We must comply with and could be impacted by various export controls and trade and economic sanctions laws and regulations that could negatively affect our business and may change due to diplomatic and political considerations outside of our control"
Environmental Regulation
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
As a result of the ongoing COVID-19 pandemic, governmental authorities where we produce and sell our products have implemented numerous and evolving measures to contain the virus, which have been complicated by viral variants and uneven access to, and acceptance and effectiveness of, vaccines globally. Such measures include travel bans and restrictions, quarantines, shelter-in-place orders and guidance, and business shutdowns. Although certain restrictions related to the COVID-19 pandemic have eased, uncertainty continues to exist regarding such measures and potential future measures, particularly in response to increases in infection rates. We have significant manufacturing operations in the U.S., Europe and Russia, and a material portion of our sales are in China, the U.S. and Europe. Each of these countries and regions has been affected by the pandemic and has taken measures to try to contain it. While our main production facilities currently remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, vendors and suppliers. In addition to reduced productivity, the constraints and limits implemented in our operations in response to COVID-19 may slow or diminish our research and development activities and qualification activities with our customers. Restrictions on our manufacturing, support operations or workforce, or similar limitations for our vendors and suppliers could limit our ability to meet customer demand, testing, installation and acceptance of our equipment or delays for orders, deliveries and payments, and could have a material adverse effect on our financial condition, cash flows and results of operations. In addition, restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures, could limit our ability to manufacture, deliver or install products and generate sales, or could result in higher costs and could have a material adverse effect on our financial condition, cash flows and results of operations.
In response to these developments, we and our suppliers and customers modified business practices, including restricting employee travel, modifying employee work locations, implementing social distancing and enhanced sanitary measures, and cancelling attendance at events and conferences. We experienced and may experience increased absenteeism and reduced levels of productivity and efficiency and we face an increasingly competitive labor market due to sustained labor shortage and increased turnover related to the COVID-19 pandemic . The COVID-19 pandemic has also disrupted our internal operations, including by exposing us to cyber and other data security risks associated with the increased number of our employees working remotely, as well as increased dependence on internet and telecommunications access and capabilities. There is no certainty that measures implemented by governmental authorities or by us in our operations will be sufficient to mitigate the risks posed by the COVID-19 virus, including risk of infection of our senior management, scientific staff or a significant number of employees or the ability of the healthcare system to treat them, and our ability to perform critical functions or respond to the needs of our customers could be impeded. The resumption of normal business operations after such interruptions may be delayed or constrained by lingering effects of COVID-19 on our suppliers, third-party service providers, and/or customers.
The continued impact of COVID-19, including changes in customer demand, supply chain constraints experienced by us, our suppliers and our customers, pandemic fears and market downturns, and restrictions on business and individual activities has created significant economic and demand uncertainty. We have experienced and expect to continue to experience unpredictable volatility in demand in several of our end-markets. Economic indicators continue to show improvement from the severe contraction experienced following the outset of the COVID-19 pandemic, which has led to an improvement in the recent demand environment in certain regions. The sustainability of the economic recovery observed in 2021 remains unclear. The COVID-19 pandemic also may exacerbate other risks disclosed herein, including but not limited to downturns in our markets, uncertainty and adverse changes in general economic conditions, highly competitive markets and declining average selling prices, price decreases, and international operations and customers.
The degree to which the COVID-19 pandemic impacts our financial condition, cash flows and results of operations depends upon future developments, which are highly uncertain and cannot be predicted, including but not limited to the duration, location and spread of the outbreak, the emergence, contagiousness, and threat of new and different strains of virus, the availability, acceptance, and effectiveness of vaccines, governmental and business measures to contain the virus and address its impact, and how quickly and to what extent normal economic and operating conditions can resume. These factors, and others that are currently unknown or considered immaterial, could have a material adverse effect on our business, prospects, financial condition, cash flows and results of operations. Furthermore, the COVID-19 pandemic makes it more difficult for us to forecast demand and provide guidance for 2022.
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
Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the materials processing, telecommunications, advanced and medical markets and applications in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the markets and applications we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. A significant portion of our sales are to customers in China, which accounted for 38%, 42% and 37% of net sales in 2021, 2020 and 2019, respectively. Slowing economic growth or recession, tariff-trade wars or other adverse economic developments or uncertainty in any of our key markets, including in China, may result in a decrease in our sales. Adverse changes have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products. An economic downturn could have a material adverse effect on our business, financial condition and results of operations.
Downturns in the markets we serve, particularly materials processing, could have a material adverse effect on our sales and profitability.
Our business depends substantially upon capital expenditures by manufacturers in the materials processing market, which includes general manufacturing, automotive, aerospace, other transportation, heavy industry, electronics and photovoltaic industries. Approximately 91% of our revenues in 2021 were from customers in the materials processing market. Although applications in this market are broad, sales for these applications are cyclical and have historically experienced sudden and severe downturns and periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. For example, our sales decreased by 25% in the materials processing market in 2009 as a result of the global economic recession, our material processing sales declined 10% in the second half of 2018 and 11% in the 2019 fiscal year, in part due to decreased capital equipment demand stemming from adverse changes to U.S.-China relations, including rounds of tariff increases and retaliations and declined 12% in the 2020 fiscal year, in part due to decreased capital equipment demand attributed to the COVID-19 pandemic. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in these industries or markets, which, in turn, depend upon the demand, as well as forecasted demand, for their products or services. A softening of demand for our customers' products and services, whether caused by a weakening of the U.S. or global economies or other factors, may result in decreased revenue or growth for our customers and may lead to decreased demand for our products, which would reduce our sales and margins. We may not be able to respond by decreasing our expenses quickly enough or sufficiently, due in part, to our fixed overhead structure related to our vertically integrated operations and our commitments to continuing investment in research and development and infrastructure for long term growth.
Risks Relating to Industry Dynamics and Competition
The markets for our products are highly competitive and currently subject to significant price and technological competition, and if we are unable to compete successfully, it could result in reduced sales, reduced gross margins or the loss of market share.
The industries in which we operate are characterized by significant price and technological competition. We compete with makers of fiber lasers, solid-state lasers, direct diode lasers, high power CO2, YAG and disc lasers. These include public and private companies such as Coherent, Inc., Laserline GmbH, Lumentum Holdings Inc., Maxphotonics Co., Ltd., MKS Instruments, Inc., nLight, Inc., Trumpf GmbH + Co. KG, and Wuhan Raycus Fiber Laser Technologies Co. Ltd., as well as other smaller competitors. Several of these are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do. Many of our fiber laser competitors are increasing the output powers, improving the quality of their fiber lasers and decreasing prices to compete with our products. Our current or potential customers may determine to develop and produce products for their own use which are competitive to our products. Such vertical integration could reduce the market opportunity for our products. We also compete in the materials processing, advanced and medical applications markets with end users that produce their own solid-state and gas lasers as well as with manufacturers of non-laser methods and tools, such as traditional non-laser welding, cutting dies mechanical cutters and plasma cutters in the materials processing market and scalpels in the medical market.
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
Our products are experiencing and may in the future continue to experience a significant decline in average selling prices ("ASPs") as a result of increased competition, pressure to reduce prices from significant customers and new product and technology introductions. Newer market participants, particularly in China, have reduced and may continue to reduce, prices of competing products to gain market share. If the ASPs of our products decline further and we are unable to increase our unit volumes, introduce new or enhanced products with higher margins or reduce manufacturing costs to offset anticipated decreases in the prices of our existing products, our operating results may be adversely affected. In addition, because of our significant fixed costs, we are limited in our ability to reduce total costs quickly in response to any revenue shortfalls. Because of these factors, we have experienced and we may experience in the future material adverse fluctuations in our operating results on a quarterly or annual basis if the ASPs of our products continue to decline.
Our ability to maintain or increase sales depends upon our ability to develop new products, penetrate new applications and end markets for fiber lasers and maintain or increase our market share in existing applications.
Our level of sales will depend on our ability to generate sales of fiber lasers in new and developing markets including applications for lasers where they have not been used previously and in applications in which other lasers, such as CO2 and YAG lasers, have been used. To date, a significant portion of our revenue growth has been derived from sales of fiber lasers primarily for applications where CO2 and YAG lasers historically have been used. We have made significant sales into the cutting, welding and marking and engraving applications, large applications where the use of other laser technologies was well established. As fiber lasers increase penetration in core materials processing applications and there is more competition in these core material processing applications, the development of new applications, end markets and products outside our core applications becomes more important to our ability to generate sales. In order to maintain or increase market demand for our products, we will need to devote substantial resources to:
•demonstrate the effectiveness of fiber lasers in new applications for materials processing, medical, communications and advanced applications;
•successfully develop new product lines, such as the handheld welder, UV, visible and ultrafast fiber lasers with competitive features that extend our product line;
•increase our direct and indirect sales efforts;
•effectively meet growing competition and pricing pressures; and
•continue to reduce our manufacturing costs and enhance our competitive position.
Potential customers may have substantial investments and know-how related to their existing laser and non-laser technologies. They may perceive risks relating to the reliability, quality, usefulness and profitability of integrating fiber lasers in their systems when compared to other laser or non-laser technologies available in the market or that they manufacture themselves. Despite fiber lasers having better performance and prices compared to other lasers or tools, OEM customers may be reluctant to switch incumbent suppliers or we may miss the design cycles of our customers. Many of our target markets, such as the automotive, machine tool and other manufacturing, communications and medical industries, have historically adopted new technologies slowly. These markets often require long test and qualification periods or lengthy government approval processes before adopting new technologies.
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
We have a high fixed cost base due to our vertically integrated business model. Approximately 78% of our approximately 6,580 employees as of December 31, 2021 were employed in our manufacturing operations. We may not adjust these fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions. Our gross profit, in absolute dollars and as a percentage of net sales, is impacted by our sales volume, the corresponding absorption of fixed manufacturing overhead expenses and manufacturing yields. In addition, because we are a vertically integrated manufacturer and design and manufacture our key specialty components, insufficient demand for our products may subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to expected demand, we may need to record write-downs for excess or obsolete inventory. Because we are vertically integrated, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we expect to have a significant amount of working capital invested in inventory. Changes in our level of inventory lead to an increase in cash generated from our operations when inventory is sold or a decrease in cash generated from our operations at times when the amount of inventory increases. Decreases in inventory may decrease our overhead absorption and decrease our gross margins and profitability.
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
To maintain our competitive position and to meet anticipated demand for our products, we invest significantly in the expansion of our manufacturing and operations throughout the world and may do so in the future. We had capital expenditures of $123 million and $88 million in 2021 and 2020, respectively, and we expect to incur approximately $130 million to $140 million in capital expenditures, excluding acquisitions, in 2022. In connection with these projects, we may incur cost overruns, construction delays, project cancellations, labor difficulties or regulatory issues which could cause our capital expenditures to be higher than what we currently anticipate, possibly by a material amount, which would in turn adversely impact our operating results. Moreover, we may experience higher costs due to yield loss, production inefficiencies and equipment problems until any operational issues associated with the opening of new manufacturing facilities are resolved.
A few customers account for a significant portion of our sales, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations could be adversely affected.
We rely on a few customers for a significant portion of our sales. In the aggregate, our top five customers accounted for 19%, 24% and 21% of our consolidated net sales in 2021, 2020 and 2019, respectively. A few of our larger customers, including our largest customer, are making fiber lasers or announced plans to develop fiber lasers. We generally do not enter into agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be adversely affected.
Because we lack long-term purchase commitments from our customers, our sales can be difficult to predict, which could lead to excess or obsolete inventory and adversely affect our operating results.
We generally do not enter into long-term agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules and, in some cases, orders may be canceled or delayed without significant penalty or any penalty. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. In addition, due to the absence of long-term volume purchase agreements, we forecast our revenues and plan our production and inventory levels based upon the demand forecasts of our OEM customers, end users and distributors, which are highly unpredictable and can fluctuate substantially. This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. In addition, provisions have been recorded as a result of changes in market prices of certain components, the value of those inventories that was realizable through finished product sales due to declines in certain end market demand and uncertainties related to the recoverability of the value of inventories due to technological and product changes, and excess quantities. In this regard, we recorded provisions for slow-moving, obsolete or excess inventory totaling $34.3 million, $45.4 million and $38.9 million in 2021, 2020 and 2019, respectively. If our OEM customers, end users or distributors fail to accurately forecast the demand for our products, fail to accurately forecast the timing of such demand, or are unable to consistently negotiate acceptable purchase order terms with customers, our results of operations may be adversely affected.
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
Our future success is substantially dependent on the continued service and performance of our executive officers, particularly our chief executive officer, Dr. Eugene Scherbakov, age 74. He plays a key role setting our strategic direction, directing the development of new technologies and maintaining our culture. The unavailability of Dr. Scherbakov could have a material impact on our business. Although the board engages in executive succession planning, our inability to effectively and immediately transition knowledge or responsibilities to his successor in the event of an unexpected absence or departure could harm our business and disrupt our operations. We also rely on our highly trained team of scientists, many of whom have numerous years of experience and specialized expertise in optical fibers, semiconductors and optical component technology, and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may depart for a variety of reasons, which could harm our business. Certain members of our scientific staff who are expected to make significant individual contributions to our business are also members of our executive management team. We will need to continue to recruit and retain highly skilled scientists and engineers for certain functions. Competition for qualified personnel in our industry is intense, particularly for physicists, software engineers and other technical staff. If we fail to attract, integrate and retain the necessary personnel, it could delay the development or introduction of new products, negatively impact our ability to market, sell or support our products, and significantly harm our business.
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
We may face particular privacy, data security and data protection risks due to laws and regulations regulating the protection or security of personal and other sensitive data, including in particular several laws and regulations that have recently been enacted or adopted or are likely to be enacted or adopted in the future. For instance, in 2018, the European General Data Protection Regulation (“GDPR”) imposed additional obligations and risk upon our business and substantially increased the penalties to which we could be subject in the event of any non-compliance. GDPR requires companies to satisfy requirements regarding the handling of personal data (generally, of EU residents), including its use, protection and the rights of affected persons regarding their data. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. In addition, several other jurisdictions around the world have recently enacted privacy laws or regulations similar to GDPR. For instance, in 2020, California enacted the California Consumer Privacy Act (“CCPA”), giving consumers many of the same rights as those available under GDPR. Several laws similar to the CCPA have been proposed in the United States at both the federal and state level. GDPR and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business. We are evaluating these requirements and taking measures to ensure compliance with all applicable privacy and data protection-related laws and regulations. Due to the lack of experience with the interpretation and enforcement of many of these laws and regulations, some measures initially might not satisfy standard or best practices that will be established in the coming years.
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
A significant part of our business involves the export and import of components and products among many countries, including the U.S., Germany, Russia and China. The U.S. government and governments of other countries in which we do business have Trade Controls that impact our ability to export, re-export or transfer products, software and technology originating in those countries. Trade Controls may require that we obtain a license before we can export, re-export or transfer certain products, software or technology. The requirement to obtain a license could put us at a competitive disadvantage by restricting our ability to sell products to customers in certain countries or by giving rise to delays or expenses related to obtaining a license. We have experienced and, in the future, may experience delays in obtaining export licenses based on issues solely within the control of the applicable government agency. Licenses may also include conditions that limit the use, resale, transfer, re-export, modification, disassembly, or transfer of a product, software or technology after it is exported without first obtaining permission from the relevant government agency. Delays in obtaining or failure to obtain required export licenses may require us to defer shipments for substantial periods or cancel orders. Any of these circumstances could adversely affect our operations and, as a result, our financial results could suffer. Although we have implemented compliance measures designed to prevent transactions prohibited by current or future Trade Controls, we have previously identified, and may continue to identify, instances in which we exported products without obtaining the required export authorizations and/or submitting the required requests. As a result, we have submitted a limited number of voluntary self-disclosures regarding compliance with export control laws and regulations with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). In October 2021, the U.S. Department of Justice (“DOJ”) advised us it is conducting an investigation into certain shipments of equipment. While we are cooperating fully with the DOJ’s review, we are unable to estimate its ultimate impact on the Company. Our failure to comply with these laws and regulations could result in costly government investigations, government sanctions, including substantial monetary penalties, civil or criminal penalties, denial of export privileges, debarment from government contracts, and a loss of revenues and reputational harm.
We have a large manufacturing facility and research and development operations in Russia which manufactures and supplies components to our U.S. and German manufacturing facilities. In addition, we supply components from our U.S. and German manufacturing facilities to our Russian facility. Also, all three such facilities provide finished products to China, our largest market. Should there be any disruption of our supplies from or to our Russian operations, should the United States, the European Union or Russia implement new or broad-based Trade Controls directed at each other or China, our production and/or deliveries as well as results of operations and/or financial condition could be affected.
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

Risks Relating to Our Common Stock
Certain trusts and a company created by the late founder of the Company collectively control approximately 30% of our voting power and have a significant influence on the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.
IP Fibre Devices (UK) Ltd. ("IPFD"), together with trusts created by the late founder of the Company, Dr. Valentin P. Gapontsev, beneficially own approximately 33% of our common stock. Dr. Scherbakov, our CEO, is the sole managing director of IPFD. Trustees of the trusts are officers or employees of the Company. Trustees of the trusts and Dr. Scherbakov, as managing director of IPFD, have significant influence on the outcome of matters requiring stockholder approval, including election of our directors, stockholder proposals and approval of significant corporate transactions. IPFD and the trusts may vote their shares of our common stock in ways that other stockholders may consider would be adverse to the interests of the other stockholders. These significant ownership interests could delay, prevent or cause a change in control of the Company and might affect the market price of our common stock.
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
We are subject to risks of doing business in Russia through our subsidiary, NTO IRE-Polus, which provides critical components and test equipment to our U.S. and German operations, sells finished lasers to customers in Russia and supplies our Chinese subsidiary with a portion of the finished lasers they sell to customers in China. Further, our Russian operations are dependent upon the supply of certain critical components from our U.S. and German operations for the production of finished lasers. We are also subject to risks of doing business in China, as approximately 38% of our sales in 2021 were to Chinese customers. The results of our operations, business prospects and facilities in Russia, China and Belarus (where we manufacture certain mechanical components) are subject to the economic and political environment there and global geopolitical conditions. In recent years, these countries have undergone substantial political, economic and social change. As is typical of an emerging economy, none of these three countries possess a well-developed business, financial, legal and regulatory infrastructure that would generally exist in a more mature free market economy. In addition, tax, currency and customs legislation is subject to varying interpretations and changes, which can occur frequently. The future economic direction of these emerging market countries remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. As a result of escalating tensions along the Russia-Ukraine border, the U.S. and certain allies in Europe imposed sanctions on Russia and could impose further sanctions against it. Russia could respond in kind. Sanctions imposed by any of these countries could disrupt our supply of critical components among our manufacturing facilities in the U.S., Germany, Russia or Belarus, and cause us to shift all or portions of work occurring in Russia or Belarus to other countries. In addition, if sanctions or retaliatory sanctions targeting the banking sector are imposed, we may not be able to transfer cash to and from Russia to fund operations or repatriate surplus liquidity. Such disruptions could negatively affect our ability to provide critical components to affiliates or produce finished goods for customers, which could increase our costs, require capital expenditures and harm our results of operations and financial condition. Our failure to manage the risks associated with our operations in Russia, China and Belarus and our other existing and potential future international business operations could have a material adverse effect upon our results of operations.
Foreign currency risk may negatively affect our net sales, cost of sales and operating margins and could result in exchange losses.
We conduct our business and incur costs in the local currency of most countries in which we operate. In 2021 our net sales outside the United States represented a substantial majority of our total sales. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it operates or holds assets or liabilities in currencies different than their functional currency. Changes in exchange rates can also affect our results of operations when the value of sales and expenses of foreign subsidiaries are translated to U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which may have an adverse effect on our financial condition, cash flows and profitability.
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
Given the global nature of our business, we have both domestic and international investments. At December 31, 2021, 83% of our cash, cash equivalents and marketable securities were in the United States and 17% were outside the United States. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, prevailing interest rates, financial results, economic risk, political risk, sovereign risk or other factors. Also, our investments may be negatively affected by events that impact the banks or depositories that hold our investments. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although we have not realized any significant losses on our cash, cash equivalents and marketable securities, future fluctuations in their value could result in a significant realized loss.
Our ability to access financial markets to raise capital or finance a portion of our working capital requirements and support our liquidity needs may be adversely affected by factors beyond our control and could negatively impact our ability to finance our operations, meet certain obligations, implement our operating strategy or complete acquisitions.
We occasionally borrow under our existing credit facilities to fund operations, including working capital investments. Our major credit lines in the United States and Germany expire in April 2025 and July 2023, respectively. Uncertainty or disruptions in financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facilities or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade, changes in reference rates for interest such as the discontinuation of LIBOR in 2023 and general economic downturns in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected. We also may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our significant facilities at December 31, 2021 include the following:

Location	Owned or Leased	Lease Expiration	Approximate Size (sq. ft.)	Primary Activity
Oxford, Massachusetts	Owned		502,300	Diodes, components, final assembly, complete device manufacturing, R&D, administration
Burbach, Germany	Owned		424,500	Optical fiber, components, final assembly, complete device manufacturing, R&D, administration
Fryazino, Russia	Owned		484,400	Optical fiber, components, final assembly, complete device manufacturing, R&D, administration
	Leased	August 2022 - November 2026	88,600	Components, complete device manufacturing
Marlborough, Massachusetts	Owned		384,300	Components, systems manufacturing, applications, sales, R&D, administration
Minsk, Belarus	Owned		288,200	Manufacturing of cabinets and mechanical subcomponents
Davenport, Iowa	Owned		160,300	Systems integration, administration
	Leased	September 2022	51,000	Systems integration, sales, administration
Our corporate headquarters is in Oxford, Massachusetts. As of December 31, 2021, we occupied more than 3.1 million square feet of facilities worldwide. Of this we own 2.6 million square feet and lease 0.5 million square feet of building space, of which the majority is used for manufacturing. We operate four principal manufacturing facilities for fiber lasers, laser systems, fiber amplifiers, and related optical and mechanical components, which are located in the United States, Germany, Russia and Belarus. We conduct our major research and development activities in Oxford and Marlborough, Massachusetts; Burbach, Germany; and Fryazino, Russia.
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
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are party to various legal claims and legal proceedings and other disputes incidental to our business, such as employment, intellectual property or product issues. For a discussion of the risks associated with such matters, see Item 1A. "Risk Factors — In the past, we were subject to litigation alleging that we infringed third-party intellectual property rights. Intellectual property claims could result in costly litigation and harm our business" and "Risk Factors — We must comply with and could be impacted by various export controls and trade and economic sanctions laws and regulations that could negatively affect our business and may change due to diplomatic and political considerations outside of our control."
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the Nasdaq Global Select Market under the symbol "IPGP". As of February 18, 2022, there were 52,939,383 shares of our common stock outstanding held by approximately 30 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
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

	Base Period	5-Year Cumulative Total Return
	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
IPG Photonics Corporation	$100.00	$216.93	$114.77	$146.81	$226.71	$174.39
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P 1500 Composite / Electronic Equipment Instruments & Components Index	$100.00	$129.58	$113.36	$150.38	$186.25	$240.60
The above graph represents and compares the value, through December 31, 2021, of a hypothetical investment of $100 made at the closing price on December 31, 2016 in each of (i) our common stock, (ii) S&P 500 Index, and (iii) the S&P 1500 Composite / Electronic Equipment Instruments & Components Index, in each case assuming the reinvestment of dividends. The stock price performance shown in this graph is not necessarily indicative of, and not is intended to suggest, future stock price performance.

Dividends
We currently intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors, taking into account any contractual and legal restrictions on our payment of dividends.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table shows repurchases of our common stock in the fiscal quarter ended December 31, 2021:

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 — October 31, 2021	128,089	(2)	$159.40	128,089	$147,891
November 1, 2021 — November 30, 2021	106,953	(1), (2)	167.62	106,635	130,016
December 1, 2021 — December 31, 2021	109,963	(2)	168.41	109,963	111,495
Total	345,005		$164.82	344,687	$111,495
(1)In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the fourth quarter of 2021, the Company withheld 318 shares at an average price of $174.78.
(2)The previously announced stock repurchase program authorized in February 2019 was completed in the third quarter of 2021. On May 5, 2020, we announced that our Board of Directors authorized the purchase of up to $200 million of IPG common stock (the "May 2020 program"), exclusive of any fees, commissions or other expenses. There were 344,687 shares purchased in the fourth quarter of 2021 under the May 2020 program.
ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed under Item 1A, "Risk Factors." The following analysis generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 22, 2021.
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
COVID-19 Update. Global demand trends have been impacted by the ongoing COVID-19 pandemic and therefore remain uncertain at this time. While business conditions generally improved from the severe contraction experienced in 2020, it is difficult to predict whether conditions could change if there are additional restrictions imposed as a result of a resurgence in COVID-19 infections. This uncertainty continues to make forecasting our business challenging in the near to medium-term.
Currently, our four major production facilities in United States, Germany, Russia and Belarus are operating normally with enhanced employee safety and sanitization protocols that have not significantly impacted productivity and efficiency. We have vertically integrated manufacturing, and many of the components one facility supplies to another facility are single sourced internally and not available from third party suppliers, for example our semiconductor diodes manufactured in Oxford, Massachusetts. While we have attempted to build safety stock of critical components at our various locations, if government restrictions to address COVID-19 become more severe or if absenteeism becomes significant as a result of COVID-19 in the places where we operate, it could impact our internal supply chain.
We and our customers are experiencing increased lead times for certain components purchased from third party suppliers; particularly electronic components. We, our customers and our suppliers continue to face constraints related to supply chain and logistics, including availability of capacity, materials, air cargo space, sea containers and higher freight rates. Supply chain and logistics constraints are expected to continue for the foreseeable future and could impact our ability to supply products and our customers' demand for our product or readiness to accept deliveries. Supply chain constraints have not significantly affected our business but they have moderately increased our freight costs, caused us to carry higher levels of safety stock for certain inventory items, increased the cost of certain electronic components and caused delays in recognizing revenue for certain custom processing systems in our Genesis business due to delays in receiving robots. Notwithstanding these effects, we believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change if there is a resurgence in COVID-19 or if governments implement new restrictions.
Net sales.  Our annual revenue growth rates have varied from year to year. Net sales increased by 22% in 2021 and decreased by 9% and 10% in 2020 and 2019, respectively. In 2021, the increase in net sales was driven by improvement in the macroeconomic environment driven by recoveries from the COVID-19 pandemic. In 2020, the decline in net sales was driven by decreased demand for our products related to the COVID-19 pandemic that extended and deepened the weak macroeconomic environment prevailing at the end of 2019. In 2019, the decline in net sales was driven by decreased demand for our products related to the trade war between the U.S. and China that weakened macroeconomic conditions in the second half of 2019. In addition to these factors, sales in 2021 were positively affected by growth of new or recently introduced products, including high power pulsed lasers, green pulsed lasers, ultra-fast pulsed lasers, handheld welding systems, optical heads and other accessories and the development of new applications for our products some of which displace non-laser technologies. The increases in sales were partially offset by decreased demand for high power CW lasers used for cutting due to softer market demand and increased competition in China.
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive including electric vehicles (EV), other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 91% of our revenues in 2021 were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.
In 2022, inflationary pressures are likely to result in global central banks adopting less accommodating monetary policy that would result in an increase in interest rates. An increase in interest rates could impact global growth and could lead to a recession that may reduce the demand for our products. In addition, an increase in interest rates would increase the cost of equipment financed with leases or debt.
We are also susceptible to global or regional disruptions such as political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, natural disasters, macroeconomic concerns and the impact of the COVID-19 outbreak that affect the level of capital expenditures or global commerce. With respect to the COVID-19 outbreak specifically, while our financial results for 2021 improved compared to 2020, the possible affect over the longer term remains uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19 or new variants, the extent and effectiveness of containment actions taken, the approval, effectiveness, timing and widespread vaccination of the global population, and the impact of these and other factors on our customer base and general commercial activity.
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
The secular shift to fiber laser technology in large materials processing applications, such as cutting applications, had a positive effect on our sales trends in the past such that our sales trends were often better than other capital equipment manufacturers in both positive and negative economic cycles. As the secular shift to fiber laser technology matures in such applications, our sales trends are more susceptible to economic cycles which affect other capital equipment manufacturers broadly and the machine tool and industrial laser industries more specifically.

Gross margin. Our total gross margin in any period can be significantly affected by a number of factors, including net sales, production volumes, competitive factors, product mix, and by other factors such as changes in foreign exchange rates relative to the U.S. Dollar. Many of these factors are not under our control. The following are examples of factors affecting gross margin:
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
•Customers that purchase devices in greater unit volumes generally are provided lower prices per device than customers that purchase fewer units. In general, lower selling prices to high unit volume customers reduce gross margin although this may be partially offset by improved absorption of fixed overhead costs associated with larger product volumes, which drive economies of scale;
•Gross margin on systems and communication components can be lower than gross margin for our laser and amplifier sources, depending on the configuration, volume and competitive forces, among other factors, and finally,
•Persistent inflation leading to increases in average manufacturing salaries as well as an increase in the purchase price of components including, but not limited to, electronic components and metal parts could negatively impact gross margin if we are not able to pass those increases on to customers by increasing the selling price of our products.
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
We invested $123.1 million, $87.7 million and $133.5 million in capital expenditures in 2021, 2020 and 2019, respectively. Most of this investment relates to expansion of our manufacturing capacity and, to a lesser extent, research and development and sales-related facilities.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $34.3 million, $45.4 million and $38.9 million in 2021, 2020 and 2019, respectively.
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
Foreign exchange. Because we are a U.S. based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. Dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S., Germany, Russia, and Belarus) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the Euro, the Russian Ruble, the Japanese Yen and Chinese Yuan have had and could have an additional significant impact on our sales, costs and earnings. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 19%, 24% and 21% in 2021, 2020 and 2019, respectively. Our largest customer accounted for 22% and 21% of our net accounts receivable as of December 31, 2021 and 2020, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our fiber lasers or amplifiers. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses. Refer to Note 1, "Nature of Business and Summary of Significant Accounting Policies," in our consolidated financial statements for additional information. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, which may materially affect our operating results and financial position. We have identified the following items that require the most significant judgment and often involve complex estimation:
Revenue Recognition. Revenue is recognized when transfer of control to the customer occurs (i.e., when our performance obligation is satisfied) in an amount reflecting the consideration that we expect to be entitled. For the majority of our revenue, this typically occurs at a point in time such as shipment or delivery date, but can occur over time for certain of our customized robotic systems contracts. We also recognize revenue over time for sales of extended warranties. When goods or services have been delivered to the customer, but all conditions for revenue recognition have not been met, deferred revenue and deferred costs are recorded on our consolidated balance sheets.
Judgments and Uncertainties: Recognizing revenue at shipment or delivery involves some judgment, particularly when we receive orders with multiple delivery dates. We allocate the transaction price of the contract to each delivery date based upon the standalone selling price of each distinct product in the contract. We invoice for each scheduled delivery upon shipment and recognize revenue for such delivery when transfer of control has occurred. Recognizing revenue over time for customized robotic systems contracts is based on our judgment that these systems do not have an alternative use and we have an enforceable right to payment for performance completed to date. Recognizing revenue over time also requires estimation of the progress towards completion based on the projected costs of the contract.
Sensitivity of Estimate to Change: Recognizing revenue at a point in time is sensitive to changes in shipping or delivery dates. Revenue recognition over time is sensitive to the actual costs incurred as compared to the projected total cost of the project. We monitor the actual and projected costs of these contracts closely. A change in the projected cost of a project will affect the estimated percentage of completion, the amount of revenue recognized and estimated gross margin.
Inventory. We maintain a reserve for excess or obsolete inventory items. The reserve is based upon a review of inventory materials on hand, which we compare with historic usage, estimated future usage and age. In addition, we review the inventory and compare recorded costs with estimates of current market value. Write-downs are recorded to reduce the carrying value to the net realizable value with respect to any part with costs in excess of current market value.
Judgments and Uncertainties: Estimating demand and current market values is inherently difficult, particularly given that we make highly specialized components and products. We determine the valuation of excess and obsolete inventory by making our best estimate considering the current quantities of inventory on hand and our forecast of the need for this inventory to support future sales of our products. We often have limited information on which to base our forecasts. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change and additional inventory provisions may be required.
Sensitivity of Estimate to Change: Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation. We recorded provisions for slow-moving, obsolete or excess inventory totaling $34.3 million, $45.4 million and $38.9 million in 2021, 2020 and 2019, respectively. Because our calculation of slow-moving, excess or obsolete inventory is based on historical and estimated future use of inventory items, the calculation is affected by sales trends. In 2020, as sales decreased due to the impact of the COVID 19 pandemic and other factors, our provisions for slow-moving, excess and obsolete inventory reserves increased. In 2021, as sales increased due to recovery from the impact of the Covid 19 pandemic and other factors, our provisions for slow-moving, excess and obsolete inventory reserves decreased.
Income Taxes and Deferred Taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We file federal and state income tax returns in the United States and tax returns in numerous international jurisdictions.
Judgments and Uncertainties: We must estimate our income tax expense after considering, among other factors, the pricing of inter-company transactions on an arm’s length basis, differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. As we continue to expand globally, there is a risk that, due to complexity within and diversity among the various jurisdictions in which we do business, a governmental agency may disagree with the manner in which we have computed our taxes. Additionally, due to the lack of uniformity among all of the foreign and domestic taxing authorities, there may be situations where the tax treatment of an item in one jurisdiction is different from the tax treatment in another jurisdiction or that the transaction causes a tax liability to arise in another jurisdiction.
Sensitivity of Estimate to Change: We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves recorded are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is "more likely than not" to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. As of December 31, 2021, we had $19.2 million of unrecognized tax benefits, excluding interest and penalties, recorded in deferred income taxes and other long-term liabilities. This tax benefit increased by $6.4 million for tax positions taken in the current year offset by reductions of $2.0 million for changes in prior period positions.

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated in dollar amounts and expressed as a percentage of net sales:

	Year Ended December 31,
	2021		2020		2019
	(In thousands, except percentages and per share data)
Net sales	$1,460,860	100.0%	$1,200,724	100.0%	$1,314,581	100.0%
Cost of sales	764,462	52.3	661,728	55.1	708,372	53.9
Gross profit	696,398	47.7	538,996	44.9	606,209	46.1
Operating expenses:
Sales and marketing	78,180	5.4	70,583	5.9	77,745	5.9
Research and development	139,573	9.6	126,898	10.6	129,997	9.9
General and administrative	125,882	8.6	110,005	9.2	107,597	8.2
Goodwill impairment	—	—	44,589	3.7	37,120	2.8
Impairment of long-lived assets and other restructuring charges	—	—	1,177	0.1	7,130	0.5
(Gain) loss on foreign exchange	(15,120)	(1.0)	(12,915)	(1.1)	12,827	1.0
Total operating expenses	328,515	22.6	340,337	28.4	372,416	28.3
Operating income	367,883	25.2	198,659	16.5	233,793	17.8
Interest (expense) income, net	(1,839)	(0.1)	6,270	0.5	14,238	1.1
Other income, net	437	—	763	0.1	345	—
Income before provision for income taxes	366,481	25.1	205,692	17.1	248,376	18.9
Provision for income taxes	88,615	6.1	45,354	3.8	68,115	5.2
Net income	277,866	19.0	160,338	13.3	180,261	13.7
Less: net (loss) income attributable to non-controlling interest	(550)	—	766	0.1	27	—
Net income attributable to IPG Photonics Corporation common stockholders	$278,416	19.0%	$159,572	13.2%	$180,234	13.7%
Net income attributable to IPG Photonics Corporation per common share:
Basic	$5.21		$3.00		$3.40
Diluted	$5.16		$2.97		$3.35
Weighted average common shares outstanding:
Basic	53,410		53,186		53,061
Diluted	53,930		53,785		53,839

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020
Net sales. Net sales increased by $260.1 million, or 21.7%, to $1,460.8 million in 2021 from $1,200.7 million in 2020. The table below sets forth sales by application:

	Year Ended December 31,
	2021		2020		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials Processing	$1,325,404	90.7%	$1,082,478	90.2%	$242,926	22.4%
Other Applications	135,456	9.3%	118,246	9.8%	17,210	14.6%
Total	$1,460,860	100.0%	$1,200,724	100.0%	$260,136	21.7%

The table below sets forth sales by type of product and other revenue:

	Year Ended December 31,
	2021		2020		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$687,406	47.1%	$646,062	53.8%	$41,344	6.4%
Medium Power CW Lasers	80,501	5.5%	50,796	4.2%	29,705	58.5%
Pulsed Lasers	240,978	16.5%	158,448	13.2%	82,530	52.1%
Quasi-Continuous Wave ("QCW") Lasers	60,668	4.2%	50,333	4.2%	10,335	20.5%
Laser and Non-Laser Systems	126,642	8.7%	93,727	7.8%	32,915	35.1%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	264,665	18.0%	201,358	16.8%	63,307	31.4%
Total	$1,460,860	100.0%	$1,200,724	100.0%	$260,136	21.7%
Materials processing
Sales for materials processing applications increased due to higher sales volumes of pulsed lasers, high power lasers, laser and non-laser systems, other laser products and service, medium power lasers, and QCW lasers.
•The increase in high power laser sales related to welding applications partially offset by a reduction in cutting applications. The increase in sales of high power lasers used in welding applications was driven by higher sales into electric vehicle and E-mobility and general manufacturing industries. Within cutting applications, the decrease in sales was attributable to softer demand and increased competition in China.
•The increase in medium power sales related to an increase in demand for additive manufacturing, cutting and welding applications.
•Pulsed laser sales, including high power pulsed lasers, increased due to growth in sales for foil cutting and cleaning for EV battery processing applications, marking and engraving applications, other cleaning and stripping applications and green pulsed lasers used for solar cell manufacturing applications.
•QCW laser sales increased due to higher demand in fine processing for consumer electronics applications.
•The increase of revenue in laser and non-laser systems was attributable to higher demand for laser systems used for welding applications including the launch of LightWELD and cutting applications.
•Other revenue for materials processing increased due to higher sales of options and accessories and parts and service.
Other Applications
Sales from other applications increased due to increased demand for lasers used in medical procedures, and advanced applications.

Our net sales were derived from customers in the following geographic regions:

	Year Ended December 31,
	2021		2020		Change
	(In thousands, except for percentages)
Sales by Geography		% of Total		% of Total
North America (1)	$314,984	21.6%	$246,189	20.5%	$68,795	27.9%
Europe:
Germany	101,738	7.0%	65,646	5.5%	36,092	55.0%
Other including Eastern Europe/CIS	289,136	19.8%	219,540	18.3%	69,596	31.7%
Asia and Australia:
China	548,348	37.5%	502,278	41.8%	46,070	9.2%
Japan	54,077	3.7%	53,180	4.4%	897	1.7%
Other	139,148	9.5%	103,785	8.6%	35,363	34.1%
Rest of World	13,429	0.9%	10,106	0.9%	3,323	32.9%
Total	$1,460,860	100.0%	$1,200,724	100.0%	$260,136	21.7%
(1)The substantial majority of sales in North America are to customers in the United States.
Cost of sales and gross margin. Cost of sales increased by $102.8 million, or 15.5%, to $764.5 million in 2021 from $661.7 million in 2020. Our gross margin increased to 47.7% in 2021 from 44.9% in 2020. Gross margin increased mainly due to a reduction of manufacturing costs as a percentage of sales and a decrease in provisions for excess and obsolete inventory as a percentage of sales, while absorption of manufacturing costs and cost of products sold from inventory as a percentage of sales were approximately the same as one year ago. Expenses related to provisions for excess or obsolete inventory and other valuation adjustments decreased by $11.1 million to $34.3 million, or 2.3% of sales, for the year ended December 31, 2021, as compared to $45.4 million, or 3.8% of sales, for the year ended December 31, 2020.
Sales and marketing expense. Sales and marketing expense increased by $7.6 million, or 10.8%, to $78.2 million in 2021 from $70.6 million in 2020. This change was primarily a result of an increase of $6.2 million in personnel and related costs, mainly from bonus expense for having achieved 2021 bonus targets. The remaining change was due to other sales and marketing expenses. As a percentage of sales, sales and marketing expense decreased to 5.4% of sales in 2021 from 5.9% in 2020.
Research and development expense. Research and development expense increased by $12.7 million, or 10.0%, to $139.6 million in 2021 from $126.9 million in 2020. This change was primarily a result of an increase of $9.3 million in personnel and related costs, mainly from bonus expense for having achieved 2021 bonus targets. The remaining change was due to other research and development expenses. As a percentage of sales, research and development expense decreased to 9.6% in 2021 from 10.6% in 2020. We expect to continue to invest in research and development and that research and development expense will increase in the aggregate.
General and administrative expense. General and administrative expense increased by $15.9 million, or 14.5%, to $125.9 million in 2021 from $110.0 million in 2020. This change was primarily a result of an increase of $10.3 million in personnel and related costs mainly from bonus expense for having achieved 2021 bonus targets. The remaining change was due to increases in other general and administrative expenses, partially offset by a reduction in losses on disposal of fixed assets. As a percentage of sales, general and administrative expense decreased to 8.6% in 2021 from 9.2% in 2020 .
Goodwill impairment. There was no impairment of goodwill in 2021. During the third quarter of 2020, we concluded that declines in revenue and order flow for the Genesis custom systems business caused by pandemic-related decreases in capital spending in the aerospace and transportation industries were a triggering event requiring a goodwill impairment evaluation. As a result of the analysis, we incurred a non-cash goodwill impairment loss of $44.6 million in 2020.
Effect of exchange rates on sales, gross margin and operating expenses. We estimate that if exchange rates had been the same as one year ago, sales in 2021 would have been $45.9 million lower, gross margin would have been $27.0 million lower and operating expenses in total would have been $1.0 million lower. These estimates assume constant exchange rates between fiscal year 2021 and fiscal year 2020 and are calculated using the average exchange rates for the twelve-month period ended December 31, 2020 for the respective currencies, which were US$1=Euro 0.88, US$1=Japanese Yen 107, US$1=Chinese Yuan 6.90 and US$1=Russian Ruble 72.

(Gain) loss on foreign exchange. We incurred a foreign exchange gain of $15.1 million in 2021 as compared to a gain of $12.9 million in 2020. The gain was primarily attributable to the depreciation of the Euro and the appreciation of the Chinese Yuan as compared to the U.S. Dollar.
Interest (expense) income, net. Interest (expense) income, net was $1.8 million of expense in 2021 compared to $6.3 million of income in 2020. The change in interest (expense) income, net, was due to a reduction in yields on cash equivalents and short term investments that resulted in lower market interest rates as compared to prior year rates.
Provision for income taxes. Provision for income taxes was $88.6 million in 2021 compared to $45.4 million in 2020, representing an effective tax rate of 24.2% in 2021 and 22.0% in 2020. The increase in tax expense was due to an increase in pre-tax income. Discrete adjustments in 2021 resulted in a $9.1 million reduction in tax expense, which includes (i) $5.4 million for equity-based compensation deductions for tax in excess of the deductions reflected in book income, (ii) $2.4 million for prior year provision to return adjustments and (iii) $2.0 million for the reduction in tax reserves as a result of the close of the statute of limitations for the year in which the tax reserve was established. The discrete benefits were offset by $1.2 million for an increase to tax expense for the tax impact of losses in subsidiaries for which no tax benefit was taken. Discrete adjustments in 2020 were $10.6 million and include a decrease to tax expense for (i) $9.7 million related to equity-based compensation deductions for tax in excess of the deductions reflected in book income (ii) $3.2 million for an investment credit in Russia requested in amended returns filed for prior years and (iii) $1.2 million for prior year provision to return adjustments, offset by an increase to tax expense of $3.6 million for losses in subsidiaries for which no tax benefit was taken.
Net income attributed to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $118.8 million to $278.4 million in 2021 from $159.6 million in 2020. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 5.8% to 19.0% in 2021 from 13.2% in 2020 due to the factors described above.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents, short-term investments, our cash flows from operations and our existing lines of credit provide us with the financial flexibility to meet our liquidity and capital needs. We expect to continue making investments in capital expenditures, to assess acquisition opportunities and to repurchase shares of our stock in accordance with our repurchase program. The extent and timing of such expenditures may vary from period to period. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our growth including any ongoing impact of the COVID-19 pandemic on certain global or regional economies, global or regional recessions, the timing and extent of spending to support development efforts, expansion of global sales and marketing activities, government regulation including trade sanctions, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. As of December 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
With respect to the current geopolitical situation involving Ukraine and Russia, the imposition of sanctions against Russian banks or international bank messaging systems could impact our ability to access company cash in Russia, but would not materially disrupt our liquidity as a whole. We attempt to keep only amounts that are needed for working capital there. A substantial majority of our cash and cash equivalents are located outside of Russia.
The following table presents our principal sources of liquidity:

	As of December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$709,105	$876,231
Short-term investments	805,400	514,835
Unused credit lines and overdraft facilities	128,772	132,048
Working capital (excluding cash and cash equivalents and short-term investments)	519,745	542,433
Short-term investments at December 31, 2021 consist of liquid investments including corporate bonds, commercial paper, U.S. Treasury and agency obligations and municipal bonds with original maturities of greater than three months but less than one year. See Note 3, "Fair Value Measurements" in the notes to the consolidated financial statements for further information about our short-term investments.

The following table details our line-of-credit facilities and long-term notes as of December 31, 2021:

Description	Total Facility/ Note	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$75.0 million	LIBOR plus 0.80% to 1.20%, depending on our performance	April 2025	Unsecured
Euro Credit Facility (Germany) (2)	Euro 50.0 million ($56.7 million)	Euribor plus 0.75% or EONIA plus 1.00%	July 2023	Unsecured, guaranteed by parent company and German subsidiary
Other Euro Facilities (3)	Euro 1.5 million ($1.7 million)	Euribor plus 2.02%	June 2022	Common pool of assets of Italian subsidiary
Long-term Secured Note (4)	$16.9 million	Fixed at 2.74%	July 2022	Secured by the corporate aircraft
Long-term Unsecured Note (5)	$17.2 million	1.20% above LIBOR, fixed using an interest rate swap at 2.85% per annum	May 2023	Unsecured
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At December 31, 2021, there were no amounts drawn on this line, however, there were $2.5 million of guarantees issued against the line which reduces total availability.
(2) This facility is available to certain foreign subsidiaries in their respective local currencies. At December 31, 2021, there were no drawings, however, there were $2.2 million of guarantees issued against the line which reduces total availability.
(3) At December 31, 2021, there were no drawings. This facility renews annually.
(4) At maturity, the outstanding note balance will be $15.4 million.
(5) At maturity, the outstanding note balance will be $15.4 million.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $75.0 million and $56.7 million (or €50.0 million as described above), respectively, and neither of them is syndicated. We plan to seek amendments of our credit agreements to modify LIBOR and EONIA reference rates as these rates are phased out as borrowing rates. We do not plan to amend our long-term unsecured note as it matures prior to the final phase-out of LIBOR.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that we maintain a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. Funded debt is decreased by our cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50 million up to a maximum of $500 million. We were in compliance with all such financial covenants as of and for the three months ended December 31, 2021.
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

The following table summarizes our material cash commitments at December 31, 2021 and the effect such commitments are expected to have on our liquidity and cash flow in future periods. We intend to use our existing cash, cash equivalents and short term investments as well as cash generated from operations as sources of funds for these material commitments.

	Payments Due in
	Total	Less Than 1 Year
	(In thousands)
Operating lease obligations	$27,399	$6,307
Purchase obligations	19,880	14,222
Long-term debt obligations (including interest)(1)	35,078	18,860
Contingent consideration	1,371	1,371
Total(2)	$83,728	$40,760
(1)Interest for long-term debt obligations was calculated including the effect of our fixed rate amounts. The weighted average fixed rate amount was 2.80%. See Note 11, "Financing Arrangements" to the consolidated financial statements for additional details.
(2)Excludes obligations related to ASC 740, reserves for uncertain tax positions, because we are unable to provide a reasonable estimate of the timing of future payments relating to the remainder of these obligations. See Note 17, "Income Taxes" to the consolidated financial statements.
The following table presents cash flow activities:

	As of December 31,
	2021	2020
	(In thousands)
Cash provided by operating activities	$389,700	$285,335
Cash used by investing activities	(416,282)	(99,574)
Cash used by financing activities	(125,066)	(10,080)
Operating activities. Net cash provided by operating activities increased by $104.4 million to $389.7 million in 2021 from $285.3 million in 2020 primarily due to an increase in net income and an increase in cash provided by working capital. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The increase in cash flow from operating activities in 2021 primarily resulted from:
•an increase in cash provided by net income after adding back non-cash charges due to net income,
•an increase in cash provided by income and other taxes payable primarily due to a tax refund received in one of our significant tax jurisdictions,
•an increase in cash provided by accrued expenses and accounts payable due to higher bonus accruals, increased customer deposits and timing of payments,
•a decrease in cash used by accounts receivable due to improved days sales outstanding; partially offset by,
•an increase in cash used by inventory, including an increase in days inventory on hand,
•and an increase in cash used by prepaid expenses and other assets.
Investing activities. Net cash used in investing activities was $416.3 million and $99.6 million in 2021 and 2020, respectively. The cash used in investing activities in 2021 primarily related to $293.1 million of net purchases of short-term investments and $123.1 million for property, plant and equipment. The cash used in investing activities in 2020 primarily related to $87.7 million for property, plant and equipment, $12.3 million of net purchases of investments and $0.4 million for the acquisition of a business during 2020, net of cash acquired.
In 2022, we expect to incur approximately $130.0 million to $140.0 million in capital expenditures, excluding acquisitions. Capital expenditures include investments in property, facilities and equipment to add capacity worldwide to support anticipated revenue growth, increase vertical integration, increase redundant manufacturing capacity for critical components and enhance research and development capabilities. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period. We intend to finance our capital expenditures with existing cash, cash equivalents and short term investments as well as with cash generated from operations.
Financing activities. Net cash used in financing activities was $125.1 million and $10.1 million in 2021 and 2020, respectively. The cash used in financing activities in 2021 was primarily related to the purchase of $134.9 million of treasury stock, $3.8 million of principal payments on our long-term borrowings and $2.6 million of payment of a purchase price holdback from a business combination; partially offset by net proceeds of $16.3 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units and shares issued under our employee stock purchase plan. The cash used in financing activities in 2020 was primarily related to the purchase of $37.9 million of treasury stock, $3.7 million of principal payments on our long-term borrowings, and $1.7 million of payments of a purchase price holdback from a business combination; partially offset by net proceeds of $33.2 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units and shares issued under our employee stock purchase plan.
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
Interest rate risk. Certain interest rates are variable and fluctuate with current market conditions. Our investments have limited exposure to market risk. We maintain a portfolio of cash, cash equivalents and short-term investments, consisting primarily of term deposits, money market funds, certificates of deposit, commercial paper, corporate bonds and government and agency securities. None of these investments have a maturity date in excess of one year. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Chinese Yuan, the Japanese Yen, and the Russian Ruble. In 2021 we incurred a gain on foreign exchange transactions of $15.1 million as compared to a gain of $12.9 million in 2020. As our German subsidiary has net U.S. dollar denominated assets, the depreciation of the Euro contributed to most of the foreign exchange gain in 2021. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if we expect a currency movement to be beneficial to us in the short or medium term, we have, on occasions, chosen not to hedge or otherwise offset the underlying assets or liabilities. However, it is difficult to predict foreign currency movements accurately.
At December 31, 2021, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The net U.S. Dollar denominated assets are comprised of cash, third party receivables and inter-company receivables offset by third party and inter-company U.S. Dollar denominated payables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro applied to the net U.S. Dollar asset balances as of December 31, 2021, would result in a foreign exchange gain of $5.3 million if the U.S. Dollar appreciated and a $5.5 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Ruble applied to the net U.S. Dollar asset balances as of December 31, 2021, would result in a foreign exchange gain of $1.4 million if the U.S. Dollar appreciated and a $1.5 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Yuan applied to the net U.S. Dollar liability balances as of December 31, 2021, would result in a foreign exchange loss of $3.9 million if the U.S. Dollar appreciated and a $4.1 million foreign exchange gain if the U.S. Dollar depreciated. It is possible that the COVID-19 pandemic may create additional volatility in exchange rates going forward.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of December 31, 2021. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
Oxford, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IPG Photonics Corporation and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 22, 2022, expressed an unqualified opinion on those financial statements.

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
February 22, 2022

ITEM 9B.    CONTROLS AND PROCEDURES
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2021. Pursuant to General Instruction G(3) of Form 10-K, additional information required hereunder relating to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."
ITEM 11.    EXECUTIVE COMPENSATION
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2021.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2021, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth below.
Information Regarding Equity Compensation Plans
The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, RSUs and PSUs (a)	Weighted-Average Exercise Price of Outstanding Options, RSUs and PSUs (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	1,480,643	$149.99	2,898,922
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	1,480,643		2,898,922
(1)As of December 31, 2021, there were 2,638,529 shares available for future issuance under the 2006 Incentive Compensation Plan and 260,393 shares available for future issuance under the employee stock purchase plan.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2021.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2021.
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

10.2†
IPG Photonics Corporation Non-Employee Director Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 22, 2021)

10.3†	Senior Executive Annual Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.4†
IPG Photonics Corporation 2008 Employee Stock Purchase Plan, as amended and restated effective December 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 3, 2019)

10.5†
Secondment Agreement dated May 4, 2021 among the Registrant, IPG Laser GmbH and Dr. Eugene Scherbakov (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2021)

10.6†
Service Agreement dated May 4, 2021 between IPG Laser GmbH and Dr. Eugene Scherbakov (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2021)

10.7†
Confidentiality, Non-Competition and Confirmatory Assignment Agreement dated May 4, 2021 between the Registrant and Dr. Eugene Scherbakov (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2021)

10.8†
Form of Employment Agreement dated May 30, 2019 between the Registrant and each of Timothy P.V. Mammen, Angelo P. Lopresti and Alexander Ovtchinnikov (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report Form 10-K filed with the Commission on February 24, 2020)

10.9†
Form of Confidentiality, Non-Competition and Confirmatory Assignment Agreement between the Registrant and each of the named executive officers and certain other executive officers, (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on October 15, 2013)

10.10†
Form of Letter amending Confidentiality, Non-Competition and Confirmatory Assignment Agreements between the Registrant and each of the named executive officers and certain other executive officers (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.11†
Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.12
Second Amended and Restated Loan Agreement, between the Registrant and Bank of America, N.A. dated as of March 25, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 26, 2020)

10.13
Revolving Credit Note, between the Registrant and Bank of America, N.A., dated March 25, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 26, 2020)

Exhibit Number	Description

10.14
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

10.16	Guarantee of the Registrant to Deutsche Bank dated July 27, 2017 (incorporated by reference to Exhibit 10.3 on Current Report on Form 8-K filed with the Commission on August 1, 2017)

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

10.2
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

ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2022.

IPG PHOTONICS CORPORATION

By:	/s/ Eugene A. Scherbakov
Eugene A. Scherbakov Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Eugene A. Scherbakov Eugene A. Scherbakov	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2022

/s/ Timothy P.V. Mammen Timothy P.V. Mammen	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 22, 2022

/s/ Thomas J. Burgomaster Thomas J. Burgomaster	Vice President, Corporate Controller (Principal Accounting Officer)	February 22, 2022

/s/ Michael C. Child Michael C. Child	Director	February 22, 2022

/s/ Jeanmarie F. Desmond Jeanmarie F. Desmond	Director	February 22, 2022

/s/ Gregory P. Dougherty Gregory P. Dougherty	Director	February 22, 2022

/s/ Eric Meurice Eric Meurice	Director	February 22, 2022

/s/ Natalia Pavlova Natalia Pavlova	Director	February 22, 2022

/s/ John R. Peeler John Peeler	Non-Executive Chair of the Board and Director	February 22, 2022

/s/ Thomas J. Seifert Thomas J. Seifert	Director	February 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
IPG Photonics Corporation
Oxford, Massachusetts
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IPG Photonics Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary based upon historic usage, estimated future usage and age. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of December 31, 2021, the Company has inventories of $460.7 million, net of excess quantities and obsolescence reserves.
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
February 22, 2022
We have served as the Company's auditor since 1999.

IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$709,105	$876,231
Short-term investments	805,400	514,835
Accounts receivable, net	262,121	264,321
Inventories	460,747	364,993
Prepaid income taxes	36,990	69,893
Prepaid expenses and other current assets	73,320	57,804
Total current assets	2,347,683	2,148,077
Deferred income taxes, net	47,761	43,197
Goodwill	38,609	41,366
Intangible assets, net	52,678	62,114
Property, plant and equipment, net	635,302	597,527
Other assets	48,507	43,419
Total assets	$3,170,540	$2,935,700
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$18,126	$3,810
Accounts payable	55,839	25,748
Accrued expenses and other liabilities	230,826	176,740
Income taxes payable	8,642	8,280
Total current liabilities	313,433	214,578
Deferred income taxes and other long-term liabilities	93,855	92,854
Long-term debt, net of current portion	16,031	34,157
Total liabilities	423,319	341,589
Commitments and contingencies (Note 14)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 55,788,246 and 53,010,265 shares issued and outstanding, respectively, at December 31, 2021; 55,461,246 and 53,427,234 shares issued and outstanding, respectively, at December 31, 2020.	6	6
Treasury stock, at cost, 2,777,981 and 2,034,012 shares held at December 31, 2021 and December 31, 2020, respectively.	(438,503)	(303,614)
Additional paid-in capital	908,423	854,301
Retained earnings	2,466,607	2,188,191
Accumulated other comprehensive loss	(189,951)	(146,065)
Total IPG Photonics Corporation stockholders' equity	2,746,582	2,592,819
Non-controlling interests	639	1,292
Total equity	2,747,221	2,594,111
Total liabilities and equity	$3,170,540	$2,935,700
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Net sales	$1,460,860	$1,200,724	$1,314,581
Cost of sales	764,462	661,728	708,372
Gross profit	696,398	538,996	606,209
Operating expenses:
Sales and marketing	78,180	70,583	77,745
Research and development	139,573	126,898	129,997
General and administrative	125,882	110,005	107,597
Goodwill impairment	—	44,589	37,120
Impairment of long-lived assets and other restructuring charges	—	1,177	7,130
(Gain) loss on foreign exchange	(15,120)	(12,915)	12,827
Total operating expenses	328,515	340,337	372,416
Operating income	367,883	198,659	233,793
Other (expense) income, net:
Interest (expense) income, net	(1,839)	6,270	14,238
Other income, net	437	763	345
Total other (expense) income	(1,402)	7,033	14,583
Income before provision for income taxes	366,481	205,692	248,376
Provision for income taxes	88,615	45,354	68,115
Net income	277,866	160,338	180,261
Less: net (loss) income attributable to non-controlling interests	(550)	766	27
Net income attributable to IPG Photonics Corporation common stockholders	$278,416	$159,572	$180,234
Net income attributable to IPG Photonics Corporation per common share:
Basic	$5.21	$3.00	$3.40
Diluted	$5.16	$2.97	$3.35
Weighted average shares outstanding:
Basic	53,410	53,186	53,061
Diluted	53,930	53,785	53,839
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net income	$277,866	$160,338	$180,261
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(44,267)	1,367	15,997
Adjustment for net gain realized and included in net income	—	(232)	—
Unrealized gain (loss) on derivatives	278	(472)	(17)
Total other comprehensive (loss) income	(43,989)	663	15,980
Comprehensive income	233,877	161,001	196,241
Less: comprehensive (loss) income attributable to non-controlling interest	(653)	575	30
Comprehensive income attributable to IPG Photonics Corporation	$234,530	$160,426	$196,211
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2019	52,941,607	$5	(1,430,094)	$(224,998)	$744,937	$1,848,500	$(162,896)	$687	$2,206,235
Exercise of stock options and vesting of RSU's and PSU's, net of shares withheld for taxes	319,211	—	—	—	805	—	—	—	805
Common stock issued under employee stock purchase plan	52,315	—	—	—	6,531	—	—	—	6,531
Purchased common stock	(302,258)	—	(302,258)	(40,732)	—	—	—	—	(40,732)
Stock-based compensation	—	—	—	—	33,363	—	—	—	33,363
Net income	—	—	—	—	—	180,234	—	27	180,261
Foreign currency translation adjustments and other	—	—	—	—	—	—	15,994	3	15,997
Unrealized (loss) on derivatives, net of tax	—	—	—	—	—	—	(17)	—	(17)
Balance, December 31, 2019	53,010,875	5	(1,732,352)	(265,730)	785,636	2,028,734	(146,919)	717	2,402,443
Exercise of stock options and vesting of RSU's and PSU's, net of shares withheld for taxes	677,076	1	—	—	27,934	—	—	—	27,935
Common stock issued under employee stock purchase plan	40,943	—	—	—	5,259	—	—	—	5,259
Purchased common stock	(301,660)	—	(301,660)	(37,884)	—	—	—	—	(37,884)
Stock-based compensation	—	—	—	—	35,472	—	—	—	35,472
Recently adopted accounting standards	—	—	—	—	—	(115)	—	—	(115)
Net income	—	—	—	—	—	159,572	—	766	160,338
Foreign currency translation adjustments and other	—	—	—	—	—	—	1,558	(191)	1,367
Unrealized (loss) on derivatives, net of tax	—	—	—	—	—	—	(472)	—	(472)
Adjustment for net gain realized and included in net income	—	—	—	—	—	—	(232)	—	(232)
Balance, December 31, 2020	53,427,234	6	(2,034,012)	(303,614)	854,301	2,188,191	(146,065)	1,292	2,594,111
Exercise of stock options and vesting of RSU's and PSU's, net of shares withheld for taxes	292,849	—	—	—	10,766	—	—	—	10,766
Common stock issued under employee stock purchase plan	34,151	—	—	—	5,492	—	—	—	5,492
Purchased common stock	(743,969)	—	(743,969)	(134,889)	—	—	—	—	(134,889)
Stock-based compensation	—	—	—	—	37,864	—	—	—	37,864
Net income	—	—	—	—	—	278,416	—	(550)	277,866
Foreign currency translation adjustments and other, net of tax	—	—	—	—	—	—	(44,164)	(103)	(44,267)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	278	—	278
Balance, December 31, 2021	53,010,265	$6	(2,777,981)	$(438,503)	$908,423	$2,466,607	$(189,951)	$639	$2,747,221
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$277,866	$160,338	$180,261
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	96,330	94,554	96,268
Deferred income taxes	(6,885)	(12,813)	(15,489)
Stock-based compensation	37,864	35,472	33,363
Goodwill impairment	—	44,589	37,120
Impairment of long-lived assets	—	671	5,350
Unrealized (gain) loss on foreign currency transactions	(8,560)	(19,935)	11,004
Other	8,618	8,642	3,320
Provisions for inventory, warranty and bad debt	68,441	70,572	63,752
Changes in assets and liabilities that (used) provided cash, net of acquisitions:
Accounts receivable	(2,091)	(13,022)	9,776
Inventories	(149,754)	(39,900)	(28,105)
Prepaid expenses and other current assets	(23,697)	(3,802)	18,405
Accounts payable	30,997	(1,942)	(10,257)
Accrued expenses and other liabilities	24,715	(14,752)	(37,310)
Income and other taxes payable	35,856	(23,337)	(43,937)
Net cash provided by operating activities	389,700	285,335	323,521
Cash flows from investing activities:
Purchases of property, plant and equipment	(123,108)	(87,696)	(133,536)
Proceeds from sales of property, plant and equipment	1,409	889	661
Proceeds from short-term investments	1,647,537	1,099,224	768,078
Purchases of short-term investments	(1,940,605)	(1,111,555)	(760,300)
Acquisitions of businesses, net of cash acquired	—	(429)	(15,115)
Other	(1,515)	(7)	237
Net cash used in investing activities	(416,282)	(99,574)	(139,975)
Cash flows from financing activities:
Proceeds from line-of-credit facilities	—	—	15
Payments on line-of-credit facilities	—	—	(15)
Principal payments on long-term borrowings	(3,810)	(3,740)	(3,671)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	16,258	33,194	7,336
Purchase of treasury stock, at cost	(134,889)	(37,884)	(40,732)
Payment of purchase price holdback from business combination	(2,625)	(1,650)	—
Net cash used in financing activities	(125,066)	(10,080)	(37,067)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(17,800)	19,888	(7,853)
Net (decrease) increase in cash, cash equivalents and restricted cash	(169,448)	195,569	138,626
Cash, cash equivalents and restricted cash — Beginning of year	878,553	682,984	544,358
Cash, cash equivalents and restricted cash — End of year (Note 1)	$709,105	$878,553	$682,984
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,714	$2,234	$2,683
Cash paid for income taxes	$62,998	$85,861	$116,951
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$5,729	$8,117	$10,367
Property, plant and equipment transferred from inventory	$3,701	$4,243	$7,659
Changes in accounts payable related to property, plant and equipment	$816	$(75)	$1,304
Leased assets obtained in exchange for new operating lease liabilities	$7,489	$4,035	$14,670
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
Cash and Cash Equivalents and Short-Term Investments — Cash and cash equivalents consist primarily of highly liquid investments, such as bank deposits, mutual funds and marketable securities with maturities of three months or less at the date of purchase with insignificant interest rate risk. Short-term investments consist of liquid investments including marketable securities, U.S. government and government agency notes, certificates of deposit, and foreign government bonds with original maturities of greater than three months but less than one year with insignificant interest rate risks. Short-term investments are held-to-maturity and accounted for at amortized cost.
The reconciliation of the Company's cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statement of cash flows is as follows:

	Balance at	Balance at
	December 31, 2021	December 31, 2020
Cash and cash equivalents	$709,105	$876,231
Restricted cash included in prepaid expenses and other current assets	—	2,322
Cash, cash equivalents and restricted cash	$709,105	$878,553
During the first quarter of 2021, the Company released the restricted cash held back for indemnities provided by the seller related to the Company's acquisition of the submarine networks division (SND) of Padtec SA,
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable include $39,720 and $58,566 of bank acceptance drafts at December 31, 2021 and 2020, respectively. Bank acceptance drafts are bank guarantees of payment on specified dates. The weighted average maturity of these bank acceptance drafts is approximately 141 days. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an estimate of expected credit losses over the life of outstanding receivables. The estimate involves an assessment of customer creditworthiness, historical payment experience, an assumption of future expected credit losses, and the age of outstanding receivables.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Activity related to the allowance for doubtful accounts was as follows:

	2021	2020	2019
Balance at January 1	$2,156	$2,547	$1,731
Provision for bad debts, net of (recoveries)	434	(156)	677
Uncollectable accounts written off	(437)	(114)	(111)
Foreign currency translation	(45)	(121)	102
Balance at December 31	$2,108	$2,156	$2,399
Inventories — Inventories are stated at the lower of cost and net realizable value on a first-in, first-out basis. Inventories include parts and components that may be specialized in nature and subject to rapid obsolescence. The Company periodically reviews the quantities and carrying values of inventories to assess whether the inventories are recoverable. The costs associated with provisions for excess quantities, technological obsolescence, or component rejections are charged to cost of sales as incurred.
Goodwill — Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The results of the goodwill assessments for the years ended December 31, 2021 and 2020 are discussed in Note 7.
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
Long-Lived Assets — Long-lived assets, which consist primarily of property, plant and equipment and identifiable intangible assets, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When undiscounted expected future cash flows are less than the carrying value, an impairment loss is recorded equal to the amount by which the carrying value exceeds the fair value of assets. There were no impairment charges recognized during the year ended December 31, 2021. The Company incurred $671 and $2,498 of non-cash impairment charges related to long-lived assets during the years ended December 31, 2020 and 2019, respectively.
Included in other long-term assets is certain demonstration equipment. The demonstration equipment is amortized over the respective estimated economic lives, generally 3 years. The carrying value of the demonstration equipment totaled $4,624 and $6,506 at December 31, 2021 and 2020, respectively. Amortization expense of demonstration equipment for the years ended December 31, 2021, 2020 and 2019, was $3,596, $4,166 and $4,364, respectively.
Authorized Capital — The Company has authorized capital stock consisting of 175,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. There are no shares of preferred stock outstanding as of December 31, 2021.

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
The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be contracts with a customer. As part of its consideration of the contract, the Company evaluates certain factors including the customer's ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is identified as a distinct performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. As the Company's standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company's performance obligation is satisfied), which typically occurs at shipment but which can occur over time for certain of the Company's systems contracts.
The Company often receives orders with multiple delivery dates that may extend across several reporting periods. The Company allocates the transaction price of the contract to each delivery based on the product standalone selling price. The Company invoices for each scheduled delivery upon shipment and recognizes revenues for such delivery at that point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14 revenues allocated to future shipments of partially completed contracts are not disclosed.
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
Stock-Based Compensation — The Company accounts for stock-based compensation expense using the fair value of the awards granted. The Company estimates the fair value of stock options granted using the Black-Scholes model, it values restricted stock units ("RSUs") and certain performance stock units with operating cash flow targets ("OCF PSUs") using the grant date market price of the stock, and it uses a Monte Carlo simulation model to estimate the fair value of certain performance stock units with total stockholder return targets ("TSR PSUs"). The Company accounts for forfeitures as they occur. The Company amortizes the fair value of stock options and other equity awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock options and RSUs generally vest annually on the anniversary of the grant date over a four-year period. TSR PSUs and OCF PSUs cliff-vest on March 1st following the third anniversary of the grant date based upon achievement of performance targets established at grant. The description of the Company's stock-based compensation plans and the assumptions it uses to calculate the fair value of stock-based compensation is more fully described in Note 15, "Stock-based Compensation."
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
Our largest customer accounted for 22% and 21% of our net accounts receivable as of December 31, 2021 and 2020, respectively. The Company has historically depended on a few customers for a significant percentage of its annual net sales. The composition of this group can change from year to year. Net sales derived from the Company's five largest customers as a percentage of its annual net sales were 19%, 24% and 21% in 2021, 2020 and 2019, respectively.
Comprehensive Income — Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive income is the cumulative foreign currency translation adjustment, unrealized gains or losses on derivatives and unrealized gains or losses on available-for-sale securities. These adjustments are accumulated within the consolidated statements of comprehensive income.
Total components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments	Unrealized (loss) gain on derivatives, net of tax	Unrealized gain (loss) on available-for-sale securities	Total
Balance, January 1, 2019	$(163,155)	$27	$232	$(162,896)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	15,994			15,994
Unrealized (loss) on derivatives, net of tax benefit of $1		(17)		(17)
Total other comprehensive (loss) income	15,994	(17)	—	15,977
Balance, December 31, 2019	(147,161)	10	232	(146,919)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	1,558			1,558
Unrealized (loss) on derivatives, net of tax benefit of $144		(472)		(472)
Adjustment for net gain realized and included in net income			(232)	(232)
Total other comprehensive (loss) income	1,558	(472)	(232)	854
Balance, December 31, 2020	(145,603)	(462)	—	(146,065)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other, net of tax benefit of $246	(44,164)			(44,164)
Unrealized gain on derivatives, net of tax of $83		278		278
Total other comprehensive (loss) income	(44,164)	278	—	(43,886)
Balance, December 31, 2021	$(189,767)	$(184)	$—	$(189,951)
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
Earnings Per Share — Basic net income per common share is computed by dividing net income attributable to common shareholders of the Company by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share is computed similarly to basic net income per common share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Information about potentially dilutive and antidilutive shares for the reporting period is provided in Note 18, "Net Income Attributable to IPG Photonics Corporation Per Share."
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
2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Sales are derived from products for different applications: fiber lasers, diode lasers, systems and accessories for materials processing, fiber lasers, amplifiers and diodes for advanced applications, fiber amplifiers and transceivers for communications applications, and fiber lasers, systems and fibers for medical applications. The following tables represent a disaggregation of revenue from contracts with customers for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Sales by Application
Materials processing	$1,325,404	$1,082,478	$1,229,211
Other applications	135,456	118,246	85,370
Total	$1,460,860	$1,200,724	$1,314,581

Sales by Product
High Power Continuous Wave ("CW") Lasers	$687,406	$646,062	$734,745
Medium Power CW Lasers	80,501	50,796	56,625
Pulsed Lasers	240,978	158,448	137,675
Quasi-Continuous Wave ("QCW") Lasers	60,668	50,333	56,440
Laser and Non-Laser Systems	126,642	93,727	141,647
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	264,665	201,358	187,449
Total	$1,460,860	$1,200,724	$1,314,581

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Sales by Geography
North America	$314,984	$246,189	$280,886
Europe:
Germany	101,738	65,646	81,365
Other including Eastern Europe/CIS	289,136	219,540	249,871
Asia and Australia:
China	548,348	502,278	491,890
Japan	54,077	53,180	71,757
Other	139,148	103,785	121,586
Rest of World	13,429	10,106	17,226
Total	$1,460,860	$1,200,724	$1,314,581

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,402,498	$1,144,237	$1,233,065
Goods and services transferred over time	58,362	56,487	81,516
Total	$1,460,860	$1,200,724	$1,314,581
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
The following table reflects the changes in the Company's contract assets and liabilities for the years ended December 31, 2021 and 2020:

	December 31,	January 1,		December 31,	January 1,
	2021	2021	Change	2020	2020	Change
Contract assets
Contract assets	$9,345	$8,999	$346	$8,999	$9,645	$(646)
Contract liabilities
Contract liabilities - current	89,659	71,246	18,413	71,246	59,531	11,715
Contract liabilities - long-term	2,691	2,189	502	2,189	1,820	369
During the year ended December 31, 2021 and 2020, the Company recognized revenue of $64,364 and $48,738, respectively, that was included in the contract liabilities at the beginning of the period.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The Company has elected the practical expedient in ASC 606-10-50-14, whereby the performance obligations for contracts with an original expected duration of one year or less are not disclosed. The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of December 31, 2021:

	Remaining Performance Obligations
	2022	2023	2024	2025	2026	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$3,671	$1,189	$899	$461	$116	$19	$6,355
Revenue to be earned over time from contracts to sell robotic systems	29,116	10,720	—	—	—	—	39,836
Total	$32,787	$11,909	$899	$461	$116	$19	$46,191

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
The carrying amounts of money market fund deposits, term deposits, accounts receivable, accounts payable and drawings on revolving lines of credit are considered reasonable estimates of their fair market value due to the short maturity of most of these instruments or as a result of the competitive market interest rates, which have been negotiated. The fair value of the bond securities is based upon quoted prices for instruments with identical terms in active markets. The commercial paper securities reported at fair value are based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability, and are therefore classified as Level 2.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the consolidated balance sheets with the exception of the interest rate swap and contingent purchase consideration, which is measured at fair value:

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$279,066	$279,066	$—	$—
Municipal bonds	3,220	—	3,220	—
Commercial paper	117,663	—	117,663	—
Corporate bonds	11,459	—	11,459	—
Short-term investments:
U.S. Treasury and agency obligations	21,980	—	21,980	—
Municipal bonds	4,546	—	4,546	—
Corporate bonds	215,754	—	215,754	—
Commercial paper	557,955	—	557,955	—
Certificate of deposit	3,000	—	3,000	—
Foreign government bonds	2,015	—	2,015	—
Total assets	$1,216,658	$279,066	$937,592	$—
Liabilities
Term notes	$34,226	$—	$34,226	$—
Contingent purchase consideration	1,371	—	—	1,371
Interest rate swap	242	—	242	—
Total liabilities	$35,839	$—	$34,468	$1,371

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$218,984	$218,984	$—	$—
U.S. Treasury and agency obligations	6,999	—	6,999	—
Commercial paper	162,749	—	162,749	—
Corporate bonds	29,010	—	29,010	—
Short-term investments:
U.S. Treasury and agency obligations	49,996	—	49,996	—
Corporate bonds	7,997	—	7,997	—
Commercial paper	88,171	—	88,171	—
Certificate of deposit	368,665	—	368,665	—
Total assets	$932,571	$218,984	$713,587	$—
Liabilities
Term notes	$38,402	$—	$38,402	$—
Contingent purchase consideration	1,963	—	—	1,963
Interest rate swaps	603	—	603	—
Total liabilities	$40,968	$—	$39,005	$1,963
There were no impairments for the investments considered held-to-maturity at December 31, 2021 and December 31, 2020.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	December 31, 2021		December 31, 2020
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$805,400	$805,250	$514,835	$514,829
The Company entered into an interest rate swap that is designated as a cash flow hedge associated with a long-term note issued during the second quarter of 2016 that will terminate with the long-term note in May 2023. The fair value at December 31, 2021 for the interest rate swap considered pricing models whose inputs are observable for the securities held by the Company.
At December 31, 2021 and December 31, 2020, the Company's long-term notes consisted of a variable rate note and a fixed rate note, and are reported at amortized cost on the consolidated balance sheets. For disclosure purposes, the fair value of the long-term notes was estimated using a discounted cash flow model using observable market interest rates and are classified as a Level 2. Based on the discounted cash flow model, the fair values of the long-term notes at December 31, 2021 and 2020 were $34,226 and $38,402, respectively, as compared to the book value of $34,157 and $37,967, respectively.
The fair value of contingent consideration was determined using an income approach at the respective business combination date and at the reporting date. That approach is based on significant inputs that are not observable in the market and include key assumptions such as assessing the probability of meeting certain milestones required to earn the contingent consideration.
The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	2021	2020	2019
Auction rate securities
Balance at January 1	$—	$592	$847
Redemptions	—	(596)	(264)
Change in fair value	—	4	9
Balance at December 31	$—	$—	$592
Contingent purchase consideration
Balance at January 1	$1,963	$273	$898
Period transactions	—	1,963	—
Cash payments	(466)	(272)	(632)
Change in fair value	—	—	(29)
Foreign exchange adjustment	(126)	(1)	36
Balance at December 31	$1,371	$1,963	$273
The auction rate securities were called during the year ended December 31, 2020. The net gain previously included in accumulated other comprehensive income was released and included in net income, in the amount of $232 for the year ended December 31, 2020.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

4. INVENTORIES
Inventories consist of the following:

	December 31,
	2021	2020
Components and raw materials	$270,146	$190,775
Work-in-process	32,506	47,251
Finished goods	158,095	126,967
Total	$460,747	$364,993
The Company recorded inventory provisions totaling $34,285, $45,375 and $38,902 for the years ended December 31, 2021, 2020 and 2019, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials and finished goods.
5. BUSINESS COMBINATIONS
During the fourth quarter of 2020, the Company acquired Pi-Tecnologia S.A. ("PiTec"), which is located in Brazil, to support development in advanced photonics. The acquisition price was $2,717, of which $906 was paid at closing and the remainder of which may be earned over three years based on reaching certain financial targets. The goodwill arising from this acquisition is not deductible for tax purposes.
6. RESTRUCTURING
In the second half of 2019, the Company implemented restructuring programs globally, which were primarily focused on workforce reduction, facility consolidation and ceasing investment in the submarine telecommunications industry. There was no restructuring related activity in 2021.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

7. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020:

	2021	2020
Balance at January 1	$41,366	$82,092
Adjustments to goodwill during the measurement period	(2,205)	—
Goodwill arising from business combinations	—	3,211
Impairment losses	—	(44,589)
Foreign exchange adjustment	(552)	652
Balance at December 31	$38,609	$41,366
During the first quarter of 2021, the Company finalized the purchase price allocations related to the PiTec acquisition, which resulted in adjustments to goodwill of $2,205.
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
The Company performed the 2021 annual impairment test as of October 1, 2021, and no impairments were recorded as a result of this test. The carrying balance of goodwill at December 31, 2021 was net of accumulated impairments of $81,709.
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
As a result of the 2019 annual impairment test for the transceivers reporting unit, the Company recognized a non-cash impairment loss of $19,325, which was equal to the goodwill carrying amount prior to its impairment. The analysis considered lower than forecasted sales and profitability, as well as the impact of delays in new product launches. Additionally, in 2019 the Company decided that it would not make further investments required to obtain the necessary market share in the submarine telecommunications industry and commenced efforts to sell the submarine networks reporting unit ("SND"). As a result that decision, the Company recognized a non-cash impairment loss of $17,795, which decreased the net assets to the estimated net

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

realizable value as of December 31, 2019. The Company sold SND in the third quarter of 2020. The carrying balance of goodwill at December 31, 2019 was net of accumulated impairments of $37,120.
Intangible assets, subject to amortization, consisted of the following:

	December 31, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$59,729	$(23,556)	$36,173	10 years	$58,041	$(17,674)	$40,367	11 years
Technology, trademark and trade name	40,536	(26,269)	14,267	7 years	40,518	(20,949)	19,569	7 years
Production know-how	10,384	(8,723)	1,661	7 years	9,325	(8,167)	1,158	7 years
Patents	8,036	(7,459)	577	8 years	8,036	(7,016)	1,020	8 years
Total	$118,685	$(66,007)	$52,678		$115,920	$(53,806)	$62,114
Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $12,427, $11,974 and $12,945, respectively.
The estimated future amortization expense for intangibles as of December 31, 2021 is as follows:

2022	2023	2024	2025	2026	Thereafter	Total
$11,408	$10,503	$8,047	$6,502	$4,733	$11,485	$52,678
8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
	2021	2020
Land	$51,249	$51,454
Buildings	433,960	412,725
Machinery and equipment	513,054	473,420
Office furniture and fixtures	77,675	77,196
Construction-in-progress	106,682	70,341
Total property, plant and equipment	1,182,620	1,085,136
Accumulated depreciation	(547,318)	(487,609)
Total property, plant and equipment — net	$635,302	$597,527
The Company recorded depreciation expense of $78,563, $78,414 and $78,959 for the years ended December 31, 2021, 2020 and 2019, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Long-lived assets include property, plant and equipment, related deposits on such assets and demonstration equipment. The geographic locations of the Company's long-lived assets, net, based on physical location of the assets, as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
United States	$390,255	$362,395
Germany	89,017	86,980
Russia	70,088	66,924
Belarus	46,104	38,304
China	6,997	8,175
Other	47,004	49,170
Total	$649,465	$611,948
9. ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	December 31,
	2021	2020
Contract liabilities	$89,659	$71,246
Accrued compensation	94,857	62,785
Current portion of accrued warranty	26,204	24,345
Short-term lease liabilities	5,454	5,778
Other	14,652	12,586
Total	$230,826	$176,740
10. PRODUCT WARRANTIES
Activity related to the warranty accrual was as follows:

	2021	2020	2019
Balance at January 1	$45,669	$48,866	$51,422
Provision for warranty accrual	33,289	24,555	22,613
Warranty claims	(26,568)	(30,002)	(24,826)
Foreign currency translation	(2,526)	2,250	(343)
Balance at December 31	$49,864	$45,669	$48,866
Accrued warranty reported in the accompanying consolidated financial statements as of December 31, 2021 and December 31, 2020 consists of $26,204 and $24,345 in accrued expenses and other liabilities and $23,660 and $21,324 in other long-term liabilities, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

11. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	December 31,
	2021	2020
Total debt	$34,157	$37,967
Less: current portion	(18,126)	(3,810)
Long-term debt, net of current portion	$16,031	$34,157
Term Debt:
Long-Term Notes — At December 31, 2021, the outstanding principal balance on the long-term notes was $34,157 of which $18,126 is the current portion. The Company has an unsecured long-term note of $17,219 of which $1,188 is the current portion. The interest on this unsecured long-term note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15,438. The Company has another note that is secured by the corporate aircraft with an outstanding principal balance of $16,938, all of which is current. The interest on this collateralized note is fixed at 2.74% per annum. The collateralized note matures in July 2022, at which time the outstanding principal balance will be $15,375.
The future principal payments for the Company’s notes as of December 31, 2021 are as follows:

2022	$18,126
2023	16,031
Total	$34,157
Revolving Line of Credit Facilities:
U.S. Line of Credit — The Company maintains an unsecured revolving line of credit with a principal amount of $75,000, expiring in April 2025. The line of credit bears interest at a variable rate of LIBOR plus 0.80% to 1.20% depending on the Company's financial performance. Part of this credit facility is available to the Company's foreign subsidiaries including those in India, China, Japan and Brazil based on management discretion. At December 31, 2021, there were no outstanding drawings, however, there were $2,478 of guarantees issued against the line which reduced the total availability. At December 31, 2021, the remaining availability under this line was $72,522.
The Company is required to meet certain financial covenants associated with its U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that the Company maintains a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times its trailing twelve months EBITDA. Funded debt is decreased by its cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50,000 up to a maximum of $500,000.
 Euro Line of Credit — The Company maintains an unsecured revolving line of credit with a principal amount of €50,000 ($56,710 at December 31, 2021), expiring in July 2023. The line of credit bears interest at various rates based upon the type of loan. This credit facility is available to the Company's foreign subsidiaries including those in Germany, Russia, China and Italy based on management discretion. At December 31, 2021, there were no drawings, however, there were $2,161 of guarantees issued against the line which reduced the total availability. At December 31, 2021, the remaining availability under this line was $54,549.
Other European Facilities — The Company maintains one Euro credit line in Italy with an available principal of €1,500 ($1,701 as of December 31, 2021), with no expiration date, which bear interest at market rates that reset at the beginning of each quarter. At December 31, 2021, there were no outstanding drawings and the aggregate remaining availability under this line was $1,701. This facility is collateralized by a common pool of the assets of the Company's Italian subsidiary.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

12. DERIVATIVE INSTRUMENTS
The Company's only outstanding derivative financial instrument is an interest rate swap that is classified as a cash flow hedge of its variable rate debt. The fair value amounts in the consolidated balance sheets were:

	December 31,
	2021	2020
Notional amounts (1)	$17,219	$18,406
Fair values:
Deferred income taxes and other long-term liabilities	242	603
(1) Notional amounts represent the gross contract/notional amount of the derivative outstanding.
The derivative gains and losses in the consolidated financial statements for the years ended December 31, 2021, 2020 and 2019, related to the Company's current and previous interest rate swap contracts were as follows:

	Year Ended December 31,
	2021	2020	2019
Effective portion recognized in other comprehensive income (loss), pretax:
Interest rate swap	$361	$(616)	$(18)
13. LEASES
The Company leases certain warehouses, office spaces, land, vehicles and equipment under operating lease agreements. The remaining terms of these leases range from less than 1 year to 43 years. The operating lease expense for the years ended December 31, 2021, 2020 and 2019, totaled $7,975, $7,797 and $8,800, respectively. The cash paid for amounts included in the measurement of lease liabilities included in the operating cash flows from operating leases was $6,854, $6,634 and $6,802 for the years ended December 31, 2021, 2020 and 2019, respectively. The Company does not have any finance lease arrangements.
The Company's operating lease assets and lease liabilities consist of the following as of December 31, 2021 and 2020:

		Year Ended December 31,
Account	Classification	2021	2020
Right-of-use assets	Other assets	$21,688	$21,720
Short-term lease liabilities	Accrued expenses and other liabilities	5,454	5,778
Long-term lease liabilities	Deferred income taxes and other long-term liabilities	18,521	18,448
Total lease liabilities		$23,975	$24,226
The table below presents the maturities of operating lease liabilities as of December 31, 2021:

2022	$6,307
2023	5,366
2024	3,785
2025	3,475
2026	2,082
Thereafter	6,384
Total future minimum lease payments	27,399
Less: imputed interest	(3,424)
Present value of lease liabilities	$23,975

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Other information relevant to the Company's operating leases consist of the following as of December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Weighted-average remaining lease term	8 years	9 years
Weighted-average discount rate	4.39%	3.46%
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
Contractual Obligations — The Company has entered into various purchase obligations that include agreements for construction of buildings, raw materials and equipment. Obligations under these agreements were $19,880 and $51,730 as of December 31, 2021 and 2020, respectively.
Legal proceedings — From time to time, the Company may be involved in legal disputes and other proceedings in the ordinary course of its business. These matters may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of December 31, 2021 and through the date of the Company's subsequent review period of February 22, 2022, the Company is aware of no ongoing legal proceedings that management estimates could have a material effect on the Company's Consolidated Financial Statements.
We have submitted a number of voluntary self-disclosures regarding compliance with export control laws and regulations and the U.S. Department of Justice is conducting an investigation into certain shipments of equipment. At this time, we are not able to estimate the amount or probability of any monetary penalties or other expenses that we may incur as a result of this investigation.
15. STOCK-BASED COMPENSATION
Stock-based compensation is included in the following financial statement captions:

	Year Ended December 31,
	2021	2020	2019
Cost of sales	$11,245	$10,392	$9,249
Sales and marketing	4,320	4,395	3,815
Research and development	9,533	9,122	7,690
General and administrative	12,883	11,749	12,824
Total stock-based compensation	37,981	35,658	33,578
Tax benefit recognized	(8,071)	(7,498)	(5,114)
Net stock-based compensation	$29,910	$28,160	$28,464
Incentive Plans — In February 2006, the Company's board of directors adopted the 2006 Incentive Compensation Plan (the "2006 Plan"), which provides for the issuance of stock options, performance stock units ("PSUs"), restricted stock units ("RSUs"), other equity-based awards and cash awards to the Company's directors, employees, consultants and advisors. In June 2006, the Company's board of directors adopted the Non-Employee Directors Stock Plan (the "Directors Plan") for non-employee directors, which was subsequently merged into the 2006 Plan. A total of 10,363,465 shares are reserved under the 2006 Plan. At December 31, 2021, 2,638,529 shares of the Company's stock were available for future grant under the 2006 Plan. The Company may grant stock options only at an exercise price equal to or greater than the fair market value of its common stock on the date of grant. Equity awards generally vest over periods of one to four years and generally expire ten years after the date of the grant. The vesting of awards under the 2006 Plan accelerate following the occurrence of certain

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
change of control events, if the participant's employment is terminated within two years without cause or if the successor entity does not agree to assume existing awards or replace with equivalent value awards. Awards granted to non-employee directors automatically become exercisable upon a change of control. All shares issued under the 2006 Plan and Directors Plan are registered shares, newly issued by the Company.
The Company granted certain PSUs to executive officers and other senior managers. PSUs are based on relative total stockholder return ("TSR") and, starting in 2020, operating cash flow metrics ("OCF"). PSU agreements provide for the award of PSUs with each unit representing the right to receive one share of the Company's common stock to be issued after the applicable award vesting period. The final number of units awarded, if any, for these performance grants will be determined as of the vesting dates, based upon (i) in the case of TSR PSUs granted in 2021, the Company's total shareholder return over the performance period compared to the S&P 1500 Composite / Electronic Equipment Instruments & Components Index, and (ii) in the case of OCF PSUs, the ratio of the Company's operating cash flow to adjusted net income compared to target ratios of operating cash flow to adjusted net income average over the three-year performance period. The final number of units awarded under each of the TSR PSUs and OCF PSUs could range from between 0% and 200% of the amount of the target award.
Subsequent to the year ended December 31, 2019, the Company replaced stock option grants with RSU grants. The assumptions used in the Black-Scholes model for the calculation of the options were as follows for the year ended December 31:

2019
Expected term	4.3 - 5.1 years
Volatility	37% - 38%
Risk-free rate of return	1.66% - 2.55%
Dividend yield	0.25%
Forfeiture rate	—%
The following table summarizes the option activity for the year ended December 31, 2021:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding — January 1, 2021	1,272,623	$127.74
Granted	—	—
Exercised	(214,465)	89.50
Forfeited	(18,786)	187.49
Outstanding — December 31, 2021	1,039,372	$134.56	4.78	$52,354
Unvested — December 31, 2021	188,447	$176.30	6.88	$2,434
Exercisable — December 31, 2021	850,831	$125.31	4.32	$49,918
There were no options granted for the years ended December 31, 2021 and 2020. The weighted average grant-date fair value of options granted during the year ended December 31, 2019 was $153.78. The intrinsic value of the options exercised during the years ended December 31, 2021, 2020 and 2019, was $28,353, $52,868 and $17,891, respectively. The total compensation cost related to non-vested option awards not yet recorded at December 31, 2021 was $5,055 which is expected to be recognized over a weighted-average of 1.1 years. Cash received from option exercises during the year ended December 31, 2021 was $19,195. Tax benefit received from option exercises during the year ended December 31, 2021 was $6,385.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table summarizes the RSUs activity for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding — January 1, 2021	320,686	$154.29
Granted	146,047	229.13
Vested	(116,144)	155.34
Canceled	(16,482)	178.14
Outstanding — December 31, 2021	334,107	$185.37
The fair value of each restricted stock unit is the market price of Company stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2021, 2020 and 2019 was $229.13, $145.10 and $151.94, respectively. The intrinsic value of the RSUs that vested during the years ended December 31, 2021, 2020 and 2019, was $26,036, $22,252 and $22,638, respectively. The total compensation cost related to non-vested RSU awards not yet recorded at December 31, 2021 was $43,414 which is expected to be recognized over a weighted-average of 2.7 years. The aggregate fair value of awards vested during the years ended December 31, 2021, 2020 and 2019 was $18,042, $19,535, $17,799, respectively.
The fair value of TSR PSUs was determined using the Monte Carlo simulation model incorporating the following assumptions:

	2021	2020	2019
Performance term	3.0 years	3.0 years	3.0 years
Volatility	29% - 51%	19% - 44%	18% - 40%
Risk-free rate of return	0.23% - 0.26%	1.39%	2.48%
Dividend yield	—%	—%	—%
Fair value per share	$248.49 - $165.15	$169.28	$192.46
The following table summarizes TSR PSUs activity for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding — January 1, 2021	67,825	$206.21
Granted	17,809	236.11
Vested	—	—
Canceled	(19,050)	186.22
Outstanding — December 31, 2021	66,584	$195.15
For the years ended December 31, 2021, 2020 and 2019, the weighted average grant date fair value for new grants was $236.11, $170.42 and $190.83, respectively. TSR PSUs are included at 100% of target goal. The TSR PSUs granted in 2018 did not achieve the performance target, thus no shares became eligible to vest. The intrinsic value of the TSR PSUs vested during the years ended December 31, 2021, 2020 and 2019 was nil, $6,211, $6,830. The aggregate fair value of awards vested during the years ended December 31, 2021, 2020 and 2019 was nil, $5,159, and $5,604, respectively. The total compensation cost related to nonvested awards not yet recorded at December 31, 2021 was $4,784 which is expected to be recognized over a weighted average of 1.8 years.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table summarizes OCF PSUs activity for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding — January 1, 2021	24,101	$143.51
Granted	17,687	228.62
Vested	—	—
Canceled	(1,208)	178.87
Outstanding — December 31, 2021	40,580	$179.60
The fair value of each OCF PSU is the market price of Company stock on the date of grant. For the years ended December 31, 2021 and 2020, the weighted average grant date fair value for new grants was $228.62 and $143.51. OCF PSUs are included at 100% of target goal. The total compensation cost related to nonvested awards not yet recorded at December 31, 2021 was $4,198, which is expected to be recognized over a weighted average of 2.0 years.
16. EMPLOYEE BENEFIT PLANS
The Company maintains a defined contribution retirement plan offered to all of its U.S. employees, as well as plans at certain foreign and domestic subsidiaries. The Company makes matching contributions to each plan, which amounted to approximately $6,081, $6,253 and $6,005, respectively, for the years ended December 31, 2021, 2020 and 2019.
The Company has an employee stock purchase plan offered to its U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or the last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee's compensation and are subject to other limitations. The Company uses the Black-Scholes model to calculate the purchase date fair value of the shares issued under the employee stock purchase plan and recognize expense related to shares purchased ratably over the offering period. Compensation expense related to the employee stock purchase plan was $1,861, $2,033 and $2,254 for the years ended December 31, 2021, 2020 and 2019, respectively. During the years ended December 31, 2021, 2020 and 2019, 34,151, 40,943 and 52,315 shares, respectively, were issued at an average price of $160.81, $128.46 and $124.84, respectively, under the employee stock purchase plan. As of December 31, 2021, there were 260,393 shares available for issuance under the employee stock purchase plan.
17. INCOME TAXES
Income before the impact of income taxes for the years ended December 31 consisted of the following:

	2021	2020	2019
U.S.	$103,980	$5,490	$59,790
Foreign	262,501	200,202	188,586
Total	$366,481	$205,692	$248,376

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The Company's provision for income taxes for the years ended December 31 consisted of the following:

	2021	2020	2019
Current:
Federal	$13,842	$3,871	$7,127
State	273	688	2,405
Foreign	81,385	53,608	74,072
Total current	95,500	58,167	83,604
Deferred:
Federal	(179)	(10,300)	(4,896)
State	844	(1,594)	(1,658)
Foreign	(7,550)	(919)	(8,935)
Total deferred	(6,885)	(12,813)	(15,489)
Provision for income taxes	$88,615	$45,354	$68,115
A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision for the years ended December 31, were as follows:

	2021	2020	2019
Tax at statutory rate	$76,955	$43,201	$52,159
Non-U.S. rate differential — net	18,710	10,968	14,958
State income taxes — net	2,050	697	2,362
Stock-based compensation - tax benefit	(5,440)	(9,664)	(5,114)
Foreign derived intangible income benefit ("FDII")	(4,704)	—	(4,763)
Global intangible low-taxed income taxed in the U.S. ("GILTI")	—	—	4,648
Goodwill impairment	—	—	10,009
Withholding tax on intercompany dividend	2,883	2,193	3,122
Federal and state tax credits	(7,482)	(6,762)	(12,173)
Russia investment tax credit	(324)	(3,228)	—
Change in reserves, including interest and penalties	6,041	3,878	779
Change in valuation allowance	1,681	2,019	4,515
Other — net	(1,755)	2,052	(2,387)
Provision for income taxes	$88,615	$45,354	$68,115

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, were as follows:

	2021	2020
Inventory provisions	$25,368	$29,657
Allowances and accrued liabilities	5,101	12,719
Deferred compensation	17,365	3,256
Other tax credits	17,013	15,571
Net operating loss carryforwards	11,544	11,594
Property, plant, equipment and intangible assets	(5,187)	(7,401)
Withholding tax on intercompany dividend	(1,098)	(2,774)
Valuation allowance	(23,977)	(22,617)
Net deferred tax assets	$46,129	$40,005
The Company has recorded $1,098 and $2,774 as a deferred tax liability on December 31, 2021 and 2020, respectively, for certain withholding and dividend taxes related to possible future distributions from subsidiaries to their respective parent companies. The Company paid dividends from its German subsidiary in 2021 of $288,666 and continues to plan for future dividends to the extent the entity’s cash exceeds its operational and investment needs. Since there is no federal or withholding tax on such distributions from Germany to the U.S., the Company has accrued only a state tax on future dividends from Germany. Also, the Company’s subsidiary in Russia paid a dividend of $50,000 to its parent companies in Germany and the U.S. in 2021 and paid a 5% withholding tax on that dividend. In addition, the Company accrues taxes to the extent that foreign subsidiaries have cash in excess of their operational needs. The withholding tax liabilities at both December 31, 2021 and 2020 are primarily related to dividends out of the Company’s Russian subsidiary. With regard to future repatriation of undistributed earnings of other non-U.S. subsidiaries, the Company continues to consider these earnings to be indefinitely reinvested to the extent the cash balance in each subsidiary is less than current needs for operations and expansion. At December 31, 2021 and 2020, the cumulative undistributed earnings in non-U.S. subsidiaries were approximately $949,142 and $1,051,893, respectively.
In determining the Company’s 2021 and 2020 tax provisions, the Company calculated the deferred tax assets and liabilities for each separate tax entity. The Company then considered a number of factors including the positive and negative evidence regarding the realization of deferred tax assets to determine whether a valuation allowance should be recognized with respect to the deferred tax assets.
As of December 31, 2021 and 2020, the Company had state tax credit carryforwards (net of federal tax benefit) of $16,836 and $15,571, respectively. The state tax credit carryforwards begin expiring in 2022. The Company has determined that it is not more likely than not that some of the state credits will be used before the expiration date and recorded a valuation allowance of $13,884 and $12,414 as of December 31, 2021 and 2020, respectively.
The Company has tax loss carryforwards in foreign jurisdictions totaling $38,070 and $36,318 as of December 31, 2021 and 2020, respectively. The Company does not believe it is more likely than not that any of the loss carryforwards can be used and has provided a valuation allowance against the tax benefit of the losses in foreign jurisdictions of $10,093 and $10,210 at December 31, 2021 and 2020, respectively. The Company's acquisition of Menara Networks, Inc. ("Menara") in 2016 included net operating loss carryforwards of $22,242. As of December 31, 2021 and 2020, the Company had $3,106 and $5,121 of these net operating loss carryforwards remaining, respectively. No valuation allowance has been provided for these carryforwards as the Company expects to be able to fully utilize them to offset future income.
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

	2021	2020	2019
Balance at January 1	$14,706	$11,416	$11,206
Change in prior period positions	(1,969)	(427)	(1,776)
Settlement of prior period position	—	—	(230)
Additions for tax positions in current period	6,400	4,000	2,000
Foreign exchange adjustments	72	(283)	216
Balance at December 31	$19,209	$14,706	$11,416
The liability for uncertain tax benefits is included in deferred income taxes and other long-term liabilities at December 31, 2021 and 2020. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company's effective tax rate, if recognized.
Estimated penalties and interest related to the underpayment of income taxes were a net benefit of $359 for the year ended December 31, 2021, and expense of $305 and $543 for the years ended December 31, 2020 and 2019, respectively, and are included within the provision for income taxes. Total accrued penalties and interest related to the underpayment of income taxes were $1,641 and $1,977 at December 31, 2021 and 2020, respectively.
The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently under a tax audit in both the U.S. and Germany for the years 2017 to 2020. Open tax years by major jurisdictions are:

United States	2017 - 2021
Germany	2017 - 2021
Russia	2017 - 2021
18. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Year Ended December 31,
	2021	2020	2019
Net income attributable to IPG Photonics Corporation common stockholders	$278,416	$159,572	$180,234
Basic weighted average common shares	53,409,673	53,185,733	53,060,931
Dilutive effect of common stock equivalents	520,554	599,145	778,492
Diluted weighted average common shares	53,930,227	53,784,878	53,839,423
Basic net income attributable to IPG Photonics Corporation per common share	$5.21	$3.00	$3.40
Diluted net income attributable to IPG Photonics Corporation per common share	$5.16	$2.97	$3.35
The computation of diluted weighted average common shares excludes certain common stock equivalents, including non-qualified stock options, PSUs, RSUs and the employee stock purchase plan because the effect of including them would be anti-

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
dilutive. The weighted average anti-dilutive shares outstanding for the years ended December 31, 2021, 2020 and 2019, respectively, were as follows:

	Year Ended December 31,
	2021	2020	2019
Non-qualified stock options	216,190	536,481	571,041
Restricted stock units	103,998	29,078	58,674
Performance stock units	25,451	—	40,874
Total weighed average anti-dilutive shares outstanding	345,639	565,559	670,589
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
For the years ended December 31, 2021, 2020 and 2019, respectively, the Company repurchased 743,969 shares, 301,660 shares, and 301,262 shares of its common stock with an average price of $181.28, $125.58 and $135.21 per share in the open market, respectively. The February 2019 authorization to repurchase common stock was completed in 2021. As of December 31, 2021 the remaining amount authorized under the May 2020 was up to $111,495, but may be less depending upon the equity compensation and employee stock purchase plan dilution during the programs. The impact on the reduction of weighted average shares for years ended December 31, 2021, 2020 and 2019 was 244,451 shares, 201,953 shares and 97,054 shares, respectively.
19. RELATED-PARTY TRANSACTIONS
The late founder of the Company, Dr. Valentin P. Gapontsev, leased the annual right to use 25% of the Company's corporate aircraft under a lease signed in July 2017. The lease expires July 2022. The annual lease rate is $925 and future rent payments are adjusted annually. The Company invoiced Dr. Gapontsev $924, $937 and $924 in 2021, 2020, and 2019, respectively, under the aircraft leases. There was $77 due to the Company at December 31, 2021, and there were $154 due at December 31, 2020. Dr. Gapontsev directly paid an unrelated flight management firm for the operating costs of his private use including pilot fees, fuel and other costs.
The Company sold various equipment and parts to a company for which one of the Company's former independent directors is also an independent director. The sales totaled $348 and $675 for 2021 and 2020, respectively, and there were no sales for 2019. There was $3 due to the Company at December 31, 2021, and there were $334 due at December 31, 2020.
20. SUBSEQUENT EVENTS
On February 15, 2022, the Company announced that its Board of Directors has authorized the purchase of up to $200 million of IPG common stock. This new authorization is in addition to the Company's existing stock repurchase program authorized in May 2020. Share repurchases may be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. The share repurchase program authorization does not obligate the Company to repurchase any dollar amount or number of its shares, and repurchases may be commenced or suspended from time to time without prior notice.