Form 10-Q
period 2022-06-30
IPG PHOTONICS CORP
filed 2022-08-03
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 2, 2022, there were 50,207,950 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$771,788	$709,105
Short-term investments	462,865	805,400
Accounts receivable, net	246,877	262,121
Inventories	556,747	460,747
Prepaid income taxes	52,912	36,990
Prepaid expenses and other current assets	79,662	73,320
Total current assets	2,170,851	2,347,683
Deferred income taxes, net	60,563	47,761
Goodwill	39,285	38,609
Intangible assets, net	46,866	52,678
Property, plant and equipment, net	680,321	635,302
Other assets	50,883	48,507
Total assets	$3,048,769	$3,170,540
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$32,225	$18,126
Accounts payable	57,276	55,839
Accrued expenses and other current liabilities	210,813	230,826
Income taxes payable	15,588	8,642
Total current liabilities	315,902	313,433
Other long-term liabilities and deferred income taxes	92,516	93,855
Long-term debt, net of current portion	—	16,031
Total liabilities	408,418	423,319
Commitments and contingencies (Note 11)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 55,967,254 and 50,206,255 shares issued and outstanding, respectively, at June 30, 2022; 55,788,246 and 53,010,265 shares issued and outstanding, respectively, at December 31, 2021.	6	6
Treasury stock, at cost, 5,760,999 and 2,777,981 shares held at June 30, 2022 and December 31, 2021, respectively.	(750,109)	(438,503)
Additional paid-in capital	930,950	908,423
Retained earnings	2,593,147	2,466,607
Accumulated other comprehensive loss	(134,778)	(189,951)
Total IPG Photonics Corporation equity	2,639,216	2,746,582
Non-controlling interests	1,135	639
Total equity	2,640,351	2,747,221
Total liabilities and equity	$3,048,769	$3,170,540
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net sales	$377,023	$371,658	$747,002	$717,243
Cost of sales	204,679	191,130	402,837	372,724
Gross profit	172,344	180,528	344,165	344,519
Operating expenses:
Sales and marketing	19,010	19,193	39,384	38,076
Research and development	30,608	35,191	64,058	68,530
General and administrative	33,411	31,066	64,075	61,158
Loss (gain) on foreign exchange	17,640	2,826	11,830	(4,339)
Total operating expenses	100,669	88,276	179,347	163,425
Operating income	71,675	92,252	164,818	181,094
Other income (expense), net:
Interest income (expense), net	1,177	(407)	1,107	(902)
Other income, net	618	28	382	281
Total other income (expense)	1,795	(379)	1,489	(621)
Income before provision for income taxes	73,470	91,873	166,307	180,473
Provision for income taxes	16,139	22,196	39,348	42,574
Net income	57,331	69,677	126,959	137,899
Less: net income (loss) attributable to non-controlling interests	363	(123)	419	(28)
Net income attributable to IPG Photonics Corporation common stockholders	$56,968	$69,800	$126,540	$137,927
Net income attributable to IPG Photonics Corporation per common share:
Basic	$1.10	$1.31	$2.42	$2.58
Diluted	$1.10	$1.29	$2.41	$2.55
Weighted average common shares outstanding:
Basic	51,687	53,472	52,111	53,548
Diluted	51,795	53,999	52,311	54,145
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$57,331	$69,677	$126,959	$137,899
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	94,244	19,116	54,918	(13,363)
Unrealized gain on derivatives	119	51	332	119
Total other comprehensive income (loss)	94,363	19,167	55,250	(13,244)
Comprehensive income	151,694	88,844	182,209	124,655
Less: comprehensive income attributable to non-controlling interests	135	194	496	70
Comprehensive income attributable to IPG Photonics Corporation	$151,559	$88,650	$181,713	$124,585
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$126,959	$137,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,104	47,976
Deferred income taxes	(11,204)	(1,856)
Stock-based compensation	20,439	18,678
Unrealized loss (gain) on foreign currency transactions	12,584	(1,728)
Other	3,760	3,571
Provisions for inventory, warranty and bad debt	38,644	32,654
Changes in assets and liabilities that provided (used) cash, net of acquisitions:
Accounts receivable	1,560	12,525
Inventories	(99,233)	(61,220)
Prepaid expenses and other assets	4,922	(2,187)
Accounts payable	3,131	24,879
Accrued expenses and other liabilities	(35,842)	595
Income and other taxes payable	(17,663)	(8,596)
Net cash provided by operating activities	95,161	203,190
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(59,903)	(54,344)
Proceeds from sales of property, plant and equipment	645	258
Purchases of short-term investments	(583,828)	(1,014,033)
Proceeds from short-term investments	925,657	785,023
Acquisitions of businesses, net of cash acquired	(2,000)	—
Other	(350)	(547)
Net cash provided by (used in) investing activities	280,221	(283,643)
Cash flows from financing activities:
Principal payments on long-term borrowings	(1,932)	(1,896)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	2,088	10,567
Purchase of treasury stock, at cost	(311,606)	(41,731)
Payment of purchase price holdback from business combination	—	(2,624)
Net cash used in financing activities	(311,450)	(35,684)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1,249)	(8,217)
Net increase (decrease) in cash, cash equivalents and restricted cash	62,683	(124,354)
Cash, cash equivalents and restricted cash — Beginning of period	709,105	878,553
Cash and cash equivalents — End of period	$771,788	$754,199
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,600	$1,388
Cash paid for income taxes	$61,715	$41,809
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$2,204	$2,704
Inventory transferred to machinery and equipment	$1,764	$1,353
Changes in accounts payable related to property, plant and equipment	$92	$416
Leased assets obtained in exchange for new operating lease liabilities	$5,697	$1,258
See Note 3 for reconciliation of cash, cash equivalents and restricted cash between the condensed consolidated balance sheets and condensed consolidated statements of cash flows.
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, April 1, 2022	52,542,466	$6	(3,379,096)	$(517,260)	$917,693	$2,536,179	$(229,369)	$1,000	$2,708,249
Exercise of stock options and vesting of RSUs and PSUs	16,515	—	—	—	478	—	—	—	478
Common stock issued under employee stock purchase plan	29,177	—	—	—	2,334	—	—	—	2,334
Purchased common stock	(2,381,903)	—	(2,381,903)	(232,849)	—	—	—	—	(232,849)
Stock-based compensation	—	—	—	—	10,445	—	—	—	10,445
Net income	—	—	—	—	—	56,968	—	363	57,331
Foreign currency translation adjustments and other	—	—	—	—	—	—	94,472	(228)	94,244
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	119	—	119
Balance, June 30, 2022	50,206,255	$6	(5,760,999)	$(750,109)	$930,950	$2,593,147	$(134,778)	$1,135	$2,640,351

Balance, April 1, 2021	53,623,865	$6	(2,048,918)	$(306,662)	$868,097	$2,256,318	$(178,257)	$1,168	$2,640,670
Exercise of stock options and vesting of RSUs and PSUs	37,824	—	—	—	2,886	—	—	—	2,886
Common stock issued under employee stock purchase plan	15,071	—	—	—	2,700	—	—	—	2,700
Purchased common stock	(184,871)	—	(184,871)	(38,683)	—	—	—	—	(38,683)
Stock-based compensation	—	—	—	—	9,863	—	—	—	9,863
Net income	—	—	—	—	—	69,800	—	(123)	69,677
Foreign currency translation adjustments and other	—	—	—	—	—	—	18,799	317	19,116
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	51	—	51
Balance, June 30, 2021	53,491,889	$6	(2,233,789)	$(345,345)	$883,546	$2,326,118	$(159,407)	$1,362	$2,706,280

	Six Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2022	53,010,265	$6	(2,777,981)	$(438,503)	$908,423	$2,466,607	$(189,951)	$639	$2,747,221
Exercise of stock options and vesting of RSUs and PSUs	149,831	—	—	—	(246)	—	—	—	(246)
Common stock issued under employee stock purchase plan	29,177	—	—	—	2,334	—	—	—	2,334
Purchased common stock	(2,983,018)	—	(2,983,018)	(311,606)	—	—	—	—	(311,606)
Stock-based compensation	—	—	—	—	20,439	—	—	—	20,439
Net income	—	—	—	—	—	126,540	—	419	126,959
Foreign currency translation adjustments and other	—	—	—	—	—	—	54,841	77	54,918
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	332	—	332
Balance, June 30, 2022	50,206,255	$6	(5,760,999)	$(750,109)	$930,950	$2,593,147	$(134,778)	$1,135	$2,640,351

Balance, January 1, 2021	53,427,234	$6	(2,034,012)	$(303,614)	$854,301	$2,188,191	$(146,065)	$1,292	$2,594,111
Exercise of stock options and vesting of RSUs and PSUs	249,361	—	—	—	7,867	—	—	—	7,867
Common stock issued under employee stock purchase plan	15,071	—	—	—	2,700	—	—	—	2,700
Purchased common stock	(199,777)	—	(199,777)	(41,731)	—	—	—	—	(41,731)
Stock-based compensation	—	—	—	—	18,678	—	—	—	18,678
Net income	—	—	—	—	—	137,927	—	(28)	137,899
Foreign currency translation adjustments and other	—	—	—	—	—	—	(13,461)	98	(13,363)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	119	—	119
Balance, June 30, 2021	53,491,889	$6	(2,233,789)	$(345,345)	$883,546	$2,326,118	$(159,407)	$1,362	$2,706,280
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
Activity related to the allowance for doubtful accounts was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$1,937	$2,307	$2,108	$2,156
Provision for bad debts, net of (recoveries)	(15)	(47)	(161)	141
Uncollectable accounts written off	(78)	(59)	(79)	(59)
Foreign currency translation	28	50	4	13
Balance, end of period	$1,872	$2,251	$1,872	$2,251
Comprehensive Income — Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive income is the cumulative foreign currency translation adjustment and unrealized gains or losses on derivatives. These adjustments are accumulated within the consolidated statements of comprehensive income.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Total components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments	Unrealized gain (loss) on derivatives, net of tax	Total
Balance, April 1, 2022	$(229,398)	$29	$(229,369)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	94,472	—	94,472
Unrealized gain on derivatives, net of tax expense of $37	—	119	119
Total other comprehensive income (loss)	94,472	119	94,591
Balance, June 30, 2022	$(134,926)	$148	$(134,778)

Balance, April 1, 2021	$(177,863)	$(394)	$(178,257)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	18,799	—	18,799
Unrealized gain on derivatives, net of tax expense of $15	—	51	51
Total other comprehensive income (loss)	18,799	51	18,850
Balance, June 30, 2021	$(159,064)	$(343)	$(159,407)

	Foreign currency translation adjustments	Unrealized gain (loss) on derivatives, net of tax	Total
Balance, January 1, 2022	$(189,767)	$(184)	$(189,951)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	54,841	—	54,841
Unrealized gain on derivatives, net of tax expense of $103	—	332	332
Total other comprehensive (loss) income	54,841	332	55,173
Balance, June 30, 2022	$(134,926)	$148	$(134,778)

Balance, January 1, 2021	$(145,603)	$(462)	$(146,065)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	(13,461)	—	(13,461)
Unrealized gain on derivatives, net of tax expense of $36	—	119	119
Total other comprehensive (loss) income	(13,461)	119	(13,342)
Balance, June 30, 2021	$(159,064)	$(343)	$(159,407)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Sales are derived from products for different applications: fiber lasers, diode lasers, systems and accessories for materials processing; fiber lasers, diodes and amplifiers for advanced applications; fiber amplifiers and transceivers for communications applications; and fiber lasers, systems and fibers for medical applications.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following tables represent a disaggregation of revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales by Application
Materials processing	$343,357	$345,653	$682,320	$662,894
Other applications	33,666	26,005	64,682	54,349
Total	$377,023	$371,658	$747,002	$717,243

Sales by Product
High Power Continuous Wave ("CW") Lasers	$162,997	$189,744	$330,688	$360,226
Medium Power CW Lasers	18,923	18,177	42,591	34,059
Pulsed Lasers	69,852	61,773	136,784	117,168
Quasi-Continuous Wave ("QCW") Lasers	14,079	15,525	26,859	29,191
Laser and Non-Laser Systems	38,443	29,597	73,040	56,713
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	72,729	56,842	137,040	119,886
Total	$377,023	$371,658	$747,002	$717,243

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales by Geography
North America	$88,151	$66,134	$165,376	$139,518
Europe:
Germany	22,792	21,748	50,209	48,008
Other including Eastern Europe/CIS	75,407	74,339	155,407	132,932
Asia and Australia:
China	137,380	159,075	267,128	298,908
Japan	14,741	10,322	27,627	21,199
Other	33,695	37,654	72,370	70,764
Rest of World	4,857	2,386	8,885	5,914
Total	$377,023	$371,658	$747,002	$717,243

Timing of Revenue Recognition
Goods and services transferred at a point in time	$363,255	$357,345	$718,670	$689,877
Goods and services transferred over time	13,768	14,313	28,332	27,366
Total	$377,023	$371,658	$747,002	$717,243
One of the Company's customers accounted for 24% and 22% of the Company's net accounts receivable as of June 30, 2022 and December 31, 2021, respectively.
The Company enters into contracts to sell lasers and spare parts, for which revenue is generally recognized upon shipment or delivery, depending on the terms of the contract. The Company also provides installation services and extended warranties. The Company frequently receives consideration from a customer prior to transferring goods to the customer under the terms of a sales contract. The Company records customer deposits related to these prepayments, which represent a contract liability. The Company also records deferred revenue related to installation services when consideration is received before the services have been performed. The standalone selling price for installation services is determined based on the estimated number of days of service technician time required for installation at standard service rates. The Company recognizes customer deposits and deferred revenue as net sales after control of the goods or services has been transferred to the customer and all revenue recognition criteria are met. The Company bills customers for extended warranties upon entering into the agreement with the customer, resulting in deferred revenue that is recognized over the period of the extended warranty contract. The Company

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
recognizes revenue over time on contracts for the sale of large scale materials processing systems. The timing of customer payments on these contracts generally differs from the timing of revenue recognized. If revenue recognized exceeds customer payments, a contract asset is recorded and if customer payments exceed revenue recognized, a contract liability is recorded. Contract assets are included within prepaid expense and other current assets on the condensed consolidated balance sheets. Contract liabilities are included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. Certain deferred revenues related to extended warranties in excess one year from the balance sheet date are included within other long-term liabilities and deferred income taxes on the condensed consolidated balance sheets.
The following table reflects the changes in the Company's contract assets and liabilities for the six months ended June 30, 2022 and 2021:

	June 30,	December 31,		June 30,	December 31,
	2022	2021	Change	2021	2020	Change
Contract assets
Contract assets	$10,896	$9,345	$1,551	$7,044	$8,999	$(1,955)
Contract liabilities
Contract liabilities - current	87,155	89,659	(2,504)	80,366	71,246	9,120
Contract liabilities - long-term	2,728	2,691	37	2,856	2,189	667
During the three months ended June 30, 2022 and 2021 the Company recognized revenue of $13,507 and $17,519, respectively, that was included in contract liabilities at the beginning of each period. During the six months ended June 30, 2022 and 2021 the Company recognized revenue of $34,531 and $47,897 respectively, that was included in contract liabilities at the beginning of each period.
The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of June 30, 2022:

	Remaining Performance Obligations
	2022 (a)	2023	2024	2025	2026	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$2,570	$2,206	$1,022	$695	$306	$56	$6,855
Revenue to be earned over time from contracts to sell large scale materials processing systems	16,593	7,341	5,196	—	—	—	29,130
Total	$19,163	$9,547	$6,218	$695	$306	$56	$35,985
(a) For the six-month period beginning July 1, 2022.
3. RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows.

	June 30,		December 31,
	2022	2021	2021	2020
Cash and cash equivalents	$771,788	$754,199	$709,105	$876,231
Restricted cash included in prepaid expenses and other current assets	—	—	—	2,322
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$771,788	$754,199	$709,105	$878,553
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
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the condensed consolidated balance sheets with the exception of the interest rate swap and contingent purchase consideration, which are measured at fair value:

	Fair Value Measurements at June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$439,816	$439,816	$—	$—
Commercial paper	14,986	—	14,986	—
Short-term investments:
Commercial paper	305,371	—	305,371	—
Corporate bonds	75,259	—	75,259	—
U.S. Treasury and agency obligations	67,991	—	67,991	—
Municipal bonds	10,694	—	10,694	—
Certificates of deposit	3,004	—	3,004	—
Other assets:
Interest rate swap	193	—	193	—
Total	$917,314	$439,816	$477,498	$—
Liabilities
Term notes	$32,210	$—	$32,210	$—
Contingent purchase consideration	1,460	—	—	1,460
Total	$33,670	$—	$32,210	$1,460

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
Short-term investments consist of liquid investments with original maturities of greater than three months but less than one year and are recorded at amortized cost. There were no impairments for the investments considered held-to-maturity during the quarters ended June 30, 2022 and 2021. There were no current expected credit loss allowances for the investments considered held-to-maturity at June 30, 2022 and 2021. The Company holds highly-rated held-to-maturity instruments that are within one year of maturity.
The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	June 30, 2022		December 31, 2021
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$462,865	$462,319	$805,400	$805,250
The Company entered into an interest rate swap that is designated as a cash flow hedge associated with a long-term note issued during the second quarter of 2016 that will terminate with the long-term note in May 2023. The fair value at June 30, 2022 for the interest rate swap considered pricing models whose inputs are observable for the securities held by the Company.
At June 30, 2022 and December 31, 2021, the Company's long-term notes consisted of a variable rate note and a fixed rate note, and are reported at amortized cost on the condensed consolidated balance sheets. For disclosure purposes, the fair value of the long-term notes was estimated using a discounted cash flow model using observable market interest rates and is classified as Level 2. Based on the discounted cash flow model, the fair values of the long-term notes, including the current portion, at June 30, 2022 and December 31, 2021 were $32,210 and $34,226 respectively, as compared to the book value of $32,225 and $34,157, respectively.
The fair values of contingent purchase consideration at June 30, 2022 and December 31, 2021 were determined using an income approach at the respective business combination date and at the reporting date. The approach is based on significant inputs that are not observable in the market and include key assumptions such as assessing the probability of meeting certain milestones required to earn the contingent purchase consideration.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents information about the Company's movement in Level 3 assets and liabilities measured at fair value:

	Six Months Ended June 30,
	2022	2021
Contingent purchase consideration
Balance, beginning of period	$1,371	$1,963
Cash payments	—	(466)
Foreign exchange adjustment	89	32
Balance, end of period	$1,460	$1,529
5. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2022	2021
Components and raw materials	$350,015	$270,146
Work-in-process	43,780	32,506
Finished goods	162,952	158,095
Total	$556,747	$460,747
The Company recorded inventory provisions totaling $14,700 and $7,620 for the three months ended June 30, 2022 and 2021, respectively, and $25,480 and $15,647 for the six months ended June 30, 2022 and 2021. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials, work-in-process and finished goods.
6. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill:

	Six Months Ended June 30,
	2022	2021
Balance, beginning of period	$38,609	$41,366
Goodwill arising from business combinations	1,000	—
Adjustment to goodwill during measurement period	—	(2,205)
Foreign exchange adjustment	(324)	(161)
Balance, end of period	$39,285	$39,000
Intangible assets, subject to amortization, consisted of the following:

	June 30, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$59,726	$(26,395)	$33,331	10 years	$59,729	$(23,556)	$36,173	10 years
Technology, trademark and trade name	40,545	(28,763)	11,782	7 years	40,536	(26,269)	14,267	7 years
Production know-how	10,339	(8,940)	1,399	7 years	10,384	(8,723)	1,661	7 years
Patents	8,036	(7,682)	354	8 years	8,036	(7,459)	577	8 years
Total	$118,646	$(71,780)	$46,866		$118,685	$(66,007)	$52,678

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Amortization expense for the three months ended June 30, 2022 and 2021 was $2,909 and $3,079, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $5,930 and $6,336, respectively. The estimated future amortization expense for intangibles for the remainder of 2022 and subsequent years is as follows:

2022 (a)	2023	2024	2025	2026	Thereafter	Total
$5,544	$10,576	$8,046	$6,522	$4,702	$11,476	$46,866
(a) For the six-month period beginning July 1, 2022.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2022	2021
Contract liabilities	$87,155	$89,659
Accrued compensation	75,212	94,857
Current portion of accrued warranty	27,331	26,204
Short-term lease liabilities	6,420	5,454
Other	14,695	14,652
Total	$210,813	$230,826
8. PRODUCT WARRANTIES
The Company typically provides one to five years parts and service warranties on lasers, laser and non-laser systems, and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
Activity related to the warranty accrual was as follows:

	Six Months Ended June 30,
	2022	2021
Balance, beginning of period	$49,864	$45,669
Provision for warranty accrual	12,179	16,706
Warranty claims	(8,971)	(13,764)
Foreign currency translation	(1,822)	(954)
Balance, end of period	$51,250	$47,657
Accrued warranty reported in the accompanying condensed consolidated financial statements as of June 30, 2022 and December 31, 2021 consisted of $27,331 and $26,204 in accrued expenses and other current liabilities, respectively, and $23,919 and $23,660 in other long-term liabilities and deferred income taxes, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
9. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	June 30,	December 31,
	2022	2021
Total debt	$32,225	$34,157
Less: current portion	(32,225)	(18,126)
Long-term debt, net of current portion	$—	$16,031
Term Debt:
At June 30, 2022, the Company has an unsecured long-term note with an outstanding principal balance of $16,625, all of which is current. The interest on this unsecured long-term note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15,438. Also at June 30, 2022, the Company has another long-term note that is secured by its corporate aircraft with an outstanding principal balance of $15,600, all of which is current. The interest on this collateralized long-term note is fixed at 2.74% per annum. The collateralized long-term note matured in July 2022, at which time the outstanding principal balance was $15,375.
The future principal payments for the Company’s Notes as of June 30, 2022 are as follows:

2022 (a)	$16,194
2023	16,031
Total	$32,225
(a) For the six-month period beginning July 1, 2022.
Revolving Line of Credit Facilities:
The Company maintains a $75,000 U.S. revolving line of credit and a €50,000 ($52,247) line-of-credit in Germany, both of which are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. The Company also maintains a €1,500 ($1,567) Italian overdraft facility. At June 30, 2022 and December 31, 2021, there were no amounts drawn on the U.S. line-of-credit, and there were $2,532 and $2,478, respectively, of guarantees issued against the facility, which reduce the amount of the facility available to draw. At June 30, 2022 and December 31, 2021, there were no amounts drawn on the Euro line-of-credit, and there were $2,050 and $2,161, respectively, of guarantees issued against those facilities, which reduce the amount available to draw. At June 30, 2022 and December 31, 2021, there were no amounts drawn on the Euro overdraft facility. After providing for the guarantees used, the total unused lines-of-credit and overdraft facilities are $124,232 at June 30, 2022.
10. DERIVATIVE FINANCIAL INSTRUMENTS
The Company's only outstanding derivative financial instrument is an interest rate swap that is classified as a cash flow hedge of its variable rate debt. The fair value amounts in the condensed consolidated balance sheets were:

	June 30,	December 31,
	2022	2021
Notional amounts (1)	$16,625	$17,219
Fair values:
Other assets	$193	$—
Other long-term liabilities and deferred income taxes	—	242
(1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The derivative gains and losses in the condensed consolidated financial statements related to the Company's current and previous interest rate swap contracts were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Effective portion recognized in other comprehensive income, pretax:
Interest rate swap	$156	$66	$435	$155
11. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in legal disputes and other proceedings in the ordinary course of its business. These matters may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of June 30, 2022 and through the filing date of these condensed consolidated financial statements, the Company is aware of no ongoing legal proceedings that management estimates could have a material effect on the Company's Consolidated Financial Statements.
The Company has submitted a number of voluntary self-disclosures regarding compliance with export control laws and regulations and the U.S. Department of Justice is conducting an investigation into certain shipments of equipment. At this time, the Company is not able to estimate the amount or probability of any monetary penalties or other expenses that the Company may incur as a result of this investigation.
12. INCOME TAXES
The effective tax rates were 22.0% and 24.2% for the three months ended June 30, 2022 and 2021, respectively, and 23.7% and 23.6% for the six months ended June 30, 2022 and 2021, respectively. There were net discrete tax benefits of $2,909 and $137 for the three months ended June 30, 2022 and 2021, respectively, and $3,162 and $4,425 for the six months ended June 30, 2022 and 2021, respectively, which were related in part to the tax deductions for equity-based compensation that were less than the compensation expense recognized for books in 2022 and exceeded compensation expense recognized for books in 2021. In 2022, the detriment for equity based compensation was more than offset by reductions in taxes related to foreign incentives for capital investments in prior years and to changes in tax position agreed to with tax authorities for prior year audits.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes. The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The following is a summary of the activity of the Company’s unrecognized tax benefits for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Balance, beginning of period	$19,209	$14,706
Change in prior period positions	(603)	—
Additions for tax positions in current period	500	2,000
Foreign currency translation	1,876	155
Balance, end of period	$20,982	$16,861
The liability for uncertain tax benefits is included in other long-term liabilities and deferred income taxes at June 30, 2022 and December 31, 2021. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate, if recognized.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
13. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER COMMON SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per common share following the treasury stock method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to IPG Photonics Corporation common stockholders	$56,968	$69,800	$126,540	$137,927
Basic weighted average common shares	51,687,494	53,471,512	52,111,167	53,547,757
Dilutive effect of common stock equivalents	107,454	527,470	199,374	597,488
Diluted weighted average common shares	51,794,948	53,998,982	52,310,541	54,145,245
Basic net income attributable to IPG Photonics Corporation per common share	$1.10	$1.31	$2.42	$2.58
Diluted net income attributable to IPG Photonics Corporation per common share	$1.10	$1.29	$2.41	$2.55
The computation of diluted weighted average common shares excludes common stock equivalents including non-qualified stock options, performance stock units ("PSUs"), restricted stock units ("RSUs") and employee stock purchase plan ("ESPP") because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Non-qualified stock options	609,132	202,000	611,034	202,700
Restricted stock units	429,455	124,200	367,900	90,200
Performance stock units	95,562	30,100	76,697	22,000
Total weighed average anti-dilutive shares outstanding	1,134,149	356,300	1,055,631	314,900
On February 15, 2022, the Company announced that its Board of Directors has authorized the purchase of up to $200,000 of IPG common stock. This authorization is in addition to the Company's stock repurchase program authorized in May 2020.
For the three months ended June 30, 2022, the Company repurchased 2,381,903 shares of common stock under the May 2020 authorization and February 2022 authorization with an average price of $97.73 per share in the open market. For the six months ended June 30, 2022, the Company repurchased 2,983,018 shares of common stock under the May 2020 authorization and February 2022 authorization with an average price of $104.43 per share in the open market. The impact on the reduction of weighted average shares for the three and six months ended June 30, 2022 was 1,130,055 shares and 1,000,972 shares, respectively. As of June 30, 2022, the Company completed all of the repurchases under the May 2020 authorization and February 2022 authorization.
14. SUBSEQUENT EVENTS
On August 2, 2022, the Company announced that its Board of Directors has authorized the purchase of up to $300,000 of IPG common stock. Share repurchases may be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. The share repurchase program authorization does not obligate the Company to repurchase any dollar amount or number of its shares, and repurchases may be commenced or suspended from time to time without prior notice.

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
Recent Events. The Russia-Ukraine conflict and the sanctions imposed in response to this crisis have increased the levels of uncertainty and risks facing the Company. While sales to third-parties in Russia were approximately 2% of our revenue in the first half of 2022, we rely on our facility in Russia to manufacture certain components that are used in our other manufacturing facilities and for certain finished product sold to the Chinese market, which amounted to approximately $100 million in 2021. We also have a factory in Belarus that supplies certain components to our other manufacturing facilities. In the first half of 2022, we managed to navigate the complex and evolving regulations, including sanctions, without material disruption to our ability to meet customer demand. We have increased inventory levels in Russia and Belarus in order to build safety stock. In addition, certain sanctions increased the cost of operating in Russia and Belarus as a result of shipping limitations, logistics challenges and changes in tariffs. The U.S. increased tariffs on Russian and Belarus goods late in the first quarter of 2022, resulting in a greater impact going forward than reflected in our first half of 2022 results.
In response to the risks from the Russia-Ukraine conflict, we initiated plans to reduce our reliance on our Russia and Belarus operations by adding capacity in other countries, increasing inventories in the U.S. and Europe and qualifying third-party suppliers. In the first half of 2022, we began hiring additional employees, allocating workspace for increased production, and running second shifts in the U.S., and Germany. These plans also include additional investments in facilities in the near term as well as additional ongoing operating costs, primarily associated with the higher cost of labor outside of Russia and Belarus. While we have sufficient financial resources to make these investments and expenditures, our gross margins and other financial results will be adversely impacted by increased operating costs associated with these transitions. Over time, we intend to mitigate some of these increases with cost reductions, higher productivity from automation, improved yields and product specifications.
Our Board of Directors has been monitoring and continues to assess and monitor risks to our business associated with the Russia-Ukraine conflict through management reports and discussions with management at quarterly and special meetings since the conflict began. Although we continue to operate in Russia and Belarus while we execute on plans to reduce reliance, if current conditions change such that we are no longer able to operate in or must significantly curtail operations in Russia or Belarus, we would then need to assess the net realizable value of our working capital and whether our long lived assets are impaired. For additional information regarding the risks and potential impacts of the Russia-Ukraine conflict, see “Risk Factors – The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations” in Item 1A of Part II of Form 10-Q for the quarter ended March 31, 2022.

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
Supply Chain. We and our customers are experiencing increased lead times and costs for certain components purchased from third party suppliers; particularly electronic components. We, our customers and our suppliers continue to face constraints related to supply chain and logistics, including availability of capacity, materials, air cargo space, sea containers and higher freight rates. Supply chain and logistics constraints are expected to continue for the foreseeable future and could impact our ability to supply products and our customers' demand for our product or readiness to accept deliveries. Supply chain constraints have not significantly affected our business but they have moderately increased our freight costs, caused us to carry higher levels of safety stock for certain inventory items, increased the cost of certain electronic components, pushed out customer deliveries and caused delays in recognizing revenue for certain custom processing systems in our Genesis business due to delays in receiving robots. Notwithstanding these effects, we believe we have the ability to meet the near-term demand for our products, but the situation is fluid and subject to change.
Net sales. Our net sales have historically fluctuated from quarter to quarter. The increase or decrease in sales from a prior quarter can be affected by the timing of orders received from customers, the timing of shipments, the mix of OEM orders and one-time orders for products with large purchase prices, competitive pressures, acquisitions, economic and political conditions in a certain country or region and seasonal factors such as the purchasing patterns and levels of activity throughout the year in the regions where we operate. Net sales can be affected by the time taken to qualify our products for use in new applications in the end markets that we serve. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more, but is typically several months. The adoption of our products by a new customer or qualification in a new application can lead to an increase in net sales for a period, which may then slow until we penetrate new markets or obtain new customers. Foreign exchange rates also affect our net sales, due to changes in the U.S. Dollar value of sales made in foreign currencies.
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive including electric vehicles ("EV"), other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 91% of our revenues for both the first half of 2022 and the full 2021 fiscal year were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.
In response to inflation, some global central banks are adopting less accommodative monetary policy and have or expect to increase benchmark interest rates. An increase in interest rates could impact global demand and/or could lead to a recession that may reduce the demand for our products. In addition, an increase in interest rates would increase the cost of equipment financed with leases or debt.
In recent years, our net sales and margins have been negatively impacted by tariffs and trade policy. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments.
We are also susceptible to global or regional disruptions such as political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, natural disasters, macroeconomic concerns and the impact of the COVID-19 outbreak that affect the level of capital expenditures or global commerce. With respect to the COVID-19 outbreak specifically, while our net sales for the six months ended June 30, 2022 improved as compared to net sales achieved for the six months ended June 30, 2021, the possible affect over the longer term remains uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19 or new variants, the extent and effectiveness of containment actions taken, the approval, effectiveness, timing and widespread vaccination of the global population, and the impact of these and other factors on our customer base and general commercial activity.
The average selling prices of our products generally decrease as the products mature. These decreases result from factors such as increased competition, decreased manufacturing costs and increased unit volumes. We may also reduce selling prices in order to penetrate new markets and applications. Furthermore, we may negotiate discounted selling prices from time to time with certain customers that place high unit-volume orders.

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
Gross margin. Our total gross margin in any period can be significantly affected by a number of factors, including net sales, production volumes, competitive factors, product mix, and by other factors such as changes in foreign exchange rates relative to the U.S. Dollar, tariffs and shipping costs. Many of these factors are not under our control. The following are examples of factors affecting gross margin:
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
•Gross margin on systems and communication components can be lower than gross margin for our laser and amplifier sources, depending on the configuration, volume and competitive forces, among other factors; and finally,
•Persistent inflation leading to increases in average manufacturing salaries as well as an increase in the purchase price of components including, but not limited to, electronic components and metal parts could negatively impact gross margin if we are not able to pass those increases on to customers by increasing the selling price of our products.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $14.7 million and $7.6 million for the three months ended June 30, 2022 and 2021, respectively, and $25.5 million and $15.6 million for the six months ended June 30, 2022 and 2021, respectively.
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
Foreign exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. Dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S., Germany, Russia and Belarus) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen have had and could have an additional significant impact on our sales, costs and earnings. For the quarter ended June 30, 2022, the appreciation of the Russian Ruble and depreciation of the Chinese Yuan created a foreign exchange loss, partially offset by the foreign exchange gain created by the depreciation of the Euro, as compared to the U.S. Dollar. This is because our European and Russian subsidiaries have certain net assets denominated in U.S. Dollars, and Chinese subsidiary has certain net liabilities denominated in U.S. Dollars. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from period to period. Net sales derived from our five largest customers as a percentage of our net sales was 19% for the six months ended June 30, 2022 and 19%, and 24% for the full years 2021 and 2020, respectively. One of our customers accounted for 24% and 22% of our net accounts receivable at June 30, 2022 and December 31, 2021, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our products. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Net sales. Net sales increased by $5.3 million, or 1.4%, to $377.0 million for the three months ended June 30, 2022 from $371.7 million for the three months ended June 30, 2021.
The table below sets forth sales by application:

	Three Months Ended June 30,
	2022		2021		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$343,357	91.1%	$345,653	93.0%	$(2,296)	(0.7)%
Other applications	33,666	8.9%	26,005	7.0%	7,661	29.5%
Total	$377,023	100.0%	$371,658	100.0%	$5,365	1.4%

The table below sets forth sales by type of product and other revenue:

	Three Months Ended June 30,
	2022		2021		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$162,997	43.2%	$189,744	51.1%	$(26,747)	(14.1)%
Medium Power CW Lasers	18,923	5.0%	18,177	4.9%	746	4.1%
Pulsed Lasers	69,852	18.5%	61,773	16.6%	8,079	13.1%
Quasi-Continuous Wave ("QCW") Lasers	14,079	3.8%	15,525	4.2%	(1,446)	(9.3)%
Laser and Non-Laser Systems	38,443	10.2%	29,597	8.0%	8,846	29.9%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	72,729	19.3%	56,842	15.2%	15,887	27.9%
Total	$377,023	100.0%	$371,658	100.0%	$5,365	1.4%
Materials processing
Sales for materials processing applications decreased due to lower sales of high power CW lasers and QCW lasers, partially offset by higher sales of laser and non-laser systems, pulsed lasers, other laser products and service and medium power CW lasers.
•High power CW laser sales decreased due to lower sales for cutting applications partially offset by an increase in sales for welding applications. Within cutting applications, the decrease in sales was attributable to softer demand and increased competition in China. The increase in sales of high power CW lasers used in welding applications was driven by higher sales supporting E-mobility including electric vehicles, battery manufacturing and electric motors.
•Pulsed laser sales, including high power pulsed lasers, increased due to growth in sales for foil cutting for EV battery processing applications, and cleaning and stripping applications, partially offset by a decrease in demand for green pulsed lasers used for solar cell manufacturing applications.
•QCW laser sales decreased due to lower demand in fine processing for consumer electronics applications.
•The increase of revenue in laser and non-laser systems was attributable to higher demand for laser systems and LightWELD.
•Other revenue for materials processing increased due to higher sales of options and accessories.
Other Applications
Sales from other applications increased due to increased demand for lasers used in medical procedures and advanced applications, partially offset by decreased demand for telecommunications products.
Cost of sales and gross margin. Cost of sales increased by $13.6 million, or 7.1%, to $204.7 million for the three months ended June 30, 2022 from $191.1 million for the three months ended June 30, 2021. Our gross margin decreased to 45.7% for the three months ended June 30, 2022 from 48.6% for the three months ended June 30, 2021. The decrease in gross margin was driven by an increase in inventory provisions, shipping costs, tariffs, and manufacturing expenses as a percentage of sales, partially offset by a reduction in cost of products sold from inventory as a percentage of sales due to sales mix.
Sales and marketing expense. Sales and marketing expense decreased by $0.2 million, or 1.0%, to $19.0 million for the three months ended June 30, 2022 compared with $19.2 million for the three months ended June 30, 2021. The decrease is due to personnel and related costs, partial offset by increase in trade fairs and exhibits costs. As a percentage of sales, sales and marketing expense decreased to 5.0% and 5.2% for the three months ended June 30, 2022 and 2021, respectively.
Research and development expense. Research and development expense decreased by $4.6 million, or 13.1%, to $30.6 million for the three months ended June 30, 2022, compared to $35.2 million for the three months ended June 30, 2021. This change was primarily a result of decreases in personnel costs and expense for materials used for research and development projects. As a percentage of sales, research and development expense decreased to 8.1% for the three months ended June 30, 2022 from 9.5% for the three months ended June 30, 2021.

General and administrative expense. General and administrative expense increased by $2.3 million, or 7.4%, to $33.4 million for the three months ended June 30, 2022 from $31.1 million for the three months ended June 30, 2021. This change was primarily a result of increases in consultant costs and information systems costs. As a percentage of sales, general and administrative expense increased to 8.9% from 8.4% for the three months ended June 30, 2022 and 2021, respectively.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, net sales would have been $18.4 million higher, gross margin would have been $10.1 million higher and total operating expenses would have been $0.2 million higher for the three months ended June 30, 2022. These estimates assume constant exchange rates between fiscal year 2022 and fiscal year 2021 and are calculated using the average exchange rates for the three-month period ended June 30, 2021 for the respective currencies, which were US$1=Euro 0.83, US$1=Russian Ruble 74, US$1=Japanese Yen 109 and US$1=Chinese Yuan 6.46.
Loss on foreign exchange. We incurred a foreign exchange transaction loss of $17.6 million for the three months ended June 30, 2022 as compared to a $2.8 million loss for the three months ended June 30, 2021. Our European and Russian subsidiaries have certain net assets denominated in U.S. Dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. Dollars. The foreign exchange loss for the three months ended June 30, 2022 was primarily attributable to appreciation of the Russian Ruble and depreciation of the Chinese Yuan, partially offset by depreciation of the Euro, as compared to the U.S. Dollar.
Provision for income taxes. Provision for income taxes was $16.1 million for the three months ended June 30, 2022 compared to $22.2 million for the three months ended June 30, 2021, representing an effective tax rate of 22.0% and 24.2% for the three months ended June 30, 2022 and 2021, respectively. The decrease in tax expense in 2022 is primarily due to reduced book income before taxes and to an increase in the benefit from discrete items. The discrete items included a detriment related to equity based compensation deductions for tax in 2022 whereas there was a benefit for this discrete item in 2021. The 2022 equity compensation detriment was more than offset by reductions in taxes as a result of foreign tax incentives for capital investments in prior years and to a benefit related to agreements with tax authorities related to prior year audits.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $12.8 million to $57.0 million for the three months ended June 30, 2022 compared to $69.8 million for the three months ended June 30, 2021. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 3.7 percentage points to 15.1% for the three months ended June 30, 2022 from 18.8% for the three months ended June 30, 2021 due to the factors described above.
Results of Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Net sales. Net sales increased by $29.8 million, or 4.1%, to $747.0 million for the six months ended June 30, 2022 from $717.2 million for the six months ended June 30, 2021.
The table below sets forth sales by application:

	Six Months Ended June 30,
	2022		2021		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$682,320	91.3%	$662,894	92.4%	$19,426	2.9%
Other applications	64,682	8.7%	54,349	7.6%	10,333	19.0%
Total	$747,002	100.0%	$717,243	100.0%	$29,759	4.1%

The table below sets forth sales by type of product and other revenue:

	Six Months Ended June 30,
	2022		2021		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power CW Lasers	$330,688	44.2%	$360,226	50.2%	$(29,538)	(8.2)%
Medium Power CW Lasers	42,591	5.7%	34,059	4.8%	8,532	25.1%
Pulsed Lasers	136,784	18.3%	117,168	16.3%	19,616	16.7%
QCW Lasers	26,859	3.6%	29,191	4.1%	(2,332)	(8.0)%
Laser and Non-Laser Systems	73,040	9.8%	56,713	7.9%	16,327	28.8%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	137,040	18.4%	119,886	16.7%	17,154	14.3%
Total	$747,002	100.0%	$717,243	100.0%	$29,759	4.1%
Materials processing
Sales for materials processing applications increased due to higher sales of laser and non-laser systems, pulsed lasers, other laser products and service and medium power CW lasers, partially offset by decreases in sales of high power CW lasers and QCW lasers.
•High power CW laser sales decreased due to lower sales for cutting applications partially offset by an increase in sales for welding applications. Within cutting applications, the decrease in sales was attributable to softer demand and increased competition in China. The increase in sales of high power CW lasers used in welding applications was driven by higher sales supporting E-mobility including electric vehicles, battery manufacturing and electric motors.
•The increase in medium power CW sales related to an increase in demand for welding and additive manufacturing applications.
•Pulsed laser sales, including high power pulsed lasers, increased due to growth in sales for foil cutting for EV battery processing applications, cleaning and stripping applications and marking and engraving applications for general manufacturing, partially offset by a decrease in demand for green pulsed lasers used for solar cell manufacturing applications.
•QCW laser sales decreased due to lower demand in fine processing for consumer electronics applications.
•The increase of revenue in laser and non-laser systems was attributable to higher demand for laser systems and LightWELD.
•Other revenue for materials processing increased due to higher sales of options and accessories.
Other Applications
Sales from other applications increased due to increased demand for lasers used in medical procedures, partially offset by decreased demand for lasers used in and advanced applications and telecommunication products.
Cost of sales and gross margin. Cost of sales increased by $30.1 million, or 8.1%, to $402.8 million for the six months ended June 30, 2022 from $372.7 million for the six months ended June 30, 2021. Our gross margin decreased to 46.1% for the six months ended June 30, 2022 from 48.0% for the six months ended June 30, 2021. Gross margin decreased mainly due to an increase in inventory provisions, shipping costs, and manufacturing expenses as a percentage of sales, partially offset by a reduction in cost of products sold from inventory as a percentage of sales due to sales mix.
Sales and marketing expense. Sales and marketing expense increased by $1.3 million, or 3.4%, to $39.4 million for the six months ended June 30, 2022 from $38.1 million for the six months ended June 30, 2021, primarily as a result of increases in trade fairs and exhibits costs. As a percentage of sales, sales and marketing expense maintained at 5.3% of sales for both the six months ended June 30, 2022 and 2021.
Research and development expense. Research and development expense decreased by $4.4 million, or 6.4%, to $64.1 million for the six months ended June 30, 2022, compared to $68.5 million for the six months ended June 30, 2021, primarily as a result of a decrease in expenses related to materials used for research and development projects. As a percentage of sales, research and development expense decreased to 8.6% for the six months ended June 30, 2022 from 9.6% for the six months ended June 30, 2021.
General and administrative expense. General and administrative expense increased by $2.9 million, or 4.7%, to $64.1 million for the six months ended June 30, 2022 from $61.2 million for the six months ended June 30, 2021, primarily as a result of increases in consultant costs, personnel costs, and information systems costs, partially offset by an increase in bad debt recoveries. As a percentage of sales, general and administrative expense increased to 8.6% for the six months ended June 30, 2022 from 8.5% for the six months ended June 30, 2021.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. Dollar had been the same as one year ago, which were on average Euro 0.83, Russian Ruble 74, Japanese Yen 108 and Chinese Yuan 6.47, respectively, we would have expected net sales for the six months ended June 30, 2022 to be $28.1 million higher, gross profit to be $14.4 million higher and total operating expenses would have been $2.8 million higher.
Loss on foreign exchange. We incurred a foreign exchange transaction loss of $11.8 million for the six months ended June 30, 2022 as compared to a gain of $4.3 million for the six months ended June 30, 2021. Our European and Russian subsidiaries have certain net assets denominated in U.S. Dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. Dollars. The loss for the six months ended June 30, 2022 was primarily attributable to appreciation of the Russian Ruble and and depreciation of the Chinese Yuan, partially offset by depreciation of the Euro, as compared to the U.S. Dollar.
Provision for income taxes. Provision for income taxes was $39.3 million for the six months ended June 30, 2022 compared to $42.6 million for the six months ended June 30, 2021, representing an effective tax rate of 23.7% and 23.6% for the six months ended June 30, 2022 and 2021, respectively. The decrease in expense is primarily related to a decrease in income. For the six months ended June 30, 2022 and 2021, the net discrete tax benefits were $3.2 million and $4.4 million, respectively. The discrete items related in part to the tax deductions for equity-based compensation that were less than the compensation expense recognized for books in 2022 and exceeded compensation expense recognized for books in 2021. In 2022, the detriment for equity based compensation was more than offset by reductions in taxes as a result of foreign tax incentives for capital investments in prior years and to changes in tax position agreed to with tax authorities for prior year audits.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $11.4 million to $126.5 million for the six months ended June 30, 2022 compared to $137.9 million for the six months ended June 30, 2021. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 2.3 percentage points to 16.9% for the six months ended June 30, 2022 from 19.2% for the six months ended June 30, 2021 due to the factors described above.
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
With respect to the current geopolitical situation involving Ukraine and Russia, the imposition of capital controls by the Russian government restricts our ability to access company cash in Russia, but would not materially disrupt our liquidity as a whole. The current balance of cash and cash equivalents in Russia is approximately 3% of total current cash and cash equivalents and short term investments. The Russian operations are self-funding. We attempt to keep only amounts that are needed for working capital in Russia and approximately 11% of our consolidated working capital including cash, cash equivalents and short term investments is located in Russia. We are making no new investments in Russia.

The following table presents our principal sources of liquidity:

	June 30,	December 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$771,788	$709,105
Short-term investments	462,865	805,400
Unused credit lines and overdraft facilities	124,232	128,772
Working capital (excluding cash, cash equivalents and short-term investments)	620,296	519,745
Short-term investments at June 30, 2022 consist of liquid investments including commercial paper, corporate bonds, municipal bonds, certificates of deposit, and U.S. Treasury and agency obligations with original maturities of greater than three months but less than one year. See Note 4, "Fair Value Measurements" in the notes to the condensed consolidated financial statements for further information about our short-term investments.
The following table details our line-of-credit facilities and long-term notes as of June 30, 2022:

Description	Total Facility/ Note	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$75.0 million	BSBY plus 0.8% to 1.2%, depending on our performance	April 2025	Unsecured
Euro Credit Facility (Germany) (2)	Euro 50.0 million ($52.2 million)	ESTR plus 0.8% or Euribor plus 0.65%	July 2023	Unsecured, guaranteed by parent company and German subsidiary
Other Euro Facility (3)	Euro 1.5 million ($1.6 million)	1.48% as of June 30, 2022 and 2.03% starting July 1, 2022	March 2023	Common pool of assets of Italian subsidiary
Long-term Secured Note (4)	$15.6 million	Fixed at 2.74%	July 2022	Secured by the corporate aircraft
Long-term Unsecured Note (5)	$16.6 million	1.20% above LIBOR, fixed using an interest rate swap at 2.85% per annum	May 2023	Unsecured
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At June 30, 2022, there were no amounts drawn on this line; however, there were $2.5 million of guarantees issued against the line which reduces total availability.
(2) This facility is also available to certain foreign subsidiaries in their respective local currencies. At June 30, 2022, there were no drawings on this facility; however, there were $2.1 million of guarantees issued against the line which reduces total availability.
(3) At June 30, 2022, there were no drawings. This facility renews annually.
(4) At maturity, the outstanding note balance was $15.4 million, which was paid in July 2022.
(5) At maturity, the outstanding note balance will be $15.4 million.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $75.0 million and $52.2 million (or 50.0 million Euro as described above), respectively, and neither of them is syndicated. The banks have made amendments of our credit agreements to modify LIBOR and EONIA reference rates as these rates are phased out as borrowing rates. We do not plan to amend our long-term unsecured note as it matures prior to the final phase-out of LIBOR.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that we maintain a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. Funded debt is decreased by our cash and available marketable securities not classified as long-term investments in the U.S.A. in excess of $50 million up to a maximum of $500 million. We were in compliance with all such financial covenants as of and for the three months ended June 30, 2022.

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
The following table presents cash flow activities:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash provided by operating activities	$95,161	$203,190
Cash provided by (used in) investing activities	280,221	(283,643)
Cash used in financing activities	(311,450)	(35,684)
Operating activities. Net cash provided by operating activities decreased by $108.0 million to $95.2 million for the six months ended June 30, 2022 from $203.2 million for the six months ended June 30, 2021, primarily due to an increase in cash used by working capital. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The decrease in cash flow from operating activities in 2022 primarily resulted from:
•an increase in cash used by inventory, including an increase in days inventory on hand as the company builds safety stocks for supply chain disruptions related to third party electronic parts and components internally manufactured by our factory in Russia,
•an increase in cash used by accrued expenses due to higher bonus payments and lower bonus accruals,
•a decrease in cash provided by accounts payable due to timing of payments,
•a decrease in cash provided by accounts receivable due to increased sales,
•an increase in cash used by income and other taxes payable; partially offset by,
•an increase in cash provided by prepaid expenses and other assets.
Investing activities. Net cash provided by investing activities was $280.2 million for the six months ended June 30, 2022 as compared to cash used in investing activities of $283.6 million in 2021. The cash provided by investing activities in 2022 related to $341.8 million of net proceeds from short-term investments, partially offset by $59.9 million of cash used for capital expenditures. The cash used in investing activities in 2021 related to $229.0 million of net purchases of short-term investments and $54.3 million of capital expenditures.
In 2022, we expect to incur between $130 million to $140 million in capital expenditures, excluding acquisitions. Capital expenditures include investments in property, facilities and equipment to add capacity worldwide to support anticipated revenue growth, increase vertical integration, increase redundant manufacturing capacity for critical components and enhance research and development capabilities. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period once a project has been started.
Financing activities. Net cash used in financing activities was $311.5 million for the six months ended June 30, 2022 as compared to net cash used of $35.7 million in 2021. The cash used in financing activities in 2022 primarily related to the purchase of treasury stock of $311.6 million, $1.9 million of principal payments on our long-term borrowings; partially offset by, proceeds of $2.1 million from the issuance of common stock under the employee stock purchase plan and the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units. The cash used in financing activities in 2021 related to the purchase of treasury stock of $41.7 million, $2.6 million of payments of purchase price holdbacks from business combinations and $1.9 million of principal payments on our long-term borrowings; partially offset by, proceeds of $10.6 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units.
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, "Business" and Item 1A, "Risk Factors" of Part I of the Form 10-K filed with the SEC for the year ended December 31, 2021 (the "Annual Report"), and in Part II Item 1A of Form 10-Q filed with the SEC for the quarter ended March 31, 2022. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Russian Ruble, the Chinese Yuan and the Japanese Yen. Changes in the exchange rate of the U.S. Dollar versus the functional currencies of our subsidiaries affect the translated value and relative level of sales and net income that we report from one period to the next. In addition, our subsidiaries may have assets or liabilities denominated in a currency other than their functional currency which results in foreign exchange transaction gains and losses due to changes in the value of the functional currency versus the currency the assets and liabilities are denominated in. The loss on foreign exchange transactions totaled $17.6 million for the three months ended June 30, 2022 compared to a loss of $2.8 million for the three months ended June 30, 2021. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. At June 30, 2022, our material foreign currency exposure is net U.S. Dollar denominated assets at subsidiaries where the Euro or the Russian Ruble is the functional currency and U.S. Dollar denominated liabilities where the Chinese Yuan is the functional currency. The U.S. Dollar denominated assets are comprised of cash, third party receivables and inter-company receivables. The U.S. Dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. Dollar to the Euro as of June 30, 2022 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $3.8 million if the U.S. Dollar appreciated and a $4.0 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Russian Ruble as of June 30, 2022 applied to the net U.S. Dollar asset balances, would result in a foreign exchange gain of $1.8 million if the U.S. Dollar appreciated and a $1.9 million foreign exchange loss if the U.S. Dollar depreciated. A 5% change in the relative exchange rate of the U.S. Dollar to the Chinese Yuan as of June 30, 2022 applied to the net U.S. Dollar liabilities balances, would result in a foreign exchange loss of $4.5 million if the U.S. Dollar appreciated and a $4.7 million foreign exchange gain if the U.S. Dollar depreciated. Volatility between the U.S. Dollar and the currencies to which we are exposed may be increased by the COVID-19 pandemic, sanctions on the Russian government and changes in central bank policy.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of June 30, 2022. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
ITEM 1A. RISK FACTORS
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified in our Annual Report or this Quarterly Report because they are common to all businesses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities for the three months ended June 30, 2022.
Issuer Purchases of Equity Securities
The following table reflects issuer purchases of equity securities for the three months ended June 30, 2022:

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 — April 30, 2022	675,000	(2)	$97.49	675,000	$166,971
May 1, 2022 — May 31, 2022	927,681	(1), (2)	99.58	926,563	74,703
June 1, 2022 — June 30, 2022	780,340	(2)	95.73	780,340	—
Total	2,383,021		$97.73	2,381,903	$—

(1) In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended June 30, 2022 a total of 1,118 shares were withheld at an average price of $101.68.
(2) On May 5, 2020, we announced that our Board of Directors authorized the purchase of up to $200 million of IPG common stock (the "May 2020 authorization"), exclusive of any fees, commissions or other expenses.
On February 15, 2022, we announced that our Board of Directors authorized the purchase of up to $200 million of IPG common stock (the "February 2022 authorization"). This new authorization was in addition to the Company's May 2020 authorization.
Share repurchases under both purchase authorizations were made periodically in open-market transactions using the Company's working capital, and were subject to market conditions, legal requirements and other factors. The share purchase program authorizations did not obligate us to repurchase any dollar amount or number of our shares, and repurchases could be commenced or suspended from time to time without prior notice.
We repurchased 2,381,903 shares in the second quarter of 2022 under the May 2020 authorization and February 2022 authorization. As of June 30, 2022, we completed all of the repurchases under both authorizations.
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

IPG PHOTONICS CORPORATION

Date: August 3, 2022	By:	/s/ Eugene A. Scherbakov
Eugene A. Scherbakov
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)