Form 10-K
period 2022-12-31
IPG PHOTONICS CORP
filed 2023-02-27
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File Number: 001-33155
IPG PHOTONICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3444218
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
377 Simarano Drive, Marlborough, Massachusetts	01752
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (508) 373-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, Par Value $0.0001 per share	IPGP	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $2.4 billion, calculated based upon the closing price as reported by the Nasdaq Global Select Market on June 30, 2022. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
As of February 24, 2023, 47,627,143 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant's fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Our portfolio of laser solutions are used in materials processing, medical and advanced applications. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally, primarily through our direct sales force. Our major manufacturing facilities are located in the United States, Germany, Russia and Belarus. Refer to "Factors and Trends That Affect Our Operations and Financial Results" within Part II Item 7 for trends impacting our reliance on our Russian and Belarus operations. We have sales service offices and applications laboratories worldwide.
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
We are listed on the Nasdaq Global Select Market (ticker: IPGP). We began operations in 1990, and we were incorporated in Delaware in 1998. Our principal executive offices are located at 377 Simarano Drive, Marlborough, Massachusetts 01752, and our telephone number is (508) 373-1100.
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
Diverse Customer Base, End Markets and Applications.    Our diverse customer base, end markets and applications provide us with many growth opportunities. In 2022, we shipped products to thousands of customers worldwide. Our principal end markets and representative applications within those markets include:

Materials Processing Markets

End Market	Applications	Principal Products
General Manufacturing	Flat sheet, tube and 3D cutting	Continuous Wave ("CW") lasers (1-50 kW) and IPG systems
	Welding, brazing, hardening and cladding	CW lasers (1-125 kW) and IPG systems
	Surface cleaning and texturing, paint and coating stripping and drying	Nanosecond ("NS") pulsed lasers (100-3,000 W), single-mode CW lasers (1-5 kW), diode lasers (1-40 kW) and IPG systems
	3D printing	CW lasers (200-6,000 W)
	Marking, engraving and printing	NS pulsed lasers (10-1,000 W) and Quasi-CW ("QCW") lasers (100-2,000 W)
Automotive	Cutting of high-strength steel and aluminum	CW lasers (1-20 kW)
	Welding tailored blanks, frames and auto parts	CW lasers (1-50 kW)
	Seam welding and brazing	CW lasers( 1-20 kW) and IPG systems
	Electric vehicle battery and motor manufacturing	CW and QCW lasers, NS pulsed lasers and IPG systems
Consumer Goods	Micro welding, cutting and marking	QCW and NS pulsed lasers
	Marking of polymers and other non-metals	Infrared ("IR"), green and ultraviolet ("UV") pulsed lasers
Medical Devices	Stent, pacemaker and other medical device manufacturing	CW, NS , Picosecond ("PS") and Femtosecond ("FS") pulsed lasers and IPG systems
Energy/Renewable Energy	Hardening and welding of tubes and pipes	CW lasers (4-50 kW) and IPG systems
	Cladding of turbine blades and drill bits	CW lasers (1-20 kW)
	Solar cell processing	Green NS pulsed lasers
Aerospace, Rail and Shipbuilding	Welding/cutting thick steel plates, titanium	CW lasers (1-50 kW) and IPG systems
	Percussion drilling of aerospace parts	QCW lasers (1-2 kW)
	Surface cleaning and texturing, paint and coating stripping and drying	NS pulsed lasers (100-3,000 W), single-mode CW lasers (1-5 kW), diode lasers (1-40 kW) and IPG systems
Micro Electronics	Wafer inspection and annealing, disk mastering, flat panel display, LED lift-off	Ultraviolet CW and NS pulsed lasers
	Processing of glass, ceramics, sapphire, silicon, diamond, Teflon, PCB, CFRP and other non-metals	IR, green and UV NS pulsed lasers, PS and FS pulsed lasers, QCW lasers

Other Markets

End Market	Applications	Principal Products
Aerospace and Defense	Directed energy	Single-mode CW lasers, amplifiers and diode lasers
	IR countermeasures, thermal imaging	Mid-IR NS pulsed lasers
Medical Procedures	Surgery, urology and soft tissue	Mid-infrared, thulium, FS and laser systems
	Therapeutic procedures	Diode lasers
	Aesthetic procedures - skin, wrinkle/hair/tattoo removal	Erbium, thulium, green lasers
	Dental procedures	Diode lasers
	Diagnostic procedures	Mid-infrared and FS
OEM Instrument Manufacturing	Biomedical analytical instruments, metrology, disinfection/sterilization, environmental and security monitoring, quantum computing	FS, PS, NS and CW lasers, Mid-infrared, IR, visible and UV lasers
Scientific	Academic research: sensing, imaging, microscopy, spectroscopy, quantum optics	Mid-infrared, IR, visible and UV lasers; diode, FS, PS, NS and CW lasers, linearly polarized and single frequency lasers and amplifiers
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
For 2022 fiscal year, high power continuous wave ("CW") lasers accounted for 43% of revenue and were 47% and 54% of revenue, in 2021 and 2020, respectively. Pulsed lasers accounted for 18%, 17%, and 13% of revenue in 2022, 2021 and 2020, respectively.
Accessories
We manufacture and sell accessories that include high power optical fiber delivery cables, fiber couplers, beam switches, chillers and scanners for our fiber lasers. We are expanding our line of cutting and welding optical processing heads for use with our fiber lasers and sell devices for in-line coherent monitoring for welding.

Systems
In addition to selling laser sources, we also offer integrated laser systems for particular geographic markets or custom-developed for a customer's manufacturing requirements. In 2020, we introduced our new LightWELD product line, a handheld laser welding system to provide fabricators a laser-based solution for welding. We offer 2D compact flat sheet cutter systems and multi-axis systems for fine welding, cutting and drilling. We produce high precision laser systems for the medical device industry. We also offer a welding seam stepper and picker, which is an automated fiber laser welding tool providing customers increased processing speeds, better quality and the elimination of certain clamping tools. In 2018, we acquired Genesis Systems Group LLC (United States), a leader in the integration of laser and non-laser robotic welding and automation solutions, and Robot Concept GmbH (Germany), an integrator of laser-based systems. IPG also develops and sells specialized fiber laser systems for unique material processing applications as requested by customers desiring a complete laser-based solution, including orbital welding, pipe welding and remote welding. The platforms include robotic and multi-axis workstations for welding, cutting and cladding, flatbed cutting systems, and diode markers. For the 2022, 2021 and 2020 fiscal years, laser and non-laser systems accounted for 11%, 9%, and 8%, respectively, of revenues.
Our Markets
We broadly classify our principal end markets as material processing, advanced applications, communications and medical procedures. With the sale of sale of our telecom transmission product lines to Lumentum Holdings Inc. in August 2022, we no longer intend to target communications as a principal market. The following table shows the allocation of our net sales (in thousands) among our principal markets:

	Year Ended December 31,
	2022		2021		2020
		% of Total		% of Total		% of Total
Materials processing	$1,291,262	90.3%	$1,325,404	90.7%	$1,082,478	90.2%
Medical procedures	70,402	4.9%	42,936	2.9%	31,243	2.6%
Advanced applications	54,308	3.8%	69,257	4.8%	63,859	5.3%
Communications	13,575	1.0%	23,263	1.6%	23,144	1.9%
Total	$1,429,547	100.0%	$1,460,860	100.0%	$1,200,724	100.0%
These estimates are based upon customer information and when customer information has not been provided, upon our best information and belief.
Materials Processing
The most significant materials processing applications for fiber lasers are cutting, welding and brazing, marking and engraving, cleaning and stripping, solar cell manufacturing, additive manufacturing such as laser sintering, 3D printing and ablation. Other applications include precision processing, drilling and annealing.
Cutting, Welding and Brazing Applications.    Laser-based cutting technology has several advantages compared to alternative technologies. Laser cutting is fast, flexible and highly precise and can be used to cut complex contours on flat, tubular or three-dimensional materials. The laser source can be programmed to process many different kinds of materials such as steel, aluminum, brass, copper, glass, ceramic and plastic at various thicknesses. Laser cutting technology is a non-contact process that is easy to integrate into an automated production line and is not subject to wear of the cutting medium. We sell mid and high power ytterbium fiber lasers for laser cutting. Our high power pulsed lasers are used in thin foil cutting applications in electric vehicle battery production. High electrical efficiency, low maintenance and operating cost, excellent beam quality, wide operating power range, power stability and small spot size are some of the qualities offered by IPG fiber lasers for many cutting applications, which enable customers to cut a variety of materials faster.
Laser welding offers several important advantages compared to conventional welding technology as it is non-contact, precise, easy to automate, provides high process speed and results in narrow-seamed, high-quality welds that generally require little or no post-processing machining. The high beam quality of our fiber lasers coupled with high CW power offer deep penetration welding as well as shallow conduction mode welding. Adjustable mode beam (AMB) lasers allow beam tunability for precise high-quality welding required in electric vehicle battery manufacturing. In addition, fiber lasers enable remote welding "on the fly," a flexible method of three-dimensional welding in which the laser beam is positioned by a robot-guided scanner. Remote welding stations equipped with fiber lasers are used for welding door panels, seat backs, spot and lap welds over the entire auto body frame ("body-in-white") and tailor welded blanks for automotive applications. We also offer a real-time weld monitoring system to determine weld quality in an integrated solution. Our LightWELD product line offers a handheld laser welding system that is easier to learn and operate than traditional solutions and offers high process consistency.

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
Precision Processing.    The trend toward miniaturization in numerous industries such as consumer electronics, as well as innovations in materials and structures, is driving end users to utilize lasers in processing and fabrication. The ability of lasers to cut, weld, drill, ablate, etch and add materials on a fine scale is enabling new technologies and products across many industries. Our low power CW and QCW lasers are used to cut medical stents and weld medical batteries. In photovoltaic manufacturing, our lasers etch and perform edge isolation processes. The aerospace industry requires precise manufacturing of engine parts so that cooling is effective and aerospace manufacturers use lasers for percussion drilling of fine holes. Processing of plastics and semi-conductors require short pulse and high energy lasers, in the green, UV and mid-IR wavelengths.
Medical Procedures
We sell our commercial fiber and diode laser modules, subassemblies and complete systems to medical device manufacturers that incorporate our products into their devices. Our ultrafast, CW and QCW ytterbium, erbium, thulium fiber and hybrid lasers with average power from 1 to 200 watts, and diode laser systems can be used in various medical and biomedical applications. We have also developed and are now selling medical laser systems and consumable fiber applications, including benign prostatic hyperplasia and lithotripsy, as an OEM and, in certain territories, as an IPG-branded product. Aesthetic applications addressed by IPG lasers include skin rejuvenation, hair removal, and treatment of pigmented and vascular lesions.
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
Communications
Prior to the sale of our telecom transmission product lines to Lumentum Holdings Inc. in August 2022, we designed and manufactured optical amplifiers and optical transceiver and transponder modules for communications applications for deployment in data center networks, service provider optical networks, and communications networks of oil and gas utilities. We no longer intend to target communications as a principal market.

Technology
Our products are based on our proprietary technology platform that we have developed and refined since our formation. The following technologies are key elements in our products.
Specialty Optical Fibers
We have extensive expertise in the disciplines and techniques that form the basis for the multi-clad active and passive optical fibers used in our products. We believe that our large portfolio of specialty active and passive optical fibers has a number of advantages as compared to other commercially available optical fibers. Using our knowledge of optical fibers, we recently extended our product line by manufacturing fibers for medical uses in connection with our proprietary medical laser systems.
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

Our research and development supports expanding and improving our product line by increasing power levels, improving beam quality and electrical efficiency, decreasing the size of our products and lowering the cost per watt. We are engaged in research projects to expand the spectral range of products that we offer. We are investing our research and development funds on laser systems and products for medical applications.
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
We incurred research and development costs of approximately $116.1 million, $139.6 million and $126.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. We expect to continue our commitment to research and development and to introduce new products, systems and complementary products. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
As of December 31, 2022, we have over 700 patents issued and over 350 pending patent applications worldwide. Intellectual property rights, including those that we own, those that we license and those of others, involve significant risks. See Item 1A, "Risk Factors — In the past, we were subject to litigation alleging that we infringed third-party intellectual property rights. Intellectual property claims could result in costly litigation and harm our business" and "Risk Factors — Our inability to protect our intellectual property and proprietary technologies could result in the unauthorized use of our technologies by third parties, hurt our competitive position and adversely affect our operating results."
Manufacturing
Vertical integration is one of our core business strategies through which we control our proprietary processes and technologies as well as the supply of key components and assemblies. Our vertically integrated manufacturing operations include the manufacturing or assembly of optical preforms, specialty fiber, semiconductor wafers, laser diodes and packaged laser diodes, specialty optical components, fiber blocks, fiber laser modules, power supplies, circuit boards, electronics and control systems and software, crystals, chillers, housings and cabinets and final assembly of finished product. In addition, we make some of the automated production systems, tools and fixtures and testing systems that we use in our own manufacturing processes. Over the last several years, we added additional production capabilities, including multi-wafer growth reactors, diode test stations, fiber preform and fiber drawing equipment and mid and high power laser production and testing, in order to increase our capacity as well as reduce the risks associated with our production processes.
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
Sales, Marketing and Support
We market our products internationally primarily through our direct sales force. Our direct sales force sells to end users, OEMs and systems integrators. Once our fiber laser products are designed into an OEM system, the OEM's sales force markets its systems, allowing us to leverage our sales capability through the OEM sales channels because the OEMs typically have several sales persons in locations other than where our sales offices are located. We have sales and service offices and application development centers in the Americas, Europe and Asia. To a lesser extent, we market through agreements with independent sales representatives and distributors, although we do use such channels more widely for our LightWELD product.

We typically provide one to five-year parts and service warranties on lasers. Most of the Company's sales offices provide support to customers in their respective geographic areas.
Customers
We sell our products globally to OEMs, system integrators and end users in a wide range of diverse markets who have the in-house engineering capability to integrate our products into their own systems. We also sell complete laser and non-laser solutions to end users for their production needs. We have thousands of customers worldwide. We rely on a few customers for a significant portion of our sales. In the aggregate, our top five customers accounted for 15%, 19% and 24% of our consolidated net sales in 2022, 2021 and 2020, respectively.
Competition
Our markets are highly competitive and characterized by rapidly changing technology, continuously evolving customer requirements and reduced average selling prices over time. In the materials processing market, we compete with makers of fiber lasers and other lasers, such as Coherent, Inc., Laserline GmbH, Lumentum Holdings Inc., Maxphotonics Co., Ltd., MKS Instruments, Inc., nLight, Inc., Trumpf GmbH + Co. KG and Wuhan Raycus Fiber Laser Technologies Co. Ltd., as well as other smaller competitors. Some of our customers have developed products for their own use which are competitive to our products. Such vertical integration by our customers could reduce the market opportunity for our products. Many of our fiber laser competitors are increasing the output powers of their fiber lasers to compete with our products.
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
Backlog
At December 31, 2022, our backlog of orders (generally scheduled for shipment within one year) was approximately $811.0 million compared to $729.0 million at December 31, 2021. At December 31, 2022, our backlog included $500.9 million of orders with firm shipment dates and $310.1 million of frame agreements that we expect to ship within one year, compared to $487.3 million of orders with firm shipment dates and $241.7 million of frame agreements at December 31, 2021. Frame agreements are non-binding indications of customer pricing and volume levels but are not firm customer purchase obligations. Orders used to compute backlog are generally cancellable without substantial penalties or any penalties. We anticipate shipping a substantial majority of the present backlog during fiscal year 2023. However, our backlog at any given date is not necessarily indicative of actual sales for any future period.
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
As of December 31, 2022, we had approximately 6,230 full-time employees, including 500 in research and development, 4,950 in manufacturing and service operations, 340 in sales and marketing, and 440 in general and administrative functions. As a global company, our employees are distributed throughout our more than thirty locations in twenty-four countries. Of our total full-time employees at our principal facilities, approximately 2,190 were in the United States, 1,370 were in Germany, 1,550 were in Russia, 410 were in Belarus and 230 were in China. We have never experienced a work stoppage, and none of our employees at our principal manufacturing facilities are subject to a collective bargaining agreement.
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
•All employees participate in our annual cash bonus program, allowing them to share in the profitability and business performance of IPG. We also generally provide equity grants and an employee stock purchase plan to salaried employees consistent with geographic compensation practices and subject to regulatory compliance. These programs further align our employees’ financial interests with the performance of the business and the interests of our stockholders.
•We generally provide annual increases and incentive compensation based on merit.
•We purchase compensation data from a compensation and benefits consulting firm to allow us to ensure we provide competitive compensation in each of the geographic locations in which we operate.
•We align our executives’ annual and long-term equity compensation with our stockholders’ interests by linking realizable pay with operating metrics and stock performance.
•We provide comprehensive benefit options designed to retain our employees and support their families in living healthier and more secure lives.
Employee recruitment, retention and development. IPG works diligently to attract the best talent from a broad array of sources to meet the current and future demands of our business. We have established relationships with trade schools, world-class universities, professional associations and industry groups to proactively attract talented and capable new hires. We also utilize social media, local job fairs and educational organizations to find diverse, motivated and responsible employees. IPG has made strides to increase diversity in management positions, building internal resources for potential future leadership openings. IPG has a strong employee value proposition that leverages our technology leadership, unique culture, collaborative working environment, shared sense of purpose, and desire to do the right thing to attract talent to our company. In 2022, we hired approximately 1,080 new employees.
We monitor employee turnover rates as our success depends upon retaining and investing in our highly trained manufacturing and technical staff. IPG strives to decrease voluntary turnover rates and thereby increase employee tenure by ensuring a combination of competitive compensation, individual developmental opportunities and personal career enrichment and growth. Our retention at the technical, professional and executive levels is high. Over the last three years, amidst global uncertainty and turmoil resulting from the COVID-19 pandemic, we introduced a number of special initiatives to minimize the impact upon our employees to safeguard the health and safety of them and their communities. Throughout the pandemic, we believe our employees took immense pride in the shared purpose of making products that supported the world’s critical supply chains within a wide range of essential businesses and services including medical devices, transportation, communications, packaging and agriculture.
Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers as of February 27, 2023:

Name	Age	Position with the Company
Eugene A. Scherbakov, Ph.D.	75	Chief Executive Officer
Angelo P. Lopresti	59	General Counsel, Secretary and Senior Vice President
Timothy P.V. Mammen	53	Chief Financial Officer and Senior Vice President
Trevor D. Ness	50	Senior Vice President, Sales and Strategic Business Development
Alexander Ovtchinnikov, Ph.D.	62	Senior Vice President, Chief Technology Officer
Igor Samartsev, Ph.D.	59	Senior Vice President, Chief Scientist
Felix Stukalin	61	Senior Vice President, Chief Operating Officer
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

Our business activities are subject to various export controls and trade and economic sanctions laws and regulations, including, without limitation, the U.S. Commerce Department’s Export Administration Regulations, the U.S. Treasury Department’s Office of Foreign Assets Control’s trade and economic sanctions programs, the U.S. Department of State’s Nonproliferation Sanctions and International Traffic in Arms Regulations, as well as those of the European Community and Germany, which we collectively refer to as Trade Controls. We further discuss the impact of such Trade Controls under "Risk Factors" in Item 1A "—We must comply with and could be impacted by various export controls and trade and economic sanctions laws and regulations that could negatively affect our business and may change due to diplomatic and political considerations outside of our control".
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
Availability of Reports
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports are available free of charge on our website at www.ipgphotonics.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. We will also provide electronic or paper copies of such reports free of charge, upon request made to our Corporate Secretary. The information included on our website is not a part of, nor is it incorporated by reference into, this annual report on Form 10-K.
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

Risks Relating to Economic Conditions and Other External Factors
The COVID-19 pandemic, including private and public sector responses, could materially adversely affect our business, financial condition, results of operations and/or cash flows.
The ongoing COVID-19 pandemic and related countermeasures have caused economic and financial disruptions in most of the regions in which we sell our products and services and conduct our business operations. Governmental authorities have implemented numerous and evolving measures to address the virus as it continues to mutate. There is no certainty that measures implemented by governmental authorities or by us in our operations will be sufficient to mitigate the risks posed by the COVID-19 virus. Changes in customer demand, supply chain constraints experienced by us, our suppliers and our customers, pandemic fears and market downturns, and restrictions on business and individual activities has created significant economic and demand uncertainty. COVID-19 may impact different markets at different times with disparate severity. We have experienced and expect to continue to experience unpredictable volatility in demand in several of our end-markets.
The degree to which the COVID-19 pandemic impacts our financial condition, cash flows and results of operations depends upon future developments, which are highly uncertain and cannot be predicted, including but not limited to the duration, location and spread of outbreak, the emergence, contagiousness, and threat of new and different strains of virus, the availability, acceptance, and effectiveness of vaccines, governmental and business measures to contain the virus and address its impact, and how quickly and to what extent normal economic and operating conditions can resume. These factors, and others that are currently unknown or considered immaterial, could have a material adverse effect on our business, prospects, financial condition, cash flows and results of operations.
The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.
In the first quarter of 2022, Russian military forces invaded Ukraine. This military action had significant and immediate adverse economic impacts globally. Given the nature of our business and our global operations, particularly those in Russia and Belarus, the current conflict between Russia and Ukraine has affected and may adversely affect our business and results of operations.
Historically we have manufactured a variety of components, including proprietary fiber-based components, and sub-assemblies at our facility in Russia and mechanical components at our facility in Belarus. Our operations in Russia and Belarus are subject to additional regulatory and political constraints and additional compliance costs in connection with sanctions, other trade controls and higher tariffs imposed by the United States, the European Union and other governments in response to Russia’s military operations in Ukraine. The European Union enacted additional sanctions effective in January 2023 that restrict our ability to import components in Europe from Russia. While certain components can be exported from Russia to the United States, the United States imposed significant import tariffs that make it commercially undesirable. We continue to implement steps to mitigate the impacts of the Russia-Ukraine conflict on our business and reduce reliance on our facilities in Russia and Belarus, such as migrating the production of a number of our components that had been manufactured in Russia and Belarus into other countries.
The current conflict between Russia and Ukraine and our continued operations in Russia and Belarus may also have the effect of heightening many other risks disclosed in our public filings, any of which could adversely affect our business and results of operations. Such risks include, but are not limited to, increases in tariffs; adverse effects on global macroeconomic conditions; increased exposure to cyberattacks; impact of export controls and economic sanctions; limitations in our ability to implement and execute our business strategy; risks to employees, assets and operations we have in Russia and Belarus; disruptions in global supply chains; asset write-downs; exposure to foreign currency fluctuations and potential nationalizations and asset seizures in Russia; constraints or disruption in the capital markets and our sources of liquidity; and potential contractual breaches and litigation.
We must comply with and could be impacted by various export controls and trade and economic sanctions laws and regulations that could negatively affect our business and may change due to diplomatic and political considerations outside of our control.
A significant part of our business involves the export and import of components and products among many countries, including the U.S., Germany, Russia, Belarus and China. The U.S. government and governments of other countries in which we do business have Trade Controls that impact our ability to export, re-export or transfer products, software and technology originating in those countries. Trade Controls may require that we obtain a license before we can export, re-export or transfer certain products, software or technology. The requirement to obtain a license could put us at a competitive disadvantage by restricting our ability to sell products to customers in certain countries or by giving rise to delays or expenses related to obtaining a license. We have experienced and, in the future, may experience delays in obtaining export licenses based on issues solely within the control of the applicable government agency. Licenses may also include conditions that limit the use, resale, transfer, re-export, modification, disassembly, or transfer of a product, software or technology after it is exported without first obtaining permission from the relevant government agency. Delays in obtaining or failure to obtain required export licenses may require us to defer shipments for substantial periods or cancel orders. Any of these circumstances could adversely affect our operations and, as a result, our financial results could suffer. Although we have implemented compliance measures designed to prevent transactions prohibited by current or future Trade Controls, we have previously identified, and may continue to identify, instances in which we exported products without obtaining the required export authorizations and/or submitting the required requests. As a result, we have submitted a limited number of voluntary self-disclosures regarding compliance with export control laws and regulations with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). In October 2021, the U.S. Department of Justice (“DOJ”) advised us it was conducting an investigation into certain shipments of equipment. We believe the DOJ's investigation has concluded however BIS continues its investigation and we received an administrative subpoena from BIS regarding our export practices. While we are cooperating fully with BIS’s review, we are unable to estimate its ultimate impact on the Company. Our failure to comply with these laws and regulations could result in costly government investigations, government sanctions, including substantial monetary penalties, civil or criminal penalties, denial of export privileges, debarment from government contracts, and a loss of revenues and reputational harm.

Our manufacturing facilities in the U.S., Germany and Russia provide finished products to China, our largest market. Should the United States, the European Union or Russia implement new or broad-based Trade Controls directed at each other or China, our production and/or deliveries as well as results of operations and/or financial condition could be affected.
In connection with the Russia-Ukraine conflict, broad-based sanctions (including asset-freeze/blocking sanctions) have been imposed by the U.S., UK, EU, and numerous other governments targeting Russia, including but not limited to major Russian banks. In the U.S., these sanctions are administered by the Office of Foreign Assets Control (“OFAC”) and are typically known as the OFAC regulations. These regulations are extensive and complex, and they differ from one sanctions regime to another. Failure to comply with these regulations could subject us to legal and reputational consequences, including civil and criminal penalties.
In addition, Trade Controls and their implementation are fluid and may change due to diplomatic and political considerations outside of our control. The United States, the European Union and Russia have imposed numerous additional trade restrictions and sanctions in response to the Russia-Ukraine conflict. Such changes, including the potential expansion of sanctions and sanctions designations, as well as public statements by government officials, could be significant. While the Company has a trade compliance program, there is a risk that IPG may not be able to comply due to the number, complexity and fast-changing nature of sanctions being added in response to the Russia-Ukraine conflict. Trade Controls and governmental responses to the conflict may require us to take certain actions, including increasing costs and abandoning operations or writing-down asset values, or respond to nationalization or expropriation of assets abroad, adversely affect prevailing market prices of our common stock, have a reputational impact, or otherwise have a material adverse impact on us, our business and financial results.
Uncertainty and adverse changes in the general economic conditions of markets in which we participate negatively affect our business.
Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the materials processing, telecommunications, advanced and medical markets and applications in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the markets and applications we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. A significant portion of our sales are to customers in China, which accounted for 34%, 38% and 42% of net sales in 2022, 2021 and 2020, respectively. Slowing economic growth or recession, tariff-trade wars or other adverse economic developments or uncertainty in any of our key markets, including in China, may result in a decrease in our sales. Adverse changes have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products. An economic downturn could have a material adverse effect on our business, financial condition and results of operations.
Downturns in the markets we serve, particularly materials processing, could have a material adverse effect on our sales and profitability.
Our business depends substantially upon capital expenditures by manufacturers in the materials processing market, which includes general manufacturing, automotive, aerospace, other transportation, heavy industry, electronics and photovoltaic industries. Approximately 90% of our revenues in 2022 were from customers in the materials processing market. Although applications in this market are broad, sales for these applications are cyclical and have historically experienced sudden and severe downturns and periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. For example, our sales decreased by 25% in the materials processing market in 2009 as a result of the global economic recession, our material processing sales declined 10% in the second half of 2018 and 11% in the 2019 fiscal year, in part due to decreased capital equipment demand stemming from adverse changes to U.S.-China relations, including rounds of tariff increases and retaliations and declined 12% in the 2020 fiscal year, in part due to decreased capital equipment demand attributed to the COVID-19 pandemic . For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in these industries or markets, which, in turn, depend upon the demand, as well as forecasted demand, for their products or services. A softening of demand for our customers' products and services, whether caused by a weakening of the U.S. or global economies or other factors, may result in decreased revenue or growth for our customers and may lead to decreased demand for our products, which would reduce our sales and margins. We may not be able to respond by decreasing our expenses quickly enough or sufficiently, due in part, to our fixed overhead structure related to our vertically integrated operations and our commitments to continuing investment in research and development and infrastructure for long term growth.
Risks Relating to Industry Dynamics and Competition
The markets for our products are highly competitive and currently subject to significant price and technological competition, and if we are unable to compete successfully, it could result in reduced sales, reduced gross margins or the loss of market share.
The industries in which we operate are characterized by significant price and technological competition. We compete with makers of fiber lasers, solid-state lasers, direct diode lasers, high power CO2, YAG and disc lasers. These include public and private companies such as Coherent, Inc., Laserline GmbH, Lumentum Holdings Inc., Maxphotonics Co., Ltd., MKS Instruments, Inc., nLight, Inc., Trumpf GmbH + Co. KG, and Wuhan Raycus Fiber Laser Technologies Co. Ltd., as well as other smaller competitors. Several of these are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do. Many of our fiber laser competitors are increasing the output powers, improving the quality of their fiber lasers and decreasing prices to compete with our products. Our current or potential customers may determine to develop and produce products for their own use which are competitive to our products. Such vertical integration could reduce the market opportunity for our products. We also compete in the materials processing, advanced and medical applications markets with end users that produce their own solid-state and gas lasers as well as with manufacturers of non-laser methods and tools, such as traditional non-laser welding, cutting dies mechanical cutters and plasma cutters in the materials processing market and other energy-based devices in the medical market.
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
We have a high fixed cost base due to our vertically integrated business model. Approximately 79% of our approximately 6,230 employees as of December 31, 2022 were employed in our manufacturing operations. We may not adjust these fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions. Our gross profit, in absolute dollars and as a percentage of net sales, is impacted by our sales volume, the corresponding absorption of fixed manufacturing overhead expenses and manufacturing yields. In addition, because we are a vertically integrated manufacturer and design and manufacture our key specialty components, insufficient demand for our products may subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to expected demand, we may need to record write-downs for excess or obsolete inventory. Because we are vertically integrated, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we expect to have a significant amount of working capital invested in inventory. Changes in our level of inventory lead to an increase in cash generated from our operations when inventory is sold or a decrease in cash generated from our operations at times when the amount of inventory increases. Decreases in inventory may decrease our overhead absorption and decrease our gross margins and profitability.

Our manufacturing capacity and operations may not be appropriate for future levels of demand and may adversely affect our gross margins.
We have added and are continuing to add substantial manufacturing capacity at our facilities in the United States, Germany, Italy and Poland. We are adding manufacturing capabilities and capacity outside of Russia in response to trade sanctions imposed on Russia, where we have large production facilities. The trade restrictions impose limits our our ability to purchase components and other items from our subsidiary in Russia. A significant portion of our manufacturing facilities and production equipment, such as our semiconductor production and processing equipment, diode packaging equipment and diode burn-in stations, are special-purpose in nature and cannot be adapted easily to make other products. If the demand for fiber lasers or amplifiers does not increase or if our revenue decreases from current levels, we may have significant excess manufacturing capacity and under-absorption of our fixed costs, which could in turn adversely affect our gross margins and profitability.
To maintain our competitive position and to meet anticipated demand for our products, we invest significantly in the expansion of our manufacturing and operations throughout the world and may do so in the future. We had capital expenditures of $110 million and $123 million in 2022 and 2021, respectively, and we expect to incur approximately $140 million to $160 million in capital expenditures, excluding acquisitions, in 2023. In connection with these projects, we may incur cost overruns, construction delays, project cancellations, labor difficulties or regulatory issues which could cause our capital expenditures to be higher than what we currently anticipate, possibly by a material amount, which would in turn adversely impact our operating results. Moreover, we may experience higher costs due to yield loss, production inefficiencies, equipment problems and lower margins until any operational issues associated with the opening of new manufacturing facilities are resolved.
A few customers account for a significant portion of our sales, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations could be adversely affected.
We rely on a few customers for a significant portion of our sales. In the aggregate, our top five customers accounted for 15%, 19% and 24% of our consolidated net sales in 2022, 2021 and 2020, respectively. A few of our larger customers, including our largest customer, are making fiber lasers or announced plans to develop fiber lasers. We generally do not enter into agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be adversely affected.
Because we lack long-term purchase commitments from our customers, our sales can be difficult to predict, which could lead to excess or obsolete inventory and adversely affect our operating results.
We generally do not enter into long-term agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules and, in some cases, orders may be canceled or delayed without significant penalty or any penalty. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. In addition, due to the absence of long-term volume purchase agreements, we forecast our revenues and plan our production and inventory levels based upon the demand forecasts of our OEM customers, end users and distributors, which are highly unpredictable and can fluctuate substantially. This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. In addition, provisions have been recorded as a result of changes in market prices of certain components, the value of those inventories that was realizable through finished product sales due to declines in certain end market demand and uncertainties related to the recoverability of the value of inventories due to technological and product changes, and excess quantities. In 2022, approximately $74.1 million was related to inventory provision and related charges at our Russian operations. If our OEM customers, end users or distributors fail to accurately forecast the demand for our products, fail to accurately forecast the timing of such demand, or are unable to consistently negotiate acceptable purchase order terms with customers, our results of operations may be adversely affected.
We depend upon internal production and on outside single or limited-source suppliers for many of our key components and raw materials, including cutting-edge optics and materials. Any interruption in the supply or availability of these key components and raw materials could adversely affect our results of operations.
We rely exclusively on our own production capabilities to manufacture certain of our key components, such as semiconductor diodes, specialty optical fibers and optical components. We do not have redundant production lines for some of our components, such as our diodes and some other components, which are made at a single manufacturing facility. These are not readily available from other sources at our current costs and may not be available at all. If our manufacturing activities were obstructed or hampered significantly, it could take a considerable length of time, or it could increase our costs, to resume manufacturing or find alternative sources of supply. Many of the tools and equipment we use are custom-designed, and it could take a significant period of time to repair or replace them. Our primary manufacturing facilities are located in Massachusetts, Germany, Russia and Belarus. Despite our efforts to mitigate the impact of any flood, fire, natural disaster, political unrest, act of terrorism, war, trade sanctions, outbreak of disease or other similar event, our business could be adversely affected to the extent that we do not have redundant production capabilities if any of our major manufacturing facilities or equipment should become inoperable, inaccessible, damaged or destroyed.
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
Our future success is substantially dependent on the continued service and performance of our executive officers. Although the board engages in executive succession planning, our inability to effectively and immediately transition knowledge or responsibilities to successors in the event of an unexpected absence or departure could harm our business and disrupt our operations. We also rely on our highly trained team of scientists, many of whom have numerous years of experience and specialized expertise in optical fibers, semiconductors and optical component technology, and other key engineering, sales, marketing, manufacturing and support personnel, any of whom may depart for a variety of reasons, which could harm our business. Competition for qualified personnel in our industry is intense, particularly for physicists, software engineers and other technical staff. If we fail to attract, integrate and retain the necessary personnel, it could delay the development or introduction of new products, negatively impact our ability to market, sell or support our products, and significantly harm our business.
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
We may face particular privacy, data security and data protection risks due to laws and regulations regulating the protection or security of personal and other sensitive data, including in particular several laws and regulations that have recently been enacted or adopted or are likely to be enacted or adopted in the future. For instance, in 2018, the European General Data Protection Regulation (“GDPR”) imposed additional obligations and risk upon our business and substantially increased the penalties to which we could be subject in the event of any non-compliance. GDPR requires companies to satisfy requirements regarding the handling of personal data (generally, of EU residents), including its use, protection and the rights of affected persons regarding their data. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. In addition, several other jurisdictions around the world have recently enacted privacy laws or regulations similar to GDPR. For instance, in 2020, California enacted the California Consumer Privacy Act (“CCPA”), giving consumers many of the same rights as those available under GDPR. Several laws similar to the CCPA have been approved in the United States at the state level and more are being proposed at the federal and state levels. GDPR and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business. We are evaluating these requirements and taking measures to ensure compliance with all applicable privacy and data protection-related laws and regulations. Due to the lack of experience with the interpretation and enforcement of many of these laws and regulations, some measures initially might not satisfy standard or best practices that will be established in the coming years.

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
The United States, Germany, the European Union, China, Japan, South Korea and many other foreign governments impose tariffs and duties on the import of products, including some of those which we sell. In recent years, the U.S. instituted changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, including, in particular, on Russian and Chinese-made goods, economic sanctions on individuals, corporations or countries and other government regulations affecting trade between the United States and other countries where we conduct our business.
Policy changes and proposals could require time-consuming and expensive alterations to our business operations and may result in greater restrictions and economic uncertainty and disincentives on international trade, which could negatively impact our competitiveness in jurisdictions around the world as well as lead to an increase in costs in our supply chain. We are a multinational corporation, with manufacturing located both in the United States and internationally and with approximately 77% of our net sales arising from foreign customers. As such, we may be more susceptible to negative impacts from these tariffs or change in trade policies than other less internationally focused enterprises. In addition, new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments, including the Chinese government (which has imposed retaliatory tariffs on a range of U.S. goods including certain optical and electronic products and components), may impose trade sanctions on certain U.S. manufactured goods. Such changes by the United States and other countries have the potential to adversely impact U.S. and worldwide economic conditions, our industry and the global demand for our products, and as a result, could negatively affect our business, financial condition and results of operations.
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

Risks Relating to Our Common Stock
Certain trusts and a company created by the late founder of the Company collectively control over 30% of our voting power and have a significant influence on the outcome of director elections and other matters requiring stockholder approval, including a change in corporate control.
IP Fibre Devices (UK) Ltd. ("IPFD"), together with trusts created by the late founder of the Company, Dr. Valentin P. Gapontsev, beneficially own approximately 33% of our common stock. Dr. Scherbakov, our CEO, is the sole managing director of IPFD. Trustees of the trusts are officers or employees of the Company. These trustees and Dr. Scherbakov, as managing director of IPFD, have significant influence on the outcome of matters requiring stockholder approval, including election of our directors, stockholder proposals and approval of significant corporate transactions. IPFD and the trusts may vote their shares of our common stock in ways that other stockholders may consider would be adverse to the interests of the other stockholders. These significant ownership interests could delay, prevent or cause a change in control of the Company and might affect the market price of our common stock.
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
We have significant facilities in and our products are sold in numerous countries. Our principal markets include China, the United States, the European Union, Japan, Korea, Turkey and Russia. A substantial majority of our revenues are derived from customers outside the United States. In addition, we have substantial tangible assets outside of the United States. We anticipate that foreign sales will continue to account for a significant portion of our revenues in the foreseeable future. Our operations and sales in these markets are subject to risks inherent in international business activities, including the following and others mentioned in the Risk Factors:
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
We are subject to risks of doing business in Russia through our subsidiary, NTO-IRE Polus, which sells finished lasers to customers in Russia and supplies our Chinese subsidiary with a portion of the finished lasers they sell to customers in China. We are also subject to risks of doing business in Belarus, which provides mechanical parts to our German and Russian operations. We are also subject to risks of doing business in China, as approximately 34% of our sales in 2022 were to Chinese customers. The results of our operations, business prospects and facilities in Russia, China and Belarus are subject to the economic and political environment there and global geopolitical conditions. The future economic direction of these emerging market countries remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. As a result of the conflict involving Russia and Ukraine, the U.S. and certain allies in Europe imposed severe economic and trade sanctions on Russia and could impose further sanctions against it. Russia has responded in kind. Sanctions imposed by any of these countries has and could disrupt our supply of critical components among our manufacturing facilities in the U.S., Germany, Russia or Belarus, and cause us to shift all or portions of work occurring in Russia or Belarus to other countries. In addition, sanctions targeting the banking sector have impacted the transfer of cash to and from Russia to fund operations or repatriate surplus liquidity. Such disruptions could negatively affect our ability to provide critical components to affiliates or produce finished goods for customers, which could increase our costs, require capital expenditures and harm our results of operations and financial condition. Further, Russia and Belarus adopted rules that impose conditions on sale of assets by U.S. and western companies and decreasing the values of assets realized, as well as payments to owners of entities there. Our failure to manage the risks associated with our operations in Russia, China and Belarus and our other existing and potential future international business operations could have a material adverse effect upon our results of operations.
Foreign currency risk may negatively affect our net sales, cost of sales and operating margins and could result in exchange losses.
We conduct our business and incur costs in the local currency of most countries in which we operate. In 2022 our net sales outside the United States represented a substantial majority of our total sales. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it operates or holds assets or liabilities in currencies different than their functional currency. Changes in exchange rates can also affect our results of operations when the value of sales and expenses of foreign subsidiaries are translated to U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which may have an adverse effect on our financial condition, cash flows and profitability.
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
We review our goodwill for impairment annually and other long-lived assets, including intangible assets identified in business combinations whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business including those from government regulations, sanctions or tariffs, slower growth rates, lack of growth in our relevant business units or differences in the estimated product acceptance rates could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets.
Our valuation methodology for assessing impairment requires management to make significant judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance at many points during the analysis. Also, the process of evaluating the potential impairment of long-lived assets is subjective. We operate in a highly competitive environment and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis indicates potential impairment to long-lived assets in one or more of our reporting units, we may be required to record additional charges to earnings in our financial statements, which could negatively affect our results of operations. In 2022, long-lived asset impairments related to our Russian operations were $79.0 million.
We are exposed to credit risk and fluctuations in the market values of our cash, cash equivalents and marketable securities.
Given the global nature of our business, we have both domestic and international investments. At December 31, 2022, 76% of our cash, cash equivalents and marketable securities were in the United States and 24% were outside the United States. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, prevailing interest rates, financial results, economic risk, political risk, sovereign risk or other factors. Also, our investments may be negatively affected by events that impact the banks or depositories that hold our investments. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although we have not realized any significant losses on our cash, cash equivalents and marketable securities, future fluctuations in their value could result in a significant realized loss.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our significant facilities at December 31, 2022 include the following:

Location	Owned or Leased	Lease Expiration	Approximate Size (sq. ft.)	Primary Activity
Oxford, Massachusetts	Owned		550,300	Diodes, components, final assembly, complete device manufacturing, R&D, administration
Burbach, Germany	Owned		553,500	Optical fiber, components, final assembly, complete device manufacturing, R&D, administration
	Leased	May 2027	14,348	Complete device manufacturing
Fryazino, Russia	Owned		496,000	Optical fiber, components, final assembly, complete device manufacturing, R&D, administration
	Leased	May 2023 - November 2026	172,300	Components, complete device manufacturing
Marlborough, Massachusetts	Owned		389,800	Components, systems manufacturing, applications, sales, R&D, administration
Minsk, Belarus	Owned		372,100	Manufacturing of cabinets and mechanical subcomponents
Davenport, Iowa	Owned		160,300	Systems integration, sales, administration
Our corporate headquarters is in Marlborough, Massachusetts. As of December 31, 2022, we occupied more than 3.4 million square feet of facilities worldwide. Of this we own 2.9 million square feet and lease 0.5 million square feet of building space, of which the majority is used for manufacturing. We operate four principal manufacturing facilities for fiber lasers, laser systems, fiber amplifiers, and related optical and mechanical components, which are located in the United States, Germany, Russia and Belarus. We conduct our major research and development activities in Oxford and Marlborough, Massachusetts and Burbach, Germany.
We own additional facilities and land for various purposes, such as sales and support and applications labs. We believe the existing facilities are in good operating condition and are suitable for the conduct of our operations. The productive capacity at our current facilities is substantially utilized. We plan to continue the expansion of our manufacturing operations in Germany, the United States, Italy and Poland to meet the demand for our products and our sales and support needs. In response to the risks from the Russia-Ukraine conflict, we have been executing on plans to reduce our reliance on our Russia and Belarus operations by adding capacity in other countries.
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

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the Nasdaq Global Select Market under the symbol "IPGP". As of February 24, 2023, there were 47,627,143 shares of our common stock outstanding held by 30 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
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
The following graph presents the cumulative shareholder returns for our Common Stock compared with the S&P 500 Index, the Russell 3000 Index and the S&P 1500 Composite 1500 / Electronic Equipment Instruments & Components Index. We include the Russell 3000 Index because we ceased being a member of the S&P 500 Index in June 2022. We include the S&P 500 Index because it was the index used in the graph in the 10-K for the immediately preceding fiscal year. We include the S&P Composite 1500 / Electronic Equipment Instruments & Components Index because outstanding performance stock units awarded to executive officers use this index when comparing total shareholder return and due to our being an index member, industry similarities, our internal use to monitor executive compensation, and the fact that it contains several direct competitors.

	Base Period	5-Year Cumulative Total Return
	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
IPG Photonics Corporation	$100.00	$52.91	$67.68	$104.51	$80.39	$44.21
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
Russell 3000 Index	$100.00	$93.01	$119.55	$142.06	$176.16	$140.08
S&P 1500 Composite / Electronic Equipment Instruments & Components Index	$100.00	$87.48	$116.05	$143.73	$185.67	$145.24

The above graph represents and compares the value, through December 31, 2022, of a hypothetical investment of $100 made at the closing price on December 31, 2017 in each of (i) our common stock, (ii) S&P 500 Index, (iii) Russell 3000 Index, and (iv) the S&P 1500 Composite / Electronic Equipment Instruments & Components Index, in each case assuming the reinvestment of dividends. The stock price performance shown in this graph is not necessarily indicative of, and not is intended to suggest, future stock price performance.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table shows repurchases of our common stock in the fiscal quarter ended December 31, 2022:

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 — October 31, 2022	680,578	(2)	$86.67	680,578	$169,759
November 1, 2022 — November 30, 2022	286	(1)	87.87	—	169,759
December 1, 2022 — December 31, 2022	618,493	(1), (2)	93.15	618,416	112,153
Total	1,299,357		$89.75	1,298,994	$112,153
(1)In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the fourth quarter of 2022, the Company withheld 363 shares at an average price of $88.92.
(2)The previously announced stock repurchase programs authorized in May 2020 and February 2022 were completed in the second quarter of 2022. On August 2, 2022, we announced that our Board of Directors authorized the purchase of up to $300 million of IPG common stock (the "August 2022 authorization"), exclusive of any fees, commissions or other expenses. Share repurchases under this purchase authorization were made periodically in open-market transactions using our working capital, and were subject to market conditions, legal requirements and other factors. The share purchase program authorizations did not obligate us to repurchase any dollar amount or number of our shares, and repurchases could be commenced or suspended from time to time without prior notice.
We repurchased 1,298,994 shares in the fourth quarter of 2022 under the August 2022 authorization.
ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed under Item 1A, "Risk Factors." The following analysis generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 22, 2022.

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
Description of Our Net Sales, Costs and Expenses
Net sales. We derive net sales primarily from the sale of fiber lasers, diode lasers, laser and non-laser based systems, amplifiers and complementary products. We sell our products to OEMs that supply materials processing laser systems, communications systems, medical laser systems and other laser systems to end users. With the sale of our telecommunications transmission product lines to Lumentum Holdings Inc. in August 2022, we no longer intend to target communications as a principal market. We also sell our laser products and laser and non-laser based systems to end users. Our scientists and engineers work closely with OEMs, systems integrators and end users to analyze their system requirements and match appropriate fiber laser, amplifier or system specifications to those requirements. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more, but is typically several months.
Sales of our products are generally recognized upon shipment, provided that no obligations remain and collection of the receivable is reasonably assured. Sales of customized large scale material processing systems are recognized over time. Our sales typically are made on a purchase order basis rather than through long-term purchase commitments.
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
Russia-Ukraine Conflict. The Russia-Ukraine conflict and the sanctions imposed in response to this crisis have increased the levels of uncertainty and risks facing the Company due to our manufacturing operations in Russia and Belarus. Sales to third-parties in Russia were approximately 3% of our revenue in 2022 and our Russian subsidiary supplies finished goods for our China market. The total value of product shipped to the Chinese market from Russia was approximately $62 million for the year ended December 31, 2022 of which $8 million was shipped in the fourth quarter. In addition, our Russia facility manufactures certain components that are used in our other manufacturing facilities. Since the start of the conflict, we have navigated complex and evolving regulations, including sanctions and faced increased costs from operating in Russia and Belarus as a result of shipping limitations, logistics challenges and changes in tariffs. The U.S. increased tariffs on Russian and Belarus goods in the second quarter of 2022, impacting the results of operations for the remainder of the 2022.
In response to the risks from the Russia-Ukraine conflict, we have been executing on plans to reduce our reliance on our Russia and Belarus operations by adding capacity in other countries, increasing inventories worldwide, and qualifying third-party suppliers. In 2022, we began hiring and training additional employees, expanding capacity for increased production, and running additional shifts in the U.S. and Germany and adding additional manufacturing capacity in Italy and Poland.
In October 2022, the European Union introduced new sanctions that restrict our ability to ship and receive components from our factory in Russia to the E.U. beginning in January 2023. We believe the contingency measures outlined above that we have already put in place mitigate substantially all the effects of the recent sanctions on our ability to supply finished products to customers. If we have not fully mitigated the effect of these and other trade restrictions, or if new sanctions are adopted, our ability to supply finished products to customers could be impacted. Although we believe our contingency plans mitigate the risk of our ability to supply customers with finished product, these plans require additional investments in facilities outside of Russia and Belarus in the near term as well as additional ongoing operating costs, primarily associated with the higher cost of labor outside of Russia and Belarus. While we have sufficient financial resources to make these investments and expenditures, our gross margins and financial results have been and will be adversely impacted by increased operating costs associated with these transitions. Over time, we intend to mitigate some of these increases by producing components in countries with lower labor costs than the United States and Germany, with ongoing product expense reduction initiatives, higher productivity from automation, improved yields and product specifications. We are also continuing to review our operations in Russia and Belarus.
Given the sanctions introduced by the European Union in October 2022, which imposed further restrictions on our Russian operations, we evaluated the recoverability of certain assets located in Russia during the fourth quarter of 2022. As a result, we recorded $74.1 million of inventory provision and related charges which are included in cost of sales, a $79.0 million charge for the impairment of long-lived assets and a $35.5 million valuation allowance for deferred tax assets which is included in provision for income taxes. We also recorded charges of $8.5 million for restructuring-related costs. The remaining total asset value in Russia is $129.5 million, of which $75.4 million is cash and short term investments. We have $22.2 million of total liabilities. In addition, the net value of assets in Russia has been reduced by $116.9 million due to the cumulative translation affect of the Russian ruble compared to the U.S. dollar, which is included in the accumulated comprehensive loss component of stockholders' equity. Depending upon the outcome of our review of our Russian operations, the cumulative translation affect of foreign exchange fluctuations that is currently included in accumulated comprehensive loss on our consolidated balance sheets may be charged to our consolidated statements of income.
We continue to manufacture laser cabinets and other mechanical components in Belarus. Trade sanctions to date have not significantly affected our ability to supply these items from Belarus to other manufacturing locations. The value of the long-lived assets in Belarus was $39.4 million at December 31, 2022, and we had working capital excluding cash and short-term investments of $4.7 million in Belarus of which $4.9 million is inventory. In addition, we had $4.7 million cash and short-term investments in Belarus. If additional sanctions are imposed on Belarus or Belarus places restrictions on our operations there, it could trigger an asset impairment evaluation and may result in additional impairment charges in the future.
Our Board of Directors has been monitoring and continues to assess and monitor risks to our business associated with the Russia-Ukraine conflict and our Russian and Belarus operations. Our Directors request and receive management reports from management regarding our Russian and Belarus operations, contingency planning and execution, and impacts on our business at its quarterly and special meetings.
COVID-19. Global demand trends have been impacted by the ongoing COVID-19 pandemic and therefore remain uncertain at this time. While business conditions generally improved from the severe contraction experienced in 2020, it is difficult to predict whether conditions could change if there are additional restrictions imposed as a result of a resurgence in

COVID-19 infections. To date, we have been able to accommodate these challenges to our business operations and continue to meet customer demand. If guidelines or mandates from relevant authorities becomes more restrictive due to a resurgence of COVID-19 in a particular region, the effect on our operations could be more significant. This uncertainty continues to make forecasting our business challenging in the near to medium-term.
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
Net sales.  Our annual revenue growth rates have varied from year to year. Net sales decreased by 2% in 2022, increased by 22% in 2021 and decreased 9% in 2020. Our growth rates are subject to several factors, many of which are not in our control. These include:
•Macroeconomic conditions including changes in foreign exchange rates compared to the U.S. dollar.
•Competition;
•Our ability to develop new products and new applications for existing or new products;
•Geopolitical conditions in our end markets; and
•Pandemic, plagues, wars, conflicts, natural disasters or other shocks affecting global trade.
In 2022, the decrease in net sales was driven by a weakening macroeconomic environment and increased competition in the Chinese cutting market partially offset by increased sales of new products, such as Adjustable Mode Beam ("AMB") lasers, LightWELD, high power pulsed lasers and green pulsed lasers, and sales of existing products into growing applications, such as welding applications and foil cutting for battery and electric vehicle manufacturing. In 2021, the increase in net sales was driven by improvement in the macroeconomic environment driven by recoveries from the COVID-19 pandemic. In 2020, the decline in net sales was driven by decreased demand for our products related to the COVID-19 pandemic that extended and deepened the weak macroeconomic environment prevailing at the end of 2019.
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive including electric vehicles (EV), other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 90% of our revenues in 2022 were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.
In response to inflation, some global central banks are adopting less accommodating monetary policy and have increased benchmark interest rates in several major global economies with further increases in interest rates expected in 2023. The increase in interest rates is intended to dampen demand that could lead to regional or global recession that may reduce demand for our products. In addition, an increase in interest rates would increase the cost of equipment financed with leases or debt.
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
The secular shift to fiber laser technology in large materials processing applications, such as cutting applications, had a positive effect on our sales trends in the past such that our sales trends were often better than other capital equipment manufacturers in both positive and negative economic cycles. As the secular shift to fiber laser technology matures in such applications, our sales trends are more susceptible to economic cycles, which can broadly affect the demand for capital equipment including machine tools and industrial lasers, and competition from other fiber laser manufacturers.
Gross margin. Our total gross margin in any period can be significantly affected by a number of factors, including net sales, production volumes, competitive factors, product mix, and by other factors such as changes in foreign exchange rates relative to the U.S. dollar. Many of these factors are not under our control. The following are examples of factors affecting gross margin:
•As our products mature, we can experience additional competition, which tends to decrease average selling prices and affects gross margin;
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
•Gross margin on systems can be lower than gross margin for our laser and amplifier sources, depending on configuration, volume and competitive forces, among other factors;
•Persistent inflation leading to increases in average manufacturing salaries as well as an increase in the purchase price of components including, but not limited to, electronic components and metal parts could negatively impact gross margin if we are not able to pass those increases on to customers by increasing the selling price of our products; and finally,
•Changes in relative exchange rates between currencies we receive when selling our products and currencies we use to pay our manufacturing expenses.
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
We invested $110.1 million, $123.1 million and $87.7 million in capital expenditures in 2022, 2021 and 2020, respectively. Most of this investment relates to expansion of our manufacturing capacity and, to a lesser extent, research and development and sales-related facilities.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory and other inventory related charges totaling $128.0 million, $34.3 million and $45.4 million in 2022, 2021 and 2020, respectively. Inventory provision and related charges of $74.1 million in 2022 are attributable to Russian operations.
Selling and general and administrative expenses. In the past, the Company has invested in selling and general and administrative costs in order to support continued growth in the Company. As the secular shift to fiber laser technology matures, our sales growth becomes more susceptible to the cyclical trends typical of capital equipment manufacturers. Accordingly, our future management of and investments in selling and general and administrative expenses will also be influenced by these trends, although we may still invest in selling or general and administrative functions to support certain initiatives even in economic down cycles. Certain general and administrative expenses are not related to the level of sales and may vary quarter to quarter due to acquisitions, litigation and project related consulting expenses.
Research and development expenses. In 2022 our research and development expenses decreased primarily due to a reduction of expenses associated with our telecommunications transceiver business, which was sold in August 2022. Going forward, we plan to continue to invest in research and development to improve our existing components and products and develop new components, products, systems and applications technology. We believe that these investments will sustain our position as a leader in the fiber laser industry and will support development of new products that can address new markets and growth opportunities. The amount of research and development expense we incur may vary from period to period. As part of the telecommunications transmission product line divestiture mentioned above, we will no longer be incurring research and development expenses attributed to the development of telecommunications transmission products.
Goodwill and long-lived assets impairments. We review our intangible assets and property, plant and equipment for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates, lack of growth in our relevant business units, differences in the estimated product acceptance rates, or market prices below the carrying value of long-lived assets evaluated for sale could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. We are evaluating the sale of certain U.S.-based assets, including land and buildings. If the estimated sales value of any of these assets is below carrying value, then we may need to record an asset impairment charge when they are classified as held-for-sale. We have long-lived assets in Belarus with a carrying value of $39.4 million. If sanctions increase or if the geopolitical situation changes such that we can no longer use Belarus as a source of supply for our laser cabinets and other mechanical components, we may need to evaluate those assets for impairment, which may result in impairment charges.
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
Foreign exchange. Because we are a U.S. based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S., Germany, Russia, and Belarus) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the euro, the Russian ruble, Chinese yuan and the Japanese yen have had and could have an additional significant impact on our sales, costs and earnings. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 15%, 19% and 24% in 2022, 2021 and 2020, respectively. One of our customers accounted for 14% and 22% of our net accounts receivable as of December 31, 2022 and 2021, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our fiber lasers or amplifiers. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
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
Revenue Recognition. Revenue is recognized when transfer of control to the customer occurs (i.e., when our performance obligation is satisfied) in an amount reflecting the consideration that we expect to be entitled. For the majority of our revenue, this typically occurs at a point in time such as shipment or delivery date, but can occur over time for certain of our customized large scale materials processing systems contracts. We also recognize revenue over time for sales of extended warranties. When goods or services have been delivered to the customer, but all conditions for revenue recognition have not been met, deferred revenue and deferred costs are recorded on our consolidated balance sheets.
Judgments and Uncertainties: Recognizing revenue at shipment or delivery involves some judgment, particularly when we receive orders with multiple delivery dates. We allocate the transaction price of the contract to each delivery date based upon the standalone selling price of each distinct product in the contract. We invoice for each scheduled delivery upon shipment and recognize revenue for such delivery when transfer of control has occurred. Recognizing revenue over time for customized large scale materials processing systems contracts is based on our judgment that these systems do not have an alternative use and we have an enforceable right to payment for performance completed to date. Recognizing revenue over time also requires estimation of the progress towards completion based on the projected costs of the contract.
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
Inventory. We maintain a reserve for excess or obsolete inventory items. The reserve is based upon a review of inventory materials on hand, which we compare with historic usage, estimated future usage and age. In addition, we review the inventory and compare recorded costs with estimates of current market value. Write-downs are recorded to reduce the carrying value to the net realizable value with respect to any part with costs in excess of current market value. In the fourth quarter of 2022, we performed a review of the inventory in Russia in light of new sanctions which restricted our Russian factory's ability to supply components and finished goods to other IPG locations. We recorded $74.1 million of additional inventory provision and related charges as a result of that review.
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
Sensitivity of Estimate to Change: Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation. We recorded provisions for slow-moving, obsolete or excess inventory, and inventory related charges totaling $128.0 million, $34.3 million and $45.4 million in 2022, 2021 and 2020, respectively. Because our calculation of slow-moving, excess or obsolete inventory is based on historical and estimated future use of inventory items, the calculation is affected by sales trends. In 2020, as sales decreased due to the impact of the COVID 19 pandemic and other factors, our provisions for slow-moving, excess and obsolete inventory reserves increased. In 2021, as sales increased due to recovery from the impact of the Covid 19 pandemic and other factors, our provisions for slow-moving, excess and obsolete inventory reserves decreased. As mentioned above, in the fourth quarter of

2022, we recorded inventory provision and related charges of $74.1 million. For the rest of our operations, as safety stock increased excess and obsolete inventory reserves increased.
Long-lived Asset Impairment Definite-lived intangible assets are amortized on a straight-line basis over the estimated useful life. We review definite-lived intangible assets for impairment when conditions exist that indicate the carrying amount of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of definite-lived intangible assets held for use, we group assets at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on estimated fair value. In the fourth quarter of 2022, we performed a review of the estimated of fair value of the long-lived assets in Russia in light of new sanctions and recorded long-lived asset impairment of $79.0 million as a result of that review.
Judgments and Uncertainties: Estimating undiscounted operating cash flow used to determine if there is indication of impairment of a long lived asset requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. Fair value estimates performed if there is indication of impairment are subject to underlying changes in estimates and market conditions. Assumptions used in long-lived asset impairment are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date.
Sensitivity of Estimate to Change: Undiscounted cash flow and fair value are sensitive to changes in underlying assumptions, estimates, and market factors. We recorded long-lived asset impairment charge of $79.9 million, nil, and $0.7 million in 2022, 2021 and 2020, respectively.
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
In addition, we review the deferred tax assets in each jurisdiction and the positive and negative evidence that would support a conclusion that a valuation allowance is or is not needed. Where it is more likely than not that some portion of the deferred tax assets will not be realized, we record a valuation allowance against the deferred tax assets. In 2022, a valuation allowance of $35.8 million was recorded primarily related to deferred tax assets in our Russian subsidiary. The decision to establish a valuation allowance or reverse it is based on management’s judgment based on the weight of available evidence including forecasts of future taxable income and the future reversal of existing taxable temporary differences.
Sensitivity of Estimate to Change: We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves recorded are based on a determination of whether and how much of a tax benefit taken by us in our tax filings or positions is "more likely than not" to be realized following resolution of any potential contingencies present related to the tax benefit, assuming that the matter in question will be raised by the tax authorities. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. As of December 31, 2022, we had $15.8 million of unrecognized tax benefits, excluding interest and penalties, recorded in deferred income taxes and other long-term liabilities. This tax liability increased by $0.7 million for tax positions taken in the current year offset by reductions of $3.9 million for changes in prior period positions.

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated in dollar amounts and expressed as a percentage of net sales:

	Year Ended December 31,
	2022		2021		2020
	(In thousands, except percentages and per share data)
Net sales	$1,429,547	100.0%	$1,460,860	100.0%	$1,200,724	100.0%
Cost of sales	874,134	61.1	764,462	52.3	661,728	55.1
Gross profit	555,413	38.9	696,398	47.7	538,996	44.9
Operating expenses:
Sales and marketing	76,643	5.3	78,180	5.4	70,583	5.9
Research and development	116,114	8.1	139,573	9.6	126,898	10.6
General and administrative	131,253	9.2	125,882	8.6	110,005	9.2
Goodwill impairment	—	—	—	—	44,589	3.7
Gain on divestiture and sale of asset	(31,846)	(2.2)	—	—	—	—
Impairment of long-lived assets	79,949	5.6	—	—	671	0.1
Other restructuring charges	9,697	0.7	—	—	506	—
Loss (gain) on foreign exchange	4,103	0.3	(15,120)	(1.0)	(12,915)	(1.1)
Total operating expenses	385,913	27.0	328,515	22.6	340,337	28.4
Operating income	169,500	11.8	367,883	25.2	198,659	16.5
Interest income (expense), net	12,620	0.9	(1,839)	(0.1)	6,270	0.5
Other income, net	1,231	0.1	437	—	763	0.1
Income before provision for income taxes	183,351	12.8	366,481	25.1	205,692	17.1
Provision for income taxes	72,589	5.1	88,615	6.1	45,354	3.8
Net income	110,762	7.7	277,866	19.0	160,338	13.3
Less: net income (loss) attributable to non-controlling interest	853	0.1	(550)	—	766	0.1
Net income attributable to IPG Photonics Corporation common stockholders	$109,909	7.6%	$278,416	19.0%	$159,572	13.2%
Net income attributable to IPG Photonics Corporation per common share:
Basic	$2.17		$5.21		$3.00
Diluted	$2.16		$5.16		$2.97
Weighted average common shares outstanding:
Basic	50,761		53,410		53,186
Diluted	50,925		53,930		53,785
Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021
Net sales. Net sales decreased by $31.3 million, or 2.1%, to $1,429.5 million in 2022 from $1,460.8 million in 2021. The table below sets forth sales by application:

	Year Ended December 31,
	2022		2021		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials Processing	$1,291,262	90.3%	$1,325,404	90.7%	$(34,142)	(2.6)%
Other Applications	138,285	9.7%	135,456	9.3%	2,829	2.1%
Total	$1,429,547	100.0%	$1,460,860	100.0%	$(31,313)	(2.1)%

The table below sets forth sales by type of product and other revenue:

	Year Ended December 31,
	2022		2021		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$613,734	42.9%	$687,406	47.1%	$(73,672)	(10.7)%
Medium Power CW Lasers	77,079	5.4%	80,501	5.5%	(3,422)	(4.3)%
Pulsed Lasers	250,677	17.5%	240,978	16.5%	9,699	4.0%
Quasi-Continuous Wave ("QCW") Lasers	50,212	3.5%	60,668	4.2%	(10,456)	(17.2)%
Laser and Non-Laser Systems	153,471	10.8%	126,642	8.7%	26,829	21.2%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	284,374	19.9%	264,665	18.0%	19,709	7.4%
Total	$1,429,547	100.0%	$1,460,860	100.0%	$(31,313)	(2.1)%
Materials processing
Sales for materials processing applications decreased due to lower sales volumes of high power lasers, QCW lasers and medium power lasers, offset by higher sales volumes of laser and non-laser systems, other laser products, and pulsed lasers.
•The decrease in high power CW laser sales was due to lower sales for cutting application, partially offset by an increase in sales for welding applications. The decrease in sales of high power CW lasers used in cutting applications was attributable to softer demand and increased competition in China. The increase in sales of high power CW lasers used in welding applications was driven by higher sales into electric vehicle and general manufacturing industries.
•The decrease in medium power CW laser sales related to a decrease in demand for cutting and additive manufacturing applications.
•Pulsed laser sales, including high power pulsed lasers, increased due to growth in sales for cleaning and stripping applications, welding and brazing and foil cutting for EV battery processing applications, and pulsed lasers used for solar cell manufacturing applications.
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

Our net sales were derived from customers in the following geographic regions:

	Year Ended December 31,
	2022		2021		Change
	(In thousands, except for percentages)
Sales by Geography		% of Total		% of Total
North America (1)	$338,713	23.7%	$314,984	21.6%	$23,729	7.5%
Europe:
Germany	85,491	6.0%	101,738	7.0%	(16,247)	(16.0)%
Other Europe	294,481	20.6%	289,136	19.8%	5,345	1.8%
Asia:
China	479,926	33.6%	548,348	37.5%	(68,422)	(12.5)%
Japan	57,865	4.0%	54,077	3.7%	3,788	7.0%
Other Asia	152,373	10.7%	139,148	9.5%	13,225	9.5%
Rest of World	20,698	1.4%	13,429	0.9%	7,269	54.1%
Total	$1,429,547	100.0%	$1,460,860	100.0%	$(31,313)	(2.1)%
(1)The substantial majority of sales in North America are to customers in the United States.
Cost of sales and gross margin. Cost of sales increased by $109.6 million, or 14.3%, to $874.1 million in 2022 from $764.5 million in 2021. Our gross margin decreased to 38.9% in 2022 from 47.7% in 2021. Gross margin decreased mainly due to inventory provision and related charges of $74.1 million related to our Russian operations which accounted for 5.2% of the decrease in gross margin. In addition, gross margin decreased due to an increased provision for excess and obsolete inventory other than Russia, an increase in manufacturing costs and an increase in shipping costs and tariffs as a percentage of sales. Expenses related to provisions for excess or obsolete inventory and other valuation adjustments increased by $93.7 million to $128.0 million, or 9% of sales, for the year ended December 31, 2022, as compared to $34.3 million, or 2.3% of sales, for the year ended December 31, 2021.
Sales and marketing expense. Sales and marketing expense decreased by $1.6 million, or 2.0%, to $76.6 million in 2022 from $78.2 million in 2021. This change was primarily a result of a decrease of $1.6 million in personnel and related costs, mainly from reductions in bonus expense. As a percentage of sales, sales and marketing expense was 5.3% and 5.4% of sales in 2022 and 2021, respectively.
Research and development expense. Research and development expense decreased by $23.5 million, or 16.8%, to $116.1 million in 2022 from $139.6 million in 2021. This change was primarily a result of a decrease of $14.4 million in personnel and related costs and a decrease of $5.4 million expense for materials used for research and development projects. These decreases were primarily due to research and development expense associated with the telecommunications transmission product line that we divested in August 2022. As a percentage of sales, research and development expense decreased to 8.1% in 2022 from 9.6% in 2021. We expect to continue to invest in research and development efforts for our continuing products and increase expenses in whole dollars.
General and administrative expense. General and administrative expense increased by $5.4 million, or 4.3%, to $131.3 million in 2022 from $125.9 million in 2021. This change was primarily a result of an increase of $4.7 million in consultants and information systems expense. As a percentage of sales, general and administrative expense increased to 9.2% in 2022 from 8.6% in 2021.
Effect of exchange rates on sales, gross margin and operating expenses. We estimate that if exchange rates had been the same as one year ago, sales in 2022 would have been $79.0 million higher, gross margin would have been $46.5 million higher and sales and marketing, research and development and general and administrative expenses would have been $3.9 million higher. These estimates assume constant exchange rates between fiscal year 2022 and fiscal year 2021 and are calculated using the average exchange rates for the twelve-month period ended December 31, 2021 for the respective currencies, which were US$1=Euro 0.85, US$1=Japanese yen 110, US$1=Chinese yuan 6.45 and US$1=Russian ruble 74.
Gain on divestiture and sale of asset. During third quarter of 2022, we divested our telecommunications transmission product lines for $56.2 million. The divestiture resulted in a gain of $21.9 million for 2022. During the fourth quarter of 2022, we completed the sale of our corporate aircraft and recorded a gain of $9.9 million.

Impairment of long-lived assets. We recorded non-cash long-lived asset impairment charge of $79.9 million in Q4 2022, related to Russian operations as a result of additional sanctions issued by the European Union in October 2022. Those sanctions, coupled with tariffs on Russian product issued by the United States, severely affect our ability to use our Russian manufacturing capacity to supply components to other IPG factories which accounted for a majority of their manufacturing activity prior to sanctions.
Other restructuring charges Other restructuring charges of $9.7 million primarily relate to restructuring costs in Russia due to the change in business after the issuance of additional sanctions as discussed above. In addition, some restructuring charges related to the closure of our office in Lebanon which had supported the telecommunications transmission business which we divested in the third quarter of 2022.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $4.1 million in 2022 as compared to a gain of $15.1 million in 2021. The loss was primarily attributable to the depreciation of the Chinese yuan and the appreciation of the Russian ruble, partially offset by the gain from the depreciation of Euro as compared to the U.S. dollar.
Interest income (expense), net. Interest income (expense), net was $12.6 million of income in 2022 compared to $1.8 million of expense in 2021. The change in interest income (expense), net, was due to an increase in yields on cash equivalents and short term investments that resulted in higher market interest rates as compared to prior year rates.
Provision for income taxes. Provision for income taxes was $72.6 million in 2022 compared to $88.6 million in 2021, representing an effective tax rate of 39.6% in 2022 and 24.2% in 2021. The decrease in tax expense was due primarily to a reduction in book income before taxes which was partly offset by discrete items. Discrete adjustments in 2022 resulted in a $23.2 million increase in tax expense, which includes (i) $35.8 million increase in the valuation allowance primarily related to deferred tax assets in our Russian subsidiary which were provided in conjunction with the restructuring and other charges discussed above and (ii) $2.7 million for equity-based compensation deductions reflected in book income in excess of the deductions allowed for tax purposes. These detriments were partly offset by (i) $10.1 million for the acceptance of amended returns and the receipt of cash in foreign jurisdictions; (ii) $3.9 million related to a reversal of tax reserves primarily due to the expiry of the statute of limitations for the year in which the reserve was established. Discrete adjustments in 2021 resulted in a $9.1 million reduction to tax expense, which includes a decrease to tax expense for (i) $5.4 million related to equity-based compensation deductions for tax in excess of the deductions reflected in book income, (ii) $2.4 million for prior year provision to return adjustments and (iii) $2.0 million for a reduction in tax reserves as a result of the expiry of the statute of limitations for the year in which the reserve was established. The 2021 discrete benefits were offset by $1.2 million for an increase to tax expense for the impact of tax losses in subsidiaries for which no benefit was taken.
Net income attributed to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $168.5 million to $109.9 million in 2022 from $278.4 million in 2021. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 11.4% to 7.6% in 2022 from 19.0% in 2021 due to the factors described above.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents, short-term investments, our cash flows from operations and our existing lines of credit provide us with the financial flexibility to meet our liquidity and capital needs. We expect to continue making investments in capital expenditures, to assess acquisition opportunities and to repurchase shares of our stock in accordance with our repurchase program. The extent and timing of such expenditures may vary from period to period. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our growth including any ongoing impact of the COVID-19 pandemic on certain global or regional economies, global or regional recessions, the timing and extent of spending to support development efforts, expansion of global sales and marketing activities, government regulation including trade sanctions, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. As of December 31, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
Included in cash and cash equivalents are $68.3 million of cash and cash equivalents and $7.1 million of short-term investments located in Russia, and $4.7 million of cash and cash equivalents located in Belarus, as of December 31, 2022. Cash, cash equivalents and short-term investments in Russia are subject to capital controls that prevent repatriation by dividend or distribution of capital. There are currently no restrictions on our ability to use cash and cash equivalents in Russia for operating purposes including converting cash to foreign currency for the payment of goods received from vendors outside of Russia. The Russian operations are self-funding. Approximately 6% of our consolidated working capital including cash, cash equivalents and short-term investments is located in Russia. We are making no new investments in Russia.

The following table presents our principal sources of liquidity:

	As of December 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$698,209	$709,105
Short-term investments	479,374	805,400
Unused credit lines and overdraft facilities	125,965	128,772
Working capital (excluding cash and cash equivalents and short-term investments)	534,045	519,745
Short-term investments at December 31, 2022 consist of liquid investments including corporate bonds, commercial paper, and U.S. Treasury and agency obligations and term deposits with original maturities of greater than three months but less than one year. See Note 3, "Fair Value Measurements" in the notes to the consolidated financial statements for further information about our short-term investments.
The following table details our line-of-credit facilities and long-term notes as of December 31, 2022:

Description	Total Facility/ Note	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$75.0 million	BSBY plus 0.8% to 1.2%, depending on our performance	April 2025	Unsecured
Euro Credit Facility (Germany) (2)	Euro 50.0 million ($53.5 million)	ESTR plus 0.8% or Euribor plus 0.65%	July 2023	Unsecured, guaranteed by parent company and German subsidiary
Other Euro Facilities (3)	Euro 1.5 million ($1.6 million)	2.03%	March 2023	Common pool of assets of Italian subsidiary
Long-term Unsecured Note (4)	$16.0 million	1.20% above LIBOR, fixed using an interest rate swap at 2.85% per annum	May 2023	Unsecured
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At December 31, 2022, there were no amounts drawn on this line, however, there were $2.4 million of guarantees issued against the line which reduces total availability.
(2) This facility is available to certain foreign subsidiaries in their respective local currencies. At December 31, 2022, there were no drawings, however, there were $1.7 million of guarantees issued against the line which reduces total availability.
(3) At December 31, 2022, there were no drawings. This facility renews annually.
(4) At maturity, the outstanding note balance will be $15.4 million.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $75.0 million and $53.5 million (or €50.0 million as described above), respectively, and neither of them is syndicated. The banks have made amendments of our credit agreements to modify LIBOR and EONIA reference rates as these rates are phased out as borrowing reference rates. We do not plan to amend our long-term unsecured note as it matures prior to the final phase-out of LIBOR.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that we maintain a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. Funded debt is decreased by our cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50 million up to a maximum of $500 million. We were in compliance with all such financial covenants as of and for the three months ended December 31, 2022.
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

The following table summarizes our material cash commitments at December 31, 2022 and the effect such commitments are expected to have on our liquidity and cash flow in future periods. We intend to use our existing cash, cash equivalents and short term investments as well as cash generated from operations as sources of funds for these material commitments.

	Payments Due in
	Total	Less Than 1 Year
	(In thousands)
Operating lease obligations	$25,374	$6,019
Purchase obligations	25,070	24,461
Long-term debt obligation (including interest)(1)	16,218	16,218
Total(2)	$66,662	$46,698
(1)Interest for long-term debt obligation was calculated including the effect of our fixed rate of 2.85%. See Note 11, "Financing Arrangements" to the consolidated financial statements for additional details.
(2)Excludes obligations related to ASC 740, reserves for uncertain tax positions, because we are unable to provide a reasonable estimate of the timing of future payments relating to the remainder of these obligations. See Note 17, "Income Taxes" to the consolidated financial statements.
The following table presents cash flow activities:

	As of December 31,
	2022	2021
	(In thousands)
Cash provided by operating activities	$212,649	$389,700
Cash provided by (used in) investing activities	296,952	(416,282)
Cash used in financing activities	(514,549)	(125,066)
Operating activities. Net cash provided by operating activities decreased by $177.1 million to $212.6 million in 2022 from $389.7 million in 2021 primarily due to a decrease in net income and an increase in cash used by working capital. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The decrease in cash flow from operating activities in 2022 primarily resulted from:
•a decrease in cash provided by net income after adjusting for amounts to reconcile net income to net cash provided by operating activities, such as the gain on divestiture business and sale of assets, the non-cash impairment of long lived and other assets mainly attributed to our Russian operations and non-cash provisions for inventory, warranty and bad debt;
•an increase in cash used by inventory as the company built safety stock for supply chain disruptions related to third party electronic parts and components internally manufactured by our factory in Russia;
•an increase in cash used by accounts payable due to timing of payments;
•an increase in cash used by accrued expenses and other liabilities due to warranty, bonus payments exceeding bonus accruals and a reduction in customer deposits, partially offset by an increase in restructuring accruals; and,
•an increase in cash used by other taxes payable driven by the requirement to capitalize research and development expenses in the U.S., taxes due on the divestiture of business and sale of assets, and the timing of estimated tax payments made and refunds received from filing tax returns.

The decreases in cash provided by operating activities were partially offset by:

•an increase in cash provided by accounts receivable, including a decrease in days sales outstanding due to increased collection efforts; and,
•an increase in cash provided by prepaid expenses and other assets.
Investing activities. Net cash provided by investing activities was $297.0 million in 2022 as compared to cash used in investing activities of $416.3 million in 2021. The cash provided by investing activities in 2022 primarily related to $329.3 million of net proceeds from short-term investments, $52.9 million of proceeds received from the divestiture of the telecommunications transmission product lines, net of cash sold, and $26.9 million of proceeds from the sale of property, plant and equipment mainly from the sale of corporate aircraft; partially offset by $110.1 million of cash used for property, plant and equipment. The cash used in investing activities in 2021 primarily related to $123.1 million for property, plant and equipment, and $293.1 million of net purchases of investments.
In 2023, we expect to incur approximately $140.0 million to $160.0 million in capital expenditures, excluding acquisitions. Capital expenditures include investments in property, facilities and equipment to add capacity worldwide to support anticipated revenue growth, increase vertical integration, increase redundant manufacturing capacity for critical components and enhance research and development capabilities. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period. We intend to finance our capital expenditures with existing cash, cash equivalents and short term investments as well as with cash generated from operations.
Financing activities. Net cash used in financing activities was $514.5 million and $125.1 million in 2022 and 2021, respectively. The cash used in financing activities in 2022 was primarily related to the purchase of $499.5 million of treasury stock, $18.1 million of principal payments on our long-term borrowings, the purchase of non-controlling interests of $2.5 million related to the divestiture of the telecommunications transmission product lines; partially offset by net proceeds of $5.6 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units and shares issued under our employee stock purchase plan. The cash used in financing activities in 2021 was primarily related to the purchase of $134.9 million of treasury stock, $3.8 million of principal payments on our long-term borrowings and $2.6 million of payment of a purchase price holdback from a business combination; partially offset by net proceeds of $16.3 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units and shares issued under our employee stock purchase plan.
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
Interest rate risk. Certain interest rates are variable and fluctuate with current market conditions. Our investments have limited exposure to market risk. We maintain a portfolio of cash, cash equivalents and short-term investments, consisting primarily of money market funds and term deposits, commercial paper, corporate bonds, U.S. government and agency securities and term deposits. None of these investments have a maturity date in excess of one year. Because of the short-term nature of these instruments, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Russian ruble, and the Chinese yuan. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro, the Chinese yuan, and the Russian ruble. In 2022 we incurred a loss on foreign exchange transactions of $4.1 million as compared to a gain of $15.1 million in 2021. As our China subsidiary has net U.S. dollar denominated liabilities, the depreciation of the Chinese yuan contributed to most of the foreign exchange loss in 2022, partially off set by the gain from the depreciation of the Euro as our German subsidiary has net U.S. dollar denominated assets. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if we expect a currency movement to be beneficial to us in the short or medium term, we have, on occasions, chosen not to hedge or otherwise offset the underlying assets or liabilities. However, it is difficult to predict foreign currency movements accurately.
At December 31, 2022, our material foreign currency exposure is net U.S. dollar denominated assets at subsidiaries where the Euro or the Russian ruble is the functional currency and U.S. dollar denominated liabilities where the Chinese yuan is the functional currency. The net U.S. dollar denominated assets are comprised of cash, third party receivables and inter-company receivables offset by third party and inter-company U.S. dollar denominated payables. The U.S. dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. dollar to the Euro applied to the net U.S. dollar asset balances as of December 31, 2022, would result in a foreign exchange gain of $2.4 million if the U.S. dollar appreciated and a $2.5 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Ruble applied to the net U.S. dollar asset balances as of December 31, 2022, would result in a foreign exchange gain of $2.4 million if the U.S. dollar appreciated and a $2.5 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Chinese yuan applied to the net U.S. dollar liability balances as of December 31, 2022, would result in a foreign exchange loss of $2.0 million if the U.S. dollar appreciated and a $2.1 million foreign exchange gain if the U.S. dollar depreciated. Volatility between the U.S. dollar and the currencies to which we are exposed may be increased by the COVID-19 pandemic, sanctions on the Russian government and changes in central bank policy, primarily, related to interest rates.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of December 31, 2022. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
Marlborough, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IPG Photonics Corporation and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    Deloitte & Touche LLP
Boston, Massachusetts
February 27, 2023

ITEM 9B.    CONTROLS AND PROCEDURES
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2022. Pursuant to General Instruction G(3) of Form 10-K, additional information required hereunder relating to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."
ITEM 11.    EXECUTIVE COMPENSATION
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2022.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2022.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2022.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2022.
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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on November 10, 2022)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 333-136521 filed with the Commission on November 14, 2006)

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

10.2†
IPG Photonics Corporation Non-Employee Director Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 22, 2023)

10.3†	Senior Executive Annual Incentive Plan, as amended and restated April 28, 2020

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
ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2023.

IPG PHOTONICS CORPORATION

By:	/s/ Eugene A. Scherbakov
Eugene A. Scherbakov Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene A. Scherbakov Eugene A. Scherbakov	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2023

/s/ Timothy P.V. Mammen Timothy P.V. Mammen	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2023

/s/ Thomas J. Burgomaster Thomas J. Burgomaster	Vice President, Corporate Controller (Principal Accounting Officer)	February 27, 2023

/s/ Gregory Beecher Gregory Beecher	Director	February 27, 2023

/s/ Michael Child Michael Child	Director	February 27, 2023

/s/ Jeanmarie Desmond Jeanmarie Desmond	Director	February 27, 2023

/s/ Gregory Dougherty Gregory Dougherty	Director	February 27, 2023

/s/ Eric Meurice Eric Meurice	Director	February 27, 2023

/s/ Natalia Pavlova Natalia Pavlova	Director	February 27, 2023

/s/ John Peeler John Peeler	Non-Executive Chair of the Board and Director	February 27, 2023

/s/ Thomas Seifert Thomas Seifert	Director	February 27, 2023

/s/ Felix Stukalin Felix Stukalin	Director	February 27, 2023

/s/ Agnes Tang Agnes Tang	Director	February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
IPG Photonics Corporation
Marlborough, Massachusetts
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IPG Photonics Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Long-lived Asset Impairment: Refer to Notes 1 and 8 to the Financial Statements
Critical Audit Matter Description
As a result of changes in business conditions in Russia, the Company completed an impairment analysis of long-lived assets in Russia during the fourth quarter of 2022 and recorded a charge of $79.0 million in the accompanying Consolidated Statement of Income.
We identified this charge as a critical audit matter because of the significant judgments made by management to estimate the charge. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate to the reasonableness of management's estimates and assumptions related to future revenues and cash flows.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s judgments underlying the calculation of the charge, included the following, among others:

•We tested the effectiveness of controls over recording long-lived asset impairment charges, including those controls related to the forecasts of future revenues and cash flows.
•We evaluated management's ability to estimate future revenues and cash flows by comparing management’s projections to the Company’s historical results.
•We tested for the appropriate application of accounting guidance related to the impairment of long-lived assets, including judgments made by management related to the asset group subject to impairment and the timing of the related charge.
•We considered the existence of contradictory evidence based on consideration of internal communication to management and the board of directors, Company press releases, and analysts' reports, as well as any changes within the business.
Excess or Obsolete Inventory Reserve: Refer to Notes 1 and 4 to the Financial Statements
Critical Audit Matter Description
The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary based upon historic usage, estimated future usage and age. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of December 31, 2022, the Company has inventories of $509.4 million. This balance reflects inventory provisions and related charges totaling $128.0 million for the year ended December 31, 2022, and includes $74.1 million recorded in the fourth quarter of 2022 related to the restructuring of the Company’s Russian operations.
We identified the reserve for excess quantities and obsolete inventory as a critical audit matter because of the significant estimates and assumptions management makes to quantify the reserve, including the determination of expected demand, especially when considering the vertically integrated nature of the Company as well as parts subject to technological obsolescence. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the policy and the reasonableness of assumptions including expected demand.

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
•For a sample of inventory parts, we evaluated management's ability to estimate future demand by comparing actual inventory usage to estimates made in prior years.
•We considered the existence of contradictory evidence based on consideration of internal communication to management and the board of directors, Company press releases, and analysts' reports, as well as any changes within the business.

/s/    Deloitte & Touche LLP
Boston, Massachusetts
February 27, 2023
We have served as the Company's auditor since 1999.

IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$698,209	$709,105
Short-term investments	479,374	805,400
Accounts receivable, net	211,347	262,121
Inventories	509,363	460,747
Prepaid income taxes	40,934	36,990
Prepaid expenses and other current assets	47,047	73,320
Total current assets	1,986,274	2,347,683
Deferred income taxes, net	75,152	47,761
Goodwill	38,325	38,609
Intangible assets, net	34,120	52,678
Property, plant and equipment, net	580,561	635,302
Other assets	28,848	48,507
Total assets	$2,743,280	$3,170,540
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$16,031	$18,126
Accounts payable	46,233	55,839
Accrued expenses and other liabilities	202,764	230,826
Income taxes payable	9,618	8,642
Total current liabilities	274,646	313,433
Other long-term liabilities and deferred income taxes	83,274	93,855
Long-term debt, net of current portion	—	16,031
Total liabilities	357,920	423,319
Commitments and contingencies (Note 14)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 56,017,672 and 48,138,257 shares issued and outstanding, respectively, at December 31, 2022; 55,788,246 and 53,010,265 shares issued and outstanding, respectively, at December 31, 2021.	6	6
Treasury stock, at cost, 7,879,415 and 2,777,981 shares held at December 31, 2022 and December 31, 2021, respectively.	(938,009)	(438,503)
Additional paid-in capital	951,371	908,423
Retained earnings	2,576,516	2,466,607
Accumulated other comprehensive loss	(204,524)	(189,951)
Total IPG Photonics Corporation stockholders' equity	2,385,360	2,746,582
Non-controlling interests	—	639
Total equity	2,385,360	2,747,221
Total liabilities and equity	$2,743,280	$3,170,540
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Net sales	$1,429,547	$1,460,860	$1,200,724
Cost of sales	874,134	764,462	661,728
Gross profit	555,413	696,398	538,996
Operating expenses:
Sales and marketing	76,643	78,180	70,583
Research and development	116,114	139,573	126,898
General and administrative	131,253	125,882	110,005
Goodwill impairment	—	—	44,589
Gain on divestiture and sale of asset	(31,846)	—	—
Impairment of long-lived assets	79,949	—	671
Other restructuring charges	9,697	—	506
Loss (gain) on foreign exchange	4,103	(15,120)	(12,915)
Total operating expenses	385,913	328,515	340,337
Operating income	169,500	367,883	198,659
Other income (expense), net:
Interest income (expense), net	12,620	(1,839)	6,270
Other income, net	1,231	437	763
Total other income (expense)	13,851	(1,402)	7,033
Income before provision for income taxes	183,351	366,481	205,692
Provision for income taxes	72,589	88,615	45,354
Net income	110,762	277,866	160,338
Less: net income (loss) attributable to non-controlling interests	853	(550)	766
Net income attributable to IPG Photonics Corporation common stockholders	$109,909	$278,416	$159,572
Net income attributable to IPG Photonics Corporation per common share:
Basic	$2.17	$5.21	$3.00
Diluted	$2.16	$5.16	$2.97
Weighted average shares outstanding:
Basic	50,761	53,410	53,186
Diluted	50,925	53,930	53,785
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net income	$110,762	$277,866	$160,338
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(14,838)	(44,267)	1,367
Adjustment for net gain realized and included in net income	—	—	(232)
Unrealized gain (loss) on derivatives	336	278	(472)
Total other comprehensive (loss) income	(14,502)	(43,989)	663
Comprehensive income	96,260	233,877	161,001
Less: comprehensive income (loss) attributable to non-controlling interest	924	(653)	575
Comprehensive income attributable to IPG Photonics Corporation	$95,336	$234,530	$160,426
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2020	53,010,875	$5	(1,732,352)	$(265,730)	$785,636	$2,028,734	$(146,919)	$717	$2,402,443
Exercise of stock options and vesting of RSUs and PSUs, net of shares withheld for taxes	677,076	1	—	—	27,934	—	—	—	27,935
Common stock issued under employee stock purchase plan	40,943	—	—	—	5,259	—	—	—	5,259
Purchased common stock	(301,660)	—	(301,660)	(37,884)	—	—	—	—	(37,884)
Stock-based compensation	—	—	—	—	35,472	—	—	—	35,472
Recently adopted accounting standards	—	—	—	—	—	(115)	—	—	(115)
Net income	—	—	—	—	—	159,572	—	766	160,338
Foreign currency translation adjustments and other	—	—	—	—	—	—	1,558	(191)	1,367
Unrealized (loss) on derivatives, net of tax	—	—	—	—	—	—	(472)	—	(472)
Adjustment for net gain realized and included in net income	—	—	—	—	—	—	(232)	—	(232)
Balance, December 31, 2020	53,427,234	6	(2,034,012)	(303,614)	854,301	2,188,191	(146,065)	1,292	2,594,111
Exercise of stock options and vesting of RSUs and PSUs, net of shares withheld for taxes	292,849	—	—	—	10,766	—	—	—	10,766
Common stock issued under employee stock purchase plan	34,151	—	—	—	5,492	—	—	—	5,492
Purchased common stock	(743,969)	—	(743,969)	(134,889)	—	—	—	—	(134,889)
Stock-based compensation	—	—	—	—	37,864	—	—	—	37,864
Net income	—	—	—	—	—	278,416	—	(550)	277,866
Foreign currency translation adjustments and other	—	—	—	—	—	—	(44,164)	(103)	(44,267)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	278	—	278
Balance, December 31, 2021	53,010,265	6	(2,777,981)	(438,503)	908,423	2,466,607	(189,951)	639	2,747,221
Exercise of stock options and vesting of RSUs and PSUs, net of shares withheld for taxes	167,193	—	—	—	693	—	—	—	693
Common stock issued under employee stock purchase plan	62,233	—	—	—	4,890	—	—	—	4,890
Purchased common stock	(5,101,434)	—	(5,101,434)	(499,506)	—	—	—	—	(499,506)
Stock-based compensation	—	—	—	—	38,302	—	—	—	38,302
Net income	—	—	—	—	—	109,909	—	853	110,762
Foreign currency translation adjustments and other	—	—	—	—	—	—	(14,909)	71	(14,838)
Purchase of non-controlling interests	—	—	—	—	(937)	—	—	(1,563)	(2,500)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	336	—	336
Balance, December 31, 2022	48,138,257	$6	(7,879,415)	$(938,009)	$951,371	$2,576,516	$(204,524)	$—	$2,385,360
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$110,762	$277,866	$160,338
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	90,564	96,330	94,554
Deferred income taxes	(27,575)	(6,885)	(12,813)
Stock-based compensation	38,302	37,864	35,472
Goodwill impairment	—	—	44,589
Impairment of long-lived assets	79,949	—	671
Unrealized gain on foreign currency transactions	(592)	(8,560)	(19,935)
Gain on divestiture and sales of asset	(31,846)	—	—
Other	1,654	8,618	8,642
Provisions for inventory, warranty and bad debt	153,652	68,441	70,572
Changes in assets and liabilities that provided (used) cash, net of acquisitions:
Accounts receivable	34,100	(2,091)	(13,022)
Inventories	(189,013)	(149,754)	(39,900)
Prepaid expenses and other current assets	22,545	(23,697)	(3,802)
Accounts payable	(12,174)	30,997	(1,942)
Accrued expenses and other liabilities	(43,547)	24,715	(14,752)
Income and other taxes payable	(14,132)	35,856	(23,337)
Net cash provided by operating activities	212,649	389,700	285,335
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(110,141)	(123,108)	(87,696)
Proceeds from sales of property, plant and equipment	26,862	1,409	889
Proceeds from short-term investments	1,446,355	1,647,537	1,099,224
Purchases of short-term investments	(1,117,022)	(1,940,605)	(1,111,555)
Acquisitions of businesses, net of cash acquired	(2,000)	—	(429)
Proceeds from divestiture, net of cash sold	52,941	—	—
Other	(43)	(1,515)	(7)
Net cash provided by (used in) investing activities	296,952	(416,282)	(99,574)
Cash flows from financing activities:
Principal payments on long-term borrowings	(18,126)	(3,810)	(3,740)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	5,583	16,258	33,194
Purchase of treasury stock, at cost	(499,506)	(134,889)	(37,884)
Payment of purchase price holdback from business combination	—	(2,625)	(1,650)
Purchase of non-controlling interests	(2,500)	—	—
Net cash used in financing activities	(514,549)	(125,066)	(10,080)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(5,948)	(17,800)	19,888
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,896)	(169,448)	195,569
Cash, cash equivalents and restricted cash — Beginning of year	709,105	878,553	682,984
Cash, and cash equivalents — End of year	$698,209	$709,105	$878,553
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,214	$2,714	$2,234
Cash paid for income taxes	$113,200	$62,998	$85,861
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$5,178	$5,729	$8,117
Property, plant and equipment transferred from inventory	$4,172	$3,701	$4,243
Changes in accounts payable related to property, plant and equipment	$1,073	$816	$(75)
Leased assets obtained in exchange for new operating lease liabilities	$7,566	$7,489	$4,035
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business — IPG Photonics Corporation (the "Company" or "IPG") develops, manufactures and sells high-performance fiber lasers, fiber amplifiers, and diode lasers that are used for diverse applications, primarily in materials processing. The Company was incorporated as a Delaware corporation in December 1998. Its world headquarters is located in Marlborough, Massachusetts. It also has facilities and sales offices elsewhere in North and South America, Europe and Asia.
Evaluation of Russian Operations — In October 2022, the European Union (“EU”) issued sanctions that restricted the Company’s Russian subsidiary from supplying laser components to its other manufacturing facilities beginning in January 2023. These EU sanctions, coupled with increased tariffs in the United States on items imported from Russia, have negatively impacted forecasts for the Russian subsidiary’s most significant source of revenue, which is selling components and finished goods to other IPG subsidiaries. As a result of these changes in business conditions in Russia, the Company completed an impairment analysis of assets in Russia during the fourth quarter of 2022 and recorded charges in the accompanying Consolidated Statement of Income. The Company recorded $74,055 of inventory provision and related charges included in Cost of sales, $79,030 impairment of long-lived asset charges included in Impairment of long-lived assets and a $35,518 valuation allowance for deferred tax assets included in provision for income taxes. The long-lived asset impairment charge was based on a probability-weighted average of valuations using the discounted cash flow method under the income approach, the guideline public company method and the guideline transaction method under the market approach, to estimate the fair value of the long-lived assets in Russia. Further, the Company implemented a restructuring program at its Russian subsidiary and recorded restructuring charges of $8,542 for personnel-related restructuring charges and other post employment benefits included in Other restructuring charges.
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
Cash and Cash Equivalents and Short-Term Investments — Cash and cash equivalents consist primarily of highly liquid investments, such as money market fund deposits and term deposits, commercial paper, and corporate bonds with maturities of three months or less at the date of purchase with insignificant interest rate risk. Short-term investments consist of liquid investments including commercial paper, corporate bonds, U.S. government and government agency notes, and term deposits with original maturities of greater than three months but less than one year with insignificant interest rate risks. Short-term investments are held-to-maturity and accounted for at amortized cost.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable include $12,977 and $39,720 of bank acceptance drafts at December 31, 2022 and 2021, respectively. Bank acceptance drafts are bank guarantees of payment on specified dates. The weighted average maturity of these bank acceptance drafts is approximately 131 days. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an estimate of expected credit losses over the life of outstanding receivables. The estimate involves an assessment of customer creditworthiness, historical payment experience, an assumption of future expected credit losses, and the age of outstanding receivables.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Activity related to the allowance for doubtful accounts was as follows:

	2022	2021	2020
Balance at January 1	$2,108	$2,156	$2,547
Provision for bad debts, net of (recoveries)	712	434	(156)
Uncollectable accounts written off	(125)	(437)	(114)
Foreign currency translation	(56)	(45)	(121)
Balance at December 31	$2,639	$2,108	$2,156
Inventories — Inventories are stated at the lower of cost and net realizable value on a first-in, first-out basis. Inventories include parts and components that may be specialized in nature and subject to obsolescence. The Company periodically reviews the quantities and carrying values of inventories to assess whether the inventories are recoverable. The costs associated with provisions for excess quantities, technological obsolescence, or component rejections are charged to cost of sales as incurred.
Goodwill — Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. If the carrying value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The results of the goodwill assessments for the years ended December 31, 2022, 2021 and 2020 are discussed in Note 7, "Goodwill and Intangible Assets".
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
Expenditures for maintenance and repairs are charged to operating expenses.
Long-Lived Assets — Long-lived assets, which consist primarily of property, plant and equipment and identifiable intangible assets, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When undiscounted expected future cash flows are less than the carrying value, an impairment loss is recorded equal to the amount by which the carrying value exceeds the fair value of assets. The Company incurred $79,949 of non-cash impairment charges related to long-lived assets, with the majority related to Russian operations, during the year ended December 31, 2022. See Note 1, "Nature of Business and Summary of Significant Accounting Policies", section Evaluation of Russian Operations for further detail. There were no impairment charges during the year ended December 31, 2021. The Company incurred $671 of non-cash impairment charges related to long-lived assets during the year ended December 31, 2020.
Included in other long-term assets is certain demonstration equipment. The demonstration equipment is amortized over the respective estimated economic lives, generally 3 years. The carrying value of the demonstration equipment totaled $3,686 and $4,624 at December 31, 2022 and 2021, respectively. Amortization expense of demonstration equipment for the years ended December 31, 2022, 2021 and 2020, was $2,387, $3,596 and $4,166, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Authorized Capital — The Company has authorized capital stock consisting of 175,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. There are no shares of preferred stock outstanding as of December 31, 2022.
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
The Company often receives orders with the customer's schedule of delivery dates for products that may extend across several reporting periods. The Company allocates the transaction price of the contract to each delivery based on the product standalone selling price. The Company invoices for each scheduled delivery upon shipment and recognizes revenues for such delivery at that point, when transfer of control has occurred. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14 revenues allocated to future shipments of partially completed contracts are not disclosed.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The Company enters into contracts to sell customized large scale materials processing systems through its subsidiary Genesis Systems Group, LLC, for which revenue is generally recognized over time, depending on the terms of the contract. Recognizing revenue over time for these contracts is based on the Company’s judgment that the customized large scale materials processing systems do not have an alternative use and the Company has an enforceable right to payment for performance completed to date.
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
Stock-based Compensation — The Company accounts for stock-based compensation expense using the fair value of the awards granted. The Company issues equity incentive awards in the form of time-based restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs"). The fair value for RSUs is based on the closing share price of the Company's common stock on the date of grant. PSUs are aligned to specified performance targets such as financial metrics or the relative return of the Company's common stock compared to an index ("TSR PSUs"). The fair value of PSUs aligned to specified financial performance metrics is determined based on the number of units expected to vest upon achievement of the performance conditions. The fair value for PSUs aligned to the TSR is based on a Monte Carlo simulation model. The Company recognizes stock-based compensation as an expense on a straight-line basis, over the requisite service period. The Company accounts for forfeitures as they occur.
The Company has an employee stock purchase plan ("ESPP") offered to its U.S. and German employees. The Company uses the Black-Scholes model to calculate the purchase date fair value of the shares issued under the employee stock purchase plan and recognize expense related to shares purchased ratably over the offering period. The description of the Company's stock-based compensation plans and the assumptions it uses to calculate the fair value of stock-based compensation is described in Note 15, "Stock-based Compensation."
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
Restructuring — The Company records charges associated with approved restructuring plans to reorganize operations, to remove redundant headcount and infrastructure associated with business acquisitions or to improve the efficiency of business processes. Restructuring charges can include severance costs to eliminate a specific number of positions, infrastructure charges to vacate facilities and consolidate operations and contract cancellation costs. The Company records restructuring charges when they are probable and estimable. The Company accrues for severance and other employee separation costs under these plans when the employees accept the offer and the amount can be reasonably estimated, or when there is legal requirement.
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
Concentration of Credit Risk — Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains substantially all of its cash and cash equivalents and short-term investments in various financial institutions, which it believes to be high-credit quality financial institutions. The Company grants credit to customers in the ordinary course of business and provides a reserve for potential credit losses. Such losses historically have been within management's expectations.
One of our customers accounted for 14% and 22% of our net accounts receivable as of December 31, 2022 and 2021, respectively. The Company has historically depended on a few customers for a significant percentage of its annual net sales. The composition of this group can change from year to year. Net sales derived from the Company's five largest customers as a percentage of its annual net sales were 15%, 19% and 24% in 2022, 2021 and 2020, respectively.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Total components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments and other	Unrealized gain (loss) on derivatives, net of tax	Unrealized gain (loss) on available-for-sale securities	Total
Balance, January 1, 2020	$(147,161)	$10	$232	$(146,919)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	1,558			1,558
Unrealized (loss) on derivatives, net of tax benefit of $144		(472)		(472)
Adjustment for net gain realized and included in net income			(232)	(232)
Total other comprehensive (loss) income	1,558	(472)	(232)	854
Balance, December 31, 2020	(145,603)	(462)	—	(146,065)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other, net of tax benefit of $246	(44,164)			(44,164)
Unrealized (loss) on derivatives, net of tax of $83		278		278
Total other comprehensive (loss) income	(44,164)	278	—	(43,886)
Balance, December 31, 2021	(189,767)	(184)	—	(189,951)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other before reclassification, net of tax of $156	(15,117)			(15,117)
Reclassification for foreign currency translation adjustments and other included in net income	208			208
Unrealized gain on derivatives, net of tax of $104		336		336
Total other comprehensive (loss) income	(14,909)	336	—	(14,573)
Balance, December 31, 2022	$(204,676)	$152	$—	$(204,524)
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Leases — The Company determines if an arrangement is a lease at inception. Operating leases are included in other assets, accrued expenses and other liabilities, and other long-term liabilities and deferred income taxes on the Company's consolidated balance sheets.
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
Adopted Pronouncements — None.
2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Sales are derived from products for different applications: fiber lasers, diode lasers, systems and accessories for materials processing, fiber lasers, amplifiers and diodes for advanced applications, fiber amplifiers and transceivers for communications applications, and fiber lasers, systems and fibers for medical applications.
The following tables represent a disaggregation of revenue from contracts with customers for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Sales by Application
Materials processing	$1,291,262	$1,325,404	$1,082,478
Other applications	138,285	135,456	118,246
Total	$1,429,547	$1,460,860	$1,200,724

Sales by Product
High Power Continuous Wave ("CW") Lasers	$613,734	$687,406	$646,062
Medium Power CW Lasers	77,079	80,501	50,796
Pulsed Lasers	250,677	240,978	158,448
Quasi-Continuous Wave ("QCW") Lasers	50,212	60,668	50,333
Laser and Non-Laser Systems	153,471	126,642	93,727
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	284,374	264,665	201,358
Total	$1,429,547	$1,460,860	$1,200,724

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Sales by Geography
North America	$338,713	$314,984	$246,189
Europe:
Germany	85,491	101,738	65,646
Other including Eastern Europe/CIS	294,481	289,136	219,540
Asia:
China	479,926	548,348	502,278
Japan	57,865	54,077	53,180
Other	152,373	139,148	103,785
Rest of World	20,698	13,429	10,106
Total	$1,429,547	$1,460,860	$1,200,724

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,377,996	$1,402,498	$1,144,237
Goods and services transferred over time	51,551	58,362	56,487
Total	$1,429,547	$1,460,860	$1,200,724
The Company enters into contracts to sell lasers and spare parts, for which revenue is generally recognized upon shipment or delivery, depending on the terms of the contract. The Company also provides installation services and extended warranties. The Company frequently receives consideration from a customer prior to transferring goods to the customer under the terms of a sales contract. The Company records customer deposits related to these prepayments, which represent a contract liability. The Company also records deferred revenue related to installation services when consideration is received before the services have been performed. The standalone selling price for installation services is determined based on the estimated number of days of service technician time required for installation at standard service rates. The Company recognizes customer deposits and deferred revenue as net sales after control of the goods or services has been transferred to the customer and all revenue recognition criteria are met. The Company bills customers for extended warranties upon entering into the agreement with the customer, resulting in deferred revenue that is recognized over the period of the extended warranty contract. The Company recognizes revenue over time on contracts for the sale of large scale materials processing systems. The timing of customer payments on these contracts generally differs from the timing of revenue recognized. If revenue recognized exceeds customer payments, a contract asset is recorded and if customer payments exceed revenue recognized, a contract liability is recorded. Contract assets are included within prepaid expense and other current assets on the consolidated balance sheets. Contract liabilities are included within accrued expenses and other current liabilities on the consolidated balance sheets. Certain deferred revenues related to extended warranties in excess of one year from the balance sheet date are included within other long-term liabilities and deferred income taxes on the consolidated balance sheets.
The following table reflects the changes in the Company's contract assets and liabilities for the years ended December 31, 2022 and 2021:

	December 31,	January 1,		December 31,	January 1,
	2022	2022	Change	2021	2021	Change
Contract assets
Contract assets	$8,620	$9,345	$(725)	$9,345	$8,999	$346
Contract liabilities
Contract liabilities - current	80,068	89,659	(9,591)	89,659	71,246	18,413
Contract liabilities - long-term	3,142	2,691	451	2,691	2,189	502
During the year ended December 31, 2022 and 2021, the Company recognized revenue of $73,325 and $64,364, respectively, that was included in the contract liabilities at the beginning of the period.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The Company has elected the practical expedient in ASC 606-10-50-14, whereby the performance obligations for contracts with an original expected duration of one year or less are not disclosed. The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of December 31, 2022:

	Remaining Performance Obligations
	2023	2024	2025	2026	2027	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$4,155	$1,296	$960	$608	$250	$28	$7,297
Revenue to be earned over time from contracts to sell large scale materials processing systems	26,091	6,345	—	—	—	—	32,436
Total	$30,246	$7,641	$960	$608	$250	$28	$39,733

3. FAIR VALUE MEASUREMENTS
The Company's financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, long-term debt, interest rate swaps and contingent purchase consideration.
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
The carrying amounts of money market fund deposits, cash equivalent term deposits, accounts receivable, and accounts payable are considered reasonable estimates of their fair market value due to the short maturity of most of these instruments or as a result of the competitive market interest rates, which have been negotiated. The fair value of the Company's bond securities is based upon quoted prices for instruments with identical terms in active markets. The Company's commercial paper securities reported at fair value are based upon model-driven valuations in which all significant inputs are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset or liability, and are therefore classified as Level 2.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the consolidated balance sheets with the exception of the interest rate swap and contingent purchase consideration, which is measured at fair value:

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$195,654	$195,654	$—	$—
Commercial paper	94,661	—	94,661	—
Term deposits	68,827	—	68,827	—
Corporate bonds	1,497	—	1,497	—
Short-term investments:
Commercial paper	363,991	—	363,991	—
Corporate bonds	65,022	—	65,022	—
U.S. Treasury and agency obligations	39,611	—	39,611	—
Term deposits	10,113	—	10,113	—
Other assets:
Interest rate swap	198	—	198	—
Total assets	$839,574	$195,654	$643,920	$—
Liabilities
Term debt	$16,031	$—	$16,031	$—
Total liabilities	$16,031	$—	$16,031	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits and term deposits	$279,066	$279,066	$—	$—
Commercial paper	117,663	—	117,663	—
Corporate bonds	11,459	—	11,459	—
Municipal bonds	3,220	—	3,220	—
Short-term investments:
Commercial paper	557,955	—	557,955	—
Corporate bonds	215,754	—	215,754	—
U.S. Treasury and agency obligations	21,980	—	21,980	—
Municipal bonds	4,546	—	4,546	—
Term deposit	3,000	—	3,000	—
Foreign government bonds	2,015	—	2,015	—
Total assets	$1,216,658	$279,066	$937,592	$—
Liabilities
Term debt	$34,226	$—	$34,226	$—
Contingent purchase consideration	1,371	—	—	1,371
Interest rate swaps	242	—	242	—
Total liabilities	$35,839	$—	$34,468	$1,371
There were no impairments for the investments considered held-to-maturity at December 31, 2022 and December 31, 2021.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	December 31, 2022		December 31, 2021
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$479,374	$478,737	$805,400	$805,250
The Company entered into an interest rate swap that is designated as a cash flow hedge associated with a long-term note issued during the second quarter of 2016 that will terminate with the long-term note in May 2023. The fair value at December 31, 2022 for the interest rate swap considered pricing models whose inputs are observable for the securities held by the Company.
At December 31, 2022, the Company's long-term note consisted of a variable rate note. The carrying value of the note approximates the estimated fair value of $16,031. At December 31, 2021, the Company's long-term notes consisted of a variable rate note and a fixed rate note. The fair value of the notes were estimated using a discounted cash flow model using observable market interest rates. The fair value of the long-term notes, including the current portion, at December 31, 2021, was $34,226 as compared to the carrying value of $34,157. The long-term notes were reported at amortized cost on the consolidated balance sheets and were classified within Level 2 of the fair value hierarchy.
The fair value of contingent consideration at December 31, 2021 was determined using an income approach at the respective business combination date and at the reporting date. The approach is based on significant inputs that are not observable in the market and include key assumptions such as assessing the probability of meeting certain milestones required to earn the contingent consideration. The contingency period ended during 2022.
The following table presents information about the Company's movement in Level 3 liability measured at fair value:

	2022	2021
Contingent purchase consideration
Balance at January 1	$1,371	$1,963
Cash payments	—	(466)
Change in fair value	(1,477)	—
Foreign exchange adjustment	106	(126)
Balance at December 31	$—	$1,371
4. INVENTORIES
Inventories consist of the following:

	December 31,
	2022	2021
Components and raw materials	$322,506	$270,146
Work-in-process	18,911	32,506
Finished goods	167,946	158,095
Total	$509,363	$460,747
The Company recorded inventory provisions and related charges totaling $127,960, $34,285 and $45,375 for the years ended December 31, 2022, 2021 and 2020, respectively. These provisions relate to the recoverability of the value of inventories due to excess quantities and technological changes. These provisions are reported as a reduction to components and raw materials, work-in-process and finished goods. Within the inventory provision and related charges recorded in 2022, $74,055 is related to Russian operations. See Note 1, "Nature of Business and Summary of Significant Accounting Policies", section Evaluation of Russian Operations for further detail.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

5. DIVESTITURE AND SALE OF ASSET
During the third quarter of 2022, the Company completed the sale of its telecommunications transmission product line for $56,222. The Company recorded a gain on divestiture of $21,918 for the year ended December 31, 2022, which was included in the Company's consolidated statements of income. As part of and just prior to closing, the Company also acquired the remaining non-controlling interests related to the business that was sold for $2,500.
During the fourth quarter of 2022, the Company completed the sale of its corporate aircraft for $25,693 and recorded a gain of $9,928 which was included in the Company's consolidated statements of income.
6. RESTRUCTURING
In the fourth quarter of 2022, the Company implemented a restructuring program at its Russian subsidiary and closed its Lebanon branch office. These programs resulted in personnel-related restructuring charges of $9,697 for the year ended December 31, 2022. The Company expects to incur approximately $1,600 of additional personnel-related restructuring charges in 2023. All personnel-related restructuring charges are expected to be paid within 12 months. See Note 1, "Nature of Business and Summary of Significant Accounting Policies", section Evaluation of Russian Operations for further detail. The Lebanon branch office was closed in conjunction with sale of the telecommunications transmission product line detailed in Note 5, "Divestiture and Sale of Asset". There was no restructuring related activity in 2021.
The restructuring accrual was included in accrued expenses and other liabilities in the Company's consolidated balance sheets. Activity related to the restructuring accrual was as follows:

Restructuring Charges
Balance at January 1, 2022	$—
Charges	9,697
Cash payments	(4,493)
Foreign exchange adjustment	(335)
Balance at December 31, 2022	$4,869
7. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021:

	2022	2021
Balance at January 1	$38,609	$41,366
Adjustments to goodwill during the measurement period	—	(2,205)
Goodwill arising from business combinations	1,000	—
Goodwill written off related to divestiture	(796)	—
Foreign exchange adjustment	(488)	(552)
Balance at December 31	$38,325	$38,609
During the first quarter of 2021, the Company finalized the purchase price allocations related to the PiTec acquisition, which resulted in adjustments to goodwill of $2,205.
The Company performed the 2022 and 2021 annual impairment test as of October 1, 2022 and 2021, respectively, and no impairments were recorded as a result of the tests. The carrying balance of goodwill at December 31, 2022, and 2021 was net of accumulated impairments of $81,709.
During the third quarter of 2020, the Company concluded that declines in revenue and order flow for the Genesis custom systems business caused by pandemic-related decreases in capital spending in the aerospace and transportation industries were a triggering event requiring a goodwill impairment evaluation. The Company performed a quantitative assessment using the discounted cash flow method under the income approach as well as the guideline public company analysis and guideline transaction analysis under the market approach to estimate the fair value of the custom systems business. As a result, the

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Company recognized a non-cash impairment loss of $44,589, which was equal to the carrying value of goodwill prior to its impairment. The analysis considered internal forecasts of sales, profitability and capital expenditures, as well as valuation multiples of comparable public companies and valuation multiples of transactions of comparable companies. The Company performed the 2020 annual impairment test as of October 1, 2020, and no additional impairments were recorded as a result of this test. The carrying value of goodwill at December 31, 2020 was net of accumulated impairments of $81,709.
Intangible assets, subject to amortization, consisted of the following:

	December 31, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$48,155	$(21,734)	$26,421	11 years	$59,729	$(23,556)	$36,173	10 years
Technology, trademark and trade name	30,360	(23,189)	7,171	7 years	40,536	(26,269)	14,267	7 years
Production know-how	9,109	(8,818)	291	7 years	10,384	(8,723)	1,661	7 years
Patents	8,034	(7,797)	237	8 years	8,036	(7,459)	577	8 years
Total	$95,658	$(61,538)	$34,120		$118,685	$(66,007)	$52,678
Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $10,454, $12,427 and $11,974, respectively.
The estimated future amortization expense for intangibles as of December 31, 2022 is as follows:

2023	2024	2025	2026	2027	Thereafter	Total
$7,894	$5,553	$4,976	$4,216	$4,003	$7,478	$34,120
8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
	2022	2021
Land	$52,618	$51,249
Buildings	434,698	433,960
Machinery and equipment	424,197	513,054
Office furniture and fixtures	73,636	77,675
Construction-in-progress	103,655	106,682
Total property, plant and equipment	1,088,804	1,182,620
Accumulated depreciation	(508,243)	(547,318)
Total property, plant and equipment — net	$580,561	$635,302
The Company recorded depreciation expense of $76,063, $78,563 and $78,414 for the years ended December 31, 2022, 2021 and 2020, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Long-lived assets include property, plant and equipment, related deposits on such assets and demonstration equipment. The geographic locations of the Company's long-lived assets, net, based on physical location of the assets, as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
United States	$388,111	$390,255
Germany	111,726	89,017
Russia	—	70,088
Belarus	39,380	46,104
China	5,406	6,997
Other	45,641	47,004
Total	$590,264	$649,465
During the fourth quarter of 2022, the Company recorded an impairment charge for long-lived assets in Russia. See Note 1, "Nature of Business and Summary of Significant Accounting Policies", section Evaluation of Russian Operations for further detail.
9. OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	December 31,
	2022	2021
Contract liabilities	$80,068	$89,659
Accrued compensation	78,251	94,857
Current portion of accrued warranty	28,504	26,204
Short-term lease liabilities	5,234	5,454
Other	10,707	14,652
Total	$202,764	$230,826
Other long-term liabilities and deferred income taxes consist of the following:

	December 31,
	2022	2021
Accrued warranty	$24,358	$23,660
Long-term lease liabilities	16,787	18,521
Transition tax related to 2017 U.S. tax reform act	19,874	26,027
Unrealized tax benefits	15,841	19,209
Deferred income taxes	1,469	1,632
Other	4,945	4,806
Total	$83,274	$93,855

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

10. PRODUCT WARRANTIES
Activity related to the warranty accrual was as follows:

	2022	2021	2020
Balance at January 1	$49,864	$45,669	$48,866
Provision for warranty accrual	22,565	33,289	24,555
Warranty claims	(17,829)	(26,568)	(30,002)
Foreign currency translation	(1,738)	(2,526)	2,250
Balance at December 31	$52,862	$49,864	$45,669
Accrued warranty reported in the accompanying consolidated financial statements as of December 31, 2022 and December 31, 2021 consists of $28,504 and $26,204 in accrued expenses and other liabilities and $24,358 and $23,660 in other long-term liabilities and deferred income taxes, respectively.
11. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangements consist of the following:

	December 31,
	2022	2021
Total debt	$16,031	$34,157
Less: current portion	(16,031)	(18,126)
Long-term debt, net of current portion	$—	$16,031
Term Debt:
Long-Term Notes — At December 31, 2022, the Company has an unsecured long-term note with an outstanding principal balance of $16,031, all of which is current. The interest on this unsecured long-term note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15,438. The Company had another long-term note that was secured by its corporate aircraft, which matured and was paid in July 2022, at which time the outstanding principal balance was $15,375.
The future principal payments in 2023 for the Company’s Note are $16,031 as of December 31, 2022.
Revolving Line of Credit Facilities:
U.S. Line of Credit — The Company maintains an unsecured revolving line of credit with a principal amount of $75,000, expiring in April 2025. The line of credit bears interest at a variable rate of the Bloomberg Short-term Bank Yield Index ("BSBY") plus 0.80% to 1.20% depending on the Company's financial performance. Part of this credit facility is available to the Company's foreign subsidiaries including those in India, China, Japan and Brazil based on management discretion. At December 31, 2022, there were no outstanding drawings, however, there were $2,396 of guarantees issued against the line which reduced the total availability. At December 31, 2022, the remaining availability under this line was $72,604.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

 Euro Line of Credit — The Company maintains an unsecured revolving line of credit with a principal amount of €50,000 ($53,493 at December 31, 2022), expiring in July 2023. The line of credit bears interest at various rates based upon the type of loan. This credit facility is available to the Company's foreign subsidiaries including those in Germany, China and Italy based on management discretion. At December 31, 2022, there were no drawings, however, there were $1,737 of guarantees issued against the line which reduced the total availability. At December 31, 2022, the remaining availability under this line was $51,756.
Other European Facilities — The Company maintains one Euro credit line in Italy with an available principal of €1,500 ($1,605 as of December 31, 2022), with no expiration date, which bear interest at market rates that reset at the beginning of each quarter. At December 31, 2022, there were no outstanding drawings and the aggregate remaining availability under this line was $1,605. This facility is collateralized by a common pool of the assets of the Company's Italian subsidiary.
12. DERIVATIVE INSTRUMENTS
The Company's only outstanding derivative financial instrument is an interest rate swap that is classified as a cash flow hedge of its variable rate debt. The fair value amounts in the consolidated balance sheets were:

	December 31,
	2022	2021
Notional amounts (1)	$16,031	$17,219
Fair values:
Other assets	198	—
Deferred income taxes and other long-term liabilities	—	242
(1) Notional amounts represent the gross contract/notional amount of the derivative outstanding.
The derivative gains and losses in the consolidated financial statements related to the Company's current and previous interest rate swap contracts were as follows:

	Year Ended December 31,
	2022	2021	2020
Effective portion recognized in other comprehensive income (loss), pre-tax:
Interest rate swap	$440	$361	$(616)
13. LEASES
The Company leases certain warehouses, office spaces, land, vehicles and equipment under operating lease agreements. The remaining terms of these leases range from less than 1 year to 42 years. The operating lease expense for the years ended December 31, 2022, 2021 and 2020, totaled $8,112, $7,975 and $7,797, respectively. The cash paid for amounts included in the measurement of lease liabilities included in the operating cash flows from operating leases was $7,192, $6,854 and $6,634 for the years ended December 31, 2022, 2021 and 2020, respectively. The Company does not have any finance lease arrangements.
The Company's operating lease assets and lease liabilities consist of the following as of December 31, 2022 and 2021:

		Year Ended December 31,
Account	Classification	2022	2021
Right-of-use assets	Other assets	$15,564	$21,688
Short-term lease liabilities	Accrued expenses and other liabilities	5,234	5,454
Long-term lease liabilities	Other long-term liabilities and deferred income taxes	16,787	18,521
Total lease liabilities		$22,021	$23,975

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The table below presents the maturities of operating lease liabilities as of December 31, 2022:

2023	$6,019
2024	4,580
2025	3,817
2026	2,751
2027	1,857
Thereafter	6,350
Total future minimum lease payments	25,374
Less: imputed interest	(3,353)
Present value of lease liabilities	$22,021
Other information relevant to the Company's operating leases consist of the following as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Weighted-average remaining lease term	7.35 years	7.75 years
Weighted-average discount rate	4.33%	4.39%
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
Contractual Obligations — The Company has entered into various purchase obligations that include agreements for construction of buildings, raw materials and equipment. Obligations under these agreements were $25,070 and $19,880 as of December 31, 2022 and 2021, respectively, and the obligations related to raw materials and equipment are generally expected to be fulfilled within one year.
Legal proceedings — From time to time, the Company may be involved in legal disputes and other proceedings in the ordinary course of its business. These matters may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of December 31, 2022 and through the date of the Company's subsequent review period of February 27, 2023, the Company is aware of no ongoing legal proceedings that management estimates could have a material effect on the Company's Consolidated Financial Statements.
The Company has submitted a limited number of voluntary self-disclosures regarding compliance with export control laws and regulations to the Bureau of Industry and Security of the U.S. Department of Commerce ("BIS"). In October 2021, the U.S. Department of Justice advised us it was conducting an investigation into certain shipments of equipment. We believe the DOJ's investigation has concluded however BIS continues its investigation regarding our export practices. At this time, the Company is not able to conclude whether it is probable that BIS will assert a claim or assessment against the Company. Nor can the Company estimate expenses that the Company may incur as a result of the investigation.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
15. STOCK-BASED COMPENSATION
Stock-based compensation including employee stock purchase plan is included in the following financial statement captions:

	Year Ended December 31,
	2022	2021	2020
Cost of sales	$11,741	$11,245	$10,392
Sales and marketing	4,889	4,320	4,395
Research and development	7,585	9,533	9,122
General and administrative	14,120	12,883	11,749
Total stock-based compensation	38,335	37,981	35,658
Tax effect of stock-based compensation	(8,261)	(8,071)	(7,498)
Net stock-based compensation	$30,074	$29,910	$28,160
Incentive Plans — In February 2006, the Company's board of directors adopted the 2006 Incentive Compensation Plan (as amended and restated from time to time, the "2006 Plan"), which provides for the issuance of stock options, PSUs, RSUs, other equity-based awards and cash awards to the Company's directors, employees, consultants and advisors. In June 2006, the Company's board of directors adopted the Non-Employee Directors Stock Plan (the "Directors Plan") for non-employee directors, which was subsequently merged into the 2006 Plan. A total of 10,363,465 shares are reserved under the 2006 Plan. At December 31, 2022, 2,324,889 shares of the Company's stock were available for future grant under the 2006 Plan. The Company may grant stock options only at an exercise price equal to or greater than the fair market value of its common stock on the date of grant. Equity awards generally vest over periods of one to four years and generally expire ten years after the date of the grant. The vesting of awards under the 2006 Plan accelerate following the occurrence of certain change of control events if the participant's employment is terminated within two years by the Company without cause or by the participant for good reason or if an entity acquires control of the Company and does not agree to assume existing awards or replace with equivalent value awards. Awards granted to non-employee directors automatically become vested upon a change of control. All shares issued under the 2006 Plan are registered shares, newly issued by the Company.
The Company granted certain RSUs and PSUs to executive officers and other senior managers. The RSUs provide for time-based vesting of a fixed number of shares over three years. The PSUs provide the holder with the right to receive one share of the Company's common stock after the applicable award vesting period, generally three years. The final number of shares, if any, delivered upon vesting of PSUs are determined over the relevant performance period. The Company has granted two types of PSUs. In the case of TSR PSUs, performance is measured by the Company's total shareholder return over the performance period compared to the S&P 1500 Composite / Electronic Equipment Instruments & Components Index. In the case of all other PSUs, performance is measured against internal financial metrics established by the Company's board of directors. The final number of shares to be delivered under the PSUs range from 0% to 200% of the target award amount.
There were no stock options granted for the years ended December 31, 2022 and 2021. The following table summarizes the option activity for the year ended December 31, 2022:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding — January 1, 2022	1,039,372	$134.56
Granted	—	—
Exercised	(84,060)	65.52
Forfeited	(73,425)	170.17
Outstanding — December 31, 2022	881,887	$138.16	3.98 years	$5,432
Unvested — December 31, 2022	58,907	$154.74	6.14 years	$—
Exercisable — December 31, 2022	822,980	$136.98	3.83 years	$5,432
The intrinsic value of the options exercised during the years ended December 31, 2022, 2021 and 2020, was $6,069, $28,353 and $52,868, respectively. The total compensation cost related to non-vested option awards not yet recorded at

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
December 31, 2022 was $529 which is expected to be recognized over a weighted-average of 0.3 year. Cash received from option exercises during the year ended December 31, 2022 was $5,507. Tax benefit received from option exercises during the year ended December 31, 2022 was $1,526.
The following table summarizes the RSUs activity for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding — January 1, 2022	334,107	$185.37
Granted	273,711	131.32
Vested	(123,809)	183.98
Canceled	(61,273)	159.49
Outstanding — December 31, 2022	422,736	$154.22
The fair value of each restricted stock unit is the market price of Company stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2022, 2021 and 2020 was $131.32, $229.13 and $145.10, respectively. The intrinsic value of the RSUs that vested during the years ended December 31, 2022, 2021 and 2020, was $14,750, $26,036 and $22,252, respectively. The total compensation cost related to non-vested RSU awards not yet recorded at December 31, 2022 was $43,351 which is expected to be recognized over a weighted-average of 2.1 years. The aggregate fair value of awards vested during the years ended December 31, 2022, 2021 and 2020 was $22,779, $18,042, $19,535, respectively.
The fair value of TSR PSUs was determined using the Monte Carlo simulation model incorporating the following assumptions:

	2021	2020
Performance term (years)	3.0	3.0
Volatility	29% - 51%	19% - 44%
Risk-free rate of return	0.23% - 0.26%	1.39%
Dividend yield	—%	—%
Fair value per share	$248.49 - $165.15	$169.28
The following table summarizes TSR PSUs activity for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding — January 1, 2022	66,584	$195.15
Granted	—	—
Vested	—	—
Canceled	(27,494)	200.95
Outstanding — December 31, 2022	39,090	$195.82
For the years ended December 31, 2021 and 2020, the weighted average grant date fair value for new grants was $236.11 and $170.42, respectively. TSR PSUs are included at 100% of target goal. The TSR PSUs granted in 2019 and 2018 did not achieve the performance target upon vesting in 2022 and 2021, respectively, thus no shares became eligible to vest. The Company did not grant TSR PSUs in 2022. The intrinsic value of the TSR PSUs vested during the years ended December 31, 2022, 2021 and 2020 was nil, nil, $6,211. The aggregate fair value of awards vested during the years ended December 31, 2022, 2021 and 2020 was nil, nil, and $5,159, respectively. The total compensation cost related to non-vested awards not yet recorded at December 31, 2022 was $1,734 which is expected to be recognized over a weighted average of 1.2 years.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table summarizes financial metric-based PSUs activity for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding — January 1, 2022	40,580	$179.60
Granted	62,138	136.64
Vested	—	—
Canceled	(5,166)	153.83
Outstanding — December 31, 2022	97,552	$153.56
For the years ended December 31, 2022 and 2021, the weighted average grant date fair value for new grants was $136.64 and $228.62. The financial metric-based PSUs are included at 80% to 100% of target goals. The total compensation cost related to non-vested awards not yet recorded at December 31, 2022 was $7,455, which is expected to be recognized over a weighted average period of 2.0 years.
The Company has an employee stock purchase plan ("ESPP") offered to its U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the stock price on the first day or the last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee's compensation and are subject to other limitations.
The assumptions used in the Black-Scholes model for the calculation of the ESPP fair values were as follows:

	2022	2021
Performance term (year)	0.5	0.5
Volatility	41% - 52%	33% - 42%
Risk-free rate of return	0.19% - 2.52%	0.09% - 0.05%
Dividend yield	0.10%	0.10%
Fair value per share	$45.91 - $26.68	$53.09 - $56.43
Compensation expense related to the employee stock purchase plan was $1,924, $1,861 and $2,033 for the years ended December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022, 2021 and 2020, 62,233, 34,151 and 40,943 shares, respectively, were issued at an average price of $78.57, $160.81 and $128.46, respectively, under the employee stock purchase plan. As of December 31, 2022, there were 198,160 shares available for issuance under the employee stock purchase plan.
16. EMPLOYEE BENEFIT PLANS
The Company maintains a defined contribution retirement plan offered to all of its U.S. employees, as well as plans at certain foreign and domestic subsidiaries. The Company makes matching contributions to each plan, which amounted to approximately $6,344, $6,081 and $6,253, respectively, for the years ended December 31, 2022, 2021 and 2020.
17. INCOME TAXES
Income before the impact of income taxes for the years ended December 31 consisted of the following:

	2022	2021	2020
U.S.	$135,041	$103,980	$5,490
Foreign	48,310	262,501	200,202
Total	$183,351	$366,481	$205,692

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The Company's provision for income taxes for the years ended December 31 consisted of the following:

	2022	2021	2020
Current:
Federal	$39,435	$13,842	$3,871
State	3,697	273	688
Foreign	57,032	81,385	53,608
Total current	100,164	95,500	58,167
Deferred:
Federal	(25,979)	(179)	(10,300)
State	(2,121)	844	(1,594)
Foreign	525	(7,550)	(919)
Total deferred	(27,575)	(6,885)	(12,813)
Provision for income taxes	$72,589	$88,615	$45,354
A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision for the years ended December 31, were as follows:

	2022	2021	2020
Tax at statutory rate	$38,504	$76,955	$43,201
Non-U.S. rate differential — net	21,352	18,710	10,968
State income taxes — net	4,904	2,050	697
Stock-based compensation - tax detriment (benefit)	2,736	(5,440)	(9,664)
Foreign derived intangible income benefit ("FDII")	(14,576)	(4,704)	—
Withholding tax on intercompany dividend	1,005	2,883	2,193
Federal and state tax credits	(5,238)	(7,482)	(6,762)
Foreign investment tax credit	(9,559)	(324)	(3,228)
Change in reserves, including interest and penalties	(3,355)	6,041	3,878
Change in valuation allowance	36,993	1,681	2,019
Other — net	(177)	(1,755)	2,052
Provision for income taxes	$72,589	$88,615	$45,354
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, were as follows:

	2022	2021
Property, plant and equipment	$6,275	$(12,117)
Intangible assets	27,044	6,930
Inventory provisions	43,628	25,368
Allowances and accrued liabilities	2,584	5,101
Withholding tax on intercompany dividend	(1,461)	(1,098)
Other tax credits	18,554	17,013
Deferred compensation	27,114	17,365
Net operating loss carryforwards	7,410	11,544
Valuation allowance	(57,465)	(23,977)
Net deferred tax assets	$73,683	$46,129

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The Company has recorded $1,461 and $1,098 as a deferred tax liability on December 31, 2022 and 2021, respectively, for certain withholding and dividend taxes related to possible future distributions from subsidiaries to their respective parent companies. With regard to future repatriation of undistributed earnings of other non-U.S. subsidiaries, the Company continues to consider these earnings to be indefinitely reinvested to the extent the cash balance in each subsidiary is less than current needs for operations and expansion. At December 31, 2022 and 2021, the cumulative undistributed earnings in non-U.S. subsidiaries were approximately $967,674 and $949,142, respectively.
In determining the Company’s 2022 and 2021 tax provisions, the Company calculated the deferred tax assets and liabilities for each separate tax entity. The Company then considered a number of factors including the positive and negative evidence regarding the realization of deferred tax assets to determine whether a valuation allowance should be recognized with respect to the deferred tax assets.
As of December 31, 2022 and 2021, the Company had state tax credit carryforwards (net of federal tax benefit) of $18,398 and $16,836, respectively. The state tax credit carryforwards begin expiring in 2022. The Company has determined that it is not more likely than not that some of the state credits will be used before the expiration date and recorded a valuation allowance of $15,690 and $13,884 as of December 31, 2022 and 2021, respectively.
The Company has tax loss carryforwards in foreign jurisdictions totaling $22,134 and $38,070 as of December 31, 2022 and 2021, respectively. The Company does not believe it is more likely than not that most of the loss carryforwards can be used and has provided a valuation allowance against the tax benefit of the losses in foreign jurisdictions of $5,942 and $10,093 at December 31, 2022 and 2021, respectively. The decrease in the carryforward losses and related valuation allowance is primarily related to the sale or dissolution of entities that had losses rather than the use of those losses against current taxes. In addition, during the year ended December 31, 2022, the Company recorded a valuation allowance of $35,833 primarily related to deferred tax assets in its Russian subsidiary as it does not believe it is more likely than not that the entities will have future profits sufficient to get the benefit of those deferred assets. The Company's acquisition of Menara Networks, Inc. in 2016 included net operating loss carryforwards of $22,242. As of December 31, 2022 and 2021, the Company had $1,844 and $3,106 of these net operating loss carryforwards remaining, respectively. No valuation allowance has been provided for these carryforwards as the Company expects to be able to fully utilize them to offset future income.
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

	2022	2021	2020
Balance at January 1	$19,209	$14,706	$11,416
Change in prior period positions	(3,921)	(1,969)	(427)
Additions for tax positions in current period	735	6,400	4,000
Foreign exchange adjustments	(182)	72	(283)
Balance at December 31	$15,841	$19,209	$14,706
The liability for uncertain tax benefits is included in other long-term liabilities and deferred income taxes at December 31, 2022 and 2021. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters, would benefit the Company's effective tax rate, if recognized.
Estimated penalties and interest related to the underpayment of income taxes were a net benefit of $168 and $359 for the years ended December 31, 2022 and 2021, respectively, and are included within the provision for income taxes. Total accrued penalties and interest related to the underpayment of income taxes were $1,476 and $1,641 at December 31, 2022 and 2021, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently under a tax audit in the U.S. for the years 2017 to 2020. Open tax years by major jurisdictions are:

United States	2017 - 2022
Germany	2021 - 2022
Russia	2018 - 2022
18. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Year Ended December 31,
	2022	2021	2020
Net income attributable to IPG Photonics Corporation common stockholders	$109,909	$278,416	$159,572
Basic weighted average common shares	50,761,096	53,409,673	53,185,733
Dilutive effect of common stock equivalents	163,646	520,554	599,145
Diluted weighted average common shares	50,924,742	53,930,227	53,784,878
Basic net income attributable to IPG Photonics Corporation per common share	$2.17	$5.21	$3.00
Diluted net income attributable to IPG Photonics Corporation per common share	$2.16	$5.16	$2.97
The computation of diluted weighted average common shares excludes certain common stock equivalents, including non-qualified stock options, PSUs, RSUs and the employee stock purchase plan because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the years ended December 31, 2022, 2021 and 2020, respectively, were as follows:

	Year Ended December 31,
	2022	2021	2020
Non-qualified stock options	594,290	216,190	536,481
Restricted stock units	344,810	103,998	29,078
Performance stock units	81,348	25,451	—
Total weighed average anti-dilutive shares outstanding	1,020,448	345,639	565,559
On August 2, 2022 and February 15, 2022, the Company announced that its Board of Directors has authorized the purchases of up to $300,000 and $200,000 of IPG common stock, respectively. The authorizations are in addition to the Company's previously authorized stock repurchase programs. Share repurchases may be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. The share repurchase program authorization does not obligate the Company to repurchase any dollar amount or number of its shares, and repurchases may be commenced or suspended from time to time without prior notice.
On May 5, 2020, the Company announced that its Board of Directors authorized the purchase of up to $200,000 of IPG common stock. This authorization is separate from, and in addition to, the Company's $125,000 stock repurchase program authorized in February 2019.
For the years ended December 31, 2022, 2021 and 2020, respectively, the Company repurchased 5,101,434 shares, 743,969 shares, and 301,660 shares of its common stock with an average price of $97.89, $181.28 and $125.58 per share in the open market, respectively. The May 2020 authorization and February 2022 authorization to repurchase common stock were completed in 2022. As of December 31, 2022 the remaining amount authorized under the August 2022 was up to $112,153. The impact on the reduction of weighted average shares for years ended December 31, 2022, 2021 and 2020 was 2,393,478 shares, 244,451 shares and 201,953 shares, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
19. RELATED-PARTY TRANSACTIONS
Dr. Valentin P. Gapontsev, the late Chairman and former CEO of the Company, leased the annual right to use 25% of the Company's corporate aircraft under a lease signed in July 2017. The lease terminated in April 2022. The Company invoiced Dr. Gapontsev's estate or himself $249, $924 and $937 in 2022, 2021, and 2020, respectively, under the aircraft lease. There was $77 due at December 31, 2021. Dr. Gapontsev and his estate directly paid an unrelated flight management firm for the operating costs of his private use including pilot fees, fuel and other costs. Natalia Pavlova, a director, and Angelo Lopresti, an executive officer, are executors of the estate of Dr. Gapontsev.