Form 10-Q
period 2023-03-31
IPG PHOTONICS CORP
filed 2023-05-02
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 1, 2023, there were 47,305,582 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$521,137	$698,209
Short-term investments	548,473	479,374
Accounts receivable, net	236,575	211,347
Inventories	506,149	509,363
Prepaid income taxes	47,054	40,934
Prepaid expenses and other current assets	56,199	47,047
Total current assets	1,915,587	1,986,274
Deferred income taxes, net	59,089	75,152
Goodwill	38,388	38,325
Intangible assets, net	32,104	34,120
Property, plant and equipment, net	594,273	580,561
Other assets	31,715	28,848
Total assets	$2,671,156	$2,743,280
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$15,734	$16,031
Accounts payable	40,902	46,233
Accrued expenses and other current liabilities	189,786	202,764
Income taxes payable	3,100	9,618
Total current liabilities	249,522	274,646
Other long-term liabilities and deferred income taxes	83,109	83,274
Total liabilities	332,631	357,920
Commitments and contingencies (Note 11)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 56,183,735 and 47,305,551 shares issued and outstanding, respectively, at March 31, 2023; 56,017,672 and 48,138,257 shares issued and outstanding, respectively, at December 31, 2022.	6	6
Treasury stock, at cost, 8,878,184 and 7,879,415 shares held at March 31, 2023 and December 31, 2022, respectively.	(1,051,103)	(938,009)
Additional paid-in capital	957,103	951,371
Retained earnings	2,636,651	2,576,516
Accumulated other comprehensive loss	(204,132)	(204,524)
Total equity	2,338,525	2,385,360
Total liabilities and equity	$2,671,156	$2,743,280
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Net sales	$347,174	$369,979
Cost of sales	200,236	198,158
Gross profit	146,938	171,821
Operating expenses:
Sales and marketing	21,088	20,374
Research and development	22,770	33,450
General and administrative	30,128	30,664
Other restructuring charges	181	—
Gain on foreign exchange	(2,655)	(5,810)
Total operating expenses	71,512	78,678
Operating income	75,426	93,143
Other income (expense), net:
Interest income (expense), net	7,533	(70)
Other income (expense), net	331	(236)
Total other income (expense)	7,864	(306)
Income before provision for income taxes	83,290	92,837
Provision for income taxes	23,155	23,209
Net income	60,135	69,628
Less: net income attributable to non-controlling interests	—	56
Net income attributable to IPG Photonics Corporation common stockholders	$60,135	$69,572
Net income attributable to IPG Photonics Corporation per common share:
Basic	$1.26	$1.32
Diluted	$1.26	$1.31
Weighted average common shares outstanding:
Basic	47,542	52,810
Diluted	47,776	53,100
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net income	$60,135	$69,628
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	481	(39,326)
Unrealized (loss) gain on derivatives	(89)	213
Total other comprehensive income (loss)	392	(39,113)
Comprehensive income	60,527	30,515
Less: comprehensive income attributable to non-controlling interests	—	361
Comprehensive income attributable to IPG Photonics Corporation	$60,527	$30,154

See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$60,135	$69,628
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,889	23,435
Deferred income taxes	16,106	(3,397)
Stock-based compensation	9,576	9,994
Unrealized gain on foreign currency transactions	(1,877)	(2,393)
Other	(4,244)	2,368
Provisions for inventory, warranty and bad debt	17,214	16,142
Changes in assets and liabilities that (used) provided cash, net of acquisitions:
Accounts receivable	(24,642)	2,621
Inventories	(8,989)	(50,951)
Prepaid expenses and other assets	(10,419)	3,052
Accounts payable	(4,600)	(8,448)
Accrued expenses and other liabilities	(19,120)	(31,448)
Income and other taxes payable	(9,749)	(14,180)
Net cash provided by operating activities	37,280	16,423
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(33,404)	(25,177)
Proceeds from sales of property, plant and equipment	1,600	428
Purchases of short-term investments	(343,820)	(475,435)
Proceeds from short-term investments	279,499	505,818
Acquisitions of businesses, net of cash acquired	—	(2,000)
Other	107	(1,164)
Net cash (used in) provided by investing activities	(96,018)	2,470
Cash flows from financing activities:
Principal payments on long-term borrowings	(298)	(964)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	(3,844)	(724)
Purchase of treasury stock, at cost	(113,094)	(78,757)
Net cash used in financing activities	(117,236)	(80,445)
Effect of changes in exchange rates on cash and cash equivalents	(1,098)	(5,036)
Net decrease in cash and cash equivalents	(177,072)	(66,588)
Cash and cash equivalents — Beginning of period	698,209	709,105
Cash and cash equivalents — End of period	$521,137	$642,517
Supplemental disclosure of cash flow information:
Cash paid for interest	$525	$857
Cash paid for income taxes	$19,203	$25,423
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$1,499	$917
Inventory transferred to machinery and equipment	$(554)	$780
Changes in accounts payable related to property, plant and equipment	$1,109	$(646)
Leased assets obtained in exchange for new operating lease liabilities	$457	$4,229
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2023	48,138,257	$6	(7,879,415)	$(938,009)	$951,371	$2,576,516	$(204,524)	$—	$2,385,360
Exercise of stock options and vesting of RSUs and PSUs, net of shares withheld for taxes	166,063	—	—	—	(3,844)	—	—	—	(3,844)
Purchased common stock	(998,769)	—	(998,769)	(113,094)	—	—	—	—	(113,094)
Stock-based compensation	—	—	—	—	9,576	—	—	—	9,576
Net income	—	—	—	—	—	60,135	—	—	60,135
Foreign currency translation adjustments and other	—	—	—	—	—	—	481	—	481
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	(89)	—	(89)
Balance, March 31, 2023	47,305,551	$6	(8,878,184)	$(1,051,103)	$957,103	$2,636,651	$(204,132)	$—	$2,338,525

Balance, January 1, 2022	53,010,265	$6	(2,777,981)	$(438,503)	$908,423	$2,466,607	$(189,951)	$639	$2,747,221
Exercise of stock options and vesting of RSUs and PSUs, net of shares withheld for taxes	133,316	—	—	—	(724)	—	—	—	(724)
Purchased common stock	(601,115)	—	(601,115)	(78,757)	—	—	—	—	(78,757)
Stock-based compensation	—	—	—	—	9,994	—	—	—	9,994
Net income	—	—	—	—	—	69,572	—	56	69,628
Foreign currency translation adjustments and other	—	—	—	—	—	—	(39,631)	305	(39,326)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	213	—	213
Balance, March 31, 2022	52,542,466	$6	(3,379,096)	$(517,260)	$917,693	$2,536,179	$(229,369)	$1,000	$2,708,249
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by IPG Photonics Corporation, or "IPG", "its" or the "Company". Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
Activity related to the allowance for doubtful accounts was as follows:

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$2,639	$2,108
Provision for bad debts, net of (recoveries)	(209)	(146)
Uncollectable accounts written off	(50)	(1)
Foreign currency translation	(17)	(24)
Balance, end of period	$2,363	$1,937
Comprehensive Income — Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive income is the cumulative foreign currency translation adjustment and unrealized gains or losses on derivatives. These adjustments are accumulated within the condensed consolidated statements of comprehensive income.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Total components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments and other	Unrealized gain (loss) on derivatives, net of tax	Total
Balance, January 1, 2023	$(204,676)	$152	$(204,524)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other, net of tax expense of $35	481	—	481
Unrealized loss on derivatives, net of tax benefit of $26	—	(89)	(89)
Total other comprehensive income (loss)	481	(89)	392
Balance, March 31, 2023	$(204,195)	$63	$(204,132)

Balance, January 1, 2022	$(189,767)	$(184)	$(189,951)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other, net of tax expense of $44	(39,631)	—	(39,631)
Unrealized gain on derivatives, net of tax expense of $66	—	213	213
Total other comprehensive (loss) income	(39,631)	213	(39,418)
Balance, March 31, 2022	$(229,398)	$29	$(229,369)
2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Sales are derived from products for different applications: fiber lasers, diode lasers, systems and accessories for materials processing; fiber lasers, diodes and amplifiers for advanced applications; and fiber lasers, systems and fibers for medical applications.
The following tables represent a disaggregation of revenue from contracts with customers:

	Three Months Ended March 31,
	2023	2022
Sales by Application
Materials processing	$312,969	$338,963
Other applications	34,205	31,016
Total	$347,174	$369,979

Sales by Product
High Power Continuous Wave ("CW") Lasers	$154,034	$167,691
Medium Power CW Lasers	13,839	23,668
Pulsed Lasers	56,147	66,932
Quasi-Continuous Wave ("QCW") Lasers	11,282	12,780
Laser and Non-Laser Systems	41,384	34,597
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	70,488	64,311
Total	$347,174	$369,979

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Sales by Geography
North America	$76,080	$77,225
Europe:
Germany	19,833	27,417
Other Europe	80,420	80,000
Asia:
China	101,287	129,748
Japan	21,618	12,886
Other	43,654	38,675
Rest of World	4,282	4,028
Total	$347,174	$369,979

Timing of Revenue Recognition
Goods and services transferred at a point in time	$333,125	$355,415
Goods and services transferred over time	14,049	14,564
Total	$347,174	$369,979
One of the Company's customers accounted for 16% and 14% of the Company's net accounts receivable as of March 31, 2023 and December 31, 2022, respectively.
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

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table reflects the changes in the Company's contract assets and liabilities for the three months ended March 31, 2023 and 2022:

	March 31,	January 1,		March 31,	January 1,
	2023	2023	Change	2022	2022	Change
Contract assets
Contract assets	$13,806	$8,620	$5,186	$9,842	$9,345	$497
Contract liabilities
Contract liabilities - current	82,903	80,068	2,835	94,418	89,659	4,759
Contract liabilities - long-term	3,020	3,142	(122)	2,770	2,691	79
During the three months ended March 31, 2023 and 2022 the Company recognized revenue of $29,012 and $21,024, respectively, that was included in contract liabilities at the beginning of each period.
The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of March 31, 2023:

	Remaining Performance Obligations
	2023 (a)	2024	2025	2026	2027	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$2,656	$1,570	$1,017	$668	$280	$29	$6,220
Revenue to be earned over time from contracts to sell large scale materials processing systems	22,309	5,667	—	—	—	—	27,976
Total	$24,965	$7,237	$1,017	$668	$280	$29	$34,196
(a) For the nine-month period beginning April 1, 2023.
3. FAIR VALUE MEASUREMENTS
The Company's financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, drawings on revolving lines of credit, long-term debt and interest rate swaps.
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
The fair value of money market fund deposits, term deposits, accounts receivable, accounts payable and drawings on revolving lines of credit is reasonably close to their carrying amounts due to the short maturity of most of these instruments or as a result of the competitive market interest rates, which have been negotiated. The fair value of the Company's commercial paper, corporate bonds, U.S. Treasury and agency obligations and term deposits are based on level 2 inputs.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the condensed consolidated balance sheets with the exception of the interest rate swap, which are measured at fair value:

	Fair Value Measurements at March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$117,102	$117,102	$—	$—
Commercial paper	74,846	—	74,846	—
Term deposits	27,061	—	27,061	—
Short-term investments:
Commercial paper	397,022	—	397,022	—
Corporate bonds	76,530	—	76,530	—
U.S. Treasury and agency obligations	71,432	—	71,432	—
Term deposits	3,009	—	3,009	—
Other assets:
Interest rate swap	83	—	83	—
Total assets	$767,085	$117,102	$649,983	$—
Liabilities
Term debt	$15,734	$—	$15,734	$—
Total liabilities	$15,734	$—	$15,734	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$195,654	$195,654	$—	$—
Commercial paper	94,661	—	94,661	—
Term deposits	68,827	—	68,827	—
Corporate bonds	1,497	—	1,497	—
Short-term investments:
Commercial paper	363,991	—	363,991	—
Corporate bonds	65,022	—	65,022	—
U.S. Treasury and agency obligations	39,611	—	39,611	—
Term deposits	10,113	—	10,113	—
Other assets:
Interest rate swaps	198	—	198	—
Total assets	$839,574	$195,654	$643,920	$—
Liabilities
Term debt	$16,031	$—	$16,031	$—
Total liabilities	$16,031	$—	$16,031	$—
Short-term investments consist of liquid investments with original maturities of greater than three months but less than one year and are recorded at amortized cost. There were no impairments for the investments considered held-to-maturity during the quarters ended March 31, 2023 and 2022. There were no current expected credit loss allowances for the investments considered held-to-maturity at March 31, 2023 and 2022. The Company holds highly-rated held-to-maturity instruments that are within one year of maturity.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	March 31, 2023		December 31, 2022
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$548,473	$547,993	$479,374	$478,737
The Company entered into an interest rate swap that is designated as a cash flow hedge associated with a long-term note issued during the second quarter of 2016 that will terminate with the long-term note in May 2023. The fair value at March 31, 2023 for the interest rate swap considered pricing models whose inputs are observable for the securities held by the Company.
At March 31, 2023 and December 31, 2022, the Company's long-term note is a variable rate note. The carrying value of the note approximates the estimated fair value of $15,734 and $16,031, respectively. The long-term note was reported at amortized cost on the condensed consolidated balance sheets and was classified within Level 2 of the fair value hierarchy.
4. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2023	2022
Components and raw materials	$308,357	$322,506
Work-in-process	39,603	18,911
Finished goods	158,189	167,946
Total	$506,149	$509,363
The Company recorded inventory provisions totaling $12,096 and $10,781 for the three months ended March 31, 2023 and 2022, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials, work-in-process and finished goods.
5. RESTRUCTURING
In the fourth quarter of 2022, the Company implemented a restructuring program at its Russian subsidiary. The program resulted in personnel-related restructuring charges of $181 for the three months ended March 31, 2023. All personnel-related restructuring charges are expected to be paid within 12 months. There was no restructuring related activity for the three months ended March 31, 2022.
The restructuring accrual was included in accrued expenses and other current liabilities in the Company's condensed consolidated balance sheets. Activity related to the restructuring accrual was as follows:

Three Months Ended March 31,
2023
Balance, beginning of period	$4,869
Charges	181
Cash payments	(1,758)
Foreign exchange adjustment	(367)
Balance, end of period	$2,925

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
6. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill:

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$38,325	$38,609
Goodwill arising from business combinations	—	1,000
Foreign exchange adjustment	63	132
Balance, end of period	$38,388	$39,741
Intangible assets, subject to amortization, consisted of the following:

	March 31, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$48,186	$(22,816)	$25,370	11 years	$48,155	$(21,734)	$26,421	11 years
Technology, trademark and trade name	30,222	(23,892)	6,330	7 years	30,360	(23,189)	7,171	7 years
Production know-how	9,133	(8,919)	214	7 years	9,109	(8,818)	291	7 years
Patents	8,034	(7,844)	190	8 years	8,034	(7,797)	237	8 years
Total	$95,575	$(63,471)	$32,104		$95,658	$(61,538)	$34,120
Amortization expense for the three months ended March 31, 2023 and 2022 was $2,021 and $3,021, respectively. The estimated future amortization expense for intangibles for the remainder of 2023 and subsequent years is as follows:

2023 (a)	2024	2025	2026	2027	Thereafter	Total
$5,873	$5,554	$4,977	$4,216	$4,004	$7,480	$32,104
(a) For the nine-month period beginning April 1, 2023.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
7. OTHER LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2023	2022
Contract liabilities	$82,903	$80,068
Accrued compensation	60,311	78,251
Current portion of accrued warranty	28,813	28,504
Short-term lease liabilities	5,037	5,234
Other	12,722	10,707
Total	$189,786	$202,764
Other long-term liabilities and deferred income taxes consist of the following:

	March 31,	December 31,
	2023	2022
Accrued warranty	$25,026	$24,358
Transition tax related to 2017 U.S. tax reform act	19,874	19,874
Long-term lease liabilities	15,869	16,787
Unrealized tax benefits	15,805	15,841
Deferred income taxes	1,477	1,469
Other	5,058	4,945
Total	$83,109	$83,274
8. PRODUCT WARRANTIES
The Company typically provides one to five years parts and service warranties on lasers, laser and non-laser systems, and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
Activity related to the warranty accrual was as follows:

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$52,862	$49,864
Provision for warranty accrual	4,375	5,071
Warranty claims	(3,798)	(3,707)
Foreign currency translation	400	(882)
Balance, end of period	$53,839	$50,346
Accrued warranty reported in the accompanying condensed consolidated financial statements as of March 31, 2023 and December 31, 2022 consist of $28,813 and $28,504 in accrued expenses and other current liabilities, respectively, and $25,026 and $24,358 in other long-term liabilities and deferred income taxes, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
9. FINANCING ARRANGEMENTS
The Company's borrowings under existing financing arrangement consists of the following:

	March 31,	December 31,
	2023	2022
Current portion of long-term debt	$15,734	$16,031
Term Debt:
At March 31, 2023, the Company has an unsecured long-term note with an outstanding principal balance of $15,734, all of which is current. The interest on this unsecured long-term note is variable at 1.20% above LIBOR and is fixed using an interest rate swap at 2.85% per annum. The unsecured long-term note matures in May 2023, at which time the outstanding principal balance will be $15,438.
Revolving Line of Credit Facilities:
The Company maintains a $75,000 U.S. revolving line of credit and a €50,000 ($54,385) line-of-credit in Germany, both of which are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. The Company also maintains a €1,500 ($1,632) Italian overdraft facility. At March 31, 2023 and December 31, 2022, there were no amounts drawn on the U.S. line-of-credit, and there were $2,460 and $2,396, respectively, of guarantees issued against the facility, which reduce the amount of the facility available to draw. At March 31, 2023 and December 31, 2022, there were no amounts drawn on the euro line-of-credit, and there were $1,663 and $1,737, respectively, of guarantees issued against those facilities, which reduce the amount available to draw. At March 31, 2023 and December 31, 2022, there were no amounts drawn on the euro overdraft facility. After providing for the guarantees used, the total unused lines-of-credit and overdraft facilities are $126,894 at March 31, 2023.
10. DERIVATIVE FINANCIAL INSTRUMENTS
The Company's only outstanding derivative financial instrument is an interest rate swap that is classified as a cash flow hedge of its variable rate debt. The fair value amounts in the condensed consolidated balance sheets were:

	March 31,	December 31,
	2023	2022
Notional amounts (1)	$15,734	$16,031
Fair values:
Other assets	$83	$198
(1) Notional amounts represent the gross contract/notional amount of the derivatives outstanding.
The derivative gains and losses in the condensed consolidated financial statements related to the Company's current and previous interest rate swap contracts were as follows:

	Three Months Ended March 31,
	2023	2022
Effective portion recognized in other comprehensive income, pretax:
Interest rate swap	$(115)	$279
11. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in legal disputes and other proceedings in the ordinary course of its business. These matters may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of March 31, 2023 and through the filing date of these condensed consolidated financial statements, the Company is aware of no ongoing legal proceedings that management estimates could have a material effect on the Company's Consolidated Financial Statements.
The Company has submitted a limited number of voluntary self-disclosures regarding compliance with export control laws and regulations to the Bureau of Industry and Security of the U.S. Department of Commerce. In October 2021, the U.S.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Department of Justice ("DOJ") advised the Company it was conducting an investigation into certain shipments of equipment. The Company believes the DOJ's investigation has concluded however other agencies of the Federal government continue an investigation regarding our export practices. At this time, the Company is not able to conclude whether it is probable that the Federal government will assert a claim or assessment against the Company, nor can the Company estimate expenses that the Company may incur as a result of the investigation.
12. INCOME TAXES
The effective tax rates were 27.8% and 25.0% for the three months ended March 31, 2023 and 2022, respectively. There was a net discrete tax detriment of $1,972 for the three months ended March 31, 2023 and a net discrete tax benefit of $252 for the three months ended March 31, 2022. The detriment in 2023 relates primarily to the tax impact from tax deductions for stock-based compensation that were less than the compensation expense recognized for books. There was a similar detriment for stock-based compensation in 2022 but in that year, this item was offset by reductions in tax liability as a result of changes in position agreed to with tax authorities for prior year audits.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes. The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The following is a summary of the activity of the Company’s unrecognized tax benefits for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$15,841	$19,209
Change in prior period positions	42	(249)
Additions for tax positions in current period	—	500
Foreign currency translation	(78)	(541)
Balance, end of period	$15,805	$18,919
The liability for uncertain tax benefits is included in other long-term liabilities and deferred income taxes at March 31, 2023 and December 31, 2022. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate, if recognized.
13. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER COMMON SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per common share following the treasury stock method:

	Three Months Ended March 31,
	2023	2022
Net income attributable to IPG Photonics Corporation common stockholders	$60,135	$69,572
Basic weighted average common shares	47,542,071	52,809,654
Dilutive effect of common stock equivalents	234,050	289,885
Diluted weighted average common shares	47,776,121	53,099,539
Basic net income attributable to IPG Photonics Corporation per common share	$1.26	$1.32
Diluted net income attributable to IPG Photonics Corporation per common share	$1.26	$1.31
The computation of diluted weighted average common shares excludes common stock equivalents including non-qualified stock options, performance stock units ("PSUs"), restricted stock units ("RSUs") and employee stock purchase plan

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
("ESPP") because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Non-qualified stock options	543,408	472,699
Restricted stock units	346,729	205,272
Performance stock units	30,860	31,560
Total weighed average anti-dilutive shares outstanding	920,997	709,531
For the three months ended March 31, 2023, the Company repurchased 998,769 shares of common stock under a $300,000 purchase plan approved by the Board of Directors in August 2022 at a weighted average price of $112.29 per share in the open market. The impact on the reduction of weighted average shares for the three months ended March 31, 2023 was 661,816 shares. As of March 31, 2023, the Company has completed all of the repurchases under this authorization.
14. SUBSEQUENT EVENTS
On May 2, 2023, the Company announced that its Board of Directors has authorized the purchase of up to $200,000 of IPG common stock. Share repurchases may be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. The share repurchase program authorization does not obligate the Company to repurchase any dollar amount or number of its shares, and repurchases may be commenced or suspended from time to time without prior notice.

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
Overview
We develop, manufacture and sell high-performance fiber lasers and diode lasers that are used for diverse applications, primarily in materials processing. We also manufacture and sell complementary products used with our lasers including optical delivery cables, fiber couplers, beam switches, optical processing heads, in-line sensors and chillers. In addition, we offer laser-based and non-laser based systems for certain markets and applications. Our portfolio of laser solutions is used in materials processing, medical and advanced applications. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally, primarily through our direct sales force. Our major manufacturing facilities are located in the United States, Germany, Russi~~a~~ and Belarus. We have sales and service offices and applications laboratories worldwide.
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
Russia-Ukraine Conflict. The Russia-Ukraine conflict and the sanctions imposed in response to this crisis have significantly curtailed our ability to use our manufacturing operations in Russia to supply other IPG operations outside of Russia. The conflict and the risk of additional sanctions has also increased the levels of uncertainty and risks facing the Company due to our manufacturing operations in Belarus. Since the start of the conflict, we have been executing on plans to reduce our reliance on our Russia and Belarus operations by adding capacity in other countries, increasing inventories worldwide and qualifying third-party suppliers. In 2022, we began hiring and training additional employees, expanding capacity for increased production, and running additional shifts in the U.S. and Germany and adding additional manufacturing capacity in Italy and Poland.
In October 2022, the European Union introduced new sanctions that restrict our ability to ship and receive components from our factory in Russia to the E.U. beginning in January 2023. We believe the contingency measures outlined above that we have already put in place mitigate substantially all the effects of the recent sanctions on our ability to supply finished products to customers. If we have not fully mitigated the effect of these and other trade restrictions, or if new sanctions are adopted, our ability to supply finished products to customers could be impacted. Although we believe our contingency plans mitigate the risk of our ability to supply customers with finished product, these plans require additional investments in facilities outside of Russia and Belarus in the near term as well as additional ongoing operating costs, primarily associated with the higher cost of labor outside of Russia and Belarus. While we have sufficient financial resources to make these investments and expenditures, our gross margins and financial results have been and will be adversely impacted by increased operating costs associated with these transitions. Over time, we intend to mitigate some of these increases by producing components in countries with lower labor costs than the United States and Germany, with ongoing product expense reduction initiatives, higher productivity from automation, improved yields and product specifications. We are also continuing to review our operations in Russia and Belarus. For additional information regarding the risks and potential impacts of the Russia-Ukraine conflict, see “Risk Factors – The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations” in Item 1A of Part II of Form 10-K for the year ended December 31, 2022.
Sales to third-parties in Russia were approximately 3% of our revenue in the first quarter of 2023 and for the full year ended December 31, 2022. Our Russian subsidiary has historically supplied finished goods for our China market. Sanctions have limited our ability to provide components to Russia for the completion of finished lasers. Although our Russian operation has built safety stock in anticipation of this situation, we are also producing more finished lasers for China at other IPG locations. The total value of product shipped to the Chinese market from Russia was approximately $4.6 million for the three months ended March 31, 2023 and $62 million for the full year ended December 31, 2022.

Given the sanctions introduced by the European Union in October 2022, which imposed further restrictions on our Russian operations, we evaluated the recoverability of certain assets located in Russia during the fourth quarter of 2022 and incurred impairment charges that reduced the value of fixed assets, inventory and other current assets. We also incurred restructuring charges in 2022. At March 31, 2023, we had working capital excluding cash and cash equivalents of $22.2 million in Russia of which $22.4 million is inventory. We had $67.5 million cash and cash equivalents in Russia. The net asset value of our long lived assets was $2.8 million. In addition to the impairment charges referenced above, the net value of assets in Russia has been reduced by $125.9 million due to the cumulative translation affect of the Russian ruble compared to the U.S. dollar, which is included in the accumulated comprehensive loss component of stockholders' equity. Depending upon the outcome of our review of our Russian operations, the cumulative translation affect of foreign exchange fluctuations that is currently included in accumulated comprehensive loss on our consolidated balance sheets may be charged to our consolidated statements of income.
We continue to manufacture laser cabinets and other mechanical components in Belarus. Trade sanctions to date have not significantly affected our ability to supply these items from Belarus to other manufacturing locations. The value of the long lived assets in Belarus was $37.5 million at March 31, 2023, and we had working capital excluding cash of $5.0 million in Belarus of which $4.5 million is inventory. In addition, we had $4.0 million cash in Belarus.
COVID-19. Global demand trends have been impacted by the ongoing COVID-19 pandemic. While business conditions generally improved from the severe contraction experienced in 2020, it is difficult to predict whether conditions could change if there are additional restrictions imposed as a result of a resurgence in COVID-19 infections. To date, we have been able to accommodate these changes to our business operations and continue to meet customer demand. If guidelines or mandates from relevant authorities becomes more restrictive due to a resurgence of COVID-19 in a particular region, the effect on our operations could be more significant.
Supply Chain. We and our customers are experiencing increased lead times and costs for certain components purchased from third party suppliers; particularly electronic components. We, our customers and our suppliers continue to face constraints related to supply chain and logistics, including availability of capacity, materials, air cargo space, sea containers and higher freight rates. While supply chain and logistics constraints have moderated, they have not yet fully returned to pre-pandemic conditions. Supply chain constraints have not significantly affected our business but they have moderately increased our freight costs, caused us to carry higher levels of safety stock for certain inventory items, increased the cost of certain electronic components and caused delays in recognizing revenue for certain custom processing systems in our Genesis business due to delays in receiving components.
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
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive including electric vehicles ("EV"), other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 90% of our revenues for both the first quarter of 2023 and the full 2022 fiscal year were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $12.1 million and $10.8 million for the three months ended March 31, 2023 and 2022, respectively.
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
Goodwill and long-lived assets impairments. We review our intangible assets and property, plant and equipment for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates, lack of growth in our relevant business units, differences in the estimated product acceptance rates, or market prices below the carrying value of long-lived assets evaluated for sale could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. We are evaluating certain U.S.-based assets for sale, including land and buildings. If the estimated sales value of any of these assets is below carrying value, then we may need to record an asset impairment charge when they are classified as held-for-sale. We have long-lived assets in Belarus with a carrying value of $37.5 million. If sanctions increase or if the geopolitical situation changes such that we can no longer use Belarus as a source of supply for our laser cabinets and other mechanical components, we may need to evaluate those assets for impairment, which may result in impairment charges.
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
Foreign exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S., Germany, Russia and Belarus) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the euro, the Russian ruble, and the Chinese yuan have had and could have an additional significant impact on our sales, costs and earnings. For the quarter ended March 31, 2023, the foreign exchange gain created by depreciation of the Russian ruble and appreciation of the Chinese yuan was partially offset by a foreign exchange loss created by the appreciation of the euro as compared to the U.S. dollar. This is because our European and Russian subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.

Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from period to period. Net sales derived from our five largest customers as a percentage of our net sales was 19% for the three months ended March 31, 2023 and 15%, and 19% for the full years 2022 and 2021, respectively. One of our customers accounted for 16% and 14% of our net accounts receivable at March 31, 2023 and December 31, 2022, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our products. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Net sales. Net sales decreased by $22.8 million, or 6.2%, to $347.2 million for the three months ended March 31, 2023 from $370.0 million for the three months ended March 31, 2022.
The table below sets forth sales by application:

	Three Months Ended March 31,
	2023		2022		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$312,969	90.1%	$338,963	91.6%	$(25,994)	(7.7)%
Other applications	34,205	9.9%	31,016	8.4%	3,189	10.3%
Total	$347,174	100.0%	$369,979	100.0%	$(22,805)	(6.2)%
The table below sets forth sales by type of product and other revenue:

	Three Months Ended March 31,
	2023		2022		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$154,034	44.4%	$167,691	45.3%	$(13,657)	(8.1)%
Medium Power CW Lasers	13,839	4.0%	23,668	6.4%	(9,829)	(41.5)%
Pulsed Lasers	56,147	16.2%	66,932	18.1%	(10,785)	(16.1)%
Quasi-Continuous Wave ("QCW") Lasers	11,282	3.2%	12,780	3.5%	(1,498)	(11.7)%
Laser and Non-Laser Systems	41,384	11.9%	34,597	9.4%	6,787	19.6%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	70,488	20.3%	64,311	17.3%	6,177	9.6%
Total	$347,174	100.0%	$369,979	100.0%	$(22,805)	(6.2)%
Materials processing
Sales for materials processing applications decreased due to lower sales of high power CW lasers, pulsed lasers, medium power CW lasers and QCW lasers, partially offset by higher sales of laser and non-laser systems and other laser products and services.
•High power CW laser sales decreased due to lower sales for cutting applications, partially offset by an increase in sales for welding applications. Within cutting applications, the decrease in sales was attributable to softer demand in China. The increase in sales of high power CW lasers used in welding applications was driven by higher sales supporting e-mobility applications, including electric vehicles, battery manufacturing and electric motors.
•Medium power CW laser sales decreased due to lower demand for welding and cutting applications.
•Pulsed laser sales, including high power pulsed lasers, decreased due to lower sales for cutting, marking and engraving applications, partially offset by an increase in sales for green pulsed lasers used for solar cell manufacturing and cleaning and stripping applications.

•QCW laser sales decreased due to lower demand in fine processing for consumer electronics applications.
•Laser and non-laser systems sales increased due to higher demand for LightWELD and increased revenue in laser-based systems.
Other Applications
Sales from other applications increased due to increased demand for lasers used in medical procedures and advanced applications, partially offset by a decrease in telecom sales due to the divestiture of the telecommunications transmission product line in the third quarter of 2022.
Cost of sales and gross margin. Cost of sales increased by $2.0 million, or 1.0%, to $200.2 million for the three months ended March 31, 2023 from $198.2 million for the three months ended March 31, 2022. Our gross margin decreased to 42.3% for the three months ended March 31, 2023 from 46.4% for the three months ended March 31, 2022. The decrease in gross margin was driven by an increase in costs of products sold from inventory, an increase in manufacturing costs, an increase in provisions for excess and obsolete inventory and an increase in shipping costs and tariffs as a percentage of sales, partially offset by higher absorption of manufacturing expenses as a percentage of sales. The strong U.S. dollar has negatively affected gross margin because a disproportionate amount of our manufacturing costs are denominated in U.S. dollars as compared to our sales which are predominantly in foreign currency.
Sales and marketing expense. Sales and marketing expense increased by $0.7 million, or 3.4%, to $21.1 million for the three months ended March 31, 2023 compared with $20.4 million for the three months ended March 31, 2022. The increase is due to personnel and related costs, off set by lower trade fairs and exhibits and lower depreciation and amortization expenses. As a percentage of sales, sales and marketing expense increased to 6.1% from 5.5% for the three months ended March 31, 2023 and 2022, respectively.
Research and development expense. Research and development expense decreased by $10.7 million, or 31.9%, to $22.8 million for the three months ended March 31, 2023, compared to $33.5 million for the three months ended March 31, 2022. Decreases in personnel and related costs, expense for materials used for research and development projects and amortization of production licenses are primarily the result of the divestiture of our telecommunications transmission product line in the third quarter of 2022. Further, depreciation expenses decreases are primarily the result of the Russia long-lived asset impairment in 2022. As a percentage of sales, research and development expense decreased to 6.6% for the three months ended March 31, 2023 from 9.1% for the three months ended March 31, 2022.
General and administrative expense. General and administrative expense decreased by $0.6 million, or 2.0%, to $30.1 million for the three months ended March 31, 2023 from $30.7 million for the three months ended March 31, 2022. This change was primarily a result of lower depreciation expenses which were driven by impairment of Russian long-lived assets and the sale of our corporate aircraft in the fourth quarter of 2022, partially offset by increases in personnel and related costs. As a percentage of sales, general and administrative expense increased to 8.7% from 8.3% for the three months ended March 31, 2023 and 2022, respectively.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. dollar had been the same as one year ago, which were on average euro 0.89, Russian ruble 86, Japanese yen 116 and Chinese yuan 6.35, respectively, we estimate that net sales for the three months ended March 31, 2023 would have been $15.3 million higher, gross profit would have been $8.2 million higher and total operating expenses would have been $0.2 million higher.
Other restructuring charges Other restructuring charges of $0.2 million were related to personnel related restructuring charges and other post employment benefits in Russia. Refer to above "Factors and Trends That Affect Our Operations and Financial Results", section Russia-Ukraine Conflict for further detail.
Gain on foreign exchange. We benefited from a foreign exchange transaction gain of $2.7 million for the three months ended March 31, 2023 as compared to a $5.8 million gain for the three months ended March 31, 2022. Our European and Russian subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars. The foreign exchange gain for the three months ended March 31, 2023 was primarily attributable to gains from the depreciation of Russian ruble and the appreciation of Chinese yuan, partially offset by loss from the appreciation of the euro as compared to the U.S. dollar.
Interest income (expense), net. Interest income, net was $7.5 million for the three months ended March 31, 2023 as compared to interest expense, net of $0.1 million for three months ended March 31, 2022. The change in interest income (expense), net, was due to an increase in yields on cash equivalents and short term investments.

Provision for income taxes. Provision for income taxes was $23.2 million for the three months ended March 31, 2023 compared to $23.2 million for the three months ended March 31, 2022, representing an effective tax rate of 27.8% and 25.0% for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate in 2023 was primarily due to the impact of discrete items. Both the 2023 and 2022 discrete items included a detriment related to tax deductions for equity-based compensation that were less than the compensation expense recognized for books. However, the 2022 discrete tax detriment from equity-based compensation was offset by reductions in tax liability as a result of changes in position agreed to with tax authorities for prior year audits.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $9.5 million to $60.1 million for the three months ended March 31, 2023 compared to $69.6 million for the three months ended March 31, 2022. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 1.5 percentage points to 17.3% for the three months ended March 31, 2023 from 18.8% for the three months ended March 31, 2022 due to the factors described above.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents, short-term investments, our cash flows from operations and our existing lines of credit provide us with the financial flexibility to meet our liquidity and capital needs. We expect to continue making investments in capital expenditures, to assess acquisition opportunities and to repurchase shares of our stock in accordance with our repurchase program. The extent and timing of such expenditures may vary from period to period. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our growth, the timing and extent of spending to support development efforts, expansion of global sales and marketing activities, government regulation including trade sanctions, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the near term, we will incur capital expenditures related to the expansion of capacity outside of Russia because of the reduction in manufacturing activity at our Russian factory due to sanctions.. As of March 31, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
Included in cash and cash equivalents are $67.5 million of cash and cash equivalents located in Russia, and $4.0 million of cash and cash equivalents located in Belarus, as of March 31, 2023. Cash and cash equivalents in Russia are subject to capital controls that prevent repatriation by dividend or distribution of capital. There are currently no restrictions on our ability to use cash and cash equivalents in Russia for operating purposes including converting cash to foreign currency for the payment of goods received from vendors outside of Russia. The Russian operations are self-funding. Approximately 6% of our consolidated working capital including cash, cash equivalents and short-term investments is located in Russia. We are making no new investments in Russia.
The following table presents our principal sources of liquidity:

	March 31,	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$521,137	$698,209
Short-term investments	548,473	479,374
Unused credit lines and overdraft facilities	126,894	125,965
Working capital (excluding cash, cash equivalents and short-term investments)	596,455	534,045
Short-term investments at March 31, 2023 consist of liquid investments including commercial paper, corporate bonds, U.S. Treasury and agency obligations and term deposits with original maturities of greater than three months but less than one year. See Note 3, "Fair Value Measurements" in the notes to the condensed consolidated financial statements for further information about our short-term investments.

The following table details our line-of-credit facilities and long-term note as of March 31, 2023:

Description	Total Facility/ Note	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$75.0 million	BSBY plus 0.8% to 1.2%, depending on our performance	April 2025	Unsecured
Euro Credit Facility (Germany) (2)	Euro 50.0 million ($54.4 million)	ESTR plus 0.8% or Euribor plus 0.65%	July 2023	Unsecured, guaranteed by parent company and German subsidiary
Other Euro Facility (3)	Euro 1.5 million ($1.6 million)	5.60%	June 2023	Common pool of assets of Italian subsidiary
Long-term Unsecured Note (4)	$15.7 million	1.20% above LIBOR, fixed using an interest rate swap at 2.85% per annum	May 2023	Unsecured
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At March 31, 2023, there were no amounts drawn on this line; however, there were $2.5 million of guarantees issued against the line which reduces total availability.
(2) This facility is also available to certain foreign subsidiaries in their respective local currencies. At March 31, 2023, there were no drawings on this facility; however, there were $1.7 million of guarantees issued against the line which reduces total availability.
(3) At March 31, 2023, there were no drawings.
(4) At maturity, the outstanding note balance will be $15.4 million.
Our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $75.0 million and $54.4 million (or €50.0 million as described above), respectively, and neither of them is syndicated. The banks have made amendments of our credit agreements to modify LIBOR and EONIA reference rates as these rates are phased out as borrowing reference rates. We do not plan to amend our long-term unsecured note as it matures prior to the final phase-out of LIBOR.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit and long-term debt facility. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that we maintain a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. Funded debt is decreased by our cash and available marketable securities not classified as long-term investments in the U.S.A. in excess of $50 million up to a maximum of $500 million. We were in compliance with all such financial covenants as of and for the three months ended March 31, 2023.
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

The following table presents cash flow activities:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash provided by operating activities	$37,280	$16,423
Cash (used in) provided by investing activities	(96,018)	2,470
Cash used in financing activities	(117,236)	(80,445)
Operating activities. Net cash provided by operating activities increased by $20.9 million to $37.3 million for the three months ended March 31, 2023 from $16.4 million for the three months ended March 31, 2022, primarily due to a decrease in cash used by working capital. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The increase in cash flow from operating activities in 2023 primarily resulted from:
•a decrease in cash used by inventory, as the company is moderating additions to safety stocks for supply chain disruptions related to third party electronic parts and components internally manufactured by our factory in Russia;
•a decrease in cash used by accrued expenses due to lower bonus payments;
•a decrease in cash used by income and other taxes payable driven by the timing of estimated tax payments made and refunds received from filing tax returns; and
•a decrease in cash used by accounts payable due to timing of payments.
The increases in cash provided by operating activities were partially offset by:
•a decrease in cash provided by net income after adjusting for non-cash operating activities;
•an increase in cash used by accounts receivable due to timing of collection; and
•an increase in cash used by prepaid expenses and other assets.
Investing activities. Net cash used in investing activities was $96.0 million for the three months ended March 31, 2023 as compared to cash provided by investing activities of $2.5 million in 2022. The cash used in investing activities in 2023 related to $64.3 million of net purchases of short-term investments and $33.4 million of cash used for capital expenditures. The cash provided by investing activities in 2022 related to $30.4 million of net proceeds of short-term investments, partially offset by $25.2 million of cash used for property, plant and equipment.
In 2023, we expect to invest approximately $140 million to $160 million in capital expenditures, excluding acquisitions. Capital expenditures include investments in property, facilities and equipment to add capacity worldwide to support anticipated revenue growth, increase vertical integration, increase redundant manufacturing capacity for critical components and enhance research and development capabilities. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period once a project has been started.
Financing activities. Net cash used in financing activities was $117.2 million for the three months ended March 31, 2023 as compared to net cash used of $80.4 million in 2022. The cash used in financing activities in 2023 primarily related to the purchase of treasury stock of $113.1 million and the net cash outflow of $3.8 million from the issuance of common stock under the employee stock purchase plan and the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units. The cash used in financing activities in 2022 primarily related to the purchase of treasury stock of $78.8 million.
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, "Business" and Item 1A, "Risk Factors" of Part I of the Form 10-K filed with the SEC for the year ended December 31, 2022 (the "Annual Report") and in Item 1A, "Risk Factors" of Part II of this Quarterly Report. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the euro, the Russian ruble, and the Chinese yuan. Changes in the exchange rate of the U.S. dollar versus the functional currencies of our subsidiaries affect the translated value and relative level of sales and net income that we report from one period to the next. In addition, our subsidiaries may have assets or liabilities denominated in a currency other than their functional currency which results in foreign exchange transaction gains and losses due to changes in the value of the functional currency versus the currency the assets and liabilities are denominated in. The gain on foreign exchange transactions totaled $2.7 million for the three months ended March 31, 2023 compared to a gain of $5.8 million for the three months ended March 31, 2022. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. At March 31, 2023, our material foreign currency exposure is net U.S. dollar denominated assets at subsidiaries where the euro or the Russian ruble is the functional currency and U.S. dollar denominated liabilities where the Chinese yuan is the functional currency. The U.S. dollar denominated assets are comprised of cash, third party receivables and inter-company receivables. The U.S. dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. dollar to the euro as of March 31, 2023 applied to the net U.S. dollar asset balances, would result in a foreign exchange gain of $1.5 million if the U.S. dollar appreciated and a $1.6 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Russian ruble as of March 31, 2023 applied to the net U.S. dollar asset balances, would result in a foreign exchange gain of $1.5 million if the U.S. dollar appreciated and a $1.6 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Chinese yuan as of March 31, 2023 applied to the net U.S. dollar liabilities balances, would result in a foreign exchange loss of $2.0 million if the U.S. dollar appreciated and a $2.1 million foreign exchange gain if the U.S. dollar depreciated. Volatility between the U.S. dollar and the currencies to which we are exposed may be increased by the COVID-19 pandemic, sanctions on the Russian government and changes in central bank policy.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of March 31, 2023. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 11, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified in our Annual Report or this Quarterly Report because they are common to all businesses.
Our short-term investment portfolio and certain cash balances could experience a decline in market value or otherwise become illiquid, which could materially and adversely affect our financial results.
As of March 31, 2023, we had approximately $521 million of cash and cash equivalents and $548 million in short-term investments. See Note 3, "Fair Value Measurements" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report for further information about our cash equivalents and short-term investments. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. For example, in March 2023, certain US banks were closed and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. While we were not directly impacted by these closures and did not have any deposits with these banks, there can be no assurance that our current or future banks will not face similar risks, and that we would be able to recover in full our deposits in the event of similar closures. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio and cash balances may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities for the three months ended March 31, 2023.
Issuer Purchases of Equity Securities
The following table reflects issuer purchases of equity securities for the three months ended March 31, 2023:

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 — January 31, 2023	548,645	(2)	$106.01	548,645	$53,990
February 1, 2023 — February 28, 2023	344,693	(2)	118.78	344,693	13,048
March 1, 2023 — March 31, 2023	163,595	(1), (2)	124.07	105,431	—
Total	1,056,933		$112.97	998,769	$—

(1) In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended March 31, 2023, a total of 58,164 and shares were withheld at an average price of $124.64.

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
We repurchased 998,769 shares in the first quarter of 2023 under the August 2022 authorization. As of March 31, 2023, we completed all of the repurchases under this authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description

3.2
Amended and Restated Bylaws of IPG Photonics Corporation (incorporated by reference to Exhibit 3.2 to IPG Photonics Corporation's Current Report on Form 8-K filed with the Commission on January 23, 2023)

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

IPG PHOTONICS CORPORATION

Date: May 2, 2023	By:	/s/ Eugene A. Scherbakov
Eugene A. Scherbakov
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2023	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)