Form 10-Q
period 2023-06-30
IPG PHOTONICS CORP
filed 2023-08-01
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of July 31, 2023, there were 47,367,033 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$573,071	$698,209
Short-term investments	523,341	479,374
Accounts receivable, net	231,125	211,347
Inventories	491,301	509,363
Prepaid income taxes	50,748	40,934
Prepaid expenses and other current assets	54,482	47,047
Total current assets	1,924,068	1,986,274
Deferred income taxes, net	69,644	75,152
Goodwill	38,494	38,325
Intangible assets, net	30,086	34,120
Property, plant and equipment, net	609,344	580,561
Other assets	24,781	28,848
Total assets	$2,696,417	$2,743,280
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$16,031
Accounts payable	37,418	46,233
Accrued expenses and other current liabilities	184,156	202,764
Income taxes payable	6,613	9,618
Total current liabilities	228,187	274,646
Other long-term liabilities and deferred income taxes	69,680	83,274
Total liabilities	297,867	357,920
Commitments and contingencies (Note 11)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 56,242,504 and 47,364,320 shares issued and outstanding, respectively, at June 30, 2023; 56,017,672 and 48,138,257 shares issued and outstanding, respectively, at December 31, 2022.	6	6
Treasury stock, at cost, 8,878,184 and 7,879,415 shares held at June 30, 2023 and December 31, 2022, respectively.	(1,051,040)	(938,009)
Additional paid-in capital	969,889	951,371
Retained earnings	2,698,972	2,576,516
Accumulated other comprehensive loss	(219,277)	(204,524)
Total equity	2,398,550	2,385,360
Total liabilities and equity	$2,696,417	$2,743,280
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net sales	$339,971	$377,023	$687,145	$747,002
Cost of sales	192,280	204,679	392,516	402,837
Gross profit	147,691	172,344	294,629	344,165
Operating expenses:
Sales and marketing	20,187	19,010	41,275	39,384
Research and development	23,512	30,608	46,282	64,058
General and administrative	29,660	33,411	59,788	64,075
Other restructuring charges	963	—	1,144	—
Loss (gain) on foreign exchange	1,306	17,640	(1,349)	11,830
Total operating expenses	75,628	100,669	147,140	179,347
Operating income	72,063	71,675	147,489	164,818
Other income, net:
Interest income, net	9,264	1,177	16,797	1,107
Other income, net	285	618	616	382
Total other income	9,549	1,795	17,413	1,489
Income before provision for income taxes	81,612	73,470	164,902	166,307
Provision for income taxes	19,291	16,139	42,446	39,348
Net income	62,321	57,331	122,456	126,959
Less: net income attributable to non-controlling interests	—	363	—	419
Net income attributable to IPG Photonics Corporation common stockholders	$62,321	$56,968	$122,456	$126,540
Net income attributable to IPG Photonics Corporation per common share:
Basic	$1.32	$1.10	$2.58	$2.42
Diluted	$1.31	$1.10	$2.57	$2.41
Weighted average common shares outstanding:
Basic	47,316	51,687	47,429	52,111
Diluted	47,453	51,795	47,618	52,311
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$62,321	$57,331	$122,456	$126,959
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(15,082)	94,244	(14,601)	54,918
Unrealized (loss) gain on derivatives	(63)	119	(152)	332
Total other comprehensive (loss) income	(15,145)	94,363	(14,753)	55,250
Comprehensive income	47,176	151,694	107,703	182,209
Less: comprehensive income attributable to non-controlling interests	—	135	—	496
Comprehensive income attributable to IPG Photonics Corporation	$47,176	$151,559	$107,703	$181,713

See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$122,456	$126,959
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35,343	47,104
Deferred income taxes	5,065	(11,204)
Stock-based compensation	19,249	20,439
Unrealized (gain) loss on foreign currency transactions	(1,816)	12,584
Provisions for inventory, warranty and bad debt	31,846	38,644
Other	(8,883)	3,760
Changes in assets and liabilities that (used) provided cash, net of acquisitions:
Accounts receivable	(23,876)	1,560
Inventories	(12,103)	(99,233)
Prepaid expenses and other assets	(15,480)	4,922
Accounts payable	(7,472)	3,131
Accrued expenses and other liabilities	(27,736)	(35,842)
Income and other taxes payable	(12,647)	(17,663)
Net cash provided by operating activities	103,946	95,161
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(59,139)	(59,903)
Proceeds from sales of property, plant and equipment	1,740	645
Purchases of short-term investments	(583,347)	(583,828)
Proceeds from short-term investments	549,879	925,657
Acquisitions of businesses, net of cash acquired	—	(2,000)
Other	326	(350)
Net cash (used in) provided by investing activities	(90,541)	280,221
Cash flows from financing activities:
Principal payments on long-term borrowings	(16,031)	(1,932)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	(731)	2,088
Purchase of treasury stock, at cost	(113,031)	(311,606)
Net cash used in financing activities	(129,793)	(311,450)
Effect of changes in exchange rates on cash and cash equivalents	(8,750)	(1,249)
Net (decrease) increase in cash and cash equivalents	(125,138)	62,683
Cash and cash equivalents — Beginning of period	698,209	709,105
Cash and cash equivalents — End of period	$573,071	$771,788
Supplemental disclosure of cash flow information:
Cash paid for interest	$947	$1,600
Cash paid for income taxes	$58,178	$61,715
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$2,737	$2,204
Inventory transferred to machinery and equipment	$1,731	$1,764
Changes in accounts payable related to property, plant and equipment	$1,189	$92
Leased assets obtained in exchange for new operating lease liabilities	$788	$5,697
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, April 1, 2023	47,305,551	$6	(8,878,184)	$(1,051,103)	$957,103	$2,636,651	$(204,132)	$—	$2,338,525
Exercise of stock options and vesting of RSUs and PSUs, net of shares withheld for taxes	28,366	—	—	—	620	—	—	—	620
Common stock issued under employee stock purchase plan	30,403	—	—	—	2,494	—	—	—	2,494
Purchased common stock	—	—	—	63	—	—	—	—	63
Stock-based compensation	—	—	—	—	9,672	—	—	—	9,672
Net income	—	—	—	—	—	62,321	—	—	62,321
Foreign currency translation adjustments and other	—	—	—	—	—	—	(15,082)	—	(15,082)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	(63)	—	(63)
Balance, June 30, 2023	47,364,320	$6	(8,878,184)	$(1,051,040)	$969,889	$2,698,972	$(219,277)	$—	$2,398,550

Balance, April 1, 2022	52,542,466	$6	(3,379,096)	$(517,260)	$917,693	$2,536,179	$(229,369)	$1,000	$2,708,249
Exercise of stock options and vesting of RSUs and PSUs, net of shares withheld for taxes	16,515	—	—	—	478	—	—	—	478
Common stock issued under employee stock purchase plan	29,177	—	—	—	2,334	—	—	—	2,334
Purchased common stock	(2,381,903)	—	(2,381,903)	(232,849)	—	—	—	—	(232,849)
Stock-based compensation	—	—	—	—	10,445	—	—	—	10,445
Net income	—	—	—	—	—	56,968	—	363	57,331
Foreign currency translation adjustments and other	—	—	—	—	—	—	94,472	(228)	94,244
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	119	—	119
Balance, June 30, 2022	50,206,255	$6	(5,760,999)	$(750,109)	$930,950	$2,593,147	$(134,778)	$1,135	$2,640,351

	Six Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2023	48,138,257	$6	(7,879,415)	$(938,009)	$951,371	$2,576,516	$(204,524)	$—	$2,385,360
Exercise of stock options and vesting of RSUs and PSUs, net of shares withheld for taxes	194,429	—	—	—	(3,224)	—	—	—	(3,224)
Common stock issued under employee stock purchase plan	30,403	—	—	—	2,493	—	—	—	2,493
Purchased common stock	(998,769)	—	(998,769)	(113,031)	—	—	—	—	(113,031)
Stock-based compensation	—	—	—	—	19,249	—	—	—	19,249
Net income	—	—	—	—	—	122,456	—	—	122,456
Foreign currency translation adjustments and other	—	—	—	—	—	—	(14,601)	—	(14,601)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	(152)	—	(152)
Balance, June 30, 2023	47,364,320	$6	(8,878,184)	$(1,051,040)	$969,889	$2,698,972	$(219,277)	$—	$2,398,550

Balance, January 1, 2022	53,010,265	$6	(2,777,981)	$(438,503)	$908,423	$2,466,607	$(189,951)	$639	$2,747,221
Exercise of stock options and vesting of RSUs and PSUs, net of shares withheld for taxes	149,831	—	—	—	(246)	—	—	—	(246)
Common stock issued under employee stock purchase plan	29,177	—	—	—	2,334	—	—	—	2,334
Purchased common stock	(2,983,018)	—	(2,983,018)	(311,606)	—	—	—	—	(311,606)
Stock-based compensation	—	—	—	—	20,439	—	—	—	20,439
Net income	—	—	—	—	—	126,540	—	419	126,959
Foreign currency translation adjustments and other	—	—	—	—	—	—	54,841	77	54,918
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	332	—	332
Balance, June 30, 2022	50,206,255	$6	(5,760,999)	$(750,109)	$930,950	$2,593,147	$(134,778)	$1,135	$2,640,351
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
Activity related to the allowance for doubtful accounts was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$2,363	$1,937	$2,639	$2,108
Provision for bad debts, net of (recoveries)	58	(15)	(151)	(161)
Uncollectable accounts written off	(191)	(78)	(241)	(79)
Foreign currency translation	(61)	28	(78)	4
Balance, end of period	$2,169	$1,872	$2,169	$1,872
Comprehensive Income — Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive income is the cumulative foreign currency translation adjustment and unrealized gains or losses on derivatives. These adjustments are accumulated within the condensed consolidated statements of comprehensive income.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Total components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments and other	Unrealized gain (loss) on derivatives, net of tax	Total
Balance, April 1, 2023	$(204,195)	$63	$(204,132)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other, net of tax expense of $69	(15,082)	—	(15,082)
Unrealized loss on derivatives, net of tax benefit of $20	—	(63)	(63)
Total other comprehensive loss	(15,082)	(63)	(15,145)
Balance, June 30, 2023	$(219,277)	$—	$(219,277)

Balance, April 1, 2022	$(229,398)	$29	$(229,369)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other, net of tax expense of $98	94,472	—	94,472
Unrealized gain on derivatives, net of tax expense of $37	—	119	119
Total other comprehensive income (loss)	94,472	119	94,591
Balance, June 30, 2022	$(134,926)	$148	$(134,778)

	Foreign currency translation adjustments and other	Unrealized gain (loss) on derivatives, net of tax	Total
Balance, January 1, 2023	$(204,676)	$152	$(204,524)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other, net of tax expense of $104	(14,601)	—	(14,601)
Unrealized loss on derivatives, net of tax benefit of $46	—	(152)	(152)
Total other comprehensive loss	(14,601)	(152)	(14,753)
Balance, June 30, 2023	$(219,277)	$—	$(219,277)

Balance, January 1, 2022	$(189,767)	$(184)	$(189,951)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other, net of tax expense of $142	54,841	—	54,841
Unrealized gain on derivatives, net of tax expense of $103	—	332	332
Total other comprehensive income (loss)	54,841	332	55,173
Balance, June 30, 2022	$(134,926)	$148	$(134,778)

2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Sales are derived from products for different applications: fiber lasers, diode lasers, systems and accessories for materials processing; fiber lasers, diodes and amplifiers for advanced applications; and fiber lasers, systems and fibers for medical applications.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following tables represent a disaggregation of revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales by Application
Materials processing	$314,184	$343,357	$627,153	$682,320
Other applications	25,787	33,666	59,992	64,682
Total	$339,971	$377,023	$687,145	$747,002

Sales by Product
High Power Continuous Wave ("CW") Lasers	$145,992	$162,997	$300,026	$330,688
Medium Power CW Lasers	22,370	18,923	36,209	42,591
Pulsed Lasers	53,002	69,852	109,149	136,784
Quasi-Continuous Wave ("QCW") Lasers	13,840	14,079	25,122	26,859
Laser and Non-Laser Systems	38,187	38,443	79,571	73,040
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	66,580	72,729	137,068	137,040
Total	$339,971	$377,023	$687,145	$747,002

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales by Geography
North America	$78,220	$88,151	$154,300	$165,376
Europe:
Germany	28,962	22,792	48,795	50,209
Other Europe	72,865	75,407	153,285	155,407
Asia:
China	98,567	137,380	199,854	267,128
Japan	16,749	14,741	38,367	27,627
Other	38,062	33,695	81,716	72,370
Rest of World	6,546	4,857	10,828	8,885
Total	$339,971	$377,023	$687,145	$747,002

Timing of Revenue Recognition
Goods and services transferred at a point in time	$329,571	$363,255	$662,696	$718,670
Goods and services transferred over time	10,400	13,768	24,449	28,332
Total	$339,971	$377,023	$687,145	$747,002
One of the Company's customers accounted for 15% and 14% of the Company's net accounts receivable as of June 30, 2023 and December 31, 2022, respectively.
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
The following table reflects the changes in the Company's contract assets and liabilities for the six months ended June 30, 2023 and 2022:

	June 30,	January 1,		June 30,	January 1,
	2023	2023	Change	2022	2022	Change
Contract assets
Contract assets	$17,460	$8,620	$8,840	$10,896	$9,345	$1,551
Contract liabilities
Contract liabilities - current	75,785	80,068	(4,283)	87,155	89,659	(2,504)
Contract liabilities - long-term	3,054	3,142	(88)	2,728	2,691	37
During the three months ended June 30, 2023 and 2022 the Company recognized revenue of $14,431 and $13,507, respectively, that was included in contract liabilities at the beginning of each period. During the six months ended June 30, 2023 and 2022 the Company recognized revenue of $43,443 and $34,531 respectively, that was included in contract liabilities at the beginning of each period.
The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of June 30, 2023:

	Remaining Performance Obligations
	2023 (a)	2024	2025	2026	2027	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$2,149	$1,936	$1,055	$800	$417	$62	$6,419
Revenue to be earned over time from contracts to sell large scale materials processing systems	10,333	11,884	—	—	—	—	22,217
Total	$12,482	$13,820	$1,055	$800	$417	$62	$28,636
(a) For the six-month period beginning July 1, 2023.
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

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the condensed consolidated balance sheets with the exception of the interest rate swap, which was measured at fair value:

	Fair Value Measurements at June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$150,417	$150,417	$—	$—
Commercial paper	93,559	—	93,559	—
Term deposits	40,326	—	40,326	—
U.S. Treasury and agency obligations	11,910	—	11,910	—
Corporate bonds	1,496	—	1,496	—
Short-term investments:
Commercial paper	373,265	—	373,265	—
U.S. Treasury and agency obligations	82,803	—	82,803	—
Corporate bonds	63,631	—	63,631	—
Term deposits	3,009	—	3,009	—
Total assets	$820,416	$150,417	$669,999	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$195,654	$195,654	$—	$—
Commercial paper	94,661	—	94,661	—
Term deposits	68,827	—	68,827	—
Corporate bonds	1,497	—	1,497	—
Short-term investments:
Commercial paper	363,991	—	363,991	—
Corporate bonds	65,022	—	65,022	—
U.S. Treasury and agency obligations	39,611	—	39,611	—
Term deposits	10,113	—	10,113	—
Other assets:
Interest rate swaps	198	—	198	—
Total assets	$839,574	$195,654	$643,920	$—
Liabilities
Term debt	$16,031	$—	$16,031	$—
Total liabilities	$16,031	$—	$16,031	$—
Short-term investments consist of liquid investments with original maturities of greater than three months but less than one year and are recorded at amortized cost. There were no impairments for the investments considered held-to-maturity during the quarters ended June 30, 2023 and 2022. There were no current expected credit loss allowances for the investments considered held-to-maturity at June 30, 2023 and 2022. The Company holds highly-rated held-to-maturity instruments that are within one year of maturity.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	June 30, 2023		December 31, 2022
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$523,341	$522,708	$479,374	$478,737
The Company entered into an interest rate swap that was designated as a cash flow hedge associated with a long-term note issued during the second quarter of 2016. The Company terminated the interest rate swap as the long-term note matured in May 2023. The fair value at December 31, 2022 for the interest rate swap considered pricing models whose inputs are observable for the securities held by the Company.
In May 2023, the Company's long-term variable rate note matured. At December 31, 2022, the carrying value of the note approximates the estimated fair value of $16,031. The long-term note was reported at amortized cost on the condensed consolidated balance sheets and was classified within Level 2 of the fair value hierarchy.
4. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2023	2022
Components and raw materials	$295,166	$322,506
Work-in-process	58,546	18,911
Finished goods	137,589	167,946
Total	$491,301	$509,363
The Company recorded inventory provisions totaling $11,218 and $14,700 for the three months ended June 30, 2023 and 2022, respectively, and $23,314 and $25,480 for the six months ended June 30, 2023 and 2022. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials, work-in-process and finished goods.
5. RESTRUCTURING
In the fourth quarter of 2022, the Company implemented a restructuring program at its Russian subsidiary. The program resulted in personnel-related restructuring charges of $963 and $1,144 for the three and six months ended June 30, 2023, respectively. All personnel-related restructuring charges are expected to be paid within 6 months. There was no restructuring related activity for the three or six months ended June 30, 2022.
The restructuring accrual was included in accrued expenses and other current liabilities in the Company's condensed consolidated balance sheets. Activity related to the restructuring accrual was as follows:

Six Months Ended June 30,
2023
Balance, beginning of period	$4,869
Charges	1,144
Cash payments	(3,384)
Foreign exchange adjustment	(669)
Balance, end of period	$1,960

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
6. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill:

	Six Months Ended June 30,
	2023	2022
Balance, beginning of period	$38,325	$38,609
Goodwill arising from business combinations	—	1,000
Foreign exchange adjustment	169	(324)
Balance, end of period	$38,494	$39,285
Intangible assets, subject to amortization, consisted of the following:

	June 30, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$48,189	$(23,873)	$24,316	11 years	$48,155	$(21,734)	$26,421	11 years
Technology, trademark and trade name	30,039	(24,549)	5,490	7 years	30,360	(23,189)	7,171	7 years
Production know-how	9,134	(8,996)	138	7 years	9,109	(8,818)	291	7 years
Patents	8,034	(7,892)	142	8 years	8,034	(7,797)	237	8 years
Total	$95,396	$(65,310)	$30,086		$95,658	$(61,538)	$34,120
Amortization expense for the three months ended June 30, 2023 and 2022 was $2,021 and $2,909, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $4,042 and $5,930, respectively. The estimated future amortization expense for intangibles for the remainder of 2023 and subsequent years is as follows:

2023 (a)	2024	2025	2026	2027	Thereafter	Total
$3,855	$5,556	$4,977	$4,217	$4,004	$7,477	$30,086
(a) For the six-month period beginning July 1, 2023.
7. OTHER LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2023	2022
Contract liabilities	$75,785	$80,068
Accrued compensation	64,369	78,251
Current portion of accrued warranty	28,428	28,504
Short-term lease liabilities	4,309	5,234
Other	11,265	10,707
Total	$184,156	$202,764

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Other long-term liabilities and deferred income taxes consist of the following:

	June 30,	December 31,
	2023	2022
Accrued warranty	$23,206	$24,358
Transition tax related to 2017 U.S. tax reform act	11,010	19,874
Long-term lease liabilities	13,836	16,787
Unrealized tax benefits	15,036	15,841
Deferred income taxes	1,477	1,469
Other	5,115	4,945
Total	$69,680	$83,274
8. PRODUCT WARRANTIES
The Company typically provides one to five years parts and service warranties on lasers, laser and non-laser systems, and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
Activity related to the warranty accrual was as follows:

	Six Months Ended June 30,
	2023	2022
Balance, beginning of period	$52,862	$49,864
Provision for warranty accrual	7,089	12,179
Warranty claims	(8,533)	(8,971)
Foreign currency translation	216	(1,822)
Balance, end of period	$51,634	$51,250
Accrued warranty reported in the accompanying condensed consolidated financial statements as of June 30, 2023 and December 31, 2022 consist of $28,428 and $28,504 in accrued expenses and other current liabilities, respectively, and $23,206 and $24,358 in other long-term liabilities and deferred income taxes, respectively.
9. FINANCING ARRANGEMENTS
Term Debt:
The Company's unsecured long-term note matured and was paid in May 2023, at which time the outstanding principal balance was $15,438. At June 30, 2023, the Company has no long-term note outstanding.
Revolving Line of Credit Facilities:
The Company maintains a $75,000 U.S. revolving line of credit and a €50,000 ($54,422) line-of-credit in Germany, both of which are available to certain foreign subsidiaries and allow for borrowings in the local currencies of those subsidiaries. The German line-of-credit expired on July 31, 2023. The Company also maintains a €1,500 ($1,633) Italian overdraft facility. At June 30, 2023 and December 31, 2022, there were no amounts drawn on the U.S. line-of-credit, and there were $2,512 and $2,396, respectively, of guarantees issued against the facility, which reduce the amount of the facility available to draw. At June 30, 2023 and December 31, 2022, there were no amounts drawn on the euro line-of-credit, and there were $2,014 and $1,737, respectively, of guarantees issued against those facilities, which reduce the amount available to draw. At June 30, 2023 and December 31, 2022, there were no amounts drawn on the euro overdraft facility. After providing for the guarantees used, the total unused lines-of-credit and overdraft facilities are $126,529 at June 30, 2023.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
10. DERIVATIVE FINANCIAL INSTRUMENTS
The Company's previous outstanding derivative financial instrument was an interest rate swap that was classified as a cash flow hedge of its variable rate debt. The interest rate swap matured with the long-term note in May 2023.
The derivative gains and losses in the condensed consolidated financial statements related to the Company's previous interest rate swap contract were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Effective portion recognized in other comprehensive income, pretax:
Interest rate swap	$(83)	$156	$(198)	$435
11. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in legal disputes and other proceedings in the ordinary course of its business. These matters may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of June 30, 2023 and through the filing date of these condensed consolidated financial statements, the Company is aware of no ongoing legal proceedings that management estimates could have a material effect on the Company's Consolidated Financial Statements.
The Company has submitted a limited number of voluntary self-disclosures regarding compliance with export control laws and regulations to the Bureau of Industry and Security of the U.S. Department of Commerce. In October 2021, the U.S. Department of Justice ("DOJ") advised the Company it was conducting an investigation into certain shipments of equipment. The Company believes the DOJ's investigation has concluded; however, other agencies of the Federal government continue an investigation regarding our export practices. At this time, the Company is not able to conclude whether it is probable that the Federal government will assert a claim or assessment against the Company, nor can the Company estimate expenses that the Company may incur as a result of the investigation.
12. INCOME TAXES
The effective tax rates were 23.6% and 22.0% for the three months ended June 30, 2023 and 2022, respectively, and 25.7% and 23.7% for the six months ended June 30, 2023 and 2022 respectively. There were net discrete tax benefits of $1,751 for the three months ended June 30, 2023 and $2,909 for the three months ended June 30, 2022. There was a net discrete tax detriment of $221 and a net discrete tax benefit of $3,162 for the six months ended June 30, 2023 and 2022, respectively. In 2023, the detriment related to the tax impact from tax deductions for stock-based compensation that was less than the compensation expense recognized for books; this detriment was substantially offset by reductions in tax liability as a result of reductions in tax reserves for the expiration of the statute of limitations and for agreements with tax authorities for prior year audits. The 2022 discrete items include a reduction in taxes as a result of filing amended returns to obtain foreign tax incentives for capital investments in prior years and to changes in tax position agreed to with tax authorities for prior year audits which were partly offset by the impact from tax deductions for equity-based compensation that were less than the compensation expense recognized for books.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes. The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The following is a summary of the activity of the Company’s unrecognized tax benefits for the six months ended June 30, 2023 and 2022:

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Six Months Ended June 30,
	2023	2022
Balance, beginning of period	$15,841	$19,209
Change in prior period positions	(1,273)	(603)
Additions for tax positions in current period	950	500
Foreign currency translation	(482)	1,876
Balance, end of period	$15,036	$20,982
The liability for uncertain tax benefits is included in other long-term liabilities and deferred income taxes at June 30, 2023 and December 31, 2022. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate, if recognized.
13. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER COMMON SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per common share following the treasury stock method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to IPG Photonics Corporation common stockholders	$62,321	$56,968	$122,456	$126,540
Basic weighted average common shares	47,316,342	51,687,494	47,428,639	52,111,167
Dilutive effect of common stock equivalents	136,918	107,454	189,523	199,374
Diluted weighted average common shares	47,453,260	51,794,948	47,618,162	52,310,541
Basic net income attributable to IPG Photonics Corporation per common share	$1.32	$1.10	$2.58	$2.42
Diluted net income attributable to IPG Photonics Corporation per common share	$1.31	$1.10	$2.57	$2.41
The computation of diluted weighted average common shares excludes common stock equivalents including non-qualified stock options, performance stock units ("PSUs"), restricted stock units ("RSUs") and employee stock purchase plan ("ESPP") because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-qualified stock options	538,442	609,132	540,912	611,034
Restricted stock units	420,750	429,455	397,861	367,900
Performance stock units	64,590	95,562	47,818	76,697
Total weighed average anti-dilutive shares outstanding	1,023,782	1,134,149	986,591	1,055,631
On May 2, 2023, the Company announced that its Board of Directors has authorized the purchase of up to $200,000 of IPG common stock.
For the three months ended June 30, 2023, the Company has no repurchase under the May 2023 authorization. For the six months ended June 30, 2023, the Company repurchased 998,769 shares of common stock under a $300,000 purchase plan approved by the Board of Directors in August 2022 at a weighted average price of $112.29 per share in the open market. The impact on the reduction of weighted average shares for the six months ended June 30, 2023 was 831,221 shares.

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
Overview
We develop, manufacture and sell high-performance fiber lasers and diode lasers that are used for diverse applications, primarily in materials processing. We also manufacture and sell complementary products used with our lasers including optical delivery cables, fiber couplers, beam switches, optical processing heads, in-line sensors and chillers. In addition, we offer laser-based and non-laser based systems for certain markets and applications. Our portfolio of laser solutions is used in materials processing, medical and advanced applications. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally, primarily through our direct sales force. Our major manufacturing facilities are located in the United States and Germany. In response to the risks from the Russia-Ukraine conflict, we have substantially reduced our reliance on our Russian operations, and have ceased new investments in our Russian and Belarus operations. We have and will continue to expand our manufacturing operations in Germany and the United States, and have added manufacturing capacity in Italy and Poland to meet the demand for our products and our sales and support needs. We have sales and service offices and applications laboratories worldwide.
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
Sales to third-parties in Russia were approximately 3% of our revenue for both the first half of 2023 and the full year ended December 31, 2022. Our Russian subsidiary has historically supplied finished goods for our China market. Sanctions have limited our ability to provide components to Russia for the completion of finished lasers. Although our Russian operation has built safety stock in anticipation of this situation, we are also producing more finished lasers for China at other IPG locations. The total value of product shipped to the Chinese market from Russia was approximately $9 million for the six months ended June 30, 2023 and $62 million for the full year ended December 31, 2022.
Given the sanctions introduced by the European Union in October 2022, which imposed further restrictions on our Russian operations, we evaluated the recoverability of certain assets located in Russia during the fourth quarter of 2022 and incurred impairment charges that reduced the value of fixed assets, inventory and other current assets. We also incurred restructuring charges in 2022 and 2023. Refer to Note 5 "Restructuring" in the notes to the condensed consolidated financial statements for further information. At June 30, 2023, we had working capital excluding cash and cash equivalents of $22.0 million in Russia of which $19.2 million is inventory. We had $63.4 million of cash and cash equivalents in Russia. The net asset value of our long lived assets was $2.7 million. In addition to the impairment charges referenced above, the net value of assets in Russia has been reduced by $136.9 million due to the cumulative translation affect of the Russian ruble compared to the U.S. dollar, which is included in the accumulated comprehensive loss component of stockholders' equity. Depending upon the outcome of our review of our Russian operations, the cumulative translation effect of foreign exchange fluctuations that is currently included in accumulated comprehensive loss on our condensed consolidated balance sheets may be charged to our condensed consolidated statements of income.
We continue to manufacture laser cabinets and other mechanical components in Belarus. Trade sanctions to date have not significantly affected our ability to supply these items from Belarus to other manufacturing locations. The value of the long lived assets in Belarus was $34.3 million at June 30, 2023, and we had working capital excluding cash of $5.2 million in Belarus of which $4.9 million is inventory. In addition, we had $5.7 million of cash in Belarus.
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
Supply Chain. We and our customers are experiencing increased lead times and costs for certain components purchased from third party suppliers; particularly electronic components. We, our customers and our suppliers continue to face constraints related to supply chain and logistics, including availability of capacity, materials, air cargo space, sea containers and higher freight rates. While supply chain and logistics constraints have moderated, they have not yet fully returned to pre-pandemic conditions. Supply chain constraints have not significantly affected our business but they have moderately increased our freight costs, caused us to carry higher levels of safety stock for certain inventory items, and increased the cost of certain electronic components.
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
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive including electric vehicles ("EV"), other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 91% and 90% of our revenues for the first half of 2023 and the full 2022 fiscal year, respectively, were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $11.2 million and $14.7 million for the three months ended June 30, 2023 and 2022, respectively, and $23.3 million and $25.5 million for the six months ended June 30, 2023 and 2022, respectively.
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
Goodwill and long-lived assets impairments. We review our intangible assets and property, plant and equipment for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates, lack of growth in our relevant business units, differences in the estimated product acceptance rates, or market prices below the carrying value of long-lived assets evaluated for sale could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. We are evaluating certain U.S.-based assets for sale, including land and buildings. If the estimated sales value of any of these assets is below carrying value, then we may need to record an asset impairment charge when they are classified as held-for-sale. We have long-lived assets in Belarus with a carrying value of $34.3 million. If sanctions increase or if the geopolitical situation changes such that we can no longer use Belarus as a source of supply for our laser cabinets and other mechanical components, we may need to evaluate those assets for impairment, which may result in impairment charges.
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
Foreign exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S. and Germany) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the euro, the Russian ruble, and the Chinese yuan have had and could have an additional significant impact on our sales, costs and earnings. For the quarter ended June 30, 2023, the foreign exchange loss primarily created by depreciation of the Chinese yuan was partially offset by a foreign exchange gain created by the depreciation of the Russian ruble as compared to the U.S. dollar. Our European and Russian subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from period to period. Net sales derived from our five largest customers as a percentage of our net sales was 17% for the six months ended June 30, 2023 and 15%, and 19% for the full years 2022 and 2021, respectively. One of our customers accounted for 15% and 14% of our net accounts receivable at June 30, 2023 and December 31, 2022, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our products. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Net sales. Net sales decreased by $37.0 million, or 9.8%, to $340.0 million for the three months ended June 30, 2023 from $377.0 million for the three months ended June 30, 2022.
The table below sets forth sales by application:

	Three Months Ended June 30,
	2023		2022		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$314,184	92.4%	$343,357	91.1%	$(29,173)	(8.5)%
Other applications	25,787	7.6%	33,666	8.9%	(7,879)	(23.4)%
Total	$339,971	100.0%	$377,023	100.0%	$(37,052)	(9.8)%
The table below sets forth sales by type of product and other revenue:

	Three Months Ended June 30,
	2023		2022		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$145,992	42.9%	$162,997	43.2%	$(17,005)	(10.4)%
Medium Power CW Lasers	22,370	6.6%	18,923	5.0%	3,447	18.2%
Pulsed Lasers	53,002	15.6%	69,852	18.5%	(16,850)	(24.1)%
Quasi-Continuous Wave ("QCW") Lasers	13,840	4.1%	14,079	3.8%	(239)	(1.7)%
Laser and Non-Laser Systems	38,187	11.2%	38,443	10.2%	(256)	(0.7)%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	66,580	19.6%	72,729	19.3%	(6,149)	(8.5)%
Total	$339,971	100.0%	$377,023	100.0%	$(37,052)	(9.8)%
Materials processing
Sales for materials processing applications decreased due to lower sales of high power CW lasers, pulsed lasers, laser and non-laser systems and QCW lasers, partially offset by higher sales of medium power CW lasers and other laser products and services.
•High power CW laser sales decreased due to lower sales for flat sheet cutting applications, primarily in China. This was partially offset by a moderate increase in sales of high power CW lasers used in welding applications.
•Medium power CW laser sales increased driven by higher demand in welding and additive manufacturing applications.
•Pulsed laser sales, including high power pulsed lasers, decreased due to lower sales for foil cutting, marking and engraving applications, partially offset by an increase in sales for pulsed lasers used for solar cell manufacturing and cleaning and ablation applications.

•QCW laser sales decreased due to lower demand in marking and engraving applications.
•Laser and non-laser systems sales decreased due to decreased revenue in non-laser systems, partially offset by higher demand for LightWELD.
•Other revenue for materials processing increased due to higher sales of options, accessories and parts and services.
Other Applications
Sales from other applications decreased due to decreased demand for lasers used in medical procedures and advanced applications, and a decrease in telecom sales due to the divestiture of the telecommunications transmission product line in the third quarter of 2022.
Cost of sales and gross margin. Cost of sales decreased by $12.4 million, or 6.1%, to $192.3 million for the three months ended June 30, 2023 from $204.7 million for the three months ended June 30, 2022. Our gross margin decreased to 43.4% for the three months ended June 30, 2023 from 45.7% for the three months ended June 30, 2022. The decrease in gross margin was driven by an increase in costs of products sold from inventory and scrap expenses, partially offset by an increase in absorption of manufacturing costs, a decrease in provisions for excess and obsolete inventory and a decrease in shipping costs and tariffs as a percentage of sales. The strong U.S. dollar has negatively affected gross margin because a disproportionate amount of our manufacturing costs are denominated in U.S. dollars as compared to our sales which are predominantly in foreign currency.
Sales and marketing expense. Sales and marketing expense increased by $1.2 million, or 6.3%, to $20.2 million for the three months ended June 30, 2023 compared with $19.0 million for the three months ended June 30, 2022. The increase is due to higher personnel and related costs, offset by lower depreciation and amortization expenses. As a percentage of sales, sales and marketing expense increased to 5.9% from 5.0% for the three months ended June 30, 2023 and 2022, respectively.
Research and development expense. Research and development expense decreased by $7.1 million, or 23.2%, to $23.5 million for the three months ended June 30, 2023, compared to $30.6 million for the three months ended June 30, 2022. Decreases in personnel and related costs, amortization of production licenses, and other R&D expense are primarily the result of the divestiture of our telecommunications transmission product line in the third quarter of 2022. Further, depreciation expenses decreases are primarily the result of impairment of Russian long-lived assets in the fourth quarter of 2022. The decrease in expense is partially offset by an increase in materials expense used for research and development projects. As a percentage of sales, research and development expense decreased to 6.9% for the three months ended June 30, 2023 from 8.1% for the three months ended June 30, 2022.
General and administrative expense. General and administrative expense decreased by $3.7 million, or 11.1%, to $29.7 million for the three months ended June 30, 2023 from $33.4 million for the three months ended June 30, 2022. This change was primarily a result of lower depreciation expenses which were driven by impairment of Russian long-lived assets and the sale of our corporate aircraft in the fourth quarter of 2022, lower consultant expenses and lower repairs and maintenance expense; partially offset by higher personnel and related costs. As a percentage of sales, general and administrative expense decreased to 8.7% from 8.9% for the three months ended June 30, 2023 and 2022, respectively.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. dollar had been the same as one year ago, which were on average euro 0.94, Russian ruble 66, Japanese yen 130 and Chinese yuan 6.61, respectively, we estimate that net sales for the three months ended June 30, 2023 would have been $8.8 million higher, gross profit would have been $4.9 million higher and total operating expenses would have been $1.9 million higher.
Other restructuring charges. Other restructuring charges of $1.0 million for the three months ended June 30, 2023 were related to personnel related restructuring charges and other post employment benefits in Russia. Refer to above "Factors and Trends That Affect Our Operations and Financial Results", section Russia-Ukraine Conflict for further detail.
Loss on foreign exchange. We incurred a foreign exchange transaction loss of $1.3 million for the three months ended June 30, 2023 as compared to a $17.6 million loss for the three months ended June 30, 2022. Our European and Russian subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars. The foreign exchange loss for the three months ended June 30, 2023 was primarily attributable to loss from the depreciation of Chinese yuan and appreciation of the euro, partially offset by gain from the depreciation of Russian ruble as compared to the U.S. dollar.

Interest income, net. Interest income, net was $9.3 million for the three months ended June 30, 2023 as compared to $1.2 million of income for three months ended June 30, 2022. The change in interest income, net, was due to an increase in yields on cash equivalents and short term investments that resulted from higher market interest rates as compared to prior year rates.
Provision for income taxes. Provision for income taxes was $19.3 million for the three months ended June 30, 2023 compared to $16.1 million for the three months ended June 30, 2022, representing an effective tax rate of 23.6% and 22.0% for the three months ended June 30, 2023 and 2022, respectively. There were net discrete tax benefits of $1.8 million for the three months ended June 30, 2023 and $2.9 million for the three months ended June 30, 2022. The 2023 discrete benefit included a benefit for reductions in tax liability as a result of reductions in tax reserves for the expiration of the statute of limitations and for agreements with tax authorities for prior year audits which were partially offset by a detriment related to tax deductions for equity-based compensation that was less than the compensation expense recognized for books. The 2022 discrete items include a reduction in taxes as a result of filing amended returns to obtain foreign tax incentives for capital investments in prior years and to changes in tax position agreed to with tax authorities for prior year audits which was partly offset by the impact from tax deductions for equity-based compensation that were less than the compensation expense recognized for books.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $5.3 million to $62.3 million for the three months ended June 30, 2023 compared to $57.0 million for the three months ended June 30, 2022. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 3.2 percentage points to 18.3% for the three months ended June 30, 2023 from 15.1% for the three months ended June 30, 2022 due to the factors described above.
Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Net sales. Net sales decreased by $59.9 million, or 8.0% to $687.1 million for the six months ended June 30, 2023 from $747.0 million for the six months ended June 30, 2022.
The table below sets forth sales by application:

	Six Months Ended June 30,
	2023		2022		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$627,153	91.3%	$682,320	91.3%	$(55,167)	(8.1)%
Other applications	59,992	8.7%	64,682	8.7%	(4,690)	(7.3)%
Total	$687,145	100.0%	$747,002	100.0%	$(59,857)	(8.0)%

The table below sets forth sales by type of product and other revenue:

	Six Months Ended June 30,
	2023		2022		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power CW Lasers	$300,026	43.7%	$330,688	44.2%	$(30,662)	(9.3)%
Medium Power CW Lasers	36,209	5.3%	42,591	5.7%	(6,382)	(15.0)%
Pulsed Lasers	109,149	15.9%	136,784	18.3%	(27,635)	(20.2)%
QCW Lasers	25,122	3.6%	26,859	3.6%	(1,737)	(6.5)%
Laser and Non-Laser Systems	79,571	11.6%	73,040	9.8%	6,531	8.9%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	137,068	19.9%	137,040	18.4%	28	—%
Total	$687,145	100.0%	$747,002	100.0%	$(59,857)	(8.0)%
Materials processing
Sales for materials processing applications decreased due to decreases in sales of high power CW lasers, pulsed lasers, medium power CW lasers and QCW lasers, partially offset by higher sales of laser and non-laser systems and other laser products and service.
•High power CW laser sales decreased due to lower sales for cutting applications, partially offset by an increase in sales for welding applications. Within cutting applications, the decrease in sales was attributable to softer demand in China and North America. The increase in sales of high power CW lasers used in welding applications was driven by higher sales supporting E-mobility including electric vehicles, battery manufacturing and electric motors.
•The decrease in medium power CW sales related to a decrease in demand for cutting and welding applications.
•Pulsed laser sales, including high power pulsed lasers, decreased due to a decrease in sales for foil cutting, marking and engraving applications, partially offset by growth in sales for cleaning and ablation applications and green pulsed lasers used for solar cell manufacturing applications.
•QCW laser sales decreased due to lower demand in fine processing for consumer electronics applications.
•Laser and non-laser systems sales increased driven by higher demand for LightWELD, partially offset by lower demand for other laser and non-laser systems.
•Other revenue for materials processing increased due to higher sales of options, accessories, and parts and services.
Other Applications
Sales from other applications decreased due to decreased sales in telecommunications products, as a result of the business divestiture during the third quarter of 2022, and decreased demand for lasers used in medical procedures, partially offset by increased demand for lasers used in advanced applications.
Cost of sales and gross margin. Cost of sales decreased by $10.3 million, or 2.6%, to $392.5 million for the six months ended June 30, 2023 from $402.8 million for the six months ended June 30, 2022. Our gross margin decreased to 42.9% for the six months ended June 30, 2023 from 46.1% for the six months ended June 30, 2022. Gross margin decreased mainly due to an increase in cost of product sold from inventory and scrap expenses, partially offset by an increase in absorption of manufacturing costs and a decrease in shipping costs and tariffs as a percentage of sales. The strong U.S. dollar has negatively affected gross margin because a disproportionate amount of our manufacturing costs are denominated in U.S. dollar as compared to our sales which are predominantly in foreign currency.
Sales and marketing expense. Sales and marketing expense increased by $1.9 million, or 4.8%, to $41.3 million for the six months ended June 30, 2023 compared with $39.4 million for the six months ended June 30, 2022. The increase is due to personnel and related costs, offset by lower depreciation and amortization expenses. As a percentage of sales, sales and marketing expense increased to 6.0% from 5.3% for the six months ended June 30, 2023 and 2022, respectively.

Research and development expense. Research and development expense decreased by $17.8 million, or 27.8%, to $46.3 million for the six months ended June 30, 2023, compared to $64.1 million for the six months ended June 30, 2022. Decreases in personnel and related costs, amortization of production licenses, and other R&D expense are primarily the result of the divestiture of our telecommunications transmission product line in the third quarter of 2022. Further, depreciation expenses decreased primarily as a result of the Russia long-lived asset impairment in 2022. Lastly, we did not incur as much information systems expenses as last year. As a percentage of sales, research and development expense decreased to 6.7% for the six months ended June 30, 2023 from 8.6% for the six months ended June 30, 2022.
General and administrative expense. General and administrative expense decreased by $4.3 million, or 6.7%, to $59.8 million for the six months ended June 30, 2023 from $64.1 million for the six months ended June 30, 2022, primarily as a result of decreases in consultant costs, repairs and maintenance costs, depreciation expenses and information systems costs, partially offset by increases in personnel and related costs. As a percentage of sales, general and administrative expense increased to 8.7% for the six months ended June 30, 2023 from 8.6% for the six months ended June 30, 2022.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. dollar had been the same as one year ago, which were on average euro 0.92, Russian ruble 76, Japanese yen 123 and Chinese yuan 6.48, respectively, we would have expected net sales for the six months ended June 30, 2023 to be $24.1 million higher, gross profit to be $13.2 million higher and total operating expenses would have been $2.1 million higher.
Other restructuring charges. Other restructuring charges of $1.1 million for the six months ended June 30, 2023 were related to personnel related restructuring charges and other post employment benefits in Russia. Refer to above "Factors and Trends That Affect Our Operations and Financial Results", section Russia-Ukraine Conflict for further detail.
Gain on foreign exchange. We benefited from a foreign exchange transaction gain of $1.3 million for the six months ended June 30, 2023 as compared to a loss of $11.8 million for the six months ended June 30, 2022. Our European and Russian subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars. The gain for the six months ended June 30, 2023 was primarily attributable to gain from depreciation of the Russian ruble, partially offset by loss from the appreciation of the euro and the depreciation of Chinese yuan as compared to the U.S. dollar.
Interest income, net. Interest income, net, was $16.8 million for the six months ended June 30, 2023 as compared to $1.1 million of income for the six months ended June 30, 2022. The increase in interest income, net, was due to an increase in yields on cash equivalents and short-term investments that resulted from higher market interest rates as compared to prior year rates.
Provision for income taxes. Provision for income taxes was $42.4 million for the six months ended June 30, 2023 compared to $39.3 million for the six months ended June 30, 2022, representing an effective tax rate of 25.7% and 23.7% for the six months ended June 30, 2023 and 2022, respectively. There was a net discrete tax detriment of $0.2 million and a net discrete tax benefit of $3.2 million for the six months ended June 30, 2023 and 2022, respectively. In 2023, the detriment related to the tax impact from tax deductions for stock-based compensation that were less than the compensation expense recognized for books; this detriment was substantially offset by reductions in tax liability as a result of reductions in tax reserves for the expiration of the statute of limitations and for agreements with tax authorities for prior year audits. The 2022 discrete items include a reduction in taxes as a result of filing amended returns to obtain foreign tax incentives for capital investments in prior years and to changes in tax position agreed to with tax authorities for prior year audits which was partly offset by the impact from tax deductions for equity-based compensation that were less than the compensation expense recognized for books.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $4.0 million to $122.5 million for the six months ended June 30, 2023 compared to $126.5 million for the six months ended June 30, 2022. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 0.9 percentage point to 17.8% for the six months ended June 30, 2023 from 16.9% for the six months ended June 30, 2022 due to the factors described above.

Liquidity and Capital Resources
We believe that our existing cash and cash equivalents, short-term investments, our cash flows from operations and our existing lines of credit provide us with the financial flexibility to meet our liquidity and capital needs. We expect to continue making investments in capital expenditures, to assess acquisition opportunities and to repurchase shares of our stock in accordance with our repurchase program. The extent and timing of such expenditures may vary from period to period. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our growth, the timing and extent of spending to support development efforts, expansion of global sales and marketing activities, government regulation including trade sanctions, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the near term, we will incur capital expenditures related to the expansion of capacity outside of Russia because of the reduction in manufacturing activity at our Russian factory due to sanctions. As of June 30, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
Included in cash and cash equivalents are $63.4 million of cash and cash equivalents located in Russia, and $5.7 million of cash and cash equivalents located in Belarus, as of June 30, 2023. Cash and cash equivalents in Russia are subject to capital controls that prevent repatriation by dividend or distribution of capital. There are currently no restrictions on our ability to use cash and cash equivalents in Russia for operating purposes including converting cash to foreign currency for the payment of goods received from vendors outside of Russia. The Russian operations are self-funding. Approximately 5% of our consolidated working capital including cash, cash equivalents and short-term investments is located in Russia. We are making no new investments in Russia.
The following table presents our principal sources of liquidity:

	June 30,	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$573,071	$698,209
Short-term investments	523,341	479,374
Unused credit lines and overdraft facilities	126,529	125,965
Working capital (excluding cash, cash equivalents and short-term investments)	599,469	534,045
Short-term investments at June 30, 2023 consist of liquid investments including commercial paper, U.S. Treasury and agency obligations, corporate bonds and term deposits with original maturities of greater than three months but less than one year. See Note 3, "Fair Value Measurements" in the notes to the condensed consolidated financial statements for further information about our short-term investments.

The following table details our line-of-credit facilities as of June 30, 2023:

Description	Total Facility/ Note	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$75.0 million	BSBY plus 0.8% to 1.2%, depending on our performance	April 2025	Unsecured
Euro Credit Facility (Germany) (2)	Euro 50.0 million ($54.4 million)	ESTR plus 0.8% or Euribor plus 0.65%	July 2023	Unsecured, guaranteed by parent company and German subsidiary
Other Euro Facility (3)	Euro 1.5 million ($1.6 million)	4.65%	August 2023	Common pool of assets of Italian subsidiary
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At June 30, 2023, there were no amounts drawn on this line; however, there were $2.5 million of guarantees issued against the line which reduces total availability.
(2) This facility is also available to certain foreign subsidiaries in their respective local currencies. At June 30, 2023, there were no drawings on this facility; however, there were $2.0 million of guarantees issued against the line which reduces total availability. We are evaluating options for replacing this facility which is not material to our liquidity needs.
(3) At June 30, 2023, there were no drawings.
At June 30, 2023, our largest committed credit lines are with Bank of America N.A. and Deutsche Bank AG in the amounts of $75.0 million and $54.4 million (or €50.0 million as described above), respectively, and neither of them is syndicated.
We are required to meet certain financial covenants associated with our U.S. revolving line of credit facility. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that we maintain a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. Funded debt is decreased by our cash and available marketable securities not classified as long-term investments in the U.S.A. in excess of $50 million up to a maximum of $500 million. We were in compliance with all such financial covenants as of and for the three months ended June 30, 2023.
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
The following table presents cash flow activities:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash provided by operating activities	$103,946	$95,161
Cash (used in) provided by investing activities	(90,541)	280,221
Cash used in financing activities	(129,793)	(311,450)
Operating activities. Net cash provided by operating activities increased by $8.7 million to $103.9 million for the six months ended June 30, 2023 from $95.2 million for the six months ended June 30, 2022, primarily due to a decrease in cash used in working capital. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The increase in cash flow from operating activities in 2023 primarily resulted from:
•a decrease in cash used by inventory, as the company is moderating additions to safety stocks for supply chain disruptions related to third party electronic parts and components internally manufactured by our factory in Russia;
•a decrease in cash used by accrued expenses due to lower bonus payments, partially offset by an increase in cash used by contract liabilities; and
•a decrease in cash used by income and other taxes payable driven by the timing of estimated tax payments made and refunds received from filing tax returns;
The increases in cash provided by operating activities were partially offset by:
•a decrease in cash provided by net income after adjusting for non-cash operating activities;
•an increase in cash used by accounts receivable due to timing of collection;
•an increase in cash used by prepaid expenses and other assets due to timing of billings on custom systems; and
•an increase in cash used by accounts payable due to timing of payments.
Investing activities. Net cash used in investing activities was $90.5 million for the six months ended June 30, 2023 as compared to cash provided by investing activities of $280.2 million in 2022. The cash used in investing activities in 2023 related to $33.5 million of net purchases of short-term investments and $59.1 million of cash used for capital expenditures. The cash provided by investing activities in 2022 related to $341.8 million of net proceeds from short-term investments, partially offset by $59.9 million of cash used for capital expenditures.
In 2023, we expect to invest approximately $130 million to $140 million in capital expenditures, excluding acquisitions. Capital expenditures include investments in property, facilities and equipment to add capacity worldwide to support anticipated revenue growth, increase vertical integration, increase redundant manufacturing capacity for critical components and enhance research and development capabilities. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period once a project has been started.
Financing activities. Net cash used in financing activities was $129.8 million for the six months ended June 30, 2023 as compared to net cash used of $311.5 million in 2022. The cash used in financing activities in 2023 primarily related to the purchase of treasury stock of $113.0 million and principal payments on our long-term borrowings of $16.0 million. The cash used in financing activities in 2022 primarily related to the purchase of treasury stock of $311.6 million.
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, "Business" and Item 1A, "Risk Factors" of Part I of the Form 10-K filed with the SEC for the year ended December 31, 2022 (the "Annual Report") and in Item 1A, "Risk Factors" of Part II of Quarterly Report for the quarter ended March 31, 2023. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Recent Accounting Pronouncements
None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents and foreign exchange rate risk.
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
We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our borrowings on our bank credit facilities. Although our U.S. revolving line of credit and our euro credit facility have variable rates, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the euro, the Russian ruble, and the Chinese yuan. Changes in the exchange rate of the U.S. dollar versus the functional currencies of our subsidiaries affect the translated value and relative level of sales and net income that we report from one period to the next. In addition, our subsidiaries may have assets or liabilities denominated in a currency other than their functional currency which results in foreign exchange transaction gains and losses due to changes in the value of the functional currency versus the currency the assets and liabilities are denominated in. The loss on foreign exchange transactions totaled $1.3 million for the three months ended June 30, 2023 compared to a loss of $17.6 million for the three months ended June 30, 2022. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. At June 30, 2023, our material foreign currency exposure is net U.S. dollar denominated assets at subsidiaries where the euro or the Russian ruble is the functional currency and U.S. dollar denominated liabilities where the Chinese yuan is the functional currency. The U.S. dollar denominated assets are comprised of cash, third party receivables and inter-company receivables. The U.S. dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. dollar to the euro as of June 30, 2023 applied to the net U.S. dollar asset balances, would result in a foreign exchange gain of $1.5 million if the U.S. dollar appreciated and a $1.5 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Russian ruble as of June 30, 2023 applied to the net U.S. dollar asset balances, would result in a foreign exchange gain of $0.4 million if the U.S. dollar appreciated and a $0.4 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Chinese yuan as of June 30, 2023 applied to the net U.S. dollar liabilities balances, would result in a foreign exchange loss of $1.5 million if the U.S. dollar appreciated and a $1.6 million foreign exchange gain if the U.S. dollar depreciated. Volatility between the U.S. dollar and the currencies to which we are exposed may be increased by the COVID-19 pandemic, sanctions on the Russian government and changes in central bank policy.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of June 30, 2023. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 11, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, which could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified in our Annual Report or Quarterly Reports because they are common to all businesses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities for the three months ended June 30, 2023.
Issuer Purchases of Equity Securities
The following table reflects issuer purchases of equity securities for the three months ended June 30, 2023:

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 — April 30, 2023	—		$—	—	$—
May 1, 2023 — May 31, 2023	1,053	(1)	117.28	—	200,000
June 1, 2023 — June 30, 2023	—		—	—	200,000
Total	1,053		$117.28	—	$200,000

(1) In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended June 30, 2023, a total of 1,053 and shares were withheld at an average price of $117.28.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the Registrant’s last fiscal quarter, the following directors and officers of the Registrant adopted Rule 10b5-1 trading arrangement plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “Rule 10b5-1 trading arrangement”):
•on May 10, 2023, Dr. Eugene Scherbakov, Director and CEO, adopted a Rule 10b5-1 trading arrangement for the sale of up to 13,000 shares, including shares acquired upon exercise of stock options, over a period beginning August 13, 2023 and ending February 28, 2024 on the open market at prevailing prices, subject to minimum price thresholds; and

•on June 15, 2023, Ms. Agnes Tang, Director, adopted a Rule 10b5-1 trading arrangement for the sale of up to 900 shares over a period beginning September 13, 2023 and ending March 31, 2024 on the open market at prevailing prices, subject to minimum price thresholds.
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant
10.1	2006 Incentive Compensation Plan, as amended and restated effective May 23, 2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION

Date: August 1, 2023	By:	/s/ Eugene A. Scherbakov
Eugene A. Scherbakov
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2023	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)