Form 10-Q
period 2023-09-30
IPG PHOTONICS CORP
filed 2023-10-31
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 30, 2023, there were 46,922,454 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$528,284	$698,209
Short-term investments	605,207	479,374
Accounts receivable, net	229,597	211,347
Inventories	479,829	509,363
Prepaid income taxes	32,538	40,934
Prepaid expenses and other current assets	45,005	47,047
Total current assets	1,920,460	1,986,274
Deferred income taxes, net	79,583	75,152
Goodwill	38,265	38,325
Intangible assets, net	28,056	34,120
Property, plant and equipment, net	581,970	580,561
Other assets	24,530	28,848
Total assets	$2,672,864	$2,743,280
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$16,031
Accounts payable	33,126	46,233
Accrued expenses and other current liabilities	174,517	202,764
Income taxes payable	12,066	9,618
Total current liabilities	219,709	274,646
Other long-term liabilities and deferred income taxes	69,204	83,274
Total liabilities	288,913	357,920
Commitments and contingencies (Note 11)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 56,249,626 and 46,921,754 shares issued and outstanding, respectively, at September 30, 2023; 56,017,672 and 48,138,257 shares issued and outstanding, respectively, at December 31, 2022.	6	6
Treasury stock, at cost, 9,327,872 and 7,879,415 shares held at September 30, 2023 and December 31, 2022, respectively.	(1,097,537)	(938,009)
Additional paid-in capital	978,331	951,371
Retained earnings	2,753,966	2,576,516
Accumulated other comprehensive loss	(250,815)	(204,524)
Total equity	2,383,951	2,385,360
Total liabilities and equity	$2,672,864	$2,743,280
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net sales	$301,401	$349,006	$988,546	$1,096,008
Cost of sales	168,499	198,582	561,015	601,419
Gross profit	132,902	150,424	427,531	494,589
Operating expenses:
Sales and marketing	22,243	19,383	63,518	58,767
Research and development	24,708	25,436	70,990	89,494
General and administrative	30,958	33,813	90,746	97,888
Gain on divestiture	—	(21,748)	—	(21,748)
Impairment of long-lived assets	1,237	919	1,237	919
Restructuring charges (recoveries), net	(1,501)	—	(357)	—
(Gain) loss on foreign exchange	(449)	(541)	(1,798)	11,289
Total operating expenses	77,196	57,262	224,336	236,609
Operating income	55,706	93,162	203,195	257,980
Other income, net:
Interest income, net	11,569	3,625	28,366	4,732
Other income, net	545	301	1,161	683
Total other income	12,114	3,926	29,527	5,415
Income before provision for income taxes	67,820	97,088	232,722	263,395
Provision for income taxes	12,826	20,390	55,272	59,738
Net income	54,994	76,698	177,450	203,657
Less: net income attributable to non-controlling interests	—	434	—	853
Net income attributable to IPG Photonics Corporation common stockholders	$54,994	$76,264	$177,450	$202,804
Net income attributable to IPG Photonics Corporation per common share:
Basic	$1.16	$1.48	$3.75	$3.94
Diluted	$1.16	$1.47	$3.73	$3.93
Weighted average common shares outstanding:
Basic	47,237	51,629	47,364	51,449
Diluted	47,388	51,737	47,536	51,626
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$54,994	$76,698	$177,450	$203,657
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(31,538)	(71,839)	(46,139)	(16,921)
Unrealized gain (loss) on derivatives	—	51	(152)	383
Total other comprehensive loss	(31,538)	(71,788)	(46,291)	(16,538)
Comprehensive income	23,456	4,910	131,159	187,119
Less: comprehensive income attributable to non-controlling interests	—	428	—	924
Comprehensive income attributable to IPG Photonics Corporation	$23,456	$4,482	$131,159	$186,195

See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$177,450	$203,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	52,678	69,852
Deferred income taxes	(4,835)	(21,550)
Stock-based compensation	27,392	29,201
Impairment of long-lived assets and restructuring charges (recoveries), net	(486)	919
Unrealized (gain) loss on foreign currency transactions	(4,322)	8,355
Gain on divestiture	—	(21,748)
Provisions for inventory, warranty and bad debt	43,889	58,990
Other	(12,997)	4,195
Changes in assets and liabilities that (used) provided cash, net of acquisitions:
Accounts receivable	(25,026)	42,517
Inventories	(20,736)	(148,959)
Prepaid expenses and other assets	(5,504)	6,584
Accounts payable	(10,231)	(2,837)
Accrued expenses and other liabilities	(39,646)	(40,327)
Income and other taxes payable	12,298	(17,823)
Net cash provided by operating activities	189,924	171,026
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(85,256)	(84,552)
Proceeds from sales of property, plant and equipment	30,425	837
Purchases of short-term investments	(898,455)	(914,598)
Proceeds from short-term investments	789,844	1,355,883
Acquisitions of businesses, net of cash acquired	—	(2,000)
Proceeds from divestiture, net of cash sold	—	52,141
Other	446	(246)
Net cash (used in) provided by investing activities	(162,996)	407,465
Cash flows from financing activities:
Principal payments on long-term borrowings	(16,031)	(17,829)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	(432)	2,353
Purchase of treasury stock, at cost	(159,528)	(382,885)
Purchase of non-controlling interests	—	(2,500)
Net cash used in financing activities	(175,991)	(400,861)
Effect of changes in exchange rates on cash and cash equivalents	(20,862)	(17,461)
Net (decrease) increase in cash and cash equivalents	(169,925)	160,169
Cash and cash equivalents — Beginning of period	698,209	709,105
Cash and cash equivalents — End of period	$528,284	$869,274
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,110	$2,766
Cash paid for income taxes	$55,001	$83,771
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$3,872	$3,520
Inventory transferred to machinery and equipment	$2,215	$2,439
Additions to property, plant and equipment included in accounts payable	$1,692	$1,989
Leased assets obtained in exchange for new operating lease liabilities	$2,053	$6,237
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, July 1, 2023	47,364,320	$6	(8,878,184)	$(1,051,040)	$969,889	$2,698,972	$(219,277)	$—	$2,398,550
Exercise of stock options and vesting of RSUs and PSUs, net of shares withheld for taxes	7,122	—	—	—	300	—	—	—	300
Purchased common stock	(449,688)	—	(449,688)	(46,497)	—	—	—	—	(46,497)
Stock-based compensation	—	—	—	—	8,142	—	—	—	8,142
Net income	—	—	—	—	—	54,994	—	—	54,994
Foreign currency translation adjustments and other	—	—	—	—	—	—	(31,538)	—	(31,538)
Balance, September 30, 2023	46,921,754	$6	(9,327,872)	$(1,097,537)	$978,331	$2,753,966	$(250,815)	$—	$2,383,951

Balance, July 1, 2022	50,206,255	$6	(5,760,999)	$(750,109)	$930,950	$2,593,147	$(134,778)	$1,135	$2,640,351
Exercise of stock options and vesting of RSUs and PSUs, net of shares withheld for taxes	6,809	—	—	—	265	—	—	—	265
Purchased common stock	(819,422)	—	(819,422)	(71,279)	—	—	—	—	(71,279)
Stock-based compensation	—	—	—	—	8,762	—	—	—	8,762
Net income	—	—	—	—	—	76,264	—	434	76,698
Foreign currency translation adjustments and other	—	—	—	—	—	—	(71,833)	(6)	(71,839)
Purchase of non-controlling interests	—	—	—	—	(937)	—	—	(1,563)	(2,500)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	51	—	51
Balance, September 30, 2022	49,393,642	$6	(6,580,421)	$(821,388)	$939,040	$2,669,411	$(206,560)	$—	$2,580,509

	Nine Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2023	48,138,257	$6	(7,879,415)	$(938,009)	$951,371	$2,576,516	$(204,524)	$—	$2,385,360
Exercise of stock options and vesting of RSUs and PSUs, net of shares withheld for taxes	201,551	—	—	—	(2,925)	—	—	—	(2,925)
Common stock issued under employee stock purchase plan	30,403	—	—	—	2,493	—	—	—	2,493
Purchased common stock	(1,448,457)	—	(1,448,457)	(159,528)	—	—	—	—	(159,528)
Stock-based compensation	—	—	—	—	27,392	—	—	—	27,392
Net income	—	—	—	—	—	177,450	—	—	177,450
Foreign currency translation adjustments and other	—	—	—	—	—	—	(46,139)	—	(46,139)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	(152)	—	(152)
Balance, September 30, 2023	46,921,754	$6	(9,327,872)	$(1,097,537)	$978,331	$2,753,966	$(250,815)	$—	$2,383,951

Balance, January 1, 2022	53,010,265	$6	(2,777,981)	$(438,503)	$908,423	$2,466,607	$(189,951)	$639	$2,747,221
Exercise of stock options and vesting of RSUs and PSUs, net of shares withheld for taxes	156,640	—	—	—	19	—	—	—	19
Common stock issued under employee stock purchase plan	29,177	—	—	—	2,334	—	—	—	2,334
Purchased common stock	(3,802,440)	—	(3,802,440)	(382,885)	—	—	—	—	(382,885)
Stock-based compensation	—	—	—	—	29,201	—	—	—	29,201
Net income	—	—	—	—	—	202,804	—	853	203,657
Foreign currency translation adjustments and other	—	—	—	—	—	—	(16,992)	71	(16,921)
Purchase of non-controlling interests	—	—	—	—	(937)	—	—	(1,563)	(2,500)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	383	—	383
Balance, September 30, 2022	49,393,642	$6	(6,580,421)	$(821,388)	$939,040	$2,669,411	$(206,560)	$—	$2,580,509
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
Activity related to the allowance for doubtful accounts was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$2,169	$1,872	$2,639	$2,108
Provision for bad debts, net of (recoveries)	(58)	372	(209)	211
Uncollectible accounts written off	(483)	—	(724)	(79)
Foreign currency translation	(41)	(125)	(119)	(121)
Balance, end of period	$1,587	$2,119	$1,587	$2,119
Comprehensive Income — Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive income is the cumulative foreign currency translation adjustment and unrealized gains or losses on derivatives. These adjustments are accumulated within the condensed consolidated statements of comprehensive income.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Total components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments and other	Unrealized gain on derivatives, net of tax	Total
Balance, July 1, 2023	$(219,277)	$—	$(219,277)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other, net of tax benefit of $94	(31,538)	—	(31,538)
Total other comprehensive loss	(31,538)	—	(31,538)
Balance, September 30, 2023	$(250,815)	$—	$(250,815)

Balance, July 1, 2022	$(134,926)	$148	$(134,778)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other before reclassification, net of tax benefit of $70	(72,041)	—	(72,041)
Reclassification for foreign currency translation adjustments and other included in net income	208	—	208
Unrealized gain on derivatives, net of tax expense of $14	—	51	51
Total other comprehensive (loss) income	(71,833)	51	(71,782)
Balance, September 30, 2022	$(206,759)	$199	$(206,560)

	Foreign currency translation adjustments and other	Unrealized (loss) gain on derivatives, net of tax	Total
Balance, January 1, 2023	$(204,676)	$152	$(204,524)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other, net of tax expense of $10	(46,139)	—	(46,139)
Unrealized loss on derivatives, net of tax benefit of $46	—	(152)	(152)
Total other comprehensive loss	(46,139)	(152)	(46,291)
Balance, September 30, 2023	$(250,815)	$—	$(250,815)

Balance, January 1, 2022	$(189,767)	$(184)	$(189,951)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other before reclassification, net of tax expense of $72	(17,200)	—	(17,200)
Reclassification for foreign currency translation adjustments and other included in net income	208	—	208
Unrealized gain on derivatives, net of tax expense of $117	—	383	383
Total other comprehensive (loss) income	(16,992)	383	(16,609)
Balance, September 30, 2022	$(206,759)	$199	$(206,560)
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
The following tables represent a disaggregation of revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales by Application
Materials processing	$265,226	$312,546	$892,379	$994,866
Other applications	36,175	36,460	96,167	101,142
Total	$301,401	$349,006	$988,546	$1,096,008

Sales by Product
High Power Continuous Wave ("CW") Lasers	$119,512	$152,767	$419,538	$483,455
Medium Power CW Lasers	20,937	20,639	57,146	63,230
Pulsed Lasers	41,420	55,216	150,569	192,000
Quasi-Continuous Wave ("QCW") Lasers	10,856	11,353	35,978	38,212
Laser and Non-Laser Systems	37,493	35,930	117,064	108,970
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	71,183	73,101	208,251	210,141
Total	$301,401	$349,006	$988,546	$1,096,008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales by Geography
North America	$71,349	$82,119	$225,649	$247,495
Europe:
Germany	23,423	20,622	72,218	70,831
Other Europe	71,946	72,332	225,231	227,739
Asia:
China	84,408	117,952	284,262	385,080
Japan	15,829	11,220	54,196	38,847
Other	29,741	39,130	111,457	111,500
Rest of World	4,705	5,631	15,533	14,516
Total	$301,401	$349,006	$988,546	$1,096,008

Timing of Revenue Recognition
Goods and services transferred at a point in time	$289,477	$337,648	$952,173	$1,056,318
Goods and services transferred over time	11,924	11,358	36,373	39,690
Total	$301,401	$349,006	$988,546	$1,096,008
One of the Company's customers accounted for 16% and 14% of the Company's net accounts receivable as of September 30, 2023 and December 31, 2022, respectively.
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
The following table reflects the changes in the Company's contract assets and liabilities for the nine months ended September 30, 2023 and 2022:

	September 30,	January 1,		September 30,	January 1,
	2023	2023	Change	2022	2022	Change
Contract assets
Contract assets	$5,623	$8,620	$(2,997)	$8,995	$9,345	$(350)
Contract liabilities
Contract liabilities - current	66,961	80,068	(13,107)	81,868	89,659	(7,791)
Contract liabilities - long-term	2,851	3,142	(291)	2,711	2,691	20
During the three months ended September 30, 2023 and 2022 the Company recognized revenue of $7,730 and $31,213, respectively, that was included in contract liabilities at the beginning of each period. During the nine months ended September 30, 2023 and 2022 the Company recognized revenue of $51,173 and $65,743, respectively, that was included in contract liabilities at the beginning of each period.
The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of September 30, 2023:

	Remaining Performance Obligations
	2023 (a)	2024	2025	2026	2027	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$1,190	$2,376	$1,092	$819	$463	$88	$6,028
Revenue to be earned over time from contracts to sell large scale materials processing systems	10,661	9,321	—	—	—	—	19,982
Total	$11,851	$11,697	$1,092	$819	$463	$88	$26,010
(a) For the three-month period beginning October 1, 2023.
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
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the condensed consolidated balance sheets with the exception of the interest rate swap, which was measured at fair value:

	Fair Value Measurements at September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$146,503	$146,503	$—	$—
Term deposits	67,047	—	67,047	—
Commercial paper	17,450	—	17,450	—
Corporate bonds	13,775	—	13,775	—
U.S. Treasury and agency obligations	4,966	—	4,966	—
Short-term investments:
Commercial paper	283,788	—	283,788	—
U.S. Treasury and agency obligations	180,697	—	180,697	—
Corporate bonds	137,238	—	137,238	—
Term deposits	3,009	—	3,009	—
Total assets	$854,473	$146,503	$707,970	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$195,654	$195,654	$—	$—
Commercial paper	94,661	—	94,661	—
Term deposits	68,827	—	68,827	—
Corporate bonds	1,497	—	1,497	—
Short-term investments:
Commercial paper	363,991	—	363,991	—
Corporate bonds	65,022	—	65,022	—
U.S. Treasury and agency obligations	39,611	—	39,611	—
Term deposits	10,113	—	10,113	—
Other assets:
Interest rate swaps	198	—	198	—
Total assets	$839,574	$195,654	$643,920	$—
Liabilities
Term debt	$16,031	$—	$16,031	$—
Total liabilities	$16,031	$—	$16,031	$—
Short-term investments consist of liquid investments with original maturities of greater than three months but less than one year and are recorded at amortized cost. There were no impairments for the investments considered held-to-maturity during the quarters ended September 30, 2023 and 2022. There were no current expected credit loss allowances for the investments considered held-to-maturity at September 30, 2023 and 2022. The Company holds highly-rated held-to-maturity instruments that are within one year of maturity.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	September 30, 2023		December 31, 2022
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$605,207	$604,732	$479,374	$478,737
4. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2023	2022
Components and raw materials	$279,309	$322,506
Work-in-process	62,414	18,911
Finished goods	138,106	167,946
Total	$479,829	$509,363
The Company recorded inventory provisions totaling $9,119 and $12,883 for the three months ended September 30, 2023 and 2022, respectively, and $32,434 and $38,363 for the nine months ended September 30, 2023 and 2022. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials, work-in-process and finished goods.
5. RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS
In the fourth quarter of 2022, the Company implemented a restructuring program at its Russian subsidiary. In the third quarter of 2023, the Company substantially completed the restructuring program. As a result, the remaining restructuring accrual was substantially recovered. This resulted in net restructuring recoveries of $1,501 and $357 for the three and nine months ended September 30, 2023, respectively. There was no restructuring related activity for the three or nine months ended September 30, 2022.
The remaining restructuring accrual was included in accrued expenses and other current liabilities in the Company's condensed consolidated balance sheets. Activity related to the restructuring accrual was as follows:

Nine Months Ended September 30,
2023
Balance, beginning of period	$4,869
Charges	1,367
Cash payments	(3,630)
Recoveries	(1,724)
Foreign exchange adjustment	(864)
Balance, end of period	$18
The non-cash long-lived asset impairment charges of $1,237 for both the three and nine months ended September 30, 2023, and $919 for both the three and nine months ended September 30, 2022, related to the right-of-use ("ROU") asset for a leased building associated with the Company's Submarine Network Division business that was previously divested. Attempts to sublease the space have been unsuccessful. As of September 30, 2023, the ROU asset related to this lease has been reduced to zero.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
6. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill:

	Nine Months Ended September 30,
	2023	2022
Balance, beginning of period	$38,325	$38,609
Goodwill arising from business combinations	—	1,000
Goodwill written off related to divestiture	—	(796)
Foreign exchange adjustment	(60)	(850)
Balance, end of period	$38,265	$37,963
Intangible assets, subject to amortization, consisted of the following:

	September 30, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$48,124	$(24,875)	$23,249	11 years	$48,155	$(21,734)	$26,421	11 years
Technology, trademark and trade name	29,790	(25,140)	4,650	7 years	30,360	(23,189)	7,171	7 years
Production know-how	9,091	(9,029)	62	7 years	9,109	(8,818)	291	7 years
Patents	8,034	(7,939)	95	8 years	8,034	(7,797)	237	8 years
Total	$95,039	$(66,983)	$28,056		$95,658	$(61,538)	$34,120
Amortization expense for the three months ended September 30, 2023 and 2022 was $2,020 and $2,447, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was $6,062 and $8,377, respectively. The estimated future amortization expense for intangibles for the remainder of 2023 and subsequent years is as follows:

2023 (a)	2024	2025	2026	2027	Thereafter	Total
$1,833	$5,553	$4,977	$4,216	$4,004	$7,473	$28,056
(a) For the three-month period beginning October 1, 2023.
7. OTHER LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2023	2022
Contract liabilities	$66,961	$80,068
Accrued compensation	64,060	78,251
Current portion of accrued warranty	27,280	28,504
Short-term lease liabilities	4,401	5,234
Other	11,815	10,707
Total	$174,517	$202,764

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Other long-term liabilities and deferred income taxes consist of the following:

	September 30,	December 31,
	2023	2022
Accrued warranty	$20,814	$24,358
Transition tax related to 2017 U.S. tax reform act	11,010	19,874
Long-term lease liabilities	13,199	16,787
Unrealized tax benefits	17,778	15,841
Deferred income taxes	1,256	1,469
Other	5,147	4,945
Total	$69,204	$83,274
8. PRODUCT WARRANTIES
The Company typically provides one to five years parts and service warranties on lasers, laser and non-laser systems, and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
Activity related to the warranty accrual was as follows:

	Nine Months Ended September 30,
	2023	2022
Balance, beginning of period	$52,862	$49,864
Provision for warranty accrual	9,874	18,280
Warranty claims	(13,792)	(13,968)
Foreign currency translation	(850)	(4,198)
Balance, end of period	$48,094	$49,978
Accrued warranty reported in the accompanying condensed consolidated financial statements as of September 30, 2023 and December 31, 2022 consist of $27,280 and $28,504 in accrued expenses and other current liabilities, respectively, and $20,814 and $24,358 in other long-term liabilities and deferred income taxes, respectively.
9. FINANCING ARRANGEMENTS
Revolving Line of Credit Facilities:
The Company maintains a $75,000 U.S. revolving line of credit, which is available to certain foreign subsidiaries and allows for borrowings in the local currencies of those subsidiaries. The Company also maintains a €1,500 ($1,586) Italian overdraft facility. The German €50,000 line-of-credit expired on July 31, 2023.
At September 30, 2023 and December 31, 2022, there were no amounts drawn on the U.S. line-of-credit, and there were $2,474 and $2,396, respectively, of guarantees issued against the facility, which reduce the amount of the facility available to draw. At September 30, 2023 and December 31, 2022, there were no amounts drawn on the euro overdraft facility. After providing for the guarantees used, the total unused lines-of-credit and overdraft facility were $74,112 at September 30, 2023.

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
The derivative gains and losses in the condensed consolidated financial statements related to the Company's previous interest rate swap contract were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Effective portion recognized in other comprehensive income, pretax:
Interest rate swap	$—	$65	$(198)	$500
11. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in legal disputes and other proceedings in the ordinary course of its business. These matters may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of September 30, 2023 and through the filing date of these condensed consolidated financial statements, the Company is aware of no ongoing legal proceedings that management estimates could have a material effect on the Company's Consolidated Financial Statements.
12. INCOME TAXES
The effective tax rates were 18.9% and 21.0% for the three months ended September 30, 2023 and 2022, respectively, and 23.8% and 22.7% for the nine months ended September 30, 2023 and 2022 respectively. There was a net discrete tax detriment of $169 for the three months ended September 30, 2023 and a net discrete tax benefit of $3,644 for the three months ended September 30, 2022. In the third quarter of 2023, the impact of relatively lower profits in high tax jurisdictions helped to reduce the third quarter tax rate by more than the impact of the reduced discrete benefits. There was a net discrete tax detriment of $390 and a net discrete tax benefit of $6,806 for the nine months ended September 30, 2023 and 2022, respectively. The discrete detriment for the three and nine months ended September 2023 did not have a significant effect on the Company's tax rate. The 2022 discrete items include a reduction in taxes as a result of filing amended returns to obtain foreign tax incentives for capital investments in prior years and to changes in tax position agreed to with tax authorities for prior year audits which were partly offset by the impact from tax deductions for equity-based compensation that were less than the compensation expense recognized for books.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes. The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The following is a summary of the activity of the Company’s unrecognized tax benefits for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Balance, beginning of period	$15,841	$19,209
Change in prior period positions	(1,274)	(603)
Additions for tax positions in current period	3,738	—
Foreign currency translation	(527)	865
Balance, end of period	$17,778	$19,471
The liability for uncertain tax benefits is included in other long-term liabilities and deferred income taxes at September 30, 2023 and December 31, 2022. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate, if recognized.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
13. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER COMMON SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per common share following the treasury stock method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to IPG Photonics Corporation common stockholders	$54,994	$76,264	$177,450	$202,804
Basic weighted average common shares	47,236,901	51,628,701	47,363,974	51,449,367
Dilutive effect of common stock equivalents	151,218	108,289	171,661	176,565
Diluted weighted average common shares	47,388,119	51,736,990	47,535,635	51,625,932
Basic net income attributable to IPG Photonics Corporation per common share	$1.16	$1.48	$3.75	$3.94
Diluted net income attributable to IPG Photonics Corporation per common share	$1.16	$1.47	$3.73	$3.93
The computation of diluted weighted average common shares excludes common stock equivalents including non-qualified stock options, performance stock units ("PSUs"), restricted stock units ("RSUs") and employee stock purchase plan ("ESPP") because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-qualified stock options	529,228	672,539	537,065	604,394
Restricted stock units	55,201	373,646	376,382	340,924
Performance stock units	—	91,920	53,470	78,999
Total weighed average anti-dilutive shares outstanding	584,429	1,138,105	966,917	1,024,317
On May 2, 2023, the Company announced that its Board of Directors has authorized the purchase of up to $200,000 of IPG common stock. This authorization is in addition to the Company's stock repurchase programs authorized in August 2022.
For the three months ended September 30, 2023, the Company repurchased 449,688 under the May 2023 authorization with a weighted average price of $102.37 per share in the open market. For the nine months ended September 30, 2023, the Company repurchased 1,448,457 shares of common stock under the May 2023 authorization and August 2022 authorization with a weighted average price of $109.21 per share in the open market. The impact on the reduction of weighted average shares for the three and nine months ended September 30, 2023 was 131,533 shares and 932,015 shares, respectively.

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
We evaluated the recoverability of certain assets located in Russia during the fourth quarter of 2022 and incurred impairment charges that reduced the value of fixed assets, inventory and other current assets. We also incurred restructuring charges in 2022 and 2023. As of September 30, 2023, we have substantially completed the restructuring program in Russia and recovered the majority of the remaining restructuring charges accrual. Refer to Note 5 "Restructuring and Impairment of Long-lived Assets" in the notes to the condensed consolidated financial statements for further information.
Sales to third-parties in Russia were approximately 3% of our revenue for both the first three quarters of 2023 and the full year ended December 31, 2022. Our Russian subsidiary has historically supplied finished goods for our China market. Sanctions have limited our ability to provide components to Russia for the completion of finished lasers. Although our Russian operation has built safety stock in anticipation of this situation, we are also producing more finished lasers for China at other IPG locations. The total value of product shipped to the Chinese market from Russia was approximately $13.3 million for the nine months ended September 30, 2023 and $61.5 million for the full year ended December 31, 2022.
At September 30, 2023, we had working capital excluding cash and cash equivalents of $21.2 million in Russia of which $18.1 million is inventory. We had $63.7 million of cash and cash equivalents in Russia. The net asset value of our Russian subsidiary was $87.9 million. In addition to the impairment charges referenced above, the net value of assets in Russia has been reduced by $146.2 million due to the cumulative translation effect of the Russian ruble compared to the U.S. dollar, which is included in the accumulated other comprehensive loss component of stockholders' equity. Depending upon the outcome of our review of our Russian operations, we may incur additional asset impairment charges and the cumulative translation effect of foreign exchange fluctuations that is currently included in accumulated other comprehensive loss on our condensed consolidated balance sheets may be charged to our condensed consolidated statements of income.
We continue to manufacture laser cabinets and other mechanical components in Belarus. Trade sanctions to date have not significantly affected our ability to supply these items from Belarus to other manufacturing locations. The value of the long lived assets in Belarus was $31.3 million at September 30, 2023, and we had working capital excluding cash of $4.9 million in Belarus of which $4.5 million is inventory. In addition, we had $5.1 million of cash in Belarus.
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
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive including electric vehicles ("EV"), other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 90% of our revenues for both the first three quarters of 2023 and the full 2022 fiscal year, were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.
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
We are also susceptible to global or regional disruptions such as political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, natural disasters, macroeconomic concerns and the impact of the COVID-19 outbreak that affect the level of capital expenditures or global commerce. With respect to the COVID-19 outbreak specifically, the possible effect over the longer term remains uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19 or new variants, the extent and effectiveness of containment actions taken, the approval, effectiveness, timing and widespread vaccination of the global population, and the impact of these and other factors on our customer base and general commercial activity.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $9.1 million and $12.9 million for the three months ended September 30, 2023 and 2022, respectively, and $32.4 million and $38.4 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Goodwill and long-lived assets impairments. We review our intangible assets and property, plant and equipment for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates, lack of growth in our relevant business units, differences in the estimated product acceptance rates, or market prices below the carrying value of long-lived assets evaluated for sale could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. We have long-lived assets in Belarus with a carrying value of $31.3 million. If sanctions increase or if the geopolitical situation changes such that we can no longer use Belarus as a source of supply for our laser cabinets and other mechanical components, we may need to evaluate those assets for impairment, which may result in impairment charges.
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
Foreign exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S. and Germany) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the euro, the Russian ruble, and the Chinese yuan have had and could have an additional significant impact on our sales, costs and earnings. For the quarter ended September 30, 2023, the foreign exchange gain was primarily created by the depreciation of the euro and the Russian ruble partially offset by a foreign exchange loss created by the depreciation of the Chinese yuan as compared to the U.S. dollar. Our European and Russian subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars.

Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Income taxes. We are evaluating the impact of countries adopting tax legislation in accordance with the proposals presented by the OECD (Pillars 1 and 2). Based on the current drafts of the proposals, the tax impact in most countries will not be significant in 2024 due to an effective tax rate in those countries in excess of 15% or as a result of the transition rules that are proposed.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from period to period. Net sales derived from our five largest customers as a percentage of our net sales was 14% for the nine months ended September 30, 2023 and 15%, and 19% for the full years 2022 and 2021, respectively. One of our customers accounted for 16% and 14% of our net accounts receivable at September 30, 2023 and December 31, 2022, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our products. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Net sales. Net sales decreased by $47.6 million, or 13.6%, to $301.4 million for the three months ended September 30, 2023 from $349.0 million for the three months ended September 30, 2022.
The table below sets forth sales by application:

	Three Months Ended September 30,
	2023		2022		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$265,226	88.0%	$312,546	89.6%	$(47,320)	(15.1)%
Other applications	36,175	12.0%	36,460	10.4%	(285)	(0.8)%
Total	$301,401	100.0%	$349,006	100.0%	$(47,605)	(13.6)%
The table below sets forth sales by type of product and other revenue:

	Three Months Ended September 30,
	2023		2022		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$119,512	39.7%	$152,767	43.8%	$(33,255)	(21.8)%
Medium Power CW Lasers	20,937	6.9%	20,639	5.9%	298	1.4%
Pulsed Lasers	41,420	13.8%	55,216	15.8%	(13,796)	(25.0)%
Quasi-Continuous Wave ("QCW") Lasers	10,856	3.6%	11,353	3.3%	(497)	(4.4)%
Laser and Non-Laser Systems	37,493	12.4%	35,930	10.3%	1,563	4.4%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	71,183	23.6%	73,101	20.9%	(1,918)	(2.6)%
Total	$301,401	100.0%	$349,006	100.0%	$(47,605)	(13.6)%
Materials processing
Sales for materials processing applications decreased primarily due to lower sales of high power CW lasers and pulsed lasers, partially offset by higher sales of medium power CW lasers.
•High power CW laser sales decreased due to lower sales for cutting and welding applications. Within cutting applications, the decrease in sales was attributable to softer demand in China and Europe as well as increased competition in China.

•Medium power CW laser sales increased driven by higher demand in welding and additive manufacturing applications.
•Pulsed laser sales, including high power pulsed lasers, decreased due to lower sales for solar cell manufacturing and marking and engraving applications.
•QCW laser sales decreased due to lower demand in fine processing for consumer electronics applications.
•Laser and non-laser systems sales benefited from higher demand for LightWELD.
Other Applications
Sales from other applications decreased due to decreased demand for lasers used in advanced applications and a decrease in telecom sales due to the divestiture of the telecommunications transmission product line in the third quarter of 2022.
Cost of sales and gross margin. Cost of sales decreased by $30.1 million, or 15.2%, to $168.5 million for the three months ended September 30, 2023 from $198.6 million for the three months ended September 30, 2022. Our gross margin increased to 44.1% for the three months ended September 30, 2023 from 43.1% for the three months ended September 30, 2022. The increase in gross margin was driven by continued focus on manufacturing costs and efficiency, a decrease in shipping costs and tariffs, and a decrease in provisions for excess and obsolete inventory as a percentage of sales. The strong U.S. dollar has negatively affected gross margin because a disproportionate amount of our manufacturing costs are denominated in U.S. dollars as compared to our sales which are predominantly denominated in foreign currencies.
Sales and marketing expense. Sales and marketing expense increased by $2.8 million, or 14.4%, to $22.2 million for the three months ended September 30, 2023 compared with $19.4 million for the three months ended September 30, 2022. The increase is due to higher personnel and related costs and premises costs. As a percentage of sales, sales and marketing expense increased to 7.4% from 5.6% for the three months ended September 30, 2023 and 2022, respectively.
Research and development expense. Research and development expense decreased by $0.7 million, or 2.8%, to $24.7 million for the three months ended September 30, 2023, compared to $25.4 million for the three months ended September 30, 2022. Decreases in amortization of production licenses and other R&D expense are primarily the result of the divestiture of our telecommunications transmission product line in the third quarter of 2022. Further, depreciation expense decreased primarily as a result of the impairment of Russian long-lived assets in the fourth quarter of 2022. The decrease in expense is partially offset by an increase in personnel and related costs. As a percentage of sales, research and development expense increased to 8.2% for the three months ended September 30, 2023 from 7.3% for the three months ended September 30, 2022.
General and administrative expense. General and administrative expense decreased by $2.8 million, or 8.3%, to $31.0 million for the three months ended September 30, 2023 from $33.8 million for the three months ended September 30, 2022. This change was primarily a result of lower depreciation expenses, which were driven by the impairment of Russian long-lived assets and the sale of our corporate aircraft in the fourth quarter of 2022, and lower personnel and related costs. The expense reductions were partially offset by a net loss of $1.3 million related to the sales of our buildings in Alabama and California in the third quarter of 2023. As a percentage of sales, general and administrative expense increased to 10.3% from 9.7% for the three months ended September 30, 2023 and 2022, respectively.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. dollar had been the same as one year ago, which were on average euro 0.99, Russian ruble 59, Japanese yen 138 and Chinese yuan 6.85, respectively, we estimate that net sales for the three months ended September 30, 2023 would have been $5.7 million higher, gross profit would have been $4.4 million higher and total operating expenses would have been $1.2 million higher.
Impairment of long-lived assets. We recorded a non-cash long-lived asset impairment charge of $1.2 million for the three months ended September 30, 2023 as compared to $0.9 million for the three months ended September 30, 2023, related to the right-of-use ("ROU") asset for a leased building associated with our Submarine Network Division business that was previously divested. Attempts to sublease the space have been unsuccessful. As of September 30, 2023, the ROU asset related to this lease has been reduced to zero.
Restructuring charges (recoveries), net. In the third quarter of 2023, we substantially completed the restructuring program at our Russian subsidiary. As a result, we released $1.5 million that had been accrued in relation to restructuring expenses.
Gain on foreign exchange. We incurred a foreign exchange transaction gain of $0.4 million for the three months ended September 30, 2023 as compared to a $0.5 million gain for the three months ended September 30, 2022. Our European and Russian subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars. The foreign exchange gain for the three months ended September 30, 2023 was primarily attributable to gain from the depreciation of euro and the Russian ruble, partially offset by loss from the depreciation of the Chinese yuan as compared to the U.S. dollar.
Interest income, net. Interest income, net was $11.6 million for the three months ended September 30, 2023 as compared to $3.6 million of income for three months ended September 30, 2022. The change in interest income, net, was due to an increase in yields on cash equivalents and short term investments that resulted from higher market interest rates as compared to prior year rates.
Provision for income taxes. Provision for income taxes was $12.8 million for the three months ended September 30, 2023 compared to $20.4 million for the three months ended September 30, 2022, representing an effective tax rate of 18.9% and 21.0% for the three months ended September 30, 2023 and 2022, respectively. There were net discrete tax detriments of $0.2 million for the three months ended September 30, 2023 and net discrete benefits of $3.6 million for the three months ended September 30, 2022. In the third quarter of 2023, the impact of relatively lower profits in high tax jurisdictions helped to reduce the third quarter tax rate by more than the impact of the reduced discrete benefits. The 2022 discrete items include a reduction in taxes as a result of filing amended returns to obtain foreign tax incentives for capital investments in prior years.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $21.3 million to $55.0 million for the three months ended September 30, 2023 compared to $76.3 million for the three months ended September 30, 2022. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 3.7 percentage points to 18.2% for the three months ended September 30, 2023 from 21.9% for the three months ended September 30, 2022 due to the factors described above.
Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Net sales. Net sales decreased by $107.5 million, or 9.8% to $988.5 million for the nine months ended September 30, 2023 from $1,096.0 million for the nine months ended September 30, 2022.
The table below sets forth sales by application:

	Nine Months Ended September 30,
	2023		2022		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$892,379	90.3%	$994,866	90.8%	$(102,487)	(10.3)%
Other applications	96,167	9.7%	101,142	9.2%	(4,975)	(4.9)%
Total	$988,546	100.0%	$1,096,008	100.0%	$(107,462)	(9.8)%

The table below sets forth sales by type of product and other revenue:

	Nine Months Ended September 30,
	2023		2022		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power CW Lasers	$419,538	42.4%	$483,455	44.1%	$(63,917)	(13.2)%
Medium Power CW Lasers	57,146	5.8%	63,230	5.8%	(6,084)	(9.6)%
Pulsed Lasers	150,569	15.2%	192,000	17.5%	(41,431)	(21.6)%
QCW Lasers	35,978	3.6%	38,212	3.5%	(2,234)	(5.8)%
Laser and Non-Laser Systems	117,064	11.9%	108,970	9.9%	8,094	7.4%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	208,251	21.1%	210,141	19.2%	(1,890)	(0.9)%
Total	$988,546	100.0%	$1,096,008	100.0%	$(107,462)	(9.8)%

Materials processing
Sales for materials processing applications decreased due to decreases in sales of high power CW lasers, pulsed lasers, medium power CW lasers and QCW lasers, partially offset by higher sales of laser and non-laser systems and other laser products and service.
•High power CW laser sales decreased due to lower sales for cutting applications due to softer demand in China and Europe and increased competition in China.
•The decrease in medium power CW sales related to a decrease in demand for micromaterial processing and cutting, partially offset by additive manufacturing.
•Pulsed laser sales, including high power pulsed lasers, decreased due to a decrease in sales for marking and engraving, and foil cutting applications, and lower demand for green pulsed lasers used for solar cell manufacturing applications, partially offset by growth in sales for cleaning and ablation applications.
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
Cost of sales and gross margin. Cost of sales decreased by $40.4 million, or 6.7%, to $561.0 million for the nine months ended September 30, 2023 from $601.4 million for the nine months ended September 30, 2022. Our gross margin decreased to 43.2% for the nine months ended September 30, 2023 from 45.1% for the nine months ended September 30, 2022. Gross margin decreased mainly due to an increase in cost of product sold from inventory, partially offset by decreases in shipping costs and tariffs and inventory provisions for excess and obsolete inventory as a percentage of sales. The strong U.S. dollar has negatively affected gross margin because a disproportionate amount of our manufacturing costs are denominated in U.S. dollar as compared to our sales which are predominantly denominated in foreign currencies.
Sales and marketing expense. Sales and marketing expense increased by $4.7 million, or 8.0%, to $63.5 million for the nine months ended September 30, 2023 compared with $58.8 million for the nine months ended September 30, 2022. The increase is due to higher personnel and related costs and travel and entertainment costs, offset by lower depreciation and amortization expenses. As a percentage of sales, sales and marketing expense increased to 6.4% from 5.4% for the nine months ended September 30, 2023 and 2022, respectively.
Research and development expense. Research and development expense decreased by $18.5 million, or 20.7%, to $71.0 million for the nine months ended September 30, 2023, compared to $89.5 million for the nine months ended September 30, 2022. Decreases in personnel and related costs, amortization of production licenses, and other R&D expense are primarily the result of the divestiture of our telecommunications transmission product line in the third quarter of 2022. Further, depreciation expenses decreased primarily as a result of the impairment of Russian long-lived assets in 2022. Lastly, we incurred lower information systems and contractor expenses compared to the nine months ended September 30, 2022. As a percentage of sales, research and development expense decreased to 7.2% for the nine months ended September 30, 2023 from 8.2% for the nine months ended September 30, 2022.
General and administrative expense. General and administrative expense decreased by $7.2 million, or 7.4%, to $90.7 million for the nine months ended September 30, 2023 from $97.9 million for the nine months ended September 30, 2022, primarily as a result of decreases in consultant costs, repairs and maintenance costs, and depreciation expenses. The expense reductions were partially offset by a net loss of $1.3 million related to the sales of our buildings in Alabama and California in the third quarter of 2023. As a percentage of sales, general and administrative expense increased to 9.2% for the nine months ended September 30, 2023 from 8.9% for the nine months ended September 30, 2022.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. dollar had been the same as one year ago, which were on average euro 0.94, Russian ruble 70, Japanese yen 128 and Chinese yuan 6.60, respectively, we would have expected net sales for the nine months ended September 30, 2023 to be $29.8 million higher, gross profit to be $17.6 million higher and total operating expenses would have been $3.3 million higher.

Impairment of long-lived assets. We recorded a non-cash long-lived asset impairment charge of $1.2 million for the nine months ended September 30, 2023 as compared to $0.9 million for the nine months ended September 30, 2022, related to the ROU asset for a leased building associated with our Submarine Network Division business that was previously divested. Attempts to sublease the space have been unsuccessful. As of September 30, 2023, the ROU asset related to this lease has been reduced to zero.
Restructuring charges (recoveries), net. In the third quarter of 2023, we substantially completed the restructuring program at our Russian subsidiary. As a result, we released $1.5 million that had been accrued in relation to restructuring expenses.
Gain on foreign exchange. We benefited from a foreign exchange transaction gain of $1.8 million for the nine months ended September 30, 2023 as compared to a loss of $11.3 million for the nine months ended September 30, 2022. Our European and Russian subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars. The gain for the nine months ended September 30, 2023 was primarily attributable to gain from the depreciation of the Russian ruble, partially offset by loss from the depreciation of Chinese yuan and euro as compared to the U.S. dollar.
Interest income, net. Interest income, net, was $28.4 million for the nine months ended September 30, 2023 as compared to $4.7 million of income for the nine months ended September 30, 2022. The increase in interest income, net, was due to an increase in yields on cash equivalents and short-term investments that resulted from higher market interest rates as compared to prior year rates.
Provision for income taxes. Provision for income taxes was $55.3 million for the nine months ended September 30, 2023 compared to $59.7 million for the nine months ended September 30, 2022, representing an effective tax rate of 23.8% and 22.7% for the nine months ended September 30, 2023 and 2022, respectively. There was a net discrete tax detriment of $0.4 million and a net discrete tax benefit of $6.8 million for the nine months ended September 30, 2023 and 2022, respectively. The discrete detriment for the nine months ended September 2023 did not have a significant effect on our tax rate. The 2022 discrete items include a reduction in taxes as a result of filing amended returns to obtain foreign tax incentives for capital investments in prior years and to changes in tax position agreed to with tax authorities for prior year audits which was partly offset by the impact from tax deductions for equity-based compensation that were less than the compensation expense recognized for books.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $25.3 million to $177.5 million for the nine months ended September 30, 2023 compared to $202.8 million for the nine months ended September 30, 2022. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 0.5 percentage point to 18.0% for the nine months ended September 30, 2023 from 18.5% for the nine months ended September 30, 2022 due to the factors described above.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents, short-term investments, our cash flows from operations and our existing line of credit provide us with the financial flexibility to meet our liquidity and capital needs. We expect to continue making investments in capital expenditures, to assess acquisition opportunities and to repurchase shares of our stock in accordance with our repurchase program. The extent and timing of such expenditures may vary from period to period. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our growth, the timing and extent of spending to support development efforts, expansion of global sales and marketing activities, government regulation including trade sanctions, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the near term, we will incur capital expenditures related to the expansion of capacity outside of Russia because of the reduction in manufacturing activity and capacity at our Russian factory that we can access due to sanctions. As of September 30, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
Included in cash and cash equivalents are $63.7 million of cash and cash equivalents located in Russia, and $5.1 million of cash and cash equivalents located in Belarus, as of September 30, 2023. Cash and cash equivalents in Russia are subject to capital controls that prevent repatriation by dividend or distribution of capital. There are currently no restrictions on our ability to use cash and cash equivalents in Russia for operating purposes including converting cash to foreign currency for the payment of goods received from vendors outside of Russia. The Russian operations are self-funding. Approximately 5% of our consolidated working capital including cash, cash equivalents and short-term investments is located in Russia. We are making no new investments in Russia.

The following table presents our principal sources of liquidity:

	September 30,	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$528,284	$698,209
Short-term investments	605,207	479,374
Unused credit lines and overdraft facilities	74,112	125,965
Working capital (excluding cash, cash equivalents and short-term investments)	567,260	534,045
Short-term investments at September 30, 2023 consist of liquid investments including commercial paper, U.S. Treasury and agency obligations, corporate bonds and term deposits with original maturities of greater than three months but less than one year. See Note 3, "Fair Value Measurements" in the notes to the condensed consolidated financial statements for further information about our short-term investments.
The following table details our line-of-credit facilities as of September 30, 2023:

Description	Total Facility/ Note	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$75.0 million	BSBY plus 0.8% to 1.2%, depending on our performance	April 2025	Unsecured
Euro Facility (2)	Euro 1.5 million ($1.6 million)	5.40%	December 2023	Common pool of assets of Italian subsidiary
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At September 30, 2023, there were no amounts drawn on this line; however, there were $2.5 million of guarantees issued against the line which reduces total availability.
(2) At September 30, 2023, there were no drawings.
At September 30, 2023, our committed credit line is with Bank of America N.A. in the amount of $75.0 million and it is not syndicated. We are required to meet certain financial covenants associated with this credit line. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that we maintain a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. Funded debt is decreased by our cash and available marketable securities not classified as long-term investments in the U.S.A. in excess of $50 million up to a maximum of $500 million. We were in compliance with all such financial covenants as of and for the three months ended September 30, 2023.
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

The following table presents cash flow activities:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash provided by operating activities	$189,924	$171,026
Cash (used in) provided by investing activities	(162,996)	407,465
Cash used in financing activities	(175,991)	(400,861)
Operating activities. Net cash provided by operating activities increased by $18.9 million to $189.9 million for the nine months ended September 30, 2023 from $171.0 million for the nine months ended September 30, 2022, primarily due to a decrease in cash used in working capital. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The increase in cash flow from operating activities in 2023 primarily resulted from:
•a decrease in cash used by inventory, as we moderate investment in safety stock related to supply chain disruptions for third party electronic parts and components internally manufactured by our factory in Russia;
•an increase in cash provided by income and other taxes payable driven by the timing of estimated tax payments made and refunds received from filing tax returns; and
•a decrease in cash used by accrued expenses due to lower bonus payments, partially offset by an increase in cash used by contract liabilities, billings in excess of costs and estimated earning and accounting and legal accruals.
The increases in cash provided by operating activities were partially offset by:
•an increase in cash used by accounts receivable due to timing of collection;
•a decrease in cash provided by net income after adjusting for non-cash operating activities;
•an increase in cash used by prepaid expenses and other assets due to timing of bank acceptance drafts, insurance prepayments and billings on custom systems; and
•an increase in cash used by accounts payable due to timing of payments.
Investing activities. Net cash used in investing activities was $163.0 million for the nine months ended September 30, 2023 as compared to cash provided by investing activities of $407.5 million in 2022. The cash used in investing activities in 2023 related to $108.6 million of net purchases of short-term investments and $85.3 million of cash used for capital expenditures; partially offset by $30.4 million of cash provided by sales of property, plant and equipment. The cash provided by investing activities in 2022 related to $441.3 million of net proceeds from short-term investments, and $52.1 million of proceeds received from the divestiture of the telecommunications transmission product lines, net of cash sold; partially offset by $84.6 million of cash used for capital expenditures.
In 2023, we expect to invest approximately $100 million to $110 million in capital expenditures, excluding acquisitions. Capital expenditures include investments in property, facilities and equipment to add capacity worldwide to support anticipated revenue growth, increase vertical integration, increase redundant manufacturing capacity for critical components and enhance research and development capabilities. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period once a project has been started.
Financing activities. Net cash used in financing activities was $176.0 million for the nine months ended September 30, 2023 as compared to net cash used of $400.9 million in 2022. The cash used in financing activities in 2023 primarily related to the purchase of treasury stock of $159.5 million and principal payments on our long-term borrowings of $16.0 million. The cash used in financing activities in 2022 primarily related to the purchase of treasury stock of $382.9 million, and $17.8 million of principal payments on our long-term borrowings.
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
We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our borrowings on our bank credit facilities. Although our U.S. revolving line of credit have variable rates, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the euro, the Russian ruble, and the Chinese yuan. Changes in the exchange rate of the U.S. dollar versus the functional currencies of our subsidiaries affect the translated value and relative level of sales and net income that we report from one period to the next. In addition, our subsidiaries may have assets or liabilities denominated in a currency other than their functional currency which results in foreign exchange transaction gains and losses due to changes in the value of the functional currency versus the currency the assets and liabilities are denominated in. The gain on foreign exchange transactions totaled $0.4 million for the three months ended September 30, 2023 compared to a gain of $0.5 million for the three months ended September 30, 2022. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. At September 30, 2023, our material foreign currency exposure is net U.S. dollar denominated assets at subsidiaries where the euro or the Russian ruble is the functional currency and U.S. dollar denominated liabilities where the Chinese yuan is the functional currency. The U.S. dollar denominated assets are comprised of cash, third party receivables and inter-company receivables. The U.S. dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. dollar to the euro as of September 30, 2023 applied to the net U.S. dollar asset balances, would result in a foreign exchange gain of $1.4 million if the U.S. dollar appreciated and a $1.5 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Russian ruble as of September 30, 2023 applied to the net U.S. dollar asset balances, would result in a foreign exchange gain of $0.2 million if the U.S. dollar appreciated and a $0.2 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Chinese yuan as of September 30, 2023 applied to the net U.S. dollar liabilities balances, would result in a foreign exchange loss of $1.1 million if the U.S. dollar appreciated and a $1.1 million foreign exchange gain if the U.S. dollar depreciated. Volatility between the U.S. dollar and the currencies to which we are exposed may be increased by the COVID-19 pandemic, sanctions on the Russian government and changes in central bank policy.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of September 30, 2023. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities for the three months ended September 30, 2023.
Issuer Purchases of Equity Securities
The following table reflects issuer purchases of equity securities for the three months ended September 30, 2023:

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 — July 31, 2023	—		$—	—	$200,000
August 1, 2023 — August 31, 2023	210,173	(1), (2)	104.07	209,754	178,173
September 1, 2023 — September 30, 2023	240,377	(1), (2)	100.90	239,934	153,966
Total	450,550		$102.38	449,688	$153,966

(1) In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended September 30, 2023, a total of 862 shares were withheld at an average price of $107.26.

(2) On May 2, 2023, we announced that our Board of Directors authorized the purchase of up to $200 million of IPG common stock (the "May 2023 authorization"), exclusive of any fees, commissions or other expenses. Share repurchases under this purchase authorization were made periodically in open-market transactions using our working capital, and were subject to market conditions, legal requirements and other factors. The share purchase program authorizations did not obligate us to repurchase any dollar amount or number of our shares, and repurchases could be commenced or suspended from time to time without prior notice.
We repurchased 449,688 shares in the third quarter of 2023 under the May 2023 authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description

10.1	Amendment to Dr. Scherbakov Service Agreement (incorporated by reference to Exhibit 10.1 to IPG Photonics Corporation's Current Report on Form 8-K filed with the Commission on September 1, 2023)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350
101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION

Date: October 31, 2023	By:	/s/ Eugene A. Scherbakov
Eugene A. Scherbakov
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2023	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)