Form 10-K
period 2023-12-31
IPG PHOTONICS CORP
filed 2024-02-21
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☑       No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4.1 billion, calculated based upon the closing price as reported by the Nasdaq Global Select Market on June 30, 2023. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
As of February 20, 2024, 46,098,133 shares of the registrant's common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant's fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Lasers are utilized in materials processing applications requiring very high power densities, such as cutting, welding, marking, engraving, additive manufacturing, ablation and cleaning, printing, drilling and cladding. Historically, machine tools such as grinding machines, mechanical saws, milling machines, lathes, presses, water jet cutters, plasma cutters and welding machines have been used to cut, join, form or otherwise process metal in the production of finished goods such as automobiles, consumer appliances, electronics and heavy machinery. Also, laser are utilized in applications which require consistent and stable operation with lower power densities, such as heating, cleaning and drying. Laser-based systems are increasingly gaining share within the materials processing market because of the greater precision, processing speeds and flexibility enabled by this technology. Beyond materials processing, lasers are well-suited for imaging and inspection applications and the ability to confine laser light to narrow wavelengths makes them particularly effective in medical, non-destructive inspection and sensing applications.
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
Although low power fiber lasers were introduced four decades ago, their increased adoption in the last twenty years has been driven primarily by our improvements in their output power levels and cost, as well as their superior performance, lower cost of ownership and greater reliability compared with other laser and non-laser technologies. We successfully increased output power levels, efficiency and reliability by improving optical components such as diodes and active fibers that increased their power capacities and improved their performance. Fiber lasers now offer output powers that exceed those of other laser technologies in many categories. Our substantial advancements in diode technology, packaging design and other optical components together with increased production volumes over the last two decades reduced the cost and increased the reliability of our products. As a result, the average cost per watt of output power has decreased dramatically and our fiber lasers effectively compete in many applications that used other laser technologies and non-laser solutions historically. We believe that fiber lasers provide a combination of benefits that include: superior performance; enhanced end user productivity; lower cost of ownership and environmentally friendly operation; greater ease of use; a more compact footprint; and greater choice of wavelengths and more precise beam control. Our strategy is to target new applications where fiber lasers provide benefits compared to use of other laser technologies and non-laser solutions. There remain applications and processes where other laser and non-laser technologies may provide superior performance with respect to particular features or applications notwithstanding the benefits offered by fiber lasers.
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
Broad Product Portfolio and Ability to Meet Customer Requirements. Our broad range of standard and custom fiber lasers operating at various wavelengths and pulse durations allow us to meet varied customer requirements. Further, our vertically integrated manufacturing and broad technology expertise allow us to design, prototype and commence high-volume commercial production of our products rapidly.
Diverse Customer Base, End Markets and Applications. Our diverse customer base, end markets and applications provide us with many growth opportunities. In 2023, we shipped products to thousands of customers worldwide. Our principal end markets and representative applications within those markets include:

Materials Processing Markets

End Market	Applications	Principal Products
General Manufacturing	Welding, brazing, hardening and cladding	Continuous Wave ("CW") lasers (1-125 kW) and IPG systems
	Flat sheet, tube and 3D cutting	CW lasers (1-50 kW) and IPG systems
	Marking, engraving and printing	NS pulsed lasers (10-1,000 W) and Quasi-CW ("QCW") lasers (100-2,000 W)
	Surface cleaning and texturing, paint and coating stripping	Nanosecond ("NS") pulsed lasers (100-3,000 W), single-mode CW lasers (1-5 kW) and IPG systems
	Heating and drying	Diode lasers (1-40 kW)
	3D printing	CW lasers (200-6,000 W)
Automotive (including Electric Vehicles)	Welding, cleaning, drying, and cutting, including foil cutting	CW and QCW lasers, NS pulsed lasers and IPG systems
	Cutting of high-strength steel and aluminum	CW lasers (1-20 kW)
	Welding tailored blanks, frames and auto parts	CW lasers (1-50 kW)
	Seam welding and brazing	CW lasers( 1-20 kW) and IPG systems
Consumer Goods	Micro welding, cutting and marking	QCW and NS pulsed lasers
	Marking of polymers and other non-metals	Infrared ("IR"), green and ultraviolet ("UV") pulsed lasers
Medical Devices	Stent, pacemaker and other medical device manufacturing	CW, NS, Picosecond ("PS") and Femtosecond ("FS") pulsed lasers and IPG systems
Energy/Renewable Energy	Hardening and welding of tubes and pipes	CW lasers (4-50 kW) and IPG systems
	Cladding of turbine blades and drill bits	CW lasers (1-20 kW)
	Solar cell processing	Green NS pulsed lasers
Aerospace, Rail and Shipbuilding	Welding/cutting thick steel plates, titanium	CW lasers (1-50 kW) and IPG systems
	Percussion drilling of aerospace parts	QCW lasers (1-2 kW)
	Surface cleaning and texturing, paint and coating stripping and drying	NS pulsed lasers (100-3,000 W), single-mode CW lasers (1-5 kW), diode lasers (1-40 kW) and IPG systems
Micro Electronics	Wafer inspection and annealing, disk mastering, flat panel display, LED lift-off	Ultraviolet CW and NS pulsed lasers
	Processing of glass, ceramics, sapphire, silicon, diamond, Teflon, PCB, CFRP and other non-metals	IR, green and UV NS pulsed lasers, PS and FS pulsed lasers, QCW lasers
Other Markets

End Market	Applications	Principal Products
Aerospace and Defense	Directed energy	Single-mode CW lasers, amplifiers and diode lasers
	IR countermeasures, thermal imaging	Mid-IR NS pulsed lasers
Medical Procedures	Surgery, urology and soft tissue	Mid-infrared, thulium, FS and laser systems
	Therapeutic procedures	Diode lasers
	Aesthetic procedures - skin, wrinkle/hair/tattoo removal	Erbium, thulium, green lasers
	Dental procedures	Diode lasers
	Diagnostic procedures	Mid-infrared and FS
OEM Instrument Manufacturing	Biomedical analytical instruments, metrology, disinfection/sterilization, environmental and security monitoring, quantum computing	FS, PS, NS and CW lasers, Mid-infrared, IR, visible and UV lasers
Scientific	Academic research: sensing, imaging, microscopy, spectroscopy, quantum optics	Mid-infrared, IR, visible and UV lasers; diode, FS, PS, NS and CW lasers, linearly polarized and single frequency lasers and amplifiers

Products
We design and manufacture a broad range of high-performance fiber lasers and amplifiers. We also make direct diode lasers, packaged semiconductor diodes, laser and non-laser systems and communications components and systems. Many of our products are designed to be used as general-purpose energy or light sources, making them useful in diverse applications and markets.
Our laser products are based on a common proprietary technology platform using many of the same core components, such as semiconductor diodes and specialty fibers, which we configure to our customers' specifications. Our engineers and scientists work closely with OEMs, system integrators and end users to develop and customize our products for their needs. Because of our flexible and modular product architecture, we offer products in different configurations according to the desired application, including modules, rack-mounted units and tabletop units. Our engineers and other technical experts work directly with the customer in our application and development centers to develop and configure the optimal solution for such customer's requirements. We also manufacture certain complementary products that are used with our lasers, such as optical delivery cables, fiber couplers, beam switches, optical processing heads, process measuring and monitoring technologies and chillers.
Lasers
Our laser products include medium (1 to 999 watts) and high (1,000 watts and above) output power lasers from 0.3 to 5.2 microns in wavelength. These lasers may be CW, QCW or pulsed. Our pulsed line includes nanosecond, picosecond and femtosecond lasers. We offer lasers with different gain mediums and wavelengths. The gain mediums are ytterbium, erbium and thulium, as well as Raman and hybrid fiber-solid state lasers using our crystal technology. We produce hybrid fiber-solid state lasers at green and ultraviolet wavelengths for a range of micro processing applications and in the mid-IR spectrum for sensing, imaging and spectroscopy applications. We also sell fiber pigtailed packaged diodes as components for pumping applications, and fiber coupled direct diode laser systems that use semiconductor diodes rather than optical fibers as their gain medium. In addition, we offer high-energy pulsed lasers, multi-wavelength lasers, tunable lasers, single-polarization and single-frequency lasers, as well as other versions of our products.
We believe that we produce the highest power solid-state lasers in the industry. Our ytterbium fiber lasers reach power levels of up to 125,000 watts. We also make single-mode and low-mode output ytterbium fiber lasers with power levels of up to 20,000 watts and single-mode, erbium and thulium fiber lasers with power levels of up to 4,000 watts.
For 2023 fiscal year, high power continuous wave ("CW") lasers accounted for 41% of revenue and were 43% and 47% of revenue, in 2022 and 2021, respectively. Pulsed lasers accounted for 14%, 18%, and 17% of revenue in 2023, 2022 and 2021, respectively.
Accessories
We manufacture and sell accessories that include high power optical fiber delivery cables, fiber couplers, beam switches, chillers and scanners for our fiber lasers. We are expanding our line of cutting and welding optical processing heads for use with our fiber lasers and sell devices for in-line coherent monitoring for welding.
Systems
In addition to selling laser sources, we also offer integrated laser systems for particular geographic markets or custom-developed for a customer's manufacturing requirements. We offer a LightWELD product line, which is a handheld laser welding system to provide fabricators a laser-based solution for welding. We also offer 2D compact flat sheet cutter systems and multi-axis systems for fine welding, cutting and drilling. We produce high precision laser systems for the medical device industry. We also offer a welding seam stepper and picker, which is an automated fiber laser welding tool providing customers increased processing speeds, better quality and the elimination of certain clamping tools. Our subsidiary Genesis Systems Group, LLC provides laser and non-laser robotic welding and automation solutions. IPG also develops and sells specialized fiber laser systems for unique material processing applications as requested by customers desiring a complete laser-based solution, including orbital welding, pipe welding and remote welding. The platforms include robotic and multi-axis workstations for welding, cutting and cladding, flatbed cutting systems, and diode markers. For the 2023, 2022 and 2021 fiscal years, laser and non-laser systems accounted for 13%, 11%, and 9%, respectively, of revenues.
Our Markets
We broadly classify our principal end markets as material processing, medical procedures, advanced applications and communications. With the sale of sale of our telecom transmission product lines in August 2022, we no longer intend to target communications as a principal market. The following table shows the allocation of our net sales (in thousands) among our principal markets:

	Year Ended December 31,
	2023		2022		2021
		% of Total		% of Total		% of Total
Materials processing	$1,152,804	89.5%	$1,291,262	90.3%	$1,325,404	90.7%
Medical procedures	71,571	5.6%	70,402	4.9%	42,936	2.9%
Advanced applications	55,576	4.3%	54,308	3.8%	69,257	4.8%
Communications	7,488	0.6%	13,575	1.0%	23,263	1.6%
Total	$1,287,439	100.0%	$1,429,547	100.0%	$1,460,860	100.0%
These estimates are based upon customer information and when customer information has not been provided, upon our best information and belief.
Materials Processing
The most significant materials processing applications for fiber lasers are welding and brazing and cutting. Other applications include marking and engraving, cleaning, additive manufacturing such as laser sintering and 3D printing, precision processing, drilling, heat treating, annealing and heating and drying.
Welding and Brazing Applications. Laser welding offers several important advantages compared to conventional welding technology as it is non-contact, precise, easy to automate, provides high process speed and results in narrow-seamed, high-quality welds that generally require little or no post-processing machining. The high beam quality of our fiber lasers coupled with high CW power offer deep penetration welding as well as shallow conduction mode welding. Adjustable mode beam (AMB) lasers allow beam tunability for spatterless, precise high-quality welding required in electric vehicle battery manufacturing. In addition, fiber lasers enable remote welding "on the fly," a flexible method of three-dimensional welding in which the laser beam is positioned by a robot-guided scanner. Remote welding stations equipped with fiber lasers are used for welding door panels, seat backs, spot and lap welds over the entire auto body frame ("body-in-white") and tailor welded blanks for automotive applications. We also offer a real-time weld monitoring system to determine weld quality in an integrated solution. Our LightWELD product line offers a handheld laser welding system that is easier to learn and operate than traditional solutions and offers high process consistency. Our products are used also for laser brazing of visible joints in automobiles such as tailgates, roof joints and columns. Brazing is a method of joining sheet metal by using a melted filler material similar to soldering but requiring higher temperatures.
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
Specialty Optical Fibers
We have extensive expertise in the disciplines and techniques that form the basis for the multi-clad active and passive optical fibers used in our products. We believe that our large portfolio of specialty active and passive optical fibers has a number of advantages as compared to other commercially available optical fibers. Using our knowledge of optical fibers, we recently extended our product line by manufacturing fibers used as a consumable component with our proprietary medical laser systems.
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
We research, develop and manufacture most of the key components of our lasers. In addition to our cladding-pumped specialty fiber platform, we have core competencies in high power multi-mode and single-mode semiconductor diodes, diode packaging, specialty active and passive optical fibers, high-performance optical components, crystal growth and processing, fiber gain blocks and fiber modules, thin film optical coatings, as well as splicing and combining techniques and high-stress test methods. The strategy of developing our proprietary components has allowed us to leverage our optical experience and large volume requirements to lower the cost of our products.
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
We incurred research and development costs of approximately $98.7 million, $116.1 million and $139.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. We expect to continue our commitment to research and development and to introduce new products, systems and complementary products. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
As of December 31, 2023, we have over 750 patents issued and over 400 pending patent applications worldwide. Intellectual property rights, including those that we own, those that we license and those of others, involve significant risks. See Item 1A, "Risk Factors — In the past, we were subject to litigation alleging that we infringed third-party intellectual property rights. Intellectual property claims could result in costly litigation and harm our business" and "Risk Factors — Our inability to protect our intellectual property and proprietary technologies could result in the unauthorized use of our technologies by third parties, hurt our competitive position and adversely affect our operating results."
Manufacturing
Vertical integration is one of our core business strategies through which we control our proprietary processes and technologies as well as the supply of key components and assemblies. Our vertically integrated manufacturing operations include the manufacturing or assembly of optical preforms, specialty fiber, semiconductor wafers, semiconductor diode chips and packaged semiconductor diodes, specialty optical components, fiber blocks, fiber laser modules, power supplies, circuit boards, electronics and control systems and software, crystals, chillers, housings and cabinets and final assembly of finished product. In addition, we make some of the automated production systems, tools and fixtures and testing systems that we use in our own manufacturing processes. Over the last several years, we added additional production capabilities, including multi-wafer growth reactors, diode test stations, fiber preform and fiber drawing equipment and mid and high power laser production and testing, in order to increase our capacity as well as reduce the risks associated with our production processes.
We operate our own semiconductor foundry for the production of multi-mode single-emitter diodes used as pump sources in our lasers. We also process, package and extensively test all of our diodes. We developed proprietary components and accessories, manufacturing tools, equipment and techniques over many years in an effort to address the major issues that had been inhibiting the development of fiber laser technology and to provide products that differentiate us from our competitors. In addition, we have acquired the technology to produce additional components, such as volume Bragg gratings and crystals. Using our technology platform, we configure standard laser and amplifier products based upon each customer's specifications. We have developed proprietary testing methodologies that allow us to develop higher power components and products in short periods of time, enable us to introduce products to the market more quickly, capitalize on new opportunities and provide superior service to our customers. In our materials processing systems business, we manufacture standard configuration systems and also systems customized for specific customer requirements. We purchase common and specialized mechanical, electrical and optical parts and raw materials from vendors.
Sales, Marketing and Support
We market our products internationally primarily through our direct sales force. Our direct sales force sells to end users, OEMs and systems integrators. Once our fiber laser products are designed into an OEM system, the OEM's sales force markets its systems, allowing us to leverage our sales capability through the OEM sales channels because the OEMs typically have several sales persons in locations other than where our sales offices are located. We have sales and service offices and application development centers in the Americas, Europe and Asia. To a lesser extent, we market through agreements with independent sales representatives and distributors, but we do use such channels more widely for our LightWELD product. In 2023, we entered into a strategic partnership with Miller Electric Mfg. LLC, a leading worldwide manufacturer of arc welding products, to further promote laser solutions for handheld welding applications. We typically provide one to five-year parts and service warranties on lasers. Most of the Company's sales offices provide support to customers in their respective geographic areas.
Customers
We sell our products globally to OEMs, system integrators and end users in a wide range of diverse markets who have the in-house engineering capability to integrate our products into their own systems. We also sell complete laser and non-laser solutions to end users for their production needs. We have thousands of customers worldwide. We rely on a few customers for a significant portion of our sales. In the aggregate, our top five customers accounted for 13%, 15% and 19% of our consolidated net sales in 2023, 2022 and 2021, respectively.
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
We also compete with our customers that produce their own laser technology as well as with manufacturers of non-laser methods and tools, such as traditional non-laser welding, cutting dies, mechanical cutters and plasma cutters in the materials processing market. Some of our competitors are larger than we are and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do.
Backlog
At December 31, 2023, our backlog of orders (generally scheduled for shipment within one year) was approximately $691.4 million compared to $811.0 million at December 31, 2022. At December 31, 2023, our backlog included $401.1 million of orders with firm shipment dates and $290.3 million of frame agreements that we expect to ship within one year, compared to $500.9 million of orders with firm shipment dates and $310.1 million of frame agreements at December 31, 2022. Frame agreements are non-binding indications of customer pricing and volume levels but are not firm customer purchase obligations. Orders used to compute backlog are generally cancellable without substantial penalties or any penalties. We anticipate shipping a substantial majority of the present backlog during fiscal year 2024. However, our backlog at any given date is not necessarily indicative of actual sales for any future period.
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
As of December 31, 2023, we had approximately 6,180 full-time employees, including 590 in research and development, 4,720 in manufacturing and service operations, 380 in sales and marketing, and 490 in general and administrative functions. As a global company, our employees are distributed throughout our more than thirty locations in twenty-four countries. Of our total full-time employees, approximately 2,310 were in the United States and 1,490 were in Germany. We have never experienced a work stoppage, and none of our employees at our principal manufacturing facilities are subject to a collective bargaining agreement.
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
Employee recruitment, retention and development. IPG is committed to attracting the best talent from a broad array of sources to meet the current and future demands of our business. We have established relationships with trade schools, world-class universities, professional associations and industry groups to proactively attract talented and capable new hires. IPG sponsors formal apprentice and internship programs to build leadership capabilities for the future. IPG has made strides to increase diversity across the global organization while ensuring strategic focus on increasing diversity representation in leadership positions. IPG has a strong employee value proposition with a culture of innovation, driven by entrepreneurial spirit and embraced within an environment of individual respect, dignity and caring.
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
Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers as of February 21, 2024:

Name	Age	Position with the Company
Eugene A. Scherbakov, Ph.D.	76	Chief Executive Officer
Angelo P. Lopresti	60	General Counsel, Secretary and Senior Vice President
Timothy P.V. Mammen	54	Chief Financial Officer and Senior Vice President
Trevor D. Ness	51	Senior Vice President, Sales and Strategic Business Development
Alexander Ovtchinnikov, Ph.D.	63	Senior Vice President, Chief Technology Officer
Igor Samartsev, Ph.D.	61	Senior Vice President, Chief Scientist
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
Climate and Sustainability Reporting and Regulation
Various jurisdictions around the world in which we operate, including the U.S. and certain states, the European Union, and the United Kingdom have adopted or proposed laws related to climate and sustainability reporting. For example, the European Parliament adopted the Corporate Sustainability Reporting Directive (CSRD), which will introduce additional due diligence and disclosure requirements addressing sustainability that we expect will apply to us in the coming years. These and future laws, regulations or policies could significantly increase our operational and compliance burdens and costs.
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
Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the materials processing, medical procedures and advanced applications in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the markets and applications we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. A significant portion of our sales are to customers in China, which accounted for 28%, 34% and 38% of net sales in 2023, 2022 and 2021, respectively. Slowing economic growth or recession, tariff-trade wars or other adverse economic developments or uncertainty in any of our key markets, including in China, may result in a decrease in our sales. Adverse changes have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products. An economic downturn could have a material adverse effect on our business, financial condition and results of operations.
Downturns in the markets we serve, particularly materials processing, could have a material adverse effect on our sales and profitability.
Our business depends substantially upon capital expenditures by manufacturers in the materials processing market, which includes general manufacturing, automotive, aerospace, other transportation, heavy industry, electronics and photovoltaic industries. Approximately 90% of our revenues in 2023 were from customers in the materials processing market. Although applications in this market are broad, sales for these applications are cyclical and have historically experienced sudden and severe downturns and periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. For example, our sales decreased by 25% in the materials processing market in 2009 as a result of the global economic recession, our material processing sales declined 10% in the second half of 2018 and 11% in the 2019 fiscal year, in part due to decreased capital equipment demand stemming from adverse changes to U.S.-China relations, including rounds of tariff increases and retaliations and declined 12% in the 2020 fiscal year, in part due to decreased capital equipment demand attributed to the COVID-19 pandemic. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in these industries or markets, which, in turn, depend upon the demand, as well as forecasted demand, for their products or services. A softening of demand for our customers' products and services, whether caused by a weakening of the U.S. or global economies or other factors, may result in decreased revenue or growth for our customers and may lead to decreased demand for our products, which would reduce our sales and margins. We may not be able to respond by decreasing our expenses quickly enough or sufficiently, due in part, to our fixed overhead structure related to our vertically integrated operations and our commitments to continuing investment in research and development and infrastructure for long term growth.
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
The laser industry is experiencing declining average selling prices, which could cause our gross margins to decline and harm our operating results.
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
We have a high fixed cost base due to our vertically integrated business model. Approximately 76% of our approximately 6,180 employees as of December 31, 2023 were employed in our manufacturing operations. We may not adjust these fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions. Our gross profit, in absolute dollars and as a percentage of net sales, is impacted by our sales volume, the corresponding absorption of fixed manufacturing overhead expenses and manufacturing yields. In addition, because we are a vertically integrated manufacturer and design and manufacture our key specialty components, insufficient demand for our products may subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to expected demand, we may need to record write-downs for excess or obsolete inventory. Because we are vertically integrated, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we expect to have a significant amount of working capital invested in inventory. Changes in our level of inventory lead to an increase in cash generated from our operations when inventory is sold or a decrease in cash generated from our operations at times when the amount of inventory increases. Decreases in inventory may decrease our overhead absorption and decrease our gross margins and profitability.
Our manufacturing capacity and operations may not be appropriate for future levels of demand and may adversely affect our gross margins.
We have added and are continuing to add substantial manufacturing capacity at our facilities in the United States, Germany, Italy and Poland. We are adding manufacturing capabilities and capacity outside of Russia in response to trade sanctions imposed on Russia, where we have large production facilities. The trade restrictions impose limits on our ability to purchase components and other items from our subsidiary in Russia. A significant portion of our manufacturing facilities and production equipment, such as our semiconductor production and processing equipment, diode packaging equipment and diode burn-in stations, are special-purpose in nature and cannot be adapted easily to make other products. If the demand for fiber lasers or amplifiers does not increase or if our revenue decreases from current levels, we may have significant excess manufacturing capacity and under-absorption of our fixed costs, which could in turn adversely affect our gross margins and profitability.
To maintain our competitive position and to meet anticipated demand for our products, we invest significantly in the expansion of our manufacturing and operations throughout the world and may do so in the future. We had capital expenditures of $110 million in both 2023 and 2022, and we expect to incur approximately $120 million to $130 million in capital expenditures in 2024, net of asset divestitures. In connection with these projects, we may incur cost overruns, construction delays, project cancellations, labor difficulties or regulatory issues which could cause our capital expenditures to be higher than what we currently anticipate, possibly by a material amount, which would in turn adversely impact our operating results. Moreover, we may experience higher costs due to yield loss, production inefficiencies, equipment problems and lower margins until any operational issues associated with the opening of new manufacturing facilities are resolved.
A few customers account for a significant portion of our sales, and if we lose any of these customers or they significantly curtail their purchases of our products, our results of operations could be adversely affected.
We rely on a few customers for a significant portion of our sales. In the aggregate, our top five customers accounted for 13%, 15% and 19% of our consolidated net sales in 2023, 2022 and 2021, respectively. A few of our larger customers, including our largest customer, are making fiber lasers or announced plans to develop fiber lasers. We generally do not enter into agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules. If any of our principal customers discontinues its relationship with us, replaces us as a vendor for certain products or suffers downturns in its business, our business and results of operations could be adversely affected.
Because we lack long-term purchase commitments from our customers, our sales can be difficult to predict, which could lead to excess or obsolete inventory and adversely affect our operating results.
We generally do not enter into long-term agreements with our customers obligating them to purchase our fiber lasers or amplifiers. Our business is characterized by short-term purchase orders and shipment schedules and, in some cases, orders may be canceled or delayed without significant penalty or any penalty. As a result, it is difficult to forecast our revenues and to determine the appropriate levels of inventory required to meet future demand. In addition, due to the absence of long-term volume purchase agreements, we forecast our revenues and plan our production and inventory levels based upon the demand forecasts of our OEM customers, end users and distributors, which are highly unpredictable and can fluctuate substantially. This could lead to increased inventory levels and increased carrying costs and risk of excess or obsolete inventory due to unanticipated reductions in purchases by our customers. In addition, provisions have been recorded as a result of changes in market prices of certain components, the value of those inventories that was realizable through finished product sales due to declines in certain end market demand and uncertainties related to the recoverability of the value of inventories due to technological and product changes, and excess quantities. In 2022, approximately $74 million was related to inventory provision and related charges at our Russian operations. If our OEM customers, end users or distributors fail to accurately forecast the demand for our products, fail to accurately forecast the timing of such demand, or are unable to consistently negotiate acceptable purchase order terms with customers, our results of operations may be adversely affected.
We depend upon internal production and on outside single or limited-source suppliers for many of our key components and raw materials, including cutting-edge optics and materials. Any interruption in the supply or availability of these key components and raw materials could adversely affect our results of operations.
We rely exclusively on our own production capabilities to manufacture certain of our key components, such as semiconductor diodes, specialty optical fibers and optical components. We do not have redundant production lines for some of our components, such as our diodes and some other components, which are made at a single manufacturing facility. These are not readily available from other sources at our current costs and may not be available at all. If our manufacturing activities were obstructed or hampered significantly, it could take a considerable length of time, or it could increase our costs, to resume manufacturing or find alternative sources of supply. Many of the tools and equipment we use are custom-designed, and it could take a significant period of time to repair or replace them. Our primary manufacturing facilities are located in the United States and Germany, and we have added production in Italy and Poland. Despite our efforts to mitigate the impact of any flood, fire, natural disaster, political unrest, act of terrorism, war, trade sanctions, outbreak of disease or other similar event, our business could be adversely affected to the extent that we do not have redundant production capabilities if any of our major manufacturing facilities or equipment should become inoperable, inaccessible, damaged or destroyed.
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
Historically we have manufactured a variety of components, including proprietary fiber-based components, and sub-assemblies at our facility in Russia and mechanical components at our facility in Belarus. Our operations worldwide are subject to additional regulatory and political constraints and additional compliance costs in connection with sanctions, other trade controls and higher tariffs imposed by the United States, the European Union and other governments in response to Russia’s military operations in Ukraine. The United States and the European Union have enacted numerous sanctions packages and may enact additional sanctions until the conflict has been resolved. These sanctions restrict our ability to import components in Europe from Russia, and provide or receive services from our Russian subsidiary. While certain components can be exported from Russia to the United States, the United States imposed significant import tariffs that make it commercially undesirable. Further, transfer of funds to and from Russia and Belarus are difficult or slow because of bank compliance with sanctions. In addition, we are not able to access cash held by or receive dividends from our Russian and Belarus subsidiaries because of various sanctions. We continue to implement steps to mitigate the impacts of the Russia-Ukraine conflict on our business and reduce reliance on our facilities in Russia and Belarus, such as migrating the production of a number of our components that had been manufactured in Russia and Belarus into other countries.
The current conflict between Russia and Ukraine and our continued operations in Russia and Belarus may also have the effect of heightening many other risks disclosed in our public filings, any of which could adversely affect our business and results of operations. Such risks include, but are not limited to, increases in tariffs; adverse effects on global macroeconomic conditions; increased exposure to cyberattacks; impact of export controls and economic sanctions; limitations in our ability to implement and execute our business strategy; risks to employees, assets and operations we have in Russia and Belarus; disruptions in global supply chains; asset write-downs; exposure to foreign currency fluctuations and potential nationalizations and asset seizures in Russia; constraints or disruption in the capital markets and our sources of liquidity; and potential contractual breaches and litigation. Additionally, many of our scientists and managers were born in Russia and now reside in Europe and the United States. Such persons have had, and may continue to have, difficulties or delays in obtaining or renewing the necessary visas to enter the United States and other countries in which we operate. Such difficulties or delays have and may further adversely impact our ability to effectively manage operations, oversee existing projects, develop new business relationships, and conduct product research and development.
We must comply with and could be impacted by various export controls and trade and economic sanctions laws and regulations that could negatively affect our business and may change due to diplomatic and political considerations outside of our control.
A significant part of our business involves the export and import of components and products among many countries, including the U.S., Germany and China. We also export and import a limited number of components and products in Russia and Belarus. The U.S. government and governments of other countries in which we do business have Trade Controls that impact our ability to export, re-export or transfer products, software and technology originating in those countries. Trade Controls may require that we obtain a license before we can export, re-export or transfer certain products, software or technology. The requirement to obtain a license could put us at a competitive disadvantage by restricting our ability to sell products to customers in certain countries or by giving rise to delays or expenses related to obtaining a license. We have experienced and, in the future, may experience delays in obtaining export licenses based on issues solely within the control of the applicable government agency. Licenses may also include conditions that limit the use, resale, transfer, re-export, modification, disassembly, or transfer of a product, software or technology after it is exported without first obtaining permission from the relevant government agency. Delays in obtaining or failure to obtain required export licenses may require us to defer shipments for substantial periods or cancel orders. Any of these circumstances could adversely affect our operations and, as a result, our financial results could suffer. Although we have implemented compliance measures designed to prevent transactions prohibited by current or future Trade Controls, we have previously identified, and may continue to identify, instances in which we exported products without obtaining the required export authorizations and/or submitting the required requests. As a result, we have submitted a limited number of voluntary self-disclosures regarding compliance with export control laws and regulations with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”). BIS issued warning letters to the Company in response to the self-disclosures. Following the submission of the self-disclosures, the Company received subpoenas from the U.S. Department of Justice (“DOJ”) and BIS in October 2021 and October 2022, respectively, with respect to exports by the Company. The Company has been informed by the DOJ and BIS that the Company has satisfied its obligations under the subpoenas. The Company believes that those investigations are concluded. Our failure to comply with these laws and regulations could result in costly government investigations, government sanctions, including substantial monetary penalties, civil or criminal penalties, denial of export privileges, debarment from government contracts, and a loss of revenues and reputational harm.
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
We are highly dependent on the significant experience and specialized expertise of our senior management and scientific staff. The unavailability or loss of one or more of these key employees or our failure to attract other highly skilled personnel necessary to compete successfully could harm our business and results of operations.
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
There can be no assurance that, in the future, we will be able to dispose of any claims or other allegations made or asserted against us without them having a material impact on our results of operations. Even if we ultimately are successful on the merits of any such litigation or re-examination, legal and administrative proceedings related to intellectual property are typically expensive and time-consuming, generate negative publicity and divert financial and managerial resources. Some litigants may have greater financial resources than we have and may be able to sustain the costs of complex intellectual property litigation more easily than we can.
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
As part of our day-to-day business, we store our data and certain data about our customers, employees and service providers in our information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data or technology, including information regarding our customers, employees and service providers, such security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, employee information or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate or detect these techniques or to implement adequate preventative measures. Any unauthorized access could negatively impact our customers' products, result in a loss of confidence by our customers, damage our reputation, disrupt our business, result in a misappropriation of our assets (including cash), lead to legal liability and negatively impact our future sales. Additionally, such actions could result in significant costs associated with loss of our intellectual property, impairment of our ability to conduct our operations, rebuilding our network and systems, prosecuting and defending litigation, responding to regulatory inquiries or actions, paying damages or taking other remedial steps. In addition, we may incur significant costs designed to prevent or mitigate the damage related to cybersecurity incidents. For instance, we may retain additional employees or consultants, implement new policies and procedures, and install information technology to detect and prevent identity theft, data breaches, or system disruptions. We would incur any such costs with the intent that proactively preventing a cybersecurity incident ultimately helps to mitigate potential cybersecurity liability. As previously disclosed, on September 14, 2020, the Company detected a ransomware attack impacting certain of our operational and information technology systems that we do not believe had a material impact on the Company's business, operations or financial condition.
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
The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. We have extensive and complex international manufacturing and sales and service locations which may make us more vulnerable to weaknesses in our internal controls. Although we test our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, our failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements or a delay in our ability to timely file our periodic reports with the SEC, which ultimately could negatively impact our stock price.
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
Policy changes and proposals could require time-consuming and expensive alterations to our business operations and may result in greater restrictions and economic uncertainty and disincentives on international trade, which could negatively impact our competitiveness in jurisdictions around the world as well as lead to an increase in costs in our supply chain. We are a multinational corporation, with manufacturing located both in the United States and internationally and with approximately 76% of our net sales arising from foreign customers. As such, we may be more susceptible to negative impacts from these tariffs or change in trade policies than other less internationally focused enterprises. In addition, new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments, including the Chinese government (which has imposed retaliatory tariffs on a range of U.S. goods including certain optical and electronic products and components), may impose trade sanctions on certain U.S. manufactured goods. Such changes by the United States and other countries have the potential to adversely impact U.S. and worldwide economic conditions, our industry and the global demand for our products, and as a result, could negatively affect our business, financial condition and results of operations.
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
IP Fibre Devices (UK) Ltd. ("IPFD"), together with trusts created by the late founder of the Company, Dr. Valentin P. Gapontsev, beneficially own approximately 34% of our common stock. Dr. Scherbakov, our CEO, is the sole managing director of IPFD. Trustees of the trusts are officers of the Company and a third-party corporate trustee. These trustees and Dr. Scherbakov, as managing director of IPFD, have significant influence on the outcome of matters requiring stockholder approval, including election of our directors, stockholder proposals and approval of significant corporate transactions. IPFD and the trusts may vote their shares of our common stock in ways that other stockholders may consider would be adverse to the interests of the other stockholders. These significant ownership interests could delay, prevent or cause a change in control of the Company and might affect the market price of our common stock.
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
•regional epidemics or a global pandemic, such as COVID-19; and

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

We are also subject to risks of doing business in Belarus, which provides mechanical parts to our German and Russian operations. We are also subject to risks of doing business in China, as approximately 28% of our sales in 2023 were to Chinese customers. The results of our operations, business prospects and facilities in Russia, China and Belarus are subject to the economic and political environment there and global geopolitical conditions. The future economic direction of these emerging market countries remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. As a result of the conflict involving Russia and Ukraine, the U.S. and certain allies in Europe imposed severe economic and trade sanctions on Russia and could impose further sanctions against it. Russia has responded in kind. Sanctions imposed by any of these countries has and could disrupt our supply of critical components among our manufacturing facilities in the U.S., Germany, Italy, Poland, Russia or Belarus, and cause us to shift all or portions of work occurring in Russia or Belarus to other countries. In addition, sanctions targeting the banking sector have impacted the transfer of cash to and from Russia to fund operations or repatriate surplus liquidity. At December 31, 2023, we had $76.4 million of cash and cash equivalents in Russia and $5.5 million cash in Belarus. Such disruptions could negatively affect our ability to provide critical components to affiliates or produce finished goods for customers, which could increase our costs, require capital expenditures and harm our results of operations and financial condition. Further, Russia and Belarus adopted rules that impose conditions on sale of assets by U.S. and western companies and decreasing the values of assets realized, as well as payments to owners of entities there. Our failure to manage the risks associated with our operations in Russia, China and Belarus and our other existing and potential future international business operations could have a material adverse effect upon our results of operations.
Foreign currency risk may negatively affect our net sales, cost of sales and operating margins and could result in exchange losses.
We conduct our business and incur costs in the local currency of most countries in which we operate. In 2023 our net sales outside the United States represented a substantial majority of our total sales. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it operates or holds assets or liabilities in currencies different than their functional currency. Changes in exchange rates can also affect our results of operations when the value of sales and expenses of foreign subsidiaries are translated to U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which may have an adverse effect on our financial condition, cash flows and profitability. We incurred a foreign exchange gain of $1.4 million in 2023 and a loss of $4.1 million in 2022.
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

Our valuation methodology for assessing impairment requires management to make significant judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance at many points during the analysis. Also, the process of evaluating the potential impairment of long-lived assets is subjective. We operate in a highly competitive environment and projections of future operating results and cash flows may vary significantly from actual results. Additionally, if our analysis indicates potential impairment to long-lived assets in one or more of our reporting units, we may be required to record additional charges to earnings in our financial statements, which could negatively affect our results of operations. In 2022, long-lived asset impairments related to our Russian operations were $79.0 million. At December 31, 2023, the net asset value of our Russian subsidiary was $103.9 million. The net value of assets in Russia was reduced by $138.5 million due to the cumulative translation effect of the Russian ruble compared to the U.S. dollar. Depending upon the outcome of our review of our Russian operations, we may incur additional asset impairment charges and the cumulative translation effect of foreign exchange fluctuations that is currently included in accumulated other comprehensive loss on our consolidated balance sheets may be charged to our consolidated statements of income.
We are exposed to credit risk and fluctuations in the market values of our cash, cash equivalents and marketable securities.
Given the global nature of our business, we have both domestic and international investments. At December 31, 2023, 76% of our cash, cash equivalents and marketable securities were in the United States and 24% were outside the United States. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, prevailing interest rates, financial results, economic risk, political risk, sovereign risk or other factors. Also, our investments may be negatively affected by events that impact the banks or depositories that hold our investments. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although we have not realized any significant losses on our cash, cash equivalents and marketable securities, future fluctuations in their value could result in a significant realized loss.
Our ability to access financial markets to raise capital or finance a portion of our working capital requirements and support our liquidity needs may be adversely affected by factors beyond our control and could negatively impact our ability to finance our operations, meet certain obligations, implement our operating strategy or complete acquisitions.
We occasionally borrow under our existing credit facilities to fund operations, including working capital investments. Our major credit line in the United States expires in April 2025. Uncertainty or disruptions in financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facilities or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade, changes in reference rates for interest such as the discontinuation of LIBOR in 2023 and general economic downturns in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected. We also may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business.
Our short-term investment portfolio and certain cash balances could experience a decline in market value or otherwise become illiquid, which could materially and adversely affect our financial results.
As of December 31, 2023, we had approximately $515 million of cash and cash equivalents and $663 million in short-term investments. See Note 3, "Fair Value Measurements" in the Notes to Consolidated Financial Statements in Part IV, Annual Report for further information about our cash equivalents and short-term investments. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic, the Eurozone crisis and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. For example, in March 2023, certain US banks were closed and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. While we were not directly impacted by these closures and did not have any deposits with these banks, there can be no assurance that our current or future banks will not face similar risks, and that we would be able to recover in full our deposits in the event of similar closures. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio and cash balances may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
The Company understands the importance of preventing, assessing, identifying and managing material risks associated with cybersecurity threats.
Cyber Risk Management and Strategy
We have implemented a number of technical and organizational safeguards designed to manage our risks from cybersecurity threats and to protect against, detect and prepare to respond to cybersecurity incidents. These include employee training, incident response capability reviews and exercises, cybersecurity insurance and business continuity mechanisms. Additionally, we engage a third-party cybersecurity firm to assist with security features such as network and endpoint monitoring, cloud system monitoring and assessment of our incident response procedures.
Our incident response plan coordinates the activities that we and our third-party cybersecurity provider take to prepare, to respond and to recover from cybersecurity incidents. We have processes designed to triage, assess severity, investigate, escalate, contain and remediate an incident. We also have processes to comply with potentially applicable legal obligations and mitigate brand and reputational damage. As part of the above processes, we engage with consultants to review our cybersecurity program to help identify areas for continued focus, improvement, and compliance.
Our processes include assessing cybersecurity risks associated with our use of third-party service providers in the normal course of business, including those in our supply chain or who have access to our customer and employee data or our systems. Additionally, we assess cybersecurity considerations in the selection and oversight of our third-party service providers, including due diligence on the third parties that have access to our systems and facilities that house systems and data.
Governance Related to Cybersecurity Risks
The Company’s Global Director, Information Security (Security Director) directs the Company’s cybersecurity team. He reports to the Company’s Global Director of Information Technologies (IT Director), who reports to the Chief Executive Officer of the Company. The Security Director is responsible for assessing and managing the Company’s cyber risk management program, informing senior management, as appropriate, regarding the prevention, detection, mitigation and remediation of cybersecurity incidents and supervising such efforts generally by the cybersecurity team. Our Security Director is a Certified Information Systems Security Professional (CISSP) and has over 20 years of experience in cybersecurity in a broad range of industries. Our IT Director has a master’s degree in information systems and has prior experience managing global security efforts. Our Security Director manages a team of cybersecurity professionals with relevant experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance.
In addition, the Company’s IT Steering Committee (ITSC) considers, among other IT matters, risks relating to cybersecurity and applicable mitigation plans to address such risks. The ITSC is comprised of certain members of the Company’s senior management. The IT Director and Security Director attend each ITSC meeting. The ITSC generally meets quarterly during the year with the IT Director and Security Director to review risk mitigation activities as well as updated status of global security operations and metrics, including the prevention, detection, mitigation and remediation of cyber incidents. The IT Director, Security Director and ITSC monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in the cybersecurity risk management and strategy processes, including the operation of the Company’s incident response plan. The Company has an established process led by our Security Director governing our assessment, response and notifications internally and externally upon the occurrence of a cybersecurity incident.
Our Board of Directors (the "Board") is responsible for overseeing our enterprise risk management activities in general, and each of our Board committees assists the Board in the role of risk oversight. The full Board receives an update on the Company’s risks, risk management process and the risk trends related to cybersecurity at least annually, which includes a review of key performance indicators, recent threats and the Company’s management of such threats. The Audit Committee specifically assists the Board in its oversight of risks related to cybersecurity. The Security Director and IT Director brief the Audit Committee on information security and cybersecurity annually and as necessary in response to certain incidents.
Although risks from cybersecurity incidents and threats have to date not materially impacted us, our business strategy, results of operations or financial condition, we have from time to time and will continue to experience threats to and security incidents related to our and our third party vendors’ data and systems. For more information, please see “Item 1A, Risk Factors.”
ITEM 2.    PROPERTIES
Our significant facilities at December 31, 2023 include the following:

Location	Owned or Leased	Lease Expiration	Approximate Size (sq. ft.)	Primary Activity
Oxford, Massachusetts	Owned		550,300	Diodes, components, final assembly, complete device manufacturing, R&D, administration
Burbach, Germany	Owned		567,100	Optical fiber, components, final assembly, complete device manufacturing, R&D, administration
	Leased	May 2027	1,500	Complete device manufacturing
Fryazino, Russia	Owned		496,000	Optical fiber, components, final assembly, complete device manufacturing, R&D, administration
	Leased	November 2026	20,000	Components
Marlborough, Massachusetts	Owned		377,800	Components, systems manufacturing, applications, sales, R&D, administration
Minsk, Belarus	Owned		372,100	Manufacturing of cabinets and mechanical subcomponents
Davenport, Iowa	Owned		160,300	Systems integration, sales, administration
Our corporate headquarters is in Marlborough, Massachusetts. As of December 31, 2023, we occupied more than 3.3 million square feet of facilities worldwide. Of this we own 2.9 million square feet and lease 0.4 million square feet of building space, of which the majority is used for manufacturing. Our major manufacturing facilities are located in the United States and Germany. We have substantially reduced our reliance on our Russian operations, and have ceased new investments in our Russian and Belarus operations. We have and will continue to expand our manufacturing operations in Germany and the United States, and have added manufacturing capacity in Italy and Poland to meet the demand for our products and our sales and support needs. We conduct our major research and development activities in Oxford and Marlborough, Massachusetts and Burbach, Germany.
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

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the Nasdaq Global Select Market under the symbol "IPGP". As of February 20, 2024, there were 46,098,133 shares of our common stock outstanding held by 30 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
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
The following graph presents the cumulative shareholder returns for our Common Stock compared with the Russell 3000 Index and the S&P Composite 1500 - Electronic Equipment, Instruments & Components Index. We include the Russell 3000 Index because we became a member of this index in 2022. We include the S&P Composite 1500 - Electronic Equipment, Instruments & Components Index because outstanding performance stock units awarded to executive officers and outstanding at December 31, 2023 use this index when comparing total shareholder return and due to our being an index member, industry similarities, our internal use to monitor executive compensation, and the fact that it contains several direct competitors.

	Base Period	5-Year Cumulative Total Return
	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
IPG Photonics Corporation	$100.00	$127.92	$197.54	$151.95	$83.56	$95.81
Russell 3000 Index	$100.00	$128.54	$152.73	$189.39	$150.61	$186.68
S&P Composite 1500 - Electronic Equipment, Instruments & Components Index	$100.00	$132.66	$164.30	$212.24	$166.02	$199.92
The above graph represents and compares the value, through December 31, 2023, of a hypothetical investment of $100 made at the closing price on December 31, 2018 in each of (i) our common stock, (ii) Russell 3000 Index, and (iii) the S&P Composite 1500 - Electronic Equipment, Instruments & Components Index, in each case assuming the reinvestment of dividends. The stock price performance shown in this graph is not necessarily indicative of, and not is intended to suggest, future stock price performance.

Dividends
We currently intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board, taking into account any contractual and legal restrictions on our payment of dividends.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table shows repurchases of our common stock in the fiscal quarter ended December 31, 2023:

Date	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 — October 31, 2023	340,488	(1), (2)	$93.14	339,946	$122,307
November 1, 2023 — November 30, 2023	242,335	(1), (2)	92.30	241,676	100,000
December 1, 2023 — December 31, 2023	87,273	(2)	108.65	87,273	90,518
Total	670,096		$94.86	668,895	$90,518
(1)In 2012, our Board approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the fourth quarter of 2023, the Company withheld 1,201 shares at an average price of $93.87.
(2)On May 2, 2023, we announced that our Board authorized the purchase of up to $200 million of IPG common stock (the "May 2023 authorization"), exclusive of any fees, commissions or other expenses. Share repurchases under this purchase authorization were made periodically in open-market transactions using our working capital. On February 13, 2024, we announced that our Board authorized the purchase of up to $300 million of IPG common stock, exclusive of any fees, commissions or other expenses. Share repurchases under these authorizations may be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. The share purchase program authorizations do not obligate us to repurchase any dollar amount or number of our shares, and repurchases could be commenced or suspended from time to time without prior notice.
We repurchased 668,895 shares in the fourth quarter of 2023 under the May 2023 authorization.
ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed under Item 1A, "Risk Factors." The following analysis generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 27, 2023.
Overview
We develop, manufacture and sell high-performance fiber lasers, fiber amplifiers and diode lasers that are used for diverse applications, primarily in materials processing. We also manufacture and sell complementary products used with our lasers including optical delivery cables, fiber couplers, beam switches, optical processing heads, in-line sensors and chillers. In addition, we offer laser-based and non-laser based systems for certain markets and applications. Our portfolio of laser solutions is used in materials processing, medical procedures, advanced applications and communications. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally, primarily through our direct sales force. Our major manufacturing facilities are located in the United States and Germany. As a result of the Russia-Ukraine conflict and related sanctions, our ability to ship and receive components from our Russian operations, has been significantly curtailed. We have and will continue to expand our manufacturing operations in Germany and the United States, and have added manufacturing capacity in Poland and expanded capacity in Italy to replace capacity in Russia. We have sales and service offices and applications laboratories worldwide.
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
Description of Our Net Sales, Costs and Expenses
Net sales. We derive net sales primarily from the sale of fiber lasers, diode lasers, laser and non-laser based systems, amplifiers and complementary products. We sell our products to OEMs that supply materials processing laser systems, communications systems, medical laser systems and other laser systems to end users. With the sale of our communications transmission product lines in August 2022, we no longer intend to target communications as a principal market. We also sell our laser products and laser and non-laser based systems to end users. Our scientists and engineers work closely with OEMs, systems integrators and end users to analyze their system requirements and match appropriate fiber laser, amplifier or system specifications to those requirements. Our sales cycle varies substantially, ranging from a period of a few weeks to as long as one year or more, but is typically several months.
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
Russia-Ukraine Conflict. The Russia-Ukraine conflict and the sanctions imposed in response to this crisis have significantly curtailed our ability to use our manufacturing operations in Russia to supply other IPG operations outside of Russia. The conflict and the risk of additional sanctions has also increased the levels of uncertainty and risks facing the Company due to our manufacturing operations in Belarus. Since the start of the conflict, we have been executing on plans to reduce our reliance on our Russia and Belarus operations by adding capacity in other countries, increasing inventories worldwide and qualifying third-party suppliers. Since 2022, we began hiring and training additional employees, expanding capacity for increased production, and running additional shifts in the U.S. and Germany and adding additional manufacturing capacity in Italy and Poland.
We believe the contingency measures outlined above that we have already put in place substantially mitigate the effects of the recent sanctions on our ability to supply finished products to customers. If we have not fully mitigated the effect of these and other trade restrictions, or if new sanctions are adopted, our ability to supply finished products to customers could be impacted. Although we believe our contingency plans mitigate the risk of our ability to supply customers with finished product, these plans require additional investments in facilities outside of Russia and Belarus in the near term as well as additional ongoing operating costs, primarily associated with the higher cost of labor outside of Russia and Belarus. While we have sufficient financial resources to make these investments and expenditures, our gross margins and financial results have been and will be adversely impacted by increased operating costs associated with these transitions. Over time, we intend to mitigate some of these increases by producing components in countries with lower labor costs than the United States and Germany, with ongoing product expense reduction initiatives, higher productivity from automation, improved yields and product specifications. We are also continuing to review our operations in Russia and Belarus.
We evaluated the recoverability of certain assets located in Russia during the fourth quarter of 2022 and incurred impairment charges that reduced the value of fixed assets, inventory and other current assets. We also incurred restructuring charges in 2022 and 2023. As of December 31, 2023, we have substantially completed the restructuring program in Russia and recovered the majority of the remaining restructuring charges accrual. Refer to Note 6 "Restructuring" in the notes to the consolidated financial statements for further information.
Sales to third-parties in Russia were approximately 3% of our revenue for the years ended December 31, 2023 and 2022. Our Russian subsidiary has historically supplied certain finished goods for our Chinese market. Sanctions have limited our ability to provide components to Russia for the completion of finished lasers. Although our Russian operation has an amount of safety stock, we are also producing more finished lasers for China at other IPG locations. The total value of product shipped to the Chinese market from Russia was approximately $15.8 million and $61.5 million for the years ended December 31, 2023 and 2022, respectively.
At December 31, 2023, we had working capital excluding cash and cash equivalents of $23.6 million in Russia of which $20.2 million is inventory. We had $76.4 million of cash and cash equivalents in Russia. The net asset value of our Russian subsidiary was $103.9 million. The net value of assets in Russia was reduced by a $138.5 million other comprehensive loss related to the cumulative translation of the Russian ruble into U.S. dollars. Depending upon the outcome of our review of our Russian operations, we may incur additional asset impairment charges and the other comprehensive loss that is currently in the equity section of our consolidated balance sheets may be charged to our consolidated statements of income.
We continue to manufacture laser cabinets and other mechanical components in Belarus. Trade sanctions have not significantly affected our ability to supply these items from Belarus to other manufacturing locations. The value of the long-lived assets in Belarus was $31.8 million at December 31, 2023, and we had working capital excluding cash of $4.4 million in Belarus of which $4.5 million is inventory. In addition, we had $5.5 million cash in Belarus. If additional sanctions are imposed on Belarus or Belarus places restrictions on our operations there, it could trigger an asset impairment evaluation and may result in impairment charges in the future.
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
COVID-19. Global demand trends have been impacted by the COVID-19 pandemic While business conditions generally improved from the severe contraction experienced in 2020, it is difficult to predict whether conditions could change if there are additional restrictions imposed as a result of a resurgence in COVID-19 infections. To date, we have been able to accommodate these challenges to our business operations and continue to meet customer demand. If guidelines or mandates from relevant authorities becomes more restrictive due to a resurgence of COVID-19 in a particular region, the effect on our operations could be more significant.
Supply Chain. We and our customers are experiencing improvements in lead times and availability of components purchased from third party suppliers; including many electronic components as compared to those experienced during the COVID-19 pandemic. We, our customers and our suppliers continue to face some constraints related to supply chain and logistics, including availability of capacity, materials, warehouse space, sea containers and higher freight rates. While supply chain and logistics constraints moderated in 2023, they have not yet fully returned to pre-pandemic conditions. Supply chain constraints have not significantly affected our business but they have moderately increased our freight costs, caused us to carry higher levels of safety stock for certain inventory items, and increased the cost of certain electronic components. We received substantial shipments in 2023 of electronic components ordered during the occurrence of shortages from the COVID-19 pandemic. We are implementing changes to our logistics process to address increased freight costs.
Net sales.  Our annual revenue growth rates have varied from year to year. Net sales decreased by 10% in 2023, decreased by 2% in 2022 and increased 22% in 2021. Our growth rates are subject to several factors, many of which are not in our control. These include:
•Macroeconomic conditions including changes in foreign exchange rates compared to the U.S. dollar;
•Competition;
•Our ability to develop new products and new applications for existing or new products;
•Geopolitical conditions in our end markets; and
•Pandemic, plagues, wars, conflicts, natural disasters or other shocks affecting global trade.
We are experiencing declines for sales in cutting applications. OEM’s that manufacture cutting machines were some of the earliest adopters of fiber lasers and this market is now mature so growth trends are more subject to general economic factors affecting capital equipment purchases. In addition, we are experiencing significant price competition in China for lasers sold in this application and we have lost market share in China to competitors as a result. The declines in revenue that we are experiencing in cutting are significantly, but not completely, offset by growth in sales of lasers in other applications and new products. Lasers used for welding applications are growing generally and for electric vehicle and battery manufacturing in particular. Lasers used for foil cutting related to battery manufacturing are another area of growth. We are also experiencing growth in new or emerging products such as LightWELD and laser based systems, lasers used for medical procedures and lasers with short pulse durations and at mid infrared and visible wavelengths. Lasers used for applications such as cleaning and ablation, additive manufacturing, solar cell manufacturing and annealing have become a more significant component of our total sales. While these products and applications are growing, they are only partially offsetting the decline in cutting and sales trends for any one product or application may vary from quarter to quarter or year.
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive including electric vehicles (EV), other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 90% of our revenues in 2023 were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.
In response to inflation, some global central banks have adopted less accommodating monetary policy and have increased benchmark interest rates in several major global economies in 2023. The increase in interest rates is intended to dampen demand that could lead to regional or global recession that may reduce demand for our products. In addition, an increase in interest rates would increase the cost of equipment financed with leases or debt. If inflation starts to moderate in 2024, global central banks may adopt more accommodating monetary policy and reduce benchmark interest rates.
In recent years, our net sales and margins have been negatively impacted by tariffs and trade policy. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments.
We are also susceptible to global or regional disruptions such as political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, natural disasters and pandemics to the extent that they affect macroeconomic conditions, global supply chains or individual IPG locations
The average selling prices of our products generally decrease as the products mature. These decreases result from factors such as increased competition, decreased manufacturing costs and increases in unit volumes. We may also reduce selling prices in order to penetrate new markets and applications. Furthermore, we may negotiate discounted selling prices from time to time with certain customers that place high unit-volume orders.
The secular shift to fiber laser technology in large materials processing applications, such as welding and cutting applications, had a positive effect on our sales trends in the past such that our sales trends were often better than other capital equipment manufacturers in both positive and negative economic cycles. As the secular shift to fiber laser technology matures in such applications, our sales trends are more susceptible to economic cycles, which can broadly affect the demand for capital equipment including machine tools and industrial lasers, and competition from other fiber laser manufacturers.
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
•Our gross margin from products on new manufacturing lines can be lower due to production inefficiencies and high scrap costs.
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
We invested $110.5 million, $110.1 million and $123.1 million in capital expenditures in 2023, 2022 and 2021, respectively. Most of this investment relates to expansion of our manufacturing capacity and, to a lesser extent, research and development and sales-related facilities. We received $31.2 million, $26.9 million and $1.4 million in proceeds from the sale of property, plant and equipment in 2023, 2022 and 2021, respectively.
A high proportion of our costs is fixed so costs are generally difficult to adjust or may take time to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. If we expand capacity faster than is required by sales levels, gross margins could be negatively affected. Gross margins generally decline if production volumes are lower as a result of a decrease in sales or a reduction in inventory because the absorption of fixed manufacturing costs will be reduced. Gross margins generally improve when the opposite occurs. If both sales and inventory decrease in the same period, the decline in gross margin may be greater if we cannot reduce fixed costs or choose not to reduce fixed costs to match the decrease in the level of production. If we experience a decline in sales that reduces absorption of our fixed costs, or if we have production issues, our gross margins will be negatively affected.
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory and other inventory related charges totaling $45.5 million, $128.0 million and $34.3 million in 2023, 2022 and 2021, respectively. Inventory provision and related charges of $74.1 million in 2022 were attributable to Russian operations.
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
Research and development expenses. In 2023 and 2022 our research and development expenses decreased primarily due to a reduction of expenses associated with our telecommunications transceiver business, which was sold in August 2022. Going forward, we plan to continue to invest in research and development to improve our existing components and products and develop new components, products, systems and applications technology. We believe that these investments will sustain our position as a leader in the fiber laser industry and will support development of new products that can address new markets and growth opportunities. The amount of research and development expense we incur may vary from period to period. As part of the telecommunications transmission product line divestiture mentioned above, we will no longer be incurring research and development expenses attributed to the development of telecommunications transmission products.
Goodwill and long-lived assets impairments. We review our intangible assets and property, plant and equipment for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates, lack of growth in our relevant business units, differences in the estimated product acceptance rates, or market prices below the carrying value of long-lived assets evaluated for sale could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. We are evaluating the sale of certain U.S.-based assets, including land and building. If the estimated sales value of any of these assets is below carrying value, then we may need to record an asset impairment charge when they are classified as held-for-sale. We have long-lived assets in Belarus with a carrying value of $31.8 million. If sanctions increase or if the geopolitical situation changes such that we can no longer use Belarus as a source of supply for our laser cabinets and other mechanical components, we may need to evaluate those assets for impairment, which may result in impairment charges.
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
Income taxes. The Organization for Economic Cooperation & Development (OECD) has proposed a two-pillared plan for a revised international tax system. Pillar 1 proposes to reallocate taxing rights among the jurisdictions in which in-scope multinational corporations operate. Based on the current guidance, we do not meet the revenue threshold for Pillar 1 and thus do not expect any tax impact from implementation. Pillar 2 proposes to assess a 15% minimum tax on the earnings of in-scope multinational corporations on a country-by-country basis. Numerous countries have indicated their intent to adopt the proposal and are drafting legislation to implement the Pillar 2 model rules with a subset of the rules becoming effective January 1, 2024, and the remaining rules becoming effective January 1, 2025, or in later periods. The OECD continues to release additional guidance on the two-pillar framework and it is uncertain if these proposals will be enacted into law in the U.S. or other countries in which we operate. We are continuing to evaluate the impact of the proposed and enacted legislative changes as new information becomes available. It is possible that such proposals as adopted by countries may adversely affect our provision for income taxes. Based on the current drafts of the Pillar 2 proposals, we do not anticipate this will have a material impact on our tax provision or effective tax rate in 2024.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 13%, 15% and 19% in 2023, 2022 and 2021, respectively. One of our customers accounted for 14% of our net accounts receivable as of both December 31, 2023 and 2022. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our fiber lasers or amplifiers. If any of our significant customers were to substantially reduce their purchases from us, our results would be adversely affected.
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
Inventory. We maintain a reserve for excess or obsolete inventory items. The reserve is based upon a review of inventory materials on hand, which we compare with historic usage, estimated future usage and age. In addition, we review the inventory and compare recorded costs with estimates of current market value. Write-downs are recorded to reduce the carrying value to the net realizable value with respect to any part with costs in excess of current market value. In the fourth quarter of 2022, we performed a review of the inventory in Russia in light of new sanctions which restricted our Russian factory's ability to supply components and finished goods to other IPG locations. We recorded $74.1 million of additional inventory provision and related charges as a result of that review in 2022.

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
Sensitivity of Estimate to Change: Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation. We recorded provisions for slow-moving, obsolete or excess inventory, and inventory related charges totaling $45.5 million, $128.0 million and $34.3 million in 2023, 2022 and 2021, respectively. Because our calculation of slow-moving, excess or obsolete inventory is based on historical and estimated future use of inventory items, the calculation is affected by sales trends. In 2023, as sales decreased the inventory provision related to slow-moving, excess or obsolete inventory increased. In 2022, we recorded inventory provision and related charges of $74.1 million as a result of the review of the inventory in Russia. For the rest of our operations, as safety stock increased excess and obsolete inventory reserves increased during 2022. In 2021, as sales increased due to recovery from the impact of the Covid-19 pandemic and other factors, our provisions for slow-moving, excess and obsolete inventory reserves decreased.
Long-lived Asset Impairment Long-lived assets including definite-lived intangible assets are amortized on a straight-line basis over the estimated useful life. We review these assets for impairment when conditions exist that indicate the carrying amount of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of long-lived assets held for use, we group assets at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on estimated fair value.
Judgments and Uncertainties: Our valuation methodology for assessing impairment requires management to make significant judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance at many points during the analysis. Estimating undiscounted operating cash flow used to determine if there is indication of impairment of a long-lived asset requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. Fair value estimates performed to determine impairment charge amounts. The fair values are subject to underlying changes in estimates and market conditions. Assumptions used in long-lived asset impairment are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each impairment test date.
Sensitivity of Estimate to Change: Undiscounted cash flow and fair value are sensitive to changes in underlying assumptions, estimates, and market factors. Negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates, lack of growth in our relevant business units, differences in the estimated product acceptance rates, or market prices below the carrying value of long-lived assets evaluated for sale could lead to impairment charges against our long-lived assets. We recorded long-lived asset impairment charge of $1.2 million, $79.9 million, and nil in 2023, 2022 and 2021, respectively. In the fourth quarter of 2022, we performed a review of the estimated fair value of the long-lived assets in Russia in light of new sanctions and recorded long-lived asset impairment of $79.0 million as a result of that review.
Income Taxes and Deferred Taxes. Our annual tax rate is based on the income generated in the jurisdictions in which we operate, the statutory tax rates in those jurisdictions and tax planning opportunities available to the Company. We file federal and state income tax returns in the United States and income tax returns in all the foreign jurisdictions in which we operate.
Judgments and Uncertainties: We estimate our income tax expense in each jurisdiction we operate in after considering, among other factors, the pricing of inter-company transactions on an arm’s length basis, the differing tax rates between jurisdictions, allocation factors, tax credits, nondeductible items and changes in enacted tax rates. Significant judgment is required in determining the pricing of inter-company transactions, our annual tax expense and in evaluating our tax positions in the various jurisdictions in which we operate. As we continue to expand globally, there is a risk that, due to complexity within and diversity among the various jurisdictions in which we do business, a governmental agency may disagree with the manner in which we have computed our taxes. Additionally, due to the lack of uniformity among all of the foreign and domestic taxing authorities, there may be situations where the tax treatment of an item in one jurisdiction is different from the tax treatment in another jurisdiction or that the transaction causes a tax liability to arise in another jurisdiction.

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
Sensitivity of Estimate to Change: We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves recorded are based on a determination of tax benefits claimed in our tax filings and whether these positions are more likely than not to be realized following the resolution of any potential tax audits related to the tax benefit, assuming that the matter in question will be reviewed by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2023, we had $17.2 million of unrecognized tax benefits, excluding interest and penalties, recorded in other long-term liabilities and deferred income taxes. This tax liability increased by $3.0 million for tax positions taken in the current year offset by reductions of $1.3 million for changes in prior period positions.

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated in dollar amounts and expressed as a percentage of net sales:

	Year Ended December 31,
	2023		2022		2021
	(In thousands, except percentages and per share data)
Net sales	$1,287,439	100.0%	$1,429,547	100.0%	$1,460,860	100.0%
Cost of sales	745,741	57.9	874,134	61.1	764,462	52.3
Gross profit	541,698	42.1	555,413	38.9	696,398	47.7
Operating expenses:
Sales and marketing	85,679	6.7	76,643	5.3	78,180	5.4
Research and development	98,704	7.7	116,114	8.1	139,573	9.6
General and administrative	125,749	9.7	131,253	9.2	125,882	8.6
Gain on divestiture and sale of asset	—	—	(31,846)	(2.2)	—	—
Impairment of long-lived assets	1,237	0.1	79,949	5.6	—	—
Restructuring charges (recoveries), net	(288)	—	9,697	0.7	—	—
(Gain) loss on foreign exchange	(1,356)	(0.1)	4,103	0.3	(15,120)	(1.0)
Total operating expenses	309,725	24.1	385,913	27.0	328,515	22.6
Operating income	231,973	18.0	169,500	11.8	367,883	25.2
Interest income (expense), net	41,735	3.2	12,620	0.9	(1,839)	(0.1)
Other income, net	1,167	0.1	1,231	0.1	437	—
Income before provision for income taxes	274,875	21.3	183,351	12.8	366,481	25.1
Provision for income taxes	55,997	4.3	72,589	5.1	88,615	6.1
Net income	218,878	17.0	110,762	7.7	277,866	19.0
Less: net income (loss) attributable to non-controlling interest	—	—	853	0.1	(550)	—
Net income attributable to IPG Photonics Corporation common stockholders	$218,878	17.0%	$109,909	7.6%	$278,416	19.0%
Net income attributable to IPG Photonics Corporation per common share:
Basic	$4.64		$2.17		$5.21
Diluted	$4.63		$2.16		$5.16
Weighted average common shares outstanding:
Basic	47,154		50,761		53,410
Diluted	47,320		50,925		53,930

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022
Net sales. Net sales decreased by $142.1 million, or 9.9%, to $1,287.4 million in 2023 from $1,429.5 million in 2022. The table below sets forth sales by application:

	Year Ended December 31,
	2023		2022		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials Processing	$1,152,804	89.5%	$1,291,262	90.3%	$(138,458)	(10.7)%
Other Applications	134,635	10.5%	138,285	9.7%	(3,650)	(2.6)%
Total	$1,287,439	100.0%	$1,429,547	100.0%	$(142,108)	(9.9)%
The table below sets forth sales by type of product and other revenue:

	Year Ended December 31,
	2023		2022		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$524,981	40.8%	$613,734	42.9%	$(88,753)	(14.5)%
Medium Power CW Lasers	71,672	5.6%	77,079	5.4%	(5,407)	(7.0)%
Pulsed Lasers	185,581	14.4%	250,677	17.5%	(65,096)	(26.0)%
Quasi-Continuous Wave ("QCW") Lasers	48,648	3.8%	50,212	3.5%	(1,564)	(3.1)%
Laser and Non-Laser Systems	161,177	12.5%	153,471	10.8%	7,706	5.0%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	295,380	22.9%	284,374	19.9%	11,006	3.9%
Total	$1,287,439	100.0%	$1,429,547	100.0%	$(142,108)	(9.9)%
Materials Processing
Sales for materials processing applications decreased due to lower sales of high power lasers, medium power lasers, pulsed lasers, and QCW lasers, partially offset by higher sales of laser and non-laser systems and other laser products.
•The decrease in high power CW laser sales was due to lower sales for cutting applications as a result of soft industrial demand in China and Europe and increased competition in China.
•The decrease in medium power CW laser sales related to a decrease in demand for cutting applications, partially offset by an increase in additive manufacturing applications.
•Pulsed laser sales, including high power pulsed lasers, decreased due to decreases in e-mobility foil cutting applications, marking and engraving applications and solar cell manufacturing applications, partially offset by growth in sales for cleaning and ablation applications.
•QCW laser sales decreased due to lower demand in fine processing for consumer electronics applications.
•Laser and non-laser systems sales benefited from higher demand for LightWELD.
•Other revenue for materials processing increased due to higher sales of accessories and parts and service.
Other Applications
Sales from other applications decreased mainly due to decreased sales for communications products as a result of the business divestiture in the third quarter of 2022, partially offset by increased demand for lasers used in medical procedures and advanced applications.

Our net sales were derived from customers in the following geographic regions:

	Year Ended December 31,
	2023		2022		Change
	(In thousands, except for percentages)
Sales by Geography		% of Total		% of Total
North America (1)	$313,986	24.4%	$338,713	23.7%	$(24,727)	(7.3)%
Europe:
Germany	88,026	6.8%	85,491	6.0%	2,535	3.0%
Other Europe	291,336	22.6%	294,481	20.6%	(3,145)	(1.1)%
Asia:
China	355,321	27.6%	479,926	33.6%	(124,605)	(26.0)%
Japan	72,333	5.6%	57,865	4.0%	14,468	25.0%
Other Asia	142,378	11.1%	152,373	10.7%	(9,995)	(6.6)%
Rest of World	24,059	1.9%	20,698	1.4%	3,361	16.2%
Total	$1,287,439	100.0%	$1,429,547	100.0%	$(142,108)	(9.9)%
(1)The substantial majority of sales in North America are to customers in the United States.
Cost of sales and gross margin. Cost of sales decreased by $128.4 million, or 14.7%, to $745.7 million in 2023 from $874.1 million in 2022. Our gross margin increased to 42.1% in 2023 from 38.9% in 2022. Gross margin increased compared to the prior year primarily because we did not record any additional inventory provisions and other charges related to our Russian operations, which were $74.1 million and reduced gross margin by 5.2% in 2022. This improvement to gross margin was partially offset by an increase in cost of product sold. As we expand production capacity in the U.S., Germany, Italy and Poland to replace dependency on our Russian and Belarus operations, we incurred higher manufacturing costs as a percentage of sales due to higher compensation costs, lower yields and manufacturing inefficiencies and higher scrap expense as we ramped up manufacturing capacity in existing and new locations. Expenses related to provisions for excess or obsolete inventory and other valuation adjustments decreased by $82.5 million to $45.5 million, or 3.5% of sales, for the year ended December 31, 2023, as compared to $128.0 million, or 9.0% of sales, for the year ended December 31, 2022.
Sales and marketing expense. Sales and marketing expense increased by $9.1 million, or 11.9%, to $85.7 million in 2023 from $76.6 million in 2022. This change was primarily a result of an increase of $7.0 million in personnel and related costs, driven by an increase in sales and marketing department headcount. As a percentage of sales, sales and marketing expense was 6.7% and 5.3% of sales in 2023 and 2022, respectively.
Research and development expense. Research and development expense decreased by $17.4 million, or 15.0%, to $98.7 million in 2023 from $116.1 million in 2022. This change was primarily a result of a decrease of $5.1 million in personnel and related costs, a decrease of $5.6 million in depreciation and amortization expenses, and a decrease of $2.0 million in materials and other R&D expense. The decreases were primarily a result of the divestiture of telecommunications transmission product line in August 2022, and the impairment of fixed assets related to our Russian operation in 2022. As a percentage of sales, research and development expense decreased to 7.7% in 2023 from 8.1% in 2022. We expect to continue to invest in research and development efforts for our continuing products and increase expenses in whole dollars.
General and administrative expense. General and administrative expense decreased by $5.6 million, or 4.3%, to $125.7 million in 2023 from $131.3 million in 2022. This change was primarily a result of a decrease of $3.9 million in depreciation expense as a result of disposing our corporate aircraft and impairing our Russia long-lived assets in 2022, and a decrease of $2.1 million in consultants, partially offset by an increase of $3.7 million in personnel and related costs. As a percentage of sales, general and administrative expense increased to 9.8% in 2023 from 9.2% in 2022.
Effect of exchange rates on sales, gross margin and operating expenses. We estimate that if exchange rates had been the same as one year ago, sales in 2023 would have been $34.9 million higher, gross margin would have been $21.2 million higher and sales and marketing, research and development and general and administrative expenses would have been $4.9 million higher. These estimates assume constant exchange rates between fiscal year 2023 and fiscal year 2022 and are calculated using the average exchange rates for the twelve-month period ended December 31, 2022 for the respective currencies, which were US$1=Euro 0.95, US$1=Japanese yen 131, US$1=Chinese yuan 6.73 and US$1=Russian ruble 68.

Impairment of long-lived assets. We recorded a non-cash long-lived asset impairment charge of $1.2 million in 2023 as compared to $79.9 million in 2022. The impairment of long-lived assets in 2023 was related to the right-of-use asset ("ROU" asset) for a leased building associated with our Submarine Network Division business that was previously divested. Attempts to sublease the space have been unsuccessful. As of December 31, 2023, the ROU asset related to this lease has been reduced to zero. The long-lived asset impairment in 2022 was related to Russian operations.
Restructuring charges (recoveries), net We recorded a net restructuring recovery of $0.3 million in 2023 as compared to a restructuring charge of $9.7 million in 2022. In 2023, we substantially completed the restructuring program at our Russian subsidiary. As a result, we released $1.7 million that had been accrued in relation to restructuring expenses. The restructuring charges in 2022 are primarily related to restructuring costs in Russia. In addition, some restructuring charges related to the closure of our office in Lebanon which had supported the communications transmission business which we divested in the third quarter of 2022.
(Gain) loss on foreign exchange. We incurred a foreign exchange gain of $1.4 million in 2023 as compared to a loss of $4.1 million in 2022. The gain in 2023 was primarily attributable to depreciation of the Russian ruble, partially offset by losses from appreciation of the Euro and depreciation of the Chinese yuan as compared to the U.S. dollar.
Interest income, net. Interest income, net was $41.7 million in 2023 compared to $12.6 million in 2022. The change in interest income, net, was driven by an increase in yields on cash equivalents and short term investments that resulted in higher market interest rates as compared to prior year rates.
Provision for income taxes. Provision for income taxes was $56.0 million in 2023 compared to $72.6 million in 2022, representing an effective tax rate of 20.4% in 2023 and 39.6% in 2022. The decrease in tax expense was due primarily to discrete items. Discrete adjustments in 2023 resulted in a $5.7 million decrease in tax expense, which includes (i) $4.3 million decrease in the valuation allowance primarily due to current year profits in our Russian subsidiary and (ii) $3.5 million related to a decrease in uncertain tax positions and the results of tax audits. These benefits were partly offset by an increase in tax expense for $1.8 million for equity-based compensation deductions reflected in book income in excess of the deductions allowed for tax purposes. Discrete adjustments in 2022 resulted in a $23.2 million increase in tax expense, which includes (i) $35.8 million increase in the valuation allowance primarily related to deferred tax assets in our Russian subsidiary which were provided in conjunction with the restructuring and other charges discussed above and (ii) $2.7 million for equity-based compensation deductions reflected in book income in excess of the deductions allowed for tax purposes. These detriments were partly offset by (i) $10.1 million for the acceptance of amended returns related to incentives offered for capital investment; (ii) $3.9 million related to a reversal of tax reserves primarily due to the expiry of the statute of limitations for the year in which the reserve was established.
Net income attributed to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation increased by $109.0 million to $218.9 million in 2023 from $109.9 million in 2022. Net income attributable to IPG Photonics Corporation as a percentage of our net sales increased by 9.4% to 17.0% in 2023 from 7.6% in 2022 due to the factors described above.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents, short-term investments, our cash flows from operations and our existing lines of credit provide us with the financial flexibility to meet our liquidity and capital needs. We expect to continue making investments in capital expenditures, to assess acquisition opportunities and to repurchase shares of our stock in accordance with our repurchase program. The extent and timing of such expenditures may vary from period to period. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our growth including any ongoing impact of the COVID-19 pandemic on certain global or regional economies, global or regional recessions, the timing and extent of spending to support development efforts, expansion of global sales and marketing activities, government regulation including trade sanctions, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. As of December 31, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
Included in cash and cash equivalents are $76.4 million of cash and cash equivalents located in Russia, and $5.5 million of cash and cash equivalents located in Belarus, as of December 31, 2023. Cash and cash equivalents in Russia are subject to capital controls that prevent repatriation by dividend or distribution of capital. There are currently no restrictions on our ability to use cash and cash equivalents in Russia for operating purposes including converting cash to foreign currency for the payment of goods received from vendors outside of Russia. The Russian operations are self-funding. Approximately 6% of our consolidated working capital including cash, cash equivalents and short-term investments is located in Russia. We are making no new investments in Russia.

The following table presents our principal sources of liquidity:

	As of December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$514,674	$698,209
Short-term investments	662,807	479,374
Unused credit lines and overdraft facilities	78,506	125,965
Working capital (excluding cash and cash equivalents and short-term investments)	522,312	534,045
Short-term investments at December 31, 2023 consist of liquid investments including U.S. Treasury and agency obligations, corporate bonds, commercial paper, and term deposits with original maturities of greater than three months but less than one year. See Note 3, "Fair Value Measurements" in the notes to the consolidated financial statements for further information about our short-term investments.
The following table details our line-of-credit facilities as of December 31, 2023:

Description	Total Facility/ Note	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$75.0 million	BSBY plus 0.8% to 1.2%, depending on our performance	April 2025	Unsecured
Euro Credit Facility (Germany) (2)	Euro 5.0 million ($5.5 million)	€STR rate plus 0.97%	December 2028	Unsecured, guaranteed by parent company
Euro Facility (3)	Euro 1.5 million ($1.7 million)	Euribor plus 1.25%	June 2024	Common pool of assets of Italian subsidiary
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At December 31, 2023, there were no amounts drawn on this line, however, there were $2.5 million of guarantees issued against the line which reduces total availability.
(2) This facility is available to certain foreign subsidiaries in their respective local currencies. At December 31, 2023, there were no amounts drawn on this line, however, there were $1.2 million of guarantees issued against the line which reduces total availability.
(3) At December 31, 2023, there were no drawings. This facility renews annually.
Our largest committed credit line is with Bank of America N.A. in the amount of $75.0 million, which is not syndicated. We are required to meet certain financial covenants associated with our U.S. revolving line of credit. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that we maintain a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. Funded debt is decreased by our cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50 million up to a maximum of $500 million. We were in compliance with all such financial covenants as of and for the three months ended December 31, 2023.
See Note 11, "Financing Arrangements" in the notes to the consolidated financial statements for further information about our facilities and term debt.

The following table summarizes our material cash commitments at December 31, 2023 and the effect such commitments are expected to have on our liquidity and cash flows in future periods. We intend to use our existing cash, cash equivalents and short term investments as well as cash generated from operations as sources of funds for these material commitments.

	Payments Due in
	Total	Less Than 1 Year
	(In thousands)
Operating lease obligations	$20,996	$5,224
Purchase obligations	27,404	22,008
Total (1)	$48,400	$27,232
(1)Excludes obligations related to ASC 740, reserves for uncertain tax positions, because we are unable to provide a reasonable estimate of the timing of future payments relating to the remainder of these obligations. See Note 17, "Income Taxes" to the consolidated financial statements.
The following table presents cash flow activities:

	As of December 31,
	2023	2022
	(In thousands)
Cash provided by operating activities	$295,986	$212,649
Cash (used in) provided by investing activities	(237,554)	296,952
Cash used in financing activities	(236,380)	(514,549)
Operating activities. Net cash provided by operating activities increased by $83.4 million to $296.0 million in 2023 from $212.6 million in 2022 primarily due to a decrease in cash used by working capital. Our largest working capital items are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The increase in cash flow from operating activities in 2023 primarily resulted from:
•an increase in cash provided by inventory as we moderated investment in safety stock related to supply chain disruptions for third party electronic parts and components internally manufactured by our factory in Russia; and
•an increase in cash provided by other taxes payable driven by the timing of estimated tax payments made and refunds received from filing tax returns.

The increases in cash provided by operating activities were partially offset by:

•a decrease in cash provided by net income after adjusting for non-cash operating activities, mainly due to lower sales in 2023;
•an increase in cash used by accounts receivable, including an increase in days sales outstanding;
•an increase in cash used by prepaid expenses and other assets; and
•an increase in cash used by accounts payable due to timing of payments.
Investing activities. Net cash used in investing activities was $237.6 million in 2023 as compared to cash provided by investing activities of $297.0 million in 2022. The cash used in investing activities in 2023 primarily related to $158.9 million of net cash used for purchases of short-term investments, and $110.5 million of cash used for property, plant and equipment, partially offset by $31.2 million of proceeds from the sale of property, plant and equipment. The cash provided by investing activities in 2022 primarily related to $329.3 million of net proceeds from short-term investments, $52.9 million of proceeds received from the divestiture of the telecommunications transmission product lines, net of cash sold, and $26.9 million of proceeds from the sale of property, plant and equipment mainly from the sale of corporate aircraft; partially offset by $110.1 million of cash used for property, plant and equipment.
In 2024, we expect to incur approximately $120.0 million to $130.0 million in capital expenditures net of asset divestitures. Capital expenditures include investments in property, facilities and equipment to add capacity worldwide to support anticipated revenue growth, increase vertical integration, increase redundant manufacturing capacity for critical components and enhance research and development capabilities. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period. We intend to finance our capital expenditures with existing cash, cash equivalents and short term investments as well as with cash generated from operations.
Financing activities. Net cash used in financing activities was $236.4 million and $514.5 million in 2023 and 2022, respectively. The cash used in financing activities in 2023 was primarily related to the purchase of $223.5 million of treasury stock, $16.0 million of principal payments on our long-term borrowings; partially offset by net proceeds of $3.1 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units and shares issued under our employee stock purchase plan. The cash used in financing activities in 2022 was primarily related to the purchase of $499.5 million of treasury stock, $18.1 million of principal payments on our long-term borrowings, the purchase of non-controlling interests of $2.5 million related to the divestiture of the telecommunications transmission product lines; partially offset by net proceeds of $5.6 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units and shares issued under our employee stock purchase plan.
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
We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our borrowings on our bank credit facilities. Although our U.S. revolving line of credit and our Euro credit facilities have variable rates, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the Euro, the Russian ruble, and the Chinese yuan. Changes in the exchange rate of the U.S. dollar versus the functional currencies of our subsidiaries affect the translated value and relative level of sales and net income that we report from one period to the next. In addition, our subsidiaries may have assets or liabilities denominated in a currency other than their functional currency which results in foreign exchange transaction gains and losses due to changes in the value of the functional currency versus the currency the assets and liabilities are denominated in. In 2023 we incurred a gain on foreign exchange transactions of $1.4 million as compared to a loss of $4.1 million in 2022. As our Russia subsidiary has net U.S. dollar denominated assets, the depreciation of the Russian ruble contributed to most of the foreign exchange gain in 2023, partially offset by the loss from the appreciation of the Euro as our German subsidiary has net U.S. dollar denominated assets, and the loss from the depreciation of the Chinese yuan as our Chinese subsidiary has net U.S. dollar denominated liability. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if we expect a currency movement to be beneficial to us in the short or medium term, we have, on occasions, chosen not to hedge or otherwise offset the underlying assets or liabilities. However, it is difficult to predict foreign currency movements accurately.
At December 31, 2023, our material foreign currency exposure is net U.S. dollar denominated assets at subsidiaries where the Euro or the Russian ruble is the functional currency and U.S. dollar denominated liabilities where the Chinese yuan is the functional currency. The net U.S. dollar denominated assets are comprised of cash, third party receivables and inter-company receivables offset by third party and inter-company U.S. dollar denominated payables. The U.S. dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. dollar to the Euro applied to the net U.S. dollar asset balances as of December 31, 2023, would result in a foreign exchange gain of $1.9 million if the U.S. dollar appreciated and a $2.0 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Ruble applied to the net U.S. dollar asset balances as of December 31, 2023, would result in a foreign exchange gain of $0.2 million if the U.S. dollar appreciated and a $0.2 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Chinese yuan applied to the net U.S. dollar liability balances as of December 31, 2023, would result in a foreign exchange loss of $1.1 million if the U.S. dollar appreciated and a $1.1 million foreign exchange gain if the U.S. dollar depreciated. Volatility between the U.S. dollar and the currencies to which we are exposed may be increased by the COVID-19 pandemic, sanctions on the Russian government and changes in central bank policy, primarily, related to interest rates.
In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. dollar as changes in the value of their functional currency relative to the U.S. dollar affect the translated amounts of our assets and liabilities. Changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss on the consolidated statements of comprehensive income.
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of December 31, 2023. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
Marlborough, Massachusetts

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of IPG Photonics Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 21, 2024

ITEM 9B.    OTHER INFORMATION
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended December 31, 2023.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2023. Pursuant to General Instruction G(3) of Form 10-K, additional information required hereunder relating to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."
ITEM 11.    EXECUTIVE COMPENSATION
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2023.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2023, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth below.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, RSUs and PSUs (a)	Weighted-Average Exercise Price of Outstanding Options, RSUs and PSUs (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	1,388,347	$144.72	3,247,512
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	1,388,347		3,247,512
(1)As of December 31, 2023, there were 3,107,336 shares available for future issuance under the 2006 Incentive Compensation Plan and 140,176 shares available for future issuance under the employee stock purchase plan.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2023.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2023.
PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements.
See Index to Financial Statements on page F-1.
2.Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.
3.Exhibits.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 1, 2023)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Commission on January 23, 2023)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 333-136521 filed with the Commission on November 14, 2006)

4.2
Description of the Registrant's Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 24, 2020)

10.1†
2006 Incentive Compensation Plan, as amended and restated effective May 23, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 1, 2023)

10.2†
IPG Photonics Corporation Non-Employee Director Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 22, 2023)

10.3†
Senior Executive Annual Incentive Plan, as amended and restated April 28, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 27, 2023)

10.4†
IPG Photonics Corporation 2008 Employee Stock Purchase Plan, as amended and restated effective December 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 3, 2019)

10.5†
Secondment Agreement dated May 4, 2021 among the Registrant, IPG Laser GmbH and Dr. Eugene Scherbakov (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2021)

10.6†
Service Agreement dated May 4, 2021 between IPG Laser GmbH and Dr. Eugene Scherbakov (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2021)

10.7†	Amendment to Dr. Scherbakov Service Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on September 1, 2023)

10.8†
Confidentiality, Non-Competition and Confirmatory Assignment Agreement dated May 4, 2021 between the Registrant and Dr. Eugene Scherbakov (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2021)

10.9†
Form of Employment Agreement dated May 30, 2019 between the Registrant and each of Timothy P.V. Mammen, Angelo P. Lopresti and Alexander Ovtchinnikov (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 24, 2020)

10.10†
Form of Confidentiality, Non-Competition and Confirmatory Assignment Agreement between the Registrant and each of the named executive officers and certain other executive officers, (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on October 15, 2013)

10.11†
Form of Letter amending Confidentiality, Non-Competition and Confirmatory Assignment Agreements between the Registrant and each of the named executive officers and certain other executive officers (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.12
Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.13
Second Amended and Restated Loan Agreement, between the Registrant and Bank of America, N.A. dated as of March 25, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 26, 2020)

Exhibit Number	Description
10.14
Revolving Credit Note, between the Registrant and Bank of America, N.A., dated March 25, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on March 26, 2020)

21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350

97*	IPG Photonics Corporation Incentive Based Compensation Recoupment Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith. The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is deemed furnished and not filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation.
† Identifies management contract or compensatory plans or arrangements required to be filed as an exhibit.
b.Exhibits.
See (a)(3) above.
c.Additional Financial Statement Schedules.
All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.
ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2024.

IPG PHOTONICS CORPORATION

By:	/s/ Eugene A. Scherbakov
Eugene A. Scherbakov Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eugene A. Scherbakov and Angelo P. Lopresti, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eugene A. Scherbakov Eugene A. Scherbakov	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2024

/s/ Timothy P.V. Mammen Timothy P.V. Mammen	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 21, 2024

/s/ Thomas J. Burgomaster Thomas J. Burgomaster	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2024

/s/ Gregory Beecher Gregory Beecher	Director	February 21, 2024

/s/ Michael Child Michael Child	Director	February 21, 2024

/s/ Jeanmarie Desmond Jeanmarie Desmond	Director	February 21, 2024

/s/ Gregory Dougherty Gregory Dougherty	Director	February 21, 2024

/s/ Kolleen Kennedy Kolleen Kennedy	Director	February 21, 2024

/s/ Eric Meurice Eric Meurice	Director	February 21, 2024

/s/ Natalia Pavlova Natalia Pavlova	Director	February 21, 2024

/s/ John Peeler John Peeler	Non-Executive Chair of the Board and Director	February 21, 2024

/s/ Agnes Tang Agnes Tang	Director	February 21, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
IPG Photonics Corporation
Marlborough, Massachusetts
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IPG Photonics Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Excess or Obsolete Inventory Reserve: Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company evaluates inventory each reporting period for excess quantities and obsolescence, establishing reserves when necessary based upon historic usage, estimated future usage and age. Once recorded, these reserves are considered permanent adjustments to the carrying value of inventory. As of December 31, 2023, the Company has inventories of $453.9 million, net of excess quantities and obsolescence reserves.
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
•We tested the calculation of the excess and obsolete reserve pursuant to the Company’s policy, including the completeness and accuracy of the data used in the calculation.
•For a sample of inventory parts, we evaluated management’s ability to estimate future demand by comparing actual inventory usage to estimates made in prior years.
•We considered the existence of contradictory evidence based on consideration of internal communication to management and the board of directors, Company press releases, and analysts’ reports, as well as any changes within the business.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 21, 2024
We have served as the Company's auditor since 1999.

IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$514,674	$698,209
Short-term investments	662,807	479,374
Accounts receivable, net	219,053	211,347
Inventories	453,874	509,363
Prepaid income taxes	26,038	40,934
Prepaid expenses and other current assets	38,208	47,047
Total current assets	1,914,654	1,986,274
Deferred income taxes, net	88,788	75,152
Goodwill	38,540	38,325
Intangible assets, net	26,234	34,120
Property, plant and equipment, net	602,257	580,561
Other assets	28,425	28,848
Total assets	$2,698,898	$2,743,280
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$16,031
Accounts payable	28,618	46,233
Accrued expenses and other liabilities	181,350	202,764
Income taxes payable	4,893	9,618
Total current liabilities	214,861	274,646
Other long-term liabilities and deferred income taxes	68,652	83,274
Total liabilities	283,513	357,920
Commitments and contingencies (Note 14)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 56,317,438 and 46,320,671 shares issued and outstanding, respectively, at December 31, 2023; 56,017,672 and 48,138,257 shares issued and outstanding, respectively, at December 31, 2022.	6	6
Treasury stock, at cost, 9,996,767 and 7,879,415 shares held at December 31, 2023 and December 31, 2022, respectively.	(1,161,505)	(938,009)
Additional paid-in capital	994,020	951,371
Retained earnings	2,795,394	2,576,516
Accumulated other comprehensive loss	(212,530)	(204,524)
Total IPG Photonics Corporation stockholders' equity	2,415,385	2,385,360
Total liabilities and equity	$2,698,898	$2,743,280
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Net sales	$1,287,439	$1,429,547	$1,460,860
Cost of sales	745,741	874,134	764,462
Gross profit	541,698	555,413	696,398
Operating expenses:
Sales and marketing	85,679	76,643	78,180
Research and development	98,704	116,114	139,573
General and administrative	125,749	131,253	125,882
Gain on divestiture and sale of asset	—	(31,846)	—
Impairment of long-lived assets	1,237	79,949	—
Restructuring charges (recoveries), net	(288)	9,697	—
(Gain) loss on foreign exchange	(1,356)	4,103	(15,120)
Total operating expenses	309,725	385,913	328,515
Operating income	231,973	169,500	367,883
Other income (expense), net:
Interest income (expense), net	41,735	12,620	(1,839)
Other income, net	1,167	1,231	437
Total other income (expense)	42,902	13,851	(1,402)
Income before provision for income taxes	274,875	183,351	366,481
Provision for income taxes	55,997	72,589	88,615
Net income	218,878	110,762	277,866
Less: net income (loss) attributable to non-controlling interests	—	853	(550)
Net income attributable to IPG Photonics Corporation common stockholders	$218,878	$109,909	$278,416
Net income attributable to IPG Photonics Corporation per common share:
Basic	$4.64	$2.17	$5.21
Diluted	$4.63	$2.16	$5.16
Weighted average shares outstanding:
Basic	47,154	50,761	53,410
Diluted	47,320	50,925	53,930
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net income	$218,878	$110,762	$277,866
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(7,854)	(14,838)	(44,267)
Unrealized (loss) gain on derivatives	(152)	336	278
Total other comprehensive (loss) income	(8,006)	(14,502)	(43,989)
Comprehensive income	210,872	96,260	233,877
Less: comprehensive income (loss) attributable to non-controlling interest	—	924	(653)
Comprehensive income attributable to IPG Photonics Corporation	$210,872	$95,336	$234,530
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2021	53,427,234	$6	(2,034,012)	$(303,614)	$854,301	$2,188,191	$(146,065)	$1,292	$2,594,111
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	292,849	—	—	—	10,766	—	—	—	10,766
Common stock issued under employee stock purchase plan	34,151	—	—	—	5,492	—	—	—	5,492
Purchased common stock	(743,969)	—	(743,969)	(134,889)	—	—	—	—	(134,889)
Stock-based compensation	—	—	—	—	37,864	—	—	—	37,864
Net income	—	—	—	—	—	278,416	—	(550)	277,866
Foreign currency translation adjustments and other	—	—	—	—	—	—	(44,164)	(103)	(44,267)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	278	—	278
Balance, December 31, 2021	53,010,265	6	(2,777,981)	(438,503)	908,423	2,466,607	(189,951)	639	2,747,221
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	167,193	—	—	—	693	—	—	—	693
Common stock issued under employee stock purchase plan	62,233	—	—	—	4,890	—	—	—	4,890
Purchased common stock	(5,101,434)	—	(5,101,434)	(499,506)	—	—	—	—	(499,506)
Stock-based compensation	—	—	—	—	38,302	—	—	—	38,302
Net income	—	—	—	—	—	109,909	—	853	110,762
Foreign currency translation adjustments and other	—	—	—	—	—	—	(14,909)	71	(14,838)
Purchase of non-controlling interests	—	—	—	—	(937)	—	—	(1,563)	(2,500)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	—	336	—	336
Balance, December 31, 2022	48,138,257	6	(7,879,415)	(938,009)	951,371	2,576,516	(204,524)	—	2,385,360
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	241,782	—	—	—	(1,891)	—	—	—	(1,891)
Common stock issued under employee stock purchase plan	57,984	—	—	—	5,038	—	—	—	5,038
Purchased common stock	(2,117,352)	—	(2,117,352)	(223,496)	—	—	—	—	(223,496)
Stock-based compensation	—	—	—	—	39,502	—	—	—	39,502
Net income	—	—	—	—	—	218,878	—	—	218,878
Foreign currency translation adjustments and other	—	—	—	—	—	—	(7,854)	—	(7,854)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	(152)	—	(152)
Balance, December 31, 2023	46,320,671	$6	(9,996,767)	$(1,161,505)	$994,020	$2,795,394	$(212,530)	$—	$2,415,385
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income	$218,878	$110,762	$277,866
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	69,621	90,564	96,330
Deferred income taxes	(13,789)	(27,575)	(6,885)
Stock-based compensation	39,502	38,302	37,864
Impairment of long-lived assets and restructuring charges (recoveries), net	(486)	79,949	—
Unrealized gain on foreign currency transactions	(4,334)	(592)	(8,560)
Gain on divestiture and sales of asset	—	(31,846)	—
Provisions for inventory, warranty and bad debt	61,058	153,652	68,441
Amortization of premium/discount on investments	(25,102)	(4,557)	2,502
Other	5,194	6,211	6,116
Changes in assets and liabilities that (used) provided cash, net of acquisitions:
Accounts receivable	(10,395)	34,100	(2,091)
Inventories	1,823	(189,013)	(149,754)
Prepaid expenses and other current assets	(2,025)	22,545	(23,697)
Accounts payable	(16,319)	(12,174)	30,997
Accrued expenses and other liabilities	(44,693)	(43,547)	24,715
Income and other taxes payable	17,053	(14,132)	35,856
Net cash provided by operating activities	295,986	212,649	389,700
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(110,483)	(110,141)	(123,108)
Proceeds from sales of property, plant and equipment	31,241	26,862	1,409
Purchases of short-term investments	(1,232,863)	(1,117,022)	(1,940,605)
Proceeds from sale of short-term investments	1,073,993	1,446,355	1,647,537
Acquisitions of businesses, net of cash acquired	—	(2,000)	—
Proceeds from divestiture, net of cash sold	—	52,941	—
Other	558	(43)	(1,515)
Net cash (used in) provided by investing activities	(237,554)	296,952	(416,282)
Cash flows from financing activities:
Principal payments on long-term borrowings	(16,031)	(18,126)	(3,810)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	3,147	5,583	16,258
Purchase of treasury stock, at cost	(223,496)	(499,506)	(134,889)
Payment of purchase price holdback from business combination	—	—	(2,625)
Purchase of non-controlling interests	—	(2,500)	—
Net cash used in financing activities	(236,380)	(514,549)	(125,066)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(5,587)	(5,948)	(17,800)
Net decrease in cash, cash equivalents and restricted cash	(183,535)	(10,896)	(169,448)
Cash, cash equivalents and restricted cash — Beginning of year	698,209	709,105	878,553
Cash, and cash equivalents — End of year	$514,674	$698,209	$709,105
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,284	$3,214	$2,714
Cash paid for income taxes	$62,916	$113,200	$62,998
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$5,404	$5,178	$5,729
Inventory transferred to machinery and equipment	$2,767	$4,172	$3,701
Additions to property, plant and equipment included in accounts payable	$3,251	$1,073	$816
Leased assets obtained in exchange for new operating lease liabilities	$4,457	$7,566	$7,489
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
Russian Operations — In October 2022, the European Union (“EU”) issued sanctions that restricted the Company’s Russian subsidiary from supplying laser components to its other manufacturing facilities beginning in January 2023. These EU sanctions, coupled with increased tariffs in the United States on items imported from Russia, negatively affected what had been the Russian subsidiary’s most significant source of revenue, which was selling components and finished goods to other IPG subsidiaries. As a result of these changes in business conditions in Russia at the end of 2022, the Company completed an impairment analysis of assets in Russia during the fourth quarter of 2022 and recorded charges in the accompanying Consolidated Statement of Income. In 2022, the Company recorded $74,055 of inventory provision and related charges included in Cost of sales, $79,030 of impairment of long-lived asset charges included in Impairment of long-lived assets and a $35,518 valuation allowance for deferred tax assets included in provision for income taxes. The long-lived asset impairment charge was based on a probability-weighted average of valuations using the discounted cash flow method under the income approach, the guideline public company method and the guideline transaction method under the market approach, to estimate the fair value of the long-lived assets in Russia. Further, in 2022 the Company implemented a restructuring program at its Russian subsidiary and recorded restructuring charges of $8,542 for personnel-related restructuring charges and other post employment benefits included in Restructuring charges (recoveries), net. In 2023, the Company substantially completed the restructuring program. As a result, the remaining restructuring accrual was substantially recovered. This resulted in net restructuring recoveries of $288 for the year ended December 31, 2023.
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
Cash and Cash Equivalents and Short-Term Investments — Cash and cash equivalents consist primarily of highly liquid investments, such as money market fund deposits, term deposits, corporate bonds, and commercial paper with maturities of three months or less at the date of purchase with insignificant interest rate risk. Short-term investments consist of liquid investments including commercial paper, corporate bonds, U.S. government and government agency notes and term deposits with original maturities of greater than three months but less than one year with insignificant interest rate risk. Fixed-term securities included in cash equivalents and short-term investments are held-to-maturity and accounted for at amortized cost.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable include $17,313 and $12,977 of bank acceptance drafts at December 31, 2023 and 2022, respectively. Bank acceptance drafts are bank guarantees of payment on specified dates. The weighted average maturity of these bank acceptance drafts is approximately 102 days. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an estimate of expected credit losses over the life of outstanding receivables. The estimate involves an assessment of customer creditworthiness, historical payment experience, an assumption of future expected credit losses, and the age of outstanding receivables.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Activity related to the allowance for doubtful accounts was as follows:

	2023	2022	2021
Balance at January 1	$2,639	$2,108	$2,156
Provision for bad debts, net of recoveries	36	712	434
Uncollectible accounts written off	(840)	(125)	(437)
Foreign currency translation	(72)	(56)	(45)
Balance at December 31	$1,763	$2,639	$2,108
Inventories — Inventories are stated at the lower of cost and net realizable value on a first-in, first-out basis. Inventories include parts and components that may be specialized in nature and subject to obsolescence. The Company periodically reviews the quantities and carrying values of inventories to assess whether the inventories are recoverable. The costs associated with provisions for excess quantities, technological obsolescence, or scrap related to out of specification components are charged to cost of sales as incurred.
Goodwill — Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. If the carrying value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The results of the goodwill assessments for the years ended December 31, 2023 and 2022 are discussed in Note 7, "Goodwill and Intangible Assets".
Intangible Assets — Intangible assets result from the Company's various business acquisitions. Intangible assets are reported at cost, less accumulated amortization, and are amortized on a straight-line basis either over their estimated useful lives of one year to thirteen years or over the period the economic benefits of the intangible asset are consumed.
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
Expenditures for maintenance and repairs are charged to operating expenses when they are incurred.
Long-Lived Assets — Long-lived assets, which consist primarily of property, plant and equipment and identifiable intangible assets, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When undiscounted expected future cash flows are less than the carrying value, an impairment loss is recorded equal to the amount by which the carrying value exceeds the fair value of assets. The impact of the long-lived assets impairment for the years ended December 31, 2023, and 2022 are discussed in Note 8, "Property, Plant and Equipment" and Note 13, "Leases".
Included in other long-term assets is certain demonstration equipment. The demonstration equipment is amortized over the respective estimated economic lives, generally 3 years. The carrying value of the demonstration equipment totaled $3,726 and $3,686 at December 31, 2023 and 2022, respectively. Amortization expense of demonstration equipment for the years ended December 31, 2023, 2022 and 2021, was $3,480, $2,387 and $3,596, respectively.
Authorized Capital — The Company has authorized capital stock consisting of 175,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. There are no shares of preferred stock outstanding as of December 31, 2023.

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
Restructuring — The Company records charges associated with approved restructuring plans to reorganize operations, to remove redundant headcount and infrastructure associated with business acquisitions or to improve the efficiency of business processes. Restructuring charges can include severance costs to eliminate a specific number of positions, infrastructure charges to vacate facilities and consolidate operations and contract cancellation costs. The Company records restructuring charges when they are probable and estimable. The Company accrues for severance and other employee separation costs under these plans when the plan is communicated to employees and an amount per employee can be reasonably estimated either by the communicated terms, or by legal requirements, if applicable. The results of restructuring program implemented during the years ended December 31, 2023, and 2022 are discussed in Note 6, "Restructuring".
Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and credit carryforwards. These differences are valued using enacted rates in effect when those differences are expected to reverse. Valuation allowances are provided against deferred tax assets that are not deemed to be recoverable. The Company recognizes tax positions that are more likely than not to be sustained upon examination by relevant tax authorities. The tax

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

positions are measured at the greatest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement.
The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. The reserves are based on a determination of whether a tax benefit claimed in our tax filings is more likely than not to be realized following the resolution of any potential tax audits related to the tax benefit, assuming that the matter in question will be reviewed by the tax authorities.
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
One of our customers accounted for 14% of our net accounts receivable as of both December 31, 2023 and 2022. The Company has historically depended on a few customers for a significant percentage of its annual net sales. The composition of this group can change from year to year. Net sales derived from the Company's five largest customers as a percentage of its annual net sales were 13%, 15% and 19% in 2023, 2022 and 2021, respectively.
Comprehensive Income — Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive income is the cumulative foreign currency translation adjustment, and unrealized gains or losses on derivatives. These adjustments are accumulated within the consolidated statements of comprehensive income.
Total components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments and other	Unrealized (loss) gain on derivatives, net of tax	Total
Balance, January 1, 2021	$(145,603)	$(462)	$(146,065)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other, net of tax benefit of $246	(44,164)	—	(44,164)
Unrealized gain on derivatives, net of tax of $83	—	278	278
Total other comprehensive (loss) income	(44,164)	278	(43,886)
Balance, December 31, 2021	(189,767)	(184)	(189,951)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other before reclassification, net of tax of $156	(15,117)	—	(15,117)
Reclassification for foreign currency translation adjustments and other included in net income	208	—	208
Unrealized gain on derivatives, net of tax of $104	—	336	336
Total other comprehensive (loss) income	(14,909)	336	(14,573)
Balance, December 31, 2022	(204,676)	152	(204,524)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other before reclassification, net of tax of $151	(7,854)	—	(7,854)
Unrealized (loss) on derivatives, net of tax benefit of $46	—	(152)	(152)
Total other comprehensive loss	(7,854)	(152)	(8,006)
Balance, December 31, 2023	$(212,530)	$—	$(212,530)
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
Right of use ("ROU") assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's leases do not provide an implicit rate, IPG uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The ROU assets include any lease payments made and initial direct costs incurred and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component.
Recent Accounting Pronouncements
Adopted Pronouncements — None.
Pronouncements Currently Under Evaluation - In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis. Under the new guidance an entity is required to disclose the title and position of the chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU also requires that an entity that has a single reportable segment provide all the disclosures required by this ASU and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this ASU and does not expect this standard will have a material impact.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-07"), which requires an entity on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The guidance also requires an entity to disclose on an annual basis information about income taxes paid. ASU 2023-07 is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this ASU and does not expect this standard will have a material impact.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

2. REVENUE FROM CONTRACTS WITH CUSTOMERS
Sales are derived from products for different applications: fiber lasers, diode lasers, systems and accessories for materials processing, fiber lasers, amplifiers and diodes for advanced applications, and fiber lasers, systems and fibers for medical applications.
The following tables represent a disaggregation of revenue from contracts with customers for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Sales by Application
Materials processing	$1,152,804	$1,291,262	$1,325,404
Other applications	134,635	138,285	135,456
Total	$1,287,439	$1,429,547	$1,460,860

Sales by Product
High Power Continuous Wave ("CW") Lasers	$524,981	$613,734	$687,406
Medium Power CW Lasers	71,672	77,079	80,501
Pulsed Lasers	185,581	250,677	240,978
Quasi-Continuous Wave ("QCW") Lasers	48,648	50,212	60,668
Laser and Non-Laser Systems	161,177	153,471	126,642
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	295,380	284,374	264,665
Total	$1,287,439	$1,429,547	$1,460,860

Sales by Geography
North America	$313,986	$338,713	$314,984
Europe:
Germany	88,026	85,491	101,738
Other Europe	291,336	294,481	289,136
Asia:
China	355,321	479,926	548,348
Japan	72,333	57,865	54,077
Other	142,378	152,373	139,148
Rest of World	24,059	20,698	13,429
Total	$1,287,439	$1,429,547	$1,460,860

Timing of Revenue Recognition
Goods and services transferred at a point in time	$1,239,551	$1,377,996	$1,402,498
Goods and services transferred over time	47,888	51,551	58,362
Total	$1,287,439	$1,429,547	$1,460,860
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
The following table reflects the changes in the Company's contract assets and liabilities for the years ended December 31, 2023 and 2022:

	December 31,	January 1,		December 31,	January 1,
	2023	2023	Change	2022	2022	Change
Contract assets
Contract assets	$9,383	$8,620	$763	$8,620	$9,345	$(725)
Contract liabilities
Contract liabilities - current	69,219	80,068	(10,849)	80,068	89,659	(9,591)
Contract liabilities - long-term	2,851	3,142	(291)	3,142	2,691	451
During the years ended December 31, 2023 and 2022, the Company recognized revenue of $62,247 and $73,325, respectively, that was included in the contract liabilities at the beginning of the period.
The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of December 31, 2023:

	Remaining Performance Obligations
	2024	2025	2026	2027	2028	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$3,008	$1,287	$910	$552	$98	$4	$5,859
Revenue to be earned over time from contracts to sell large scale materials processing systems	16,577	2,414	—	—	—	—	18,991
Total	$19,585	$3,701	$910	$552	$98	$4	$24,850
3. FAIR VALUE MEASUREMENTS
The Company's financial instruments consisted of cash equivalents, short-term investments, accounts receivable, accounts payable, long-term debt, interest rate swaps and revolving lines of credit.
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
The carrying amounts of money market fund deposits, cash equivalent term deposits, accounts receivable, and accounts payable and revolving lines of credit are considered reasonable estimates of their fair market value due to the short maturity of most of these instruments or as a result of the competitive market interest rates, which have been negotiated. The fair value of the Company's commercial paper, corporate bonds, U.S. Treasury and agency obligations, and term deposits are based on Level 2 inputs.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the consolidated balance sheets with the exception of the interest rate swap, which was measured at fair value:

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$171,632	$171,632	$—	$—
Term deposits	83,965	—	83,965	—
Corporate bonds	23,516	—	23,516	—
Commercial paper	6,369	—	6,369	—
Short-term investments:
Commercial paper	244,571	—	244,571	—
Corporate bonds	243,915	—	243,915	—
U.S. Treasury and agency obligations	171,316	—	171,316	—
Term deposits	3,009	—	3,009	—
Total assets	$948,293	$171,632	$776,661	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$195,654	$195,654	$—	$—
Commercial paper	94,661	—	94,661	—
Term deposits	68,827	—	68,827	—
Corporate bonds	1,497	—	1,497	—
Short-term investments:
Commercial paper	363,991	—	363,991	—
Corporate bonds	65,022	—	65,022	—
U.S. Treasury and agency obligations	39,611	—	39,611	—
Term deposits	10,113	—	10,113	—
Other assets:
Interest rate swap	198	—	198	—
Total assets	$839,574	$195,654	$643,920	$—
Liabilities
Term debt	$16,031	$—	$16,031	$—
Total liabilities	$16,031	$—	$16,031	$—
There were no impairments for the investments considered held-to-maturity at December 31, 2023 and December 31, 2022. There were no current expected credit loss allowances for the investments considered held-to-maturity at December 31, 2023 and 2022. The Company holds highly-rated held-to-maturity instruments that are within one year of maturity.
The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	December 31, 2023		December 31, 2022
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$662,807	$662,811	$479,374	$478,737

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The Company entered into an interest rate swap that is designated as a cash flow hedge associated with a long-term note issued during the second quarter of 2016. In May 2023, the Company's long-term variable rate note matured and the interest rate swap associated with this note matured. At December 31, 2022, the carrying value of the note approximates the estimated fair value of $16,031. The long-term notes were reported at amortized cost on the consolidated balance sheets and were classified within Level 2 of the fair value hierarchy.
4. INVENTORIES
Inventories consist of the following:

	December 31,
	2023	2022
Components and raw materials	$263,652	$322,506
Work-in-process	47,997	18,911
Finished goods	142,225	167,946
Total	$453,874	$509,363
The Company recorded inventory provisions of $45,499, $127,960 and $34,285 for the years ended December 31, 2023, 2022 and 2021, respectively. These provisions relate to the recoverability of the value of inventories due to excess quantities and technological changes. These provisions are reported as a reduction to components and raw materials, work-in-process and finished goods. Within the inventory provision and related charges recorded in 2022, $74,055 is related to Russian operations. See Note 1, "Nature of Business and Summary of Significant Accounting Policies", section Russian Operations for further detail.
5. DIVESTITURE AND SALE OF ASSET
During the third quarter of 2022, the Company completed the sale of its telecommunications transmission product line for $56,222. The Company recorded a gain on divestiture of $21,918 for the year ended December 31, 2022, which was included in the Company's consolidated statements of income. As part of the transaction and just prior to closing, the Company also acquired the remaining non-controlling interests related to the business that was sold for $2,500.
During the fourth quarter of 2022, the Company completed the sale of its corporate aircraft for $25,693 and recorded a gain of $9,928 which was included in the Company's consolidated statements of income.
6. RESTRUCTURING
In the fourth quarter of 2022, the Company implemented a restructuring program at its Russian subsidiary. In 2023, the Company substantially completed the restructuring program. As a result, the remaining restructuring accrual was substantially recovered. This resulted in net restructuring recoveries of $288 for the year ended December 31 2023. The Company incurred restructuring charges of $9,697 for the year ended December 31, 2022.
The restructuring accrual was included in accrued expenses and other liabilities in the Company's consolidated balance sheets. Activities related to the restructuring accrual were as follows:

	2023	2022
Balance at January 1	$4,869	$—
Charges	1,436	9,697
Cash payments	(3,719)	(4,493)
Recoveries	(1,724)	—
Foreign exchange adjustment	(862)	(335)
Balance at December 31	$—	$4,869

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

7. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022:

	2023	2022
Balance at January 1	$38,325	$38,609
Goodwill arising from business combinations	—	1,000
Goodwill written off related to divestiture	—	(796)
Foreign exchange adjustment	215	(488)
Balance at December 31	$38,540	$38,325
The Company performed the 2023 and 2022 annual impairment test as of October 1, 2023 and 2022, respectively, and no impairments were recorded as a result of the tests. The carrying balance of goodwill at December 31, 2023, and 2022 was net of accumulated impairments of $81,709.
Intangible assets, subject to amortization, consisted of the following:

	December 31, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$48,216	$(25,973)	$22,243	11 years	$48,155	$(21,734)	$26,421	11 years
Technology, trademark and trade name	29,903	(25,960)	3,943	7 years	30,360	(23,189)	7,171	7 years
Production know-how	9,155	(9,155)	—	7 years	9,109	(8,818)	291	7 years
Patents	8,035	(7,987)	48	8 years	8,034	(7,797)	237	8 years
Total	$95,309	$(69,075)	$26,234		$95,658	$(61,538)	$34,120
Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $7,895, $10,454 and $12,427, respectively.
The estimated future amortization expense for intangibles as of December 31, 2023 is as follows:

2024	2025	2026	2027	2028	Thereafter	Total
$5,556	$4,978	$4,217	$4,005	$3,636	$3,842	$26,234
8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
	2023	2022
Land	$52,506	$52,618
Buildings	446,031	434,698
Machinery and equipment	457,968	424,197
Office furniture and fixtures	81,313	73,636
Construction-in-progress	118,341	103,655
Total property, plant and equipment	1,156,159	1,088,804
Accumulated depreciation	(553,902)	(508,243)
Total property, plant and equipment — net	$602,257	$580,561
The Company recorded depreciation expense of $58,245, $76,063 and $78,563 for the years ended December 31, 2023, 2022 and 2021, respectively. In 2022, the Company recorded an impairment charge of $79,030 for long-lived asset in Russia.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

See Note 1, "Nature of Business and Summary of Significant Accounting Policies", section Russian Operations for further detail.
Long-lived assets include property, plant and equipment, related deposits on such assets and demonstration equipment. The geographic locations of the Company's long-lived assets, net, based on physical location of the assets, as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
United States	$384,088	$388,111
Germany	132,218	111,726
Belarus	31,833	39,380
Italy	10,747	9,340
Japan	9,024	5,043
China	4,328	5,406
Other	41,494	31,258
Total	$613,732	$590,264
9. OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	December 31,
	2023	2022
Contract liabilities	$69,219	$80,068
Accrued compensation	67,053	78,251
Current portion of accrued warranty	27,283	28,504
Short-term lease liabilities	4,597	5,234
Other	13,198	10,707
Total	$181,350	$202,764
Other long-term liabilities and deferred income taxes consist of the following:

	December 31,
	2023	2022
Accrued warranty	$19,926	$24,358
Long-term lease liabilities	13,664	16,787
Unrecognized tax benefits	17,176	15,841
Transition tax related to 2017 U.S. tax reform act	11,009	19,874
Deferred income taxes	1,508	1,469
Other	5,369	4,945
Total	$68,652	$83,274

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

10. PRODUCT WARRANTIES
Activity related to the warranty accrual was as follows:

	2023	2022	2021
Balance at January 1	$52,862	$49,864	$45,669
Provision for warranty accrual	13,596	22,565	33,289
Warranty claims	(19,801)	(17,829)	(26,568)
Foreign currency translation	552	(1,738)	(2,526)
Balance at December 31	$47,209	$52,862	$49,864
Accrued warranty reported in the accompanying consolidated financial statements as of December 31, 2023 and December 31, 2022 consists of $27,283 and $28,504 in accrued expenses and other liabilities and $19,926 and $24,358 in other long-term liabilities and deferred income taxes, respectively.
11. FINANCING ARRANGEMENTS
Term Debt:
The Company's unsecured long-term note matured and was paid in May 2023, at which time the outstanding principal balance was $15,438. At December 31, 2023, the Company has no long-term debt outstanding.
Revolving Line of Credit Facilities:
The Company maintains an unsecured revolving line of credit with a principal amount of $75,000, expiring in April 2025. The line of credit bears interest at a variable rate of the Bloomberg Short-term Bank Yield Index ("BSBY") plus 0.80% to 1.20% depending on the Company's financial performance. Part of this credit facility is available to the Company's foreign subsidiaries including those in India, China, Japan and Brazil based on management discretion. At December 31, 2023, there were no outstanding drawings, however, there were $2,487 of guarantees issued against the line which reduced the total availability. At December 31, 2023, the remaining availability under this line was $72,513. In addition, the Company maintains Euro line of credit facilities with a total principal amount of €6,500 ($7,173 as of December 31, 2023), which are available to certain European subsidiaries.
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
12. DERIVATIVE INSTRUMENTS
The Company's previous outstanding derivative financial instrument was an interest rate swap that was classified as a cash flow hedge of its variable rate debt. The interest rate swap matured with the long-term note in May 2023.
The derivative gains and losses in the consolidated financial statements related to the Company's previous interest rate swap contracts were as follows:

	Year Ended December 31,
	2023	2022	2021
Effective portion recognized in other comprehensive (loss) income, pre-tax:
Interest rate swap	$(198)	$440	$361

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

13. LEASES
The Company leases certain warehouses, office spaces, land, vehicles and equipment under operating lease agreements. The remaining terms of these leases range from less than 1 year to 41 years. The operating lease expense for the years ended December 31, 2023, 2022 and 2021, totaled $4,529, $8,112 and $7,975, respectively. The cash paid for amounts included in the measurement of lease liabilities included in the operating cash flows from operating leases was $6,110, 7,192 and 6,854 for the years ended December 31, 2023, 2022 and 2021, respectively. The Company does not have any finance lease arrangements.
The Company's operating lease assets and lease liabilities consist of the following as of December 31, 2023 and 2022:

		Year Ended December 31,
Account	Classification	2023	2022
Right-of-use assets	Other assets	$13,947	$15,564
Short-term lease liabilities	Accrued expenses and other liabilities	4,597	5,234
Long-term lease liabilities	Other long-term liabilities and deferred income taxes	13,664	16,787
Total lease liabilities		$18,261	$22,021
The Company incurred $1,237 of non-cash impairment charges related to long-lived assets during the year ended December 31, 2023, related to the right-of-use ("ROU") asset for a leased building associated with the Company's Submarine Network Division business that was previously divested. Attempts to sublease the space have been unsuccessful. As of December 31, 2023, the ROU asset related to this lease has been reduced to zero.
The table below presents the maturities of operating lease liabilities as of December 31, 2023:

2024	$5,224
2025	4,291
2026	3,283
2027	2,084
2028	1,758
Thereafter	4,356
Total future minimum lease payments	20,996
Less: imputed interest	(2,735)
Present value of lease liabilities	$18,261
Other information relevant to the Company's operating leases consist of the following as of December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term	6.66 years	7.35 years
Weighted-average discount rate	4.39%	4.33%
14. COMMITMENTS AND CONTINGENCIES
Employment Agreements — The Company has entered into employment agreements with certain members of senior management. The terms of these agreements are up to two years and include non-competition, non-solicitation and nondisclosure provisions, as well as provisions for defined severance for terminations of employment under certain conditions and a change of control of the Company. The Company also maintains a severance plan for certain of its senior management providing for defined severance for terminations of employment under certain conditions and a change of control of the Company.
Contractual Obligations — The Company has entered into various purchase obligations that include agreements for construction of buildings, raw materials and equipment. Obligations under these agreements were $27,404 and $25,070 as of

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

December 31, 2023 and 2022, respectively, and the obligations related to raw materials and equipment are generally expected to be fulfilled within one year.
Legal Proceedings — From time to time, the Company may be involved in legal disputes and other proceedings in the ordinary course of its business. These matters may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of December 31, 2023 and through the date of the Company's subsequent review period of February 21, 2024, the Company is aware of no ongoing legal proceedings that management estimates could have a material effect on the Company's Consolidated Financial Statements.
Following the submission of a limited number of voluntary self-disclosures regarding compliance with export control laws and regulations to the Bureau of Industry and Security of the U.S. Department of Commerce ("BIS"), the Company received subpoenas from the U.S. Department of Justice ("DOJ") and BIS in October 2021 and October 2022, respectively. The Company has been informed by the DOJ and BIS that the Company has satisfied its obligations under the subpoenas. The Company believes that those investigations are concluded.
15. STOCK-BASED COMPENSATION
Stock-based compensation, including the employee stock purchase plan, is included in the following financial statement captions:

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$7,929	$11,741	$11,245
Sales and marketing	5,421	4,889	4,320
Research and development	9,396	7,585	9,533
General and administrative	16,858	14,120	12,883
Total stock-based compensation	39,604	38,335	37,981
Tax effect of stock-based compensation	(8,660)	(8,261)	(8,071)
Net stock-based compensation	$30,944	$30,074	$29,910
Incentive Plans — In 2006, the Company's stockholders approved the 2006 Incentive Compensation Plan (as amended and restated from time to time, the "2006 Plan"), which provides for the issuance of stock options, PSUs, RSUs, other equity-based awards and cash awards to the Company's directors, employees, consultants and advisors. Also in 2006, the Company's stockholders approved the Non-Employee Directors Stock Plan (the "Directors Plan") for non-employee directors, which was subsequently merged into the 2006 Plan. The Company's stockholders approved amendments to the 2006 Plan in May 2006 and May 2023, including an increase in the authorized shares. A total of 11,563,465 shares are reserved under the 2006 Plan. At December 31, 2023, 3,107,336 shares of the Company's stock were available for future grant under the 2006 Plan. The Company may grant stock options only at an exercise price equal to or greater than the fair market value of its common stock on the date of grant. Equity awards generally vest over periods of one to four years and, in the case of stock options, generally expire ten years after the date of the grant. The vesting of awards under the 2006 Plan accelerate following the occurrence of certain change of control events if the participant's employment is terminated within two years by the Company without cause or by the participant for good reason or if an entity acquires control of the Company and does not agree to assume existing awards or replace with equivalent value awards. Awards granted to non-employee directors automatically become vested upon a change of control. All shares issued under the 2006 Plan are registered shares, newly issued by the Company.
The Company granted certain RSUs and PSUs to executive officers and other senior managers. The RSUs provide for time-based vesting of a fixed number of shares over three years. The PSUs provide the holder with the right to receive shares of the Company's common stock after the applicable award vesting period, generally three years. The final number of shares, if any, delivered upon vesting of PSUs are determined over the relevant performance period, generally three years. Outstanding PSUs are based on either TSR or financial metrics. In the case of TSR PSUs, performance is measured by the Company's total shareholder return over the performance period compared to the S&P 1500 Composite / Electronic Equipment & Instruments Index. In the case of all other PSUs, performance is measured against internal financial metrics established by the Company's Board. The final number of shares to be delivered under the PSUs range from 0% to 200% of the target award amount.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The Company has not granted stock options since 2020. The following table summarizes the option activity for the year ended December 31, 2023:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2023	881,887	$138.16
Granted	—	—
Exercised	(84,146)	66.90
Forfeited	(28,579)	180.77
Outstanding at December 31, 2023	769,162	$144.38	3.21 years	$6,271
Exercisable at December 31, 2023	769,162	$144.38	3.21 years	$6,271
The intrinsic value of the options exercised during the years ended December 31, 2023, 2022 and 2021 was $4,085, $6,069 and $28,353, respectively. All option awards were vested during the year ended December 31, 2023. Cash received from option exercises during the year ended December 31, 2023 was $5,630. Tax benefit received from option exercises during the year ended December 31, 2023 was $1,017.
The following table summarizes the RSUs activity for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	422,736	$154.22
Granted	265,661	128.71
Vested	(190,133)	148.94
Forfeited	(22,333)	146.59
Nonvested at December 31, 2023	475,931	$142.51
The fair value of each restricted stock unit is the market price of Company stock on the date of grant. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2023, 2022 and 2021 was $128.71, $131.32 and $229.13, respectively. The intrinsic value of the RSUs that vested during the years ended December 31, 2023, 2022 and 2021, was $23,082, $14,750 and $26,036, respectively. The total compensation cost related to nonvested RSU awards not yet recorded at December 31, 2023 was $41,522 which is expected to be recognized over a weighted-average of 1.8 years. The aggregate fair value of awards vested during the years ended December 31, 2023, 2022 and 2021 was $28,319, $22,779, $18,042, respectively.
The fair value of TSR PSUs was determined using the Monte Carlo simulation model incorporating the following assumptions:

2021
Performance term (years)	3.0
Volatility	29% - 51%
Risk-free rate of return	0.23% - 0.26%
Dividend yield	—%
Fair value per share	$248.49 - $165.15

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table summarizes TSR PSUs activity for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	39,090	$195.82
Granted	—	—
Vested	(1,331)	248.49
Canceled / Forfeited	(22,851)	168.82
Nonvested at December 31, 2023	14,908	$233.75
The Company has not granted TSR PSUs since 2021. For the year ended December 31, 2021, the weighted average grant date fair value for new grants was $236.11. TSR PSUs are expensed at 100% of the target goal. The intrinsic value of the TSR PSUs vested during the years ended December 31, 2023, 2022 and 2021 was $128, nil, nil. The aggregate fair value of awards vested during the years ended December 31, 2023, 2022 and 2021 was $331, nil, and nil, respectively. The total compensation cost related to nonvested awards not yet recorded at December 31, 2023 was $220 which is expected to be recognized over a weighted average of 0.3 year.
The following table summarizes financial metric-based PSUs activity for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	97,552	$153.56
Granted	64,706	131.13
Vested	(27,561)	144.32
Canceled / Forfeited	(6,351)	146.63
Nonvested at December 31, 2023	128,346	$144.61
For the years ended December 31, 2023, 2022 and 2021, the weighted average grant date fair value for new grants was $131.13, $136.64, and $228.62. The financial metric-based PSUs are expensed at 50% to 80% of the target goals. The total compensation cost related to nonvested awards not yet recorded at December 31, 2023 was $6,098, which is expected to be recognized over a weighted average period of 2.0 years.
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
The assumptions used in the Black-Scholes model for the calculation of the ESPP fair values were as follows:

	2023	2022	2021
Performance term (year)	0.5	0.5	0.5
Volatility	35% - 37%	41% - 52%	33% - 42%
Risk-free rate of return	4.76% - 5.47%	0.19% - 2.52%	0.09% - 0.05%
Dividend yield	0.10%	0.10%	0.10%
Fair value per share	$23.42 - $33.55	$45.91 - $26.68	$53.09 - $56.43
Compensation expense related to the employee stock purchase plan was $1,595, $1,924 and $1,861 for the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023, 2022 and 2021, 57,984, 62,233 and 34,151 shares, respectively, were issued at an average price of $86.89, $78.57 and $160.81, respectively, under the employee stock purchase plan. As of December 31, 2023, there were 140,176 shares available for issuance under the employee stock purchase plan.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
16. EMPLOYEE BENEFIT PLANS
The Company maintains a defined contribution retirement plan offered to its eligible U.S. employees, as well as plans at certain foreign and domestic subsidiaries. The Company makes matching contributions to each plan, which amounted to approximately $6,496, $6,344 and $6,081, respectively, for the years ended December 31, 2023, 2022 and 2021.
17. INCOME TAXES
Income before the impact of income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
U.S.	$131,601	$135,041	$103,980
Foreign	143,274	48,310	262,501
Total	$274,875	$183,351	$366,481
The Company's provision for income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$22,908	$39,435	$13,842
State	4,623	3,697	273
Foreign	42,255	57,032	81,385
Total current	69,786	100,164	95,500
Deferred:
Federal	(10,306)	(25,979)	(179)
State	(1,635)	(2,121)	844
Foreign	(1,848)	525	(7,550)
Total deferred	(13,789)	(27,575)	(6,885)
Provision for income taxes	$55,997	$72,589	$88,615

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision were as follows:

	Year Ended December 31,
	2023	2022	2021
Tax at statutory rate	$57,724	$38,504	$76,955
Non-U.S. rate differential — net	12,685	21,352	18,710
State income taxes — net	3,380	4,904	2,050
Stock-based compensation — tax detriment (benefit)	1,835	2,736	(5,440)
Foreign derived intangible income benefit ("FDII")	(9,322)	(14,576)	(4,704)
Prior year and audit adjustments	(4,793)	(2,240)	(2,119)
Withholding tax on intercompany dividend	—	1,005	2,883
Federal and state tax credits	(6,375)	(5,238)	(7,482)
Foreign investment tax credit	—	(9,559)	(324)
Change in reserves, including interest and penalties	2,379	(3,355)	4,072
Change in valuation allowance	(2,548)	36,993	1,681
Other — net	1,032	2,063	2,333
Provision for income taxes	$55,997	$72,589	$88,615
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Year Ended December 31,
	2023	2022
Property, plant and equipment	$(5,019)	$6,275
Intangible assets	43,020	27,044
Inventory provisions	46,808	43,628
Allowances and accrued liabilities	951	2,584
Withholding tax on intercompany dividend	(1,504)	(1,461)
Other tax credits	20,864	18,554
Deferred compensation	22,682	27,114
Net operating loss carryforwards	8,299	7,410
Valuation allowance	(48,821)	(57,465)
Net deferred tax assets	$87,280	$73,683
The Company accrues taxes on dividend distributions to the extent that foreign subsidiaries have cash in excess of their operational needs. The Company has recorded $1,504 and $1,461 as a deferred tax liability on December 31, 2023 and 2022, respectively, for certain withholding and dividend taxes related to possible future distributions of excess cash from certain non-U.S. subsidiaries to their respective parent companies. In 2023, the German subsidiary paid a dividend of $107,941 to the U.S. parent company. There was no federal or withholding tax due on the distribution from Germany to the U.S., but in 2023 the Company has accrued a nominal amount of state tax expected to be paid in 2024 relating to the distribution.
With regard to the other non-U.S. subsidiaries, the Company continues to consider the earnings from these entities to be indefinitely reinvested to the extent the cash balance in each subsidiary is not greater than the current needs for operations and expansion. At December 31, 2023 and 2022, the cumulative undistributed earnings in non-U.S. subsidiaries were approximately $944,867 and $967,674, respectively.
In determining the Company’s 2023 and 2022 tax provisions, the Company calculated the deferred tax assets and liabilities for each separate tax entity. The Company then considered a number of factors including the positive and negative

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
evidence regarding the realization of deferred tax assets to determine whether a valuation allowance should be recognized with respect to the deferred tax assets.
As of December 31, 2023 and 2022, the Company had state tax credit carryforwards (net of federal tax benefit) of $20,704 and $18,398, respectively. The state tax credit carryforwards begin expiring in 2024. The Company has determined that some of the state credits will more likely than not expire before they can be used and has recorded a valuation allowance of $17,996 and $15,690 as of December 31, 2023 and 2022, respectively.
The Company has tax loss carryforwards in foreign jurisdictions totaling $25,747 and $22,134 as of December 31, 2023 and 2022, respectively. The Company believes it is more likely than not that most of the loss carryforwards will expire before they can be used and has provided a valuation allowance against the tax benefit of the losses in foreign jurisdictions of $6,952 and $5,942 at December 31, 2023 and 2022, respectively. In addition, the Company has a valuation allowance primarily from its Russian subsidiary against other deferred tax assets of $23,873 and $35,833 at December 31, 2023 and 2022, respectively. The Company's acquisition of Menara Networks, Inc. in 2016 included net operating loss carryforwards of $22,242. As of December 31, 2023 and 2022, the Company had $790 and $1,844 of these net operating loss carryforwards remaining, respectively. No valuation allowance has been provided for these loss carryforwards as the Company expects them to be fully utilized to offset future income.
The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves recorded are based on a determination of the amount of a tax benefit taken by the Company that is more likely than not to be realized, assuming that the matter in question will be reviewed by the tax authorities.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2023	2022	2021
Balance at January 1	$15,841	$19,209	$14,706
Change in prior period positions	(1,306)	(3,921)	(1,969)
Additions for tax positions in current period	3,041	735	6,400
Foreign exchange adjustments	(400)	(182)	72
Balance at December 31	$17,176	$15,841	$19,209
The liability for uncertain tax benefits is included in other long-term liabilities and deferred income taxes at December 31, 2023 and 2022. Substantially all of the uncertain tax benefits reserved for as of December 31, 2023 will benefit the Company's effective tax rate, if recognized.
Estimated penalties and interest related to the potential underpayment of income taxes were a net expense of $646 and net benefit of $168 for the years ended December 31, 2023 and 2022, respectively, and are included within the provision for income taxes. Total accrued penalties and interest related to the underpayment of income taxes were $2,043 and $1,476 at December 31, 2023 and 2022, respectively.
The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently under a tax audit in the U.S. for the years 2019 and 2020. Open tax years by major jurisdictions are:

Jurisdiction	Open Tax Years
United States	2019 - 2023
Germany	2021 - 2023
Russia	2021 - 2023

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
18. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per share:

	Year Ended December 31,
	2023	2022	2021
Net income attributable to IPG Photonics Corporation common stockholders	$218,878	$109,909	$278,416
Basic weighted average common shares	47,154,217	50,761,096	53,409,673
Dilutive effect of common stock equivalents	165,858	163,646	520,554
Diluted weighted average common shares	47,320,075	50,924,742	53,930,227
Basic net income attributable to IPG Photonics Corporation per common share	$4.64	$2.17	$5.21
Diluted net income attributable to IPG Photonics Corporation per common share	$4.63	$2.16	$5.16
The computation of diluted weighted average common shares excludes certain common stock equivalents, including non-qualified stock options, PSUs, RSUs and the ESPP because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the years ended December 31, 2023, 2022 and 2021, respectively, were as follows:

	Year Ended December 31,
	2023	2022	2021
Non-qualified stock options	533,402	594,290	216,190
Restricted stock units	246,481	344,810	103,998
Performance stock units	51,851	81,348	25,451
Employee stock purchase plan	30,951	—	—
Total weighed average anti-dilutive shares outstanding	862,685	1,020,448	345,639
On May 2, 2023, the Company announced that its board of directors has authorized the purchase of up to $200,000 of IPG common stock. This authorization is in addition to the Company's previously authorized stock repurchase programs.
For the years ended December 31, 2023, 2022 and 2021, respectively, the Company repurchased 2,117,352 shares, 5,101,434 shares, and 743,969 shares of its common stock with an average price of $104.68, $97.89 and $181.28 per share in the open market, respectively. The August 2022 authorization to repurchase common stock was completed in 2023. As of December 31, 2023 the remaining amount authorized under the May 2023 authorization was up to $90,518. The impact on the reduction of weighted average shares for years ended December 31, 2023, 2022 and 2021 was 1,167,412 shares, 2,393,478 shares and 244,451 shares, respectively.
19. SUBSEQUENT EVENTS
On February 13, 2024, the Company announced that its board of directors has authorized the purchase of up to $300,000 of IPG common stock. Share repurchases may be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. The share repurchase program authorization does not obligate the Company to repurchase any dollar amount or number of its shares, and repurchases may be commenced or suspended from time to time without prior notice.