Form 10-K/A
period 2023-12-31
IPG PHOTONICS CORP
filed 2024-04-29
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
As of April 26, 2024, 45,568,197 shares of the registrant's common stock were outstanding.
Auditor Name: Deloitte & Touche LLP Auditor Location: Boston, Massachusetts Auditor Firm ID: 34

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K") of IPG Photonics Corporation ("IPG" or the "Company"), filed with the Securities and Exchange Commission (the "SEC") on February 21, 2024. This Amendment updates the 2023 Form 10-K, which omitted certain information required by Part III (Items 10, 11, 12, 13 and 14) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year. Since we intend to file our definitive proxy statement for our 2024 Annual Meeting of Stockholders later this year, the timing of the filing of such definitive proxy statement will be outside this window for incorporation by reference.

Accordingly, this Amendment is being filed solely to (i) amend Part III (Items 10, 11, 12, 13 and 14) of the 2023 Form 10-K to include the information required by such Items that was not included in the 2023 Form 10-K, (ii) delete the reference on the cover page of the Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2023 Form 10-K, and (iii) file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K; accordingly, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

This Amendment makes no changes to the 2023 Form 10-K except for those described above. This Amendment does not amend, update, or change the financial statements or any other items or disclosures contained in the 2023 Form 10-K and does not otherwise reflect events occurring after the original date of the 2023 Form 10-K; accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the 2023 Form 10-K.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors (the "Board") is comprised of ten (10) members as of April 22, 2024:

Name	Age	Position
Gregory Beecher	66	Director
Michael Child	69	Director
Jeanmarie Desmond	57	Director
Gregory Dougherty	64	Director
Kolleen Kennedy	64	Director
Eric Meurice	67	Director
Natalia Pavlova	45	Director
John Peeler	69	Director, Non-Executive Chair
Eugene Scherbakov, Ph.D.	76	Chief Executive Officer and Director
Agnes Tang	50	Director
The following is biographical information of each of the directors and a summary of the respective directors’ skills and qualifications to serve on the Company’s Board of Directors.
GREG BEECHER. Mr. Beecher joined IPG’s Board in January 2023. Mr. Beecher previously served as a Vice President and Chief Financial Officer of Teradyne, Inc. ("Teradyne"), a supplier of automation equipment, from March 2001 to April 2019. Prior to Teradyne, Mr. Beecher served as an Audit Partner at PricewaterhouseCoopers LLP, a provider of business advisory services, from September 1993 to March 2001. He served as a director of MKS Instruments, Inc., a process control instrumentation company, from 2006 to 2020. He also served as a director of Hittite Microwave Corporation, a designer and manufacturer of high performance integrated circuits, modules, subsystems and instrumentation, from 2013 to 2014, and of MatrixOne, a product lifecycle management software provider, from 2003 to 2006, prior to their acquisitions by larger technology companies. Mr. Beecher has served as a trustee on the Isabella Stewart Gardner Museum, an art museum, since 2020. He was previously a licensed Certified Public Accountant in Massachusetts and Vermont from July 1985 to June 2013 and from December 1993 to July 1999, respectively. Mr. Beecher holds a B.S. from the University of Hartford and an M.S. in accounting from Northeastern University.
Mr. Beecher’s extensive financial background, including his previous experience as an audit partner at a public accounting firm and his role as Chief Financial Officer of a publicly traded technology company, as well as his prior service as an outside director to public companies, provides valuable insights for our Board, the Audit Committee and the Nominating and Corporate Governance Committee ("NCGC"). Mr. Beecher is familiar with a large range of management, corporate and board responsibilities and brings valuable perspectives to the Board as an independent director.
MICHAEL CHILD. Mr. Child has served as a member of IPG's Board since September 2000. Mr. Child has been employed by TA Associates, Inc., a private equity investment firm, since July 1982, where he currently serves as Senior Advisor and, prior to January 2011, was a Managing Director. Mr. Child served on the boards of Finisar Corporation, a developer and manufacturer of optical subsystems and components for networks, Eagle Test Systems, Inc., a manufacturer of semiconductor test equipment, and Ultratech Inc., a developer and manufacturer of advanced packaging lithography systems and laser processing technologies. Mr. Child holds a B.S. in Electrical Engineering from the University of California at Davis and an M.B.A. from the Stanford University Graduate School of Business. From September 2011 until December 2015, Mr. Child was a Lecturer at the Stanford University Graduate School of Business.
Mr. Child is an established and experienced investor, including in technology companies, from his three decades of experience at TA Associates, Inc. Over the course of his career, he has overseen numerous investments and sales of portfolio companies, and served on the boards of many public and private companies. Through his experiences, he has gained valuable knowledge in the management, operations and finance of technology growth companies.
JEANMARIE DESMOND. Ms. Desmond has served as a member of IPG's Board since 2021. Ms. Desmond was the Executive Vice President and Chief Financial Officer of DuPont de Nemours, Inc., a global multi-industry specialty solutions company (“DuPont”), from April 2019 to February 2020. Ms. Desmond served as Vice President and Co-Controller for DuPont from August 2017 to April 2019, and as finance leader for the Specialty Products division following the merger of DuPont with Dow Chemical. Ms. Desmond served in various leadership roles within DuPont in her 30-year career with the company. She also served on the board and was treasurer of the Delaware Prosperity Partnership, a public-private partnership overseeing economic development in Delaware from September 2017 to September 2022. Since 2020, she has served on the board of Trinseo PLC, a materials solutions provider and a manufacturer of plastics, latex binders and synthetic rubber. In October 2021, she joined the board of Sylvamo Corporation, a global producer of uncoated paper. Ms. Desmond earned a B.S. in Accounting from Mt. St. Mary’s University and is a certified public accountant (inactive).
Ms. Desmond brings to the Board substantial finance and accounting experience and extensive experience in technology-driven companies. Her long management experience in a number of key strategic areas including finance leadership and operations financial planning and analysis, tax, internal audit, accounting controls, risk management, mergers and acquisitions, investor relations and public-private partnership brings depth to the skillsets of the Board.
GREGORY DOUGHERTY. Mr. Dougherty has served as a member of IPG's Board since January 2019. Mr. Dougherty served as a director of Fabrinet, a provider of advanced optical packaging and precision optical, electro-mechanical, and electronic manufacturing services to original equipment manufacturers of complex products, from February 2019 to January 2022. Mr. Dougherty served as Chief Executive Officer of Oclaro, Inc., a maker of optical components and modules for the long-haul, metro and data center markets, from June 2013 and has served as a director of Oclaro from April 2009, until its December 2018 acquisition. Prior to Oclaro, Mr. Dougherty served as a director of Avanex Corporation, a leading global provider of intelligent photonic solutions, from April 2005 to April 2009. Mr. Dougherty also served as a director of Picarro, Inc., a manufacturer of ultra-sensitive gas spectroscopy equipment using laser-based technology, from October 2002 to August 2013, and as its Interim Chief Executive Officer from January 2003 to April 2004. From February 2001 until September 2002, Mr. Dougherty was the Chief Operating Officer at JDS Uniphase Corporation (“JDS”), an optical technology company. Prior to JDS he was the Chief Operating Officer of SDL, Inc., a maker of laser diodes, from March 1997 to February 2001 when they were acquired by JDS. Mr. Dougherty serves on the boards of Infinera Corporation, a provider of optical transport networking equipment, software and services to telecommunications service providers and others, since January 2019, and MaxLinear, Inc., a provider of radio frequency (RF), analog and mixed-signal integrated circuits, since March 2020. Mr. Dougherty earned a B.S. in optics from the University of Rochester.
Mr. Dougherty contributes to the Board significant leadership, operations, sales, marketing and general management experience in optics and components for telecommunications and other applications. For over three decades, Mr. Dougherty has worked in the optical and components industry and can provide the Board with insight into the industry and conditions in which the Company operates. Having been recently a CEO at a publicly-held company and now serving as a member on the boards of optical and electronics companies, he is familiar with a large range of management, corporate and board responsibilities and brings valuable perspectives to the Board as an independent director.
KOLLEEN KENNEDY. Ms. Kennedy joined IPG’s Board in August 2023. Ms. Kennedy retired as President, Proton Solutions & Chief Growth Officer at Varian Medical Systems (“Varian”), a supplier of healthcare solutions and services, in December 2021. Ms. Kennedy served in several strategic roles at Varian over 24 years, including President, Proton Solutions and Chief Growth Officer from October 2018 to December 2021, Executive Vice President and President, Oncology Systems from October 2014 to September 2018, and Senior Vice President and President, Oncology Systems from October 2011 to September 2014. Prior to Varian, Ms. Kennedy was with Siemens Medical Systems and Radiation Oncology Computer Systems in oncology product sales and marketing. Ms. Kennedy serves as a member of the board of ICU Medical, Inc., manufacturer of medical technologies, since December 2021 and the non-profit Wayne State University Foundation since April 2018. Ms. Kennedy holds B.S. degrees in Radiation Oncology and Psychology from the Wayne State University and a M.S. in Medical Physics from the University of Colorado Denver.
Ms. Kennedy’s experience as President and Chief Growth Officer brings enhanced skills in identifying and nurturing growth opportunities, strategic planning, and business development to the Board. Ms. Kennedy also possesses a strong blend of leadership experience, medical device industry-specific knowledge, operational, acquisition and strategic planning skills that provide the Board with an independent director with the requisite background to evaluate and guide the Company in addressing opportunities and challenges with our medical products and the markets we serve.
ERIC MEURICE. Mr. Meurice has served as a member of IPG's Board since June 2014. Mr. Meurice was President and Chief Executive Officer of ASML Holding NV, a provider of semiconductor manufacturing equipment and technology, from October 2004 to June 2013, and Chairman until March 2014. From 2001 to 2004, he was Executive Vice President of the Thomson Television Division of Thomson, SA, an electronics manufacturer. From 1995 to 2001, he served as head of Dell Computer’s Western, Eastern Europe and EMEA emerging market businesses. Before 1995, he gained significant technology experience at ITT Semiconductors and at Intel Corporation. Mr. Meurice served on the boards of UMICORE S.A., a recycling and materials company, from April 2015 to April 2023, NXP Semiconductors N.V., a semiconductor company, from April 2014 to June 2019, Meyer Burger Technology AG, a solar equipment vendor, from May 2018 to May 2019, ARM Holdings plc, a semiconductor intellectual property supplier, from July 2013 to March 2014, and Verigy Ltd., a manufacturer of semiconductor test equipment, until its acquisition by Advantest Corporation in 2011. Mr. Meurice serves on the boards of Soitec S.A., a semiconductor materials manufacturer, since July 2018, and where he was appointed Chairman in March 2019, and Global Blue Group Holding AG, a leader in currency and value added tax processing, since September 2020. Mr. Meurice earned a Master’s degree in Mechanics and Energy Generation at the Ecole Centrale de Paris, a Master’s degree in Economics from la Sorbonne University, Paris, and an M.B.A. from the Stanford University Graduate School of Business.

Mr. Meurice has extensive skills and experience as a manager of several rapidly-growing, complex and global businesses in the capital equipment and electronics fields with several billions of dollars in revenues, most recently as former President and Chief Executive Officer of ASML Holding NV. He has experience managing a publicly-held company as well as experience on serving on several public company boards in the equipment and technology fields. Mr. Meurice also has a record of proven leadership as a strategic thinker, operator and marketer at the businesses he managed.
NATALIA PAVLOVA. Ms. Pavlova has served as a member of IPG's Board since January 2021. Ms. Pavlova has served in a variety of roles at non-profit art institutions including the Museum of Art, Rhode Island School of Design (RISD Museum), Worcester Historical Museum and The Willard House and Clock Museum. She also worked in sales and marketing roles at IPG previously. Ms. Pavlova holds a Qualification for Fine Art Critic and Historian of Art and Culture from the Russian State University for the Humanities, and an M.S. in Arts Administration from Boston University. She is the spouse of co-founder and Senior Vice President, Chief Scientist, Igor Samartsev.
As a significant stockholder with family association to founders of the Company as well as having served as an employee of the Company in sales and marketing, Ms. Pavlova’s membership on the Board provides it with further engagement by individuals having a long-term perspective and strong economic ties with the Company. Among her specific attributes that qualify her to serve as a member of the Board, Ms. Pavlova possesses extensive knowledge of our history and culture. Ms. Pavlova strengthens the connection between the Company’s founding members and our Board, thereby assisting in the alignment of the Board with the interests of all IPG stockholders. Her experience working for nonprofit organizations adds different perspectives to the boardroom.
JOHN PEELER. Mr. Peeler became IPG's non-executive Chair of the Board on October 29, 2021. Mr. Peeler was appointed to IPG's Board in 2012 and served as the Lead Independent Director from 2017 to 2021. Mr. Peeler has been acting CEO of Jumplights Corp., a producer of LED horticultural lighting, since June 2021. He was previously the Chief Executive Officer of Veeco Instruments Inc. (“Veeco”) from July 2007 until September 2018, and Chairman or Executive Chairman of its board of directors from May 2012 until May 2020. Veeco is a developer and manufacturer of MOCVD, molecular beam epitaxy, ion beam and other advanced semiconductor processes equipment. He was Executive Vice President of JDS and President of the Communications Test & Measurement Group of JDS, which he joined upon the closing of JDS’s merger with Acterna, Inc. in August 2005. Before joining JDS, Mr. Peeler served as President and Chief Executive Officer of Acterna. In March 2021, Mr. Peeler joined the board of WaveArray Antifouling Systems, LLC, a producer of antifouling solutions, and in June 2021, he joined the board of Jumplights Corp. He has a B.S. and M.E. in Electrical Engineering from the University of Virginia.
Over the course of his career, Mr. Peeler has managed several high-growth technology companies. In addition, he has developed managerial leadership skills through his former position as Chief Executive Officer of Veeco, a publicly-traded company with substantial international operations. His managerial positions have provided him with in-depth knowledge of the service needs of customers in demanding markets, including semiconductor capital equipment, various manufacturing models, research and development, marketing and sales. In these roles, he has also been responsible for attracting and incentivizing executives on his team. These experiences have provided him important insights in support of his positions as non-executive Chair and a member of the Compensation Committee and the NCGC.
EUGENE SCHERBAKOV, PH.D. Dr. Scherbakov became the Chief Executive Officer of IPG in May 2021. He has served as a member of IPG's Board since September 2000. He previously served as Chief Operating Officer of IPG from February 2017, Managing Director of IPG Laser GmbH, IPG's German subsidiary, since August 2000 and Senior Vice President-Europe since February 2013. He served as the Technical Director of IPG Laser from 1995 to August 2000. From 1983 to 1995, Dr. Scherbakov was a senior scientist in fiber optics and head of the optical communications laboratory at the General Physics Institute, Russian Academy of Science in Moscow. Dr. Scherbakov graduated from the Moscow Physics and Technology Institute with an M.S. in Physics. In addition, Dr. Scherbakov attended the Russian Academy of Science in Moscow, where he received a Ph.D. in Quantum Electronics from its Lebedev Physics Institute and a Doctor of Science degree in Laser Physics from its General Physics Institute.
As the Chief Executive Officer, Dr. Scherbakov reports to the Board and has responsibility for managing the general business and affairs of the Company. Previously as Managing Director of IPG Laser GmbH, which produces a large volume of our products and is the source of many developments in products, technology and applications, he developed extensive knowledge of the Company’s business. He applies his knowledge and experience across our many international branches. The leadership and operational expertise of Dr. Scherbakov have contributed to IPG increasing production, lowering manufacturing costs, managing risk and maintaining high margins compared to our industry peers. He also has extensive technological knowledge of fiber lasers, their components and manufacturing processes. His long-term service as an executive officer of the Company provides the Board with a detailed understanding of the Company’s operations, sales and customers.
AGNES TANG. Ms. Tang has served as a member of IPG's Board since March 2022. Ms. Tang is a Founding Partner at Ducera Partners LLC, which offers strategic advisory, mergers and acquisitions, capital advisory, liability, management and restructuring advisory services. Prior to joining Ducera in 2015, Ms. Tang was a Managing Director in the New York Office of Perella Weinberg Partners from 2008 to 2015. Prior to joining Perella Weinberg, Ms. Tang was an investment banking professional at Houlihan Lokey, and a strategy consultant at The Oliver Wyman Group, a business division of Marsh & McLennan Companies. Ms. Tang received a B.A. in Economics from Northwestern University and a M.B.A. from the Harvard Business School.
Ms. Tang's experience working across a range of industry sectors and different size companies provides her with a broad perspective in how companies manage to maximize business opportunity potential. Specializing in situations with multi-dimensional complexities and risks, Ms. Tang has more than twenty years of experience working to find creative solutions for companies at strategic crossroads. She brings to the Board a combination of strategy, operational and financial acumen and a commitment to partnership and collaboration.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership of, and transactions in, our securities with the SEC. These directors, executive officers and 10% stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely on its review of such forms received by it and the written representations of its Reporting Persons, the Company has determined that no such persons known to it was delinquent with respect to his or her reporting obligations as set forth in Section 16(a) of the Exchange Act, except that a Form 4 was not timely filed with respect to Eric Meurice, director, to report one transaction occurring on July 31, 2023. Promptly after the omission was discovered, Mr. Meurice filed a Form 4/A on January 31, 2024 to report such transaction.
Role in Ethics
All directors, officers and employees are required to abide by IPG’s Code of Business Conduct to ensure that our business is conducted in a consistently legal and ethical manner. These policies form the foundation of a comprehensive process that includes compliance with corporate policies and procedures and a Company-wide focus on uncompromising integrity in every aspect of our operations. Our Code of Business Conduct covers many topics, including antitrust and competition law, conflicts of interest, financial reporting, protection of confidential information, and compliance with all laws and regulations applicable to the conduct of our business. All of our directors and employees receive bi-annual training on our Code of Business Conduct, which can be found on the investor section of our website under "Governance—Governance Documents." If the Board grants any waivers from our Code of Business Conduct to any directors or executive officers, or if we amend our Code of Business Conduct, we will, if required, disclose these matters via updates on our website. Information on our website does not constitute part of this Form 10-K.
Audit Committee
The Board has three standing committees, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each composed entirely of non-employee, independent directors. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is comprised of Jeanmarie Desmond (Chair), Gregory Beecher, Gregory Dougherty and Agnes Tang. The Board has determined that each member of the Audit Committee is independent and financially literate. The Board has designated Ms. Desmond and Mr. Beecher, who are each independent directors under the Nasdaq listing standings and the SEC's audit committee requirements, as “audit committee financial experts” pursuant to the SEC’s final rules implementing Section 407 of the Sarbanes-Oxley Act.

ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Executive Overview
This Compensation Discussion and Analysis provides a review of our executive compensation philosophy and program, and Compensation Committee decisions for fiscal 2023. The discussion in this section focuses on the compensation of the Company's named executive officers ("NEOs") for fiscal 2023, who were:

Eugene Scherbakov, Ph.D.	Chief Executive Officer
Timothy P.V. Mammen	Senior Vice President and Chief Financial Officer
Angelo P. Lopresti	Senior Vice President, General Counsel and Secretary
Trevor D. Ness	Senior Vice President, Sales and Strategic Business Development
Alexander Ovtchinnikov, Ph.D.	Senior Vice President, Chief Technology Officer

Stockholder-Minded Compensation Practices
Practices We Employ
•Align our NEO Pay with Performance: Strong links of compensation to Company performance and stockholder returns for annual and long-term incentives. Annual bonus tied to revenue and net income and long-term incentives include PSUs.
•Balance Annual and Long-Term Incentives: Incentive programs provide an appropriate balance of annual and long-term incentives and include multiple measures of performance.
•Use Long-Term Incentives to Link Executive Pay to Company Performance: Over half of NEO pay consists of long-term incentives.
•Cap Annual Incentive Compensation and Performance-Based Equity Payouts.
•Annual Risk Assessment of Compensation Program.
•Independent Compensation Consultant: The Compensation Committee retains a compensation consultant, who is independent and without conflicts of interest with the Company.
•Stock Ownership Requirements: Officers and directors are subject to stock ownership guidelines to further align their interests with those of our stockholders. All of our NEOs substantially exceed the ownership guidelines.
•Clawbacks on Executive Compensation: We maintain a compensation recovery policy covering cash and equity.
•Anti-Pledging Policy.
•Anti-Hedging Policy Applicable to All Employees and Directors.
Practices We Avoid
•No Guaranteed Annual Bonuses: Our annual incentive compensation plan is performance-based and does not include any minimum payout levels.
•No Excise Tax Gross-Ups: We do not provide excise tax gross reimbursements for change in control payouts.
•No Excessive Perquisites: We provide limited perquisites to our NEOs.
•No Severance For “Cause” Terminations.
•No Single-Trigger Change in Control Payments or Benefits. Severance and equity acceleration for NEOs generally require a “double-trigger” of both a change-in-control and qualifying termination of employment.
•No Stock Option Repricing without Stockholder Approval. Our equity plans prohibit repricing underwater stock options.
•No Supplemental Executive Retirement Plans, Executive Pensions or Excessive Retirement Benefits.
Stockholder Feedback
At our 2023 annual meeting of stockholders, our stockholders overwhelmingly approved our executive compensation structure in a “say-on-pay” advisory vote, with nearly 97% of votes cast in favor of our executive compensation structure. After considering the results of the 2023 vote, the Compensation Committee determined to maintain its general pay philosophy and practices. At our annual meeting in 2023, our stockholders recommended an advisory "say-on-frequency" proposal to hold “say-on-pay” advisory votes every year and, therefore, we elected to submit the advisory “say-on-pay” proposal to our stockholders on an annual basis.
2023 Compensation of Named Executive Officers
Our Business and Our Compensation Philosophy
The guiding principles of our executive compensation philosophy and practices continue to be pay-for-performance, accountability for annual and long-term performance, alignment to stockholders’ interests and providing competitive pay to attract and retain executives. We believe our compensation program strikes the appropriate balance between utilizing responsible, measured pay practices and effectively incentivizing our executives to dedicate themselves fully to value creation for our stockholders.
Our executive compensation program is designed to focus our executive officers on both annual and long-term financial and operational performance without encouraging unnecessary risk. Approximately 86% and 78% of the total direct target compensation opportunities for our CEO and other NEOs (average), respectively, in 2023 was at risk. "At risk" compensation includes awards that are subject to performance conditions and/or stock price performance.
The amounts below illustrate the allocation of all fiscal 2023 compensation components at target for our CEO and the average for our other NEOs as a group.

Primary Compensation Elements		Objective
Base Salary
•Provide a competitive fixed component of cash compensation to attract and retain talented and experienced executives with the knowledge and skills necessary to achieve the Company’s strategic business objectives
•The Compensation Committee uses the services of an independent compensation consultant to assess the base salaries as compared to a competitive target range of the Company’s peer group and a larger group of technology companies
•The Compensation Committee considers these factors when setting base salaries of the NEOs: scope of the NEO's responsibilities, contributions, skills, knowledge, experience, seniority and annual and long-term Company performance

CEO	OTHER NEOs

Annual Incentive Plan
•Offer a variable cash compensation opportunity that may be earned based upon the level of achievement of challenging corporate goals, with an additional compensation opportunity based upon individual performance
•Foster a shared commitment among executives through establishment of uniform Company financial goals
•Award payouts are subject to a cap of 225% of target in a performance period

CEO	OTHER NEOs

Long-Term Incentives
•Align interests of our NEOs and stockholders by motivating executive officers to increase long-term stockholder value
•50% of long-term incentives are eligible to be earned based upon performance measures
•PSUs provide an additional incentive to our NEOs based on performance. 50% of PSUs are based on the Company's organic revenue growth and 50% are based upon operating margin, measuring the Company's performance over three years
•Service-based equity awards consist of RSUs. They offer long-term retention while providing alignment with stockholder value creation
•Enhance retention with RSUs vesting one-third annually over three years and PSUs cliff vesting after three years

CEO	OTHER NEOS

Performance-based Equity Award (PSUs) & Service-based Equity Award (RSUs)

Base Salary
We provide base salary to our NEOs and other employees to compensate them for services rendered on a day-to-day basis during the fiscal year. Unlike annual cash incentives and long-term equity incentives, base salary is not subject to performance risk. The Compensation Committee reviews data provided by its independent compensation consultant and considers the factors when setting base salaries of the NEOs: experience, skills, seniority, knowledge and responsibilities of the executive and the individual’s performance assessment provided by the CEO. With respect to the CEO, the Compensation Committee additionally considers the performance of the Company as a whole in its recommendation to the independent directors, who set CEO compensation.
In February 2023, the Compensation Committee evaluated the base salaries and total cash compensation for the NEOs with the assistance of Aon, its independent compensation consultant at the time. The Compensation Committee approved increasing Dr. Scherbakov's base salary by 7.1% from 2022 and base salaries for the other NEOs by 3.5% from 2022 levels based in part on peer data showing rising compensation levels in light of persistent inflation and an IPG CEO salary that was lower than peer median.

Annual Incentives
A significant portion of the individual’s potential short-term compensation is in the form of annual cash incentive pay tied to the achievement of goals set by the Compensation Committee under our Senior Executive AIP administered by the Compensation Committee. The Compensation Committee determines who is eligible to receive awards under the AIP, defines performance goals and objectives for executives, establishes target awards for each participant for the relevant performance period, and determines the percentage of the target award that should be allocated to the achievement of each of the chosen performance goals. After the end of the fiscal year, the independent directors and the Compensation Committee determined the amount of the CEO’s and each NEO’s actual annual incentive award, respectively, based upon its evaluation of achievement against pre-determined goals.
At target, the financial performance payout accounts for 75% of the overall target award and personal performance payout accounts for 25% of the target award. After review and consideration of data provided by the Committee’s independent compensation consultant related to annual incentive plan payout ranges at peer companies, the Compensation Committee determined that the payout for meeting the threshold level of both financial goals would be 50% of the target award subject to the applicable financial performance metric, rather than 25%, the level used in prior years. Therefore, the financial performance portion of the award can be earned at 50%-267% of target with respect to each goal for threshold-to-maximum performance, with a payout of 100% at target performance and no payout for below threshold performance. The CEO can earn up to 25% of his target award based upon goals and objectives determined by the independent directors. The other NEOs also are eligible for payouts up to 25% of the target award based on their individual performance in support of the CEO’s goals and other objectives, the recommendation of the CEO, and other factors the Compensation Committee deems relevant. The maximum opportunity under the AIP is 225% of the target payout.
The Compensation Committee approved annual performance targets and targeted individual payouts for the Company’s NEOs and other executive officers for fiscal year 2023. Consistent with prior years, the Compensation Committee identified two financial performance measures: net sales and adjusted EBIT, each as determined under the AIP, and assigned a 50% weighting factor to each financial performance goal. The Compensation Committee chose to focus on net sales and adjusted EBIT so that our NEOs and other executive officers would be incentivized to deliver the types of financial performance that benefit our stockholders, namely sales and profits. The annual incentive targets were set at 110% and 80% of base salary for the CEO and other NEOs, respectively, which was consistent with the target awards as a percentage of base salary set in 2022. The Compensation Committee established the goals early in the fiscal year 2023 and evaluated achievement of the goals after year-end.

The Compensation Committee set the performance goals based upon the best available information at the time, in the context of macroeconomic uncertainty surrounding the second half of the year, namely a potential U.S. recession related to interest rate increases and lack of recoveries in China and Europe. The goals were designed to be challenging and were expected to incentivize the NEOs to advance IPG’s strategic and operational priorities.
In early 2024, the Compensation Committee determined a payout percentage based on its evaluation of results against net sales and adjusted EBIT targets as approved in the AIP approved in February 2023 and no adjustments were made to the financial performance targets approved by the Committee in early 2023. Adjusted EBIT is defined as the Company's earnings before interest and taxes and excludes stock-based compensation and foreign exchange transaction gains and losses, consistent with prior years. GAAP net sales as reported in our financial statements was used for purposes of the AIP.
Our net sales declined 10% from the prior year as a result of soft industrial demand in China and Europe and increased competition in China in competitive markets like flat-sheet cutting. Also, currency translation negatively impacted revenue by 2% due to the strong U.S. dollar. Profits were adversely impacted by lower revenue and reduced overhead absorption.
As a result, net sales of $1.287 million fell short of the target of $1,516 million. Threshold and maximum net sales levels under the AIP were $1,365 million and $1,668 million, respectively. Adjusted EBIT of $274 million also fell short of the target of $428 million due to the factors described above. Threshold and maximum adjusted EBIT levels under the AIP were $334 million and $507 million, respectively. Consistent with our pay-for-performance philosophy and due to below threshold performance against the financial performance goals, no payout was made under the 2023 AIP for financial performance.
Individual performance goals for the CEO were established by the independent directors early in 2023. Following a review of the CEO’s self-assessment of performance against his goals, the independent directors determined that the payout percentage for the individual performance portion of the CEO's AIP award would be 70% of his target. His performance included achieving important goals relating to initiatives to increase manufacturing resilience and restructure operations following restrictions on our Russia and Belarus operations from the Ukraine conflict, capital allocation planning and sale of several properties. However, the Company fell short of goals for revenue growth, inventory management and organizational development. The Compensation Committee evaluated each of the other NEO’s individual performance based on each NEO’s self-assessment and Dr. Scherbakov’s recommendation. The other NEOs earned payouts for the individual performance components of the AIP at 95% of target based upon their individual goals as reviewed by the Committee, success in working toward strategic goals and addressing the multifaceted challenges in 2023.
The fiscal year 2023 annual cash incentive award payments are included in the “Non-Equity Incentive Plan Compensation” column of the Executive Compensation – Summary Compensation Table and are set forth in the following table.

		Target(1)				Actual
	Annual Base Salary	Target Annual Incentive %	Corporate Performance Target (weighting)	Personal Performance Target (weighting)	Target Annual Incentive $	Financial		Personal	Final Award as % of Target	Final Award $
						Performance %		Performance %
Eugene Scherbakov	$864,889	110%	75%	25%	$951,378	—%	+	70%	17.5%	$166,491
Timothy Mammen	$538,700	80%	75%	25%	$430,960	—%	+	95%	23.8%	$102,353
Angelo Lopresti	$485,500	80%	75%	25%	$388,400	—%	+	95%	23.8%	$92,245
Trevor Ness	$477,100	80%	75%	25%	$381,680	—%	+	95%	23.8%	$90,649
Alexander Ovtchinnikov	$481,000	80%	75%	25%	$384,800	—%	+	95%	23.8%	$91,390
(1)   The "threshold" and "maximum" amounts are provided in the 2023 Grants of Plan-Based Awards table.

Long-Term Incentives
The goal of our equity-based award program is to provide employees and executives with the perspective of an owner having a long-term financial stake in our success, further increasing alignment with stockholders. Our equity-based incentives align the interests of our executives and stockholders by motivating executives to increase long-term stockholder value.
In 2023, our equity-based award program for our NEOs included performance-based stock units (PSUs) and restricted stock units subject to service-based vesting (RSUs), with each award type representing half of the overall 2023 long-term incentive award opportunity (at target for the PSUs). The type and proportion of the equity grants reflected a review by our Compensation Committee with the assistance of Aon of equity award practices at peer companies. The Committee believes that granting a balance of PSUs and RSUs appropriately aligns executive compensation with the achievement of the Company’s strategic goals and long-term stockholder value creation. Additionally, the value of the PSUs and RSUs are tied to the Company's stock price which further links pay to performance.
In February 2023, the Compensation Committee determined to keep long-term performance metrics the same as 2022, but with different financial targets, thresholds and maximums. The Compensation Committee approved 2023 awards comprised of PSUs based upon organic revenue growth (at target, 25% of award value), and operating margin (at target, 25% of award value), and service-based RSUs (50% of award value). The Committee chose organic revenue growth and operating margin as the PSU performance metrics because they are generally accepted as two fundamental drivers of sustained stockholder value and provide clearer line-of-sight measurements than many alternative measures.
For the PSUs based upon organic revenue growth, the value of the PSU is based upon the compound annual growth rate of organic revenue over a three-year performance period starting on January 1, 2023, and ending on December 31, 2025. Organic revenue means total revenues, as determined under GAAP and recorded in our audited financial statements, excluding the impact of acquisitions and dispositions. For the 2023 awards, the target growth rate for the three year period was set based upon the annual budget approved by the Board for the then present year with the intent to incentivize and reward executives and other senior employees for achieving targeted revenue growth. The performance of operating margin to the target for each individual year in the performance period is averaged over the three-year performance period to calculate the final award earned. Operating margin is calculated by dividing our GAAP operating income by GAAP net sales. However, for purposes of this calculation, operating income will be adjusted to exclude stock-based compensation, the impact of all restructurings, impairments, legal settlements, employee separation costs, product liability charges, foreign exchange transaction gains and losses, to the extent such items were not contemplated and included in the target upon which the operating margin goals were based. Performance below the target results in below target payout, subject to a minimum performance level below which no award would be earned, and performance above the target results in payout above target, subject to a maximum cap of 200% of the target award and dollar payout cap of 600% of the value of the target award on the date of grant. Forward-looking targets for our PSUs are not disclosed as doing so could result in competitive harm and be detrimental to our operating performance. The goals will be disclosed at the end of the performance period along with the achievement levels and corresponding vesting of the performance-based restricted stock awards, if any.
PSUs, which cliff vest to the extent earned in March 2026 following the end of the three-year performance period, serve as a valuable retention tool and motivate executives to achieve our longer-term business objectives. RSUs vest annually over a three-year period and also encourage retention. PSUs and RSUs granted in 2023 are entitled to dividends equivalents, should any dividends be paid. Any dividends equivalents on shares underlying the PSUs and RSUs are not paid unless and until the corresponding awards vest.

In 2023, the Compensation Committee used competitive market data from the total compensation study of peer companies and broader market survey data to gain perspective of appropriately competitive executive compensation. The Compensation Committee analyzed several aspects of the equity grant program, including (i) the degree to which executives have incentives to remain employed by the Company through unvested award value and (ii) the aggregate equity usage in terms of (a) annual usage, typically called burn rate and (b) cumulative equity delivery, typically called overhang, to determine the dilutive effect of equity awards on investors.
The table below provides information on grants of PSUs and RSUs to the NEOs in 2023.

Name	Equity Incentive as a Percentage of Base Salary (%)	Service-Based Restricted Stock Units (#)	Operating Margin PSUs (at Target) (#)	Operating Margin PSUs Range (Based upon Achievement) (#)	Organic Revenue Growth PSUs (at Target) (#)	Organic Revenue Growth PSUs Range (Based upon Achievement) (#)
Eugene A. Scherbakov	525	16,837	8,418	0 - 16,836	8,418	0 - 16,836
Timothy P.V. Mammen	300	6,160	3,080	0 - 6,160	3,080	0 - 6,160
Angelo P. Lopresti	275	5,089	2,544	0 - 5,088	2,544	0 - 5,088
Trevor Ness	275	5,001	2,500	0 - 5,000	2,500	0 - 5,000
Alexander Ovtchinnikov	275	5,042	2,521	0 - 5,042	2,521	0 - 5,042
Actual Performance of Performance-Based Stock Units.
Half of the PSUs granted in 2020 were eligible to be earned based on the relative stock performance of the Company's share price compared to the S&P Composite 1500 Electronic Equipment, Instrument and Component Index ("relative TSR") over the three year period beginning on March 1, 2020 and ending on March 1, 2023. Because the Company's relative TSR underperformed the S&P Electronics Index by more than 25%, no award was earned for the relative TSR PSUs. Similarly, no relative TSR PSUs were earned for the 2018 and 2019 grants, illustrating the alignment of the NEOs’ pay with the Company's pay for performance philosophy.
Half of PSUs granted in 2021 were eligible to be earned based on the ratio of operating cash flow to adjusted net income ("OCF PSUs") over a three-year performance period beginning January 1, 2021 and ending December 31, 2023. Such OCF PSUs vested in March 2024 at 66.3% of target.
2024 Update. In order to provide additional incentive and to motivate the NEOs to drive continued future performance in 2024 and beyond, the Committee approved a one-time, additional target value opportunity in 2024 to the NEOs other than the CEO, representing an increase of 40% over the annual LTI award.

Other Compensation
Severance Benefits. The severance benefits that we offer to our NEOs assist us in recruiting and retaining talented individuals and are consistent with the range of severance benefits offered by our peer group. The severance provisions of our NEO employment agreements are summarized in Potential Payments upon Termination or Change in Control below.
Retirement Benefits. We do not offer an executive retirement plan or a non-qualified deferred compensation plan. Executives in the United States are eligible to participate in our 401(k) retirement savings plan on the same terms as all other U.S. employees. Our 401(k) retirement savings plan is a tax-qualified plan and therefore is subject to certain Internal Revenue Code limitations on the dollar amounts of deferrals and Company contributions that can be made to plan accounts. These limitations apply to our more highly-compensated employees (including the NEOs). We made matching contributions to our employees at a rate of 50% of deferrals subject to a maximum of 6% of eligible compensation under the 401(k) retirement savings plan, including the NEOs, who participate in the plan as set forth in the Summary Compensation Table. Dr. Scherbakov has historically participated in a German government-sponsored retirement program.
Moving and Living Expenses. In 2021, in connection with his appointment as CEO, the Company agreed to pay or reimburse Dr. Scherbakov for his expenses related to his employment in the United States, including housing. In 2023, these expenses included automobile, housing, medical and dental insurance, and tax preparation expenses. Dr. Scherbakov maintains his residence in Germany at his sole cost where he spends a portion of his time managing the Company and overseeing the Company's substantial European operations. The expenses related to his living in the U.S. are grossed up for taxes. While the Company generally does not provide gross-up payments for taxes to our senior executives in connection with perquisites and benefits, the Company determined to provide Dr. Scherbakov gross-up payments in connection with his stays in the U.S., and any related international tax compliance payments, because such expenses are incurred as a result of the Company’s request to perform his duties in the United States.
Personal Benefits. Our executives are eligible to participate in employee benefit plans, including medical, dental, life and disability insurance and vacation plans as well as an employee stock purchase plan, which is intended to be qualified under Section 423 of the Internal Revenue Code. The employee stock purchase plan allows participants to purchase Company shares at a price equal to 85% of the lesser of the fair market value at the first day or last day of the six month offering period, subject to limitations on the amount of shares. These plans generally are available to all salaried employees and do not discriminate in favor of executives. Benefits are intended to be competitive with the overall market in order to facilitate attraction and retention of highly-qualified employees.
The Compensation Committee compared the Company’s executive perquisites policies against the 2022 peer group and made no changes. The Company provides the use of a corporate aircraft to the CEO and other executives for business travel integral to the performance of their duties. The Company sold its corporate aircraft in 2022 and until December 2023 it leased a limited number of hours annual for executive travel. Executives are encouraged to use the aircraft for efficiency, safety and security. However, executives are not allowed to use the aircraft for personal use unless they fully reimburse the Company for the cost, except that family and other guests may accompany executives on the aircraft for business travel. In addition, exceptions are allowed for extenuating circumstances such as compassionate circumstances. The Company provides Dr. Scherbakov use of an automobile in the United States and Germany.
Executive Compensation Decision-Making
Role of Compensation Committee
The Compensation Committee determines, approves and administers the compensation programs for our executive officers, including our NEOs. The Compensation Committee recommends to the independent directors the CEO’s annual base salary, annual incentive opportunity and long-term incentive opportunity. The independent directors approve the CEO’s compensation and our Compensation Committee approves the compensation for other executive officers in consultation with our CEO. Our Compensation Committee is also responsible for making recommendations to the Board with respect to the adoption of equity plans and certain other benefit plans. The Compensation Committee and the independent directors meet in executive sessions when determining executive compensation.
The Compensation Committee may delegate authority whenever it deems appropriate. In 2023, the Compensation Committee delegated authority to grant equity awards for non-executives to the CEO, subject to certain conditions, including amounts of awards and review of awards by the Compensation Committee.
Our Compensation Committee’s policy is to set executive pay in accordance with the objectives of the Company’s compensation programs as described above. In the Compensation Committee’s view, the Company’s executive compensation program provides an overall level of compensation opportunity that is competitive with peer companies. Actual compensation levels may be greater or less than target compensation levels provided by similar companies based upon annual and long-term Company performance, as well as individual performance, contributions, skills, seniority, knowledge, experience and responsibilities.

Role of Management
The CEO participates in the establishment of compensation levels and payouts for individual performance for other NEOs. He assesses the performance of all NEOs and recommends to the Compensation Committee the overall levels of achievement and personal performance in the year. Upon request, the NEOs provide supplemental material to the Compensation Committee to assist in the determination and implementation of compensation, policies and practices. The CEO is not involved in decisions regarding the setting of any component of his compensation. The CEO and other members of senior management attend Compensation Committee meetings at the invitation of the Compensation Committee.
Role of Independent Consultant
The Compensation Committee engaged Aon, an independent compensation consultant, to conduct a comprehensive review and analysis of our executive and non-employee director compensation programs and to make recommendations for compensation related to 2023. The consultation included non-executive compensation data and valuation services for equity incentives. Aon does not perform any other work for the Company. The Compensation Committee reviewed the independence of Aon in light of SEC rules and Nasdaq listing standards regarding compensation consultants. Based on such review, the Compensation Committee determined that there were no actual or potential conflicts of interest with Aon in 2023.
Pay Positioning Strategy and Peer Group
Consistent with prior years, in 2023 the Compensation Committee used competitive compensation data from the annual total compensation study of peer companies to inform its decisions about overall compensation opportunities and specific compensation elements. In late 2022, Aon performed an analysis of similarly-situated public companies and supplemented the peer group with broader, size-appropriate comparisons in the high technology industry using Aon/Radford survey data. The Committee does not benchmark specific compensation elements or total compensation to any specific percentile relative to the peer companies or the broader United States market. Instead, the Committee applies judgment and discretion in establishing targeted pay levels, taking into account not only competitive market data, but also factors such as Company, business and individual performance, scope of responsibility, critical needs and skill sets, leadership potential, length of tenure and succession planning. No single factor takes precedence over any other, nor is any formula used in making these decisions.
The Compensation Committee reviews this peer group annually with input from its independent compensation consultant to ensure that the comparisons are meaningful. In this review, the Compensation Committee considers several factors: it considers the current peer group to determine appropriateness, the peers used by institutional governance advisors, the companies that list our Company as a peer to understand crossover peers and broader research based upon established selection criteria to identify potential future peers. The Committee then develops criteria for business sector, including but not limited to revenue, operating income and market capitalization.
Based upon the process and applying the criteria above, the Compensation Committee, with input from Aon, approved adding Advanced Energy Industries, Inc., Albany International Corp., FormFactor, Inc., Kadant Inc. and Onto Innovation Inc. and removing Coherent, Inc. because it was acquired in 2022, as well as Entegris, Inc., Teradyne, Inc., Trimble Navigation Limited, and Waters Corporation. The Compensation Committee approved the proposed changes to the peer group for 2023 compensation determinations.

For 2023, the peer companies were:

Advanced Energy Industries, Inc.	Albany International Corp.	Barnes Group, Inc.
Cognex Corporation	Coherent Corp.	Dolby Laboratories, Inc.
Donaldson Company, Inc.	FormFactor, Inc.	Graco, Inc.
IDEX Corporation	ITT, Inc.	Kadant Inc.
Littlefuse, Inc.	Lumentum Holdings Inc.	MKS Instruments, Inc.
National Instruments, Inc.	Nordson Corporation	Novanta, Inc.
Onto Innovation Inc.	Watts Water Technologies, Inc.

The peer companies selected by the Compensation Committee are companies that operate in the semiconductor equipment and electronic manufacturing industries, and are comparable in terms of revenue, net income, and market capitalization.
COMPANY VS. PEER GROUP

Other Factors Affecting Compensation
Tax Deductibility under Section 162(m). Section 162(m) of the Internal Revenue Code (“Section 162(m)”) limits the deductibility for federal income tax purposes of certain compensation paid in any year by a publicly held corporation to its “covered employees” as defined by Section 162(m) (generally, our current and former NEOs) to $1 million per executive (the “$1 million cap”). While our Board and Compensation Committee consider the potential effects of Section 162(m) of the Code on the compensation paid to our NEOs, the Compensation Committee believes it is appropriate to retain the flexibility to authorize compensation that may exceed the $1 million cap if, in the Compensation Committee’s judgment, it is in the Company’s best interest to do so. We generally will continue to emphasize performance-based compensation, even though it may no longer be deductible.
Accounting Considerations. We consider the accounting implications of our executive compensation program. In addition, accounting treatment is just one of many factors impacting plan design and pay determinations. Our executive compensation program is designed to achieve a favorable accounting and tax treatment so long as doing so does not conflict with the intended plan design or program objectives.

Compensation Risk
Management conducts an annual risk assessment of the Company’s compensation policies and practices for all employees, including non-executives, and reports its findings to the Compensation Committee. In 2023, management concluded that the Company’s compensation policies and practices are balanced and do not motivate imprudent risk taking. Management believes that the Company's compensation policies do not create risks that are reasonably likely to have a material adverse effect on the Company.
In reaching this conclusion, they considered the following factors:
•our compensation program is designed to provide a mix of both fixed and variable incentive compensation;
•our senior executives are subject to stock ownership guidelines, which we believe incentivize our executives to consider the long-term interests of the Company and our stockholders and discourage excessive risk-taking that could negatively impact our stock price;
•our senior executives are subject to compensation recovery policy, which discourages excessive risk-taking that could negatively affect our stock price;
•our incentive compensation programs are designed with vesting terms that are relatively consistent, spread out over several years, and do not contain steep payout “cliffs” that might encourage short-term business decisions in order to meet a vesting or payout threshold; and
•our senior executive incentive compensation program caps the amounts that may be paid for performance above target level.
Other Policies
Anti-Hedging and Anti-Pledging. The Board adopted policies prohibiting hedging transactions and the pledging of our common stock. Under our insider trading policy, no director or employee may engage in shorting shares of our common stock or any type of securities that we may issue, or buying or selling puts, calls or derivatives related to our common stock. Additionally, directors and officers of the Company may not pledge any Company shares. The Board amended our policy in 2023 to prohibit all pledging, a change from the prior policy which allowed directors and officers to pledge up to 20% of such person's total stock ownership subjected to certain conditions.
Executive Officer Stock Ownership Guidelines. The Board adopted stock ownership guidelines to closely align the interests of our executives with those of our long-term stockholders. Generally, the CEO must hold five times his annual salary in Company equity, and senior executive officers must hold at least two times their respective annual salaries in Company equity. Unvested RSUs subject solely to time-based vesting count toward required stock ownership levels; stock options (whether vested or unvested) and unvested PSUs do not. Indirect ownership of shares through a separate legal entity counts toward fulfillment of the ownership guidelines. Ownership requirements are to be achieved no later than four years after being appointed as an executive officer, except that prior to such time the officer is expected to retain a certain portion of stock issued upon exercise of stock options or vesting of RSUs and PSUs until the minimum ownership levels are attained. As of December 31, 2023, each of our NEOs exceeded their respective ownership requirements.
Clawback Policies. In July 2023, the Compensation Committee approved a new clawback policy, effective July 28, 2023. The Incentive Based Compensation Recoupment Policy (the "Required Clawback Policy”) complies with the SEC’s newly adopted clawback rules as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), and provides that in the event we are required to prepare a “financial restatement” (as defined in the Required Clawback Policy), we shall, subject to certain limited exceptions as described in the Required Clawback Policy, recover certain incentive based compensation from “covered persons” (i.e., current and former “executive officers”, defined to include any president/CEO, principal financial officer, principal accounting officer (or if there is no such accounting officer, the controller), any vice president in charge of a principal business unit, division or function, or any officer or person who performs a policy making functions who served during the performance period applicable to “incentive based compensation” and received “incentive based compensation” after beginning service in any such role). Compensation that shall be recovered under the Required Clawback Policy includes “incentive based compensation” received during the three-year period prior to the “restatement date” (as defined in the Required Clawback Policy) that exceeds the amount that otherwise would have been received by the “covered person” had such compensation been determined based on the restated amounts in the financial restatement. Under the Required Clawback Policy, “incentive based compensation” includes any cash or equity compensation that is granted, earned, or vested based, in whole or in part, upon the attainment of a financial reporting measure. The Required Clawback Policy applies to "incentive based compensation” received by a “covered person” on or after October 2, 2023.
The Board had previously adopted a compensation recovery policy in 2015 that allows the Company to recapture cash and equity performance-based compensation from executives if the amount of the award was based upon achieving certain financial results that were later restated due to the participant’s misconduct. This policy remains in effect and would apply to compensation received prior to October 2, 2023 that is not covered by the Required Clawback Policy. In addition, all equity awarded to employees since 2007 contain a provision under which employees may be required to forfeit equity awards or profit from equity awards if they engage in certain conduct, including competing against the Company, disclosing confidential information, or soliciting its employees or customers.
Compensation Committee Report
The Compensation Committee of the Board has reviewed and discussed with management the Compensation Discussion and Analysis. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
COMPENSATION COMMITTEE
Gregory Dougherty, Chair
Jeanmarie Desmond
Eric Meurice
John Peeler
Summary Compensation Table

The following table provides information regarding the total compensation of each NEO for 2023, 2022 and 2021, except in the case of Mr. Ness, who was not a NEO in 2022 or 2021.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Eugene Scherbakov Chief Executive Officer(4)(5)	2023	864,890	4,416,887	166,491	277,284	5,725,552
	2022	785,174	4,999,721	540,200	310,425	6,635,520
	2021	803,200	4,406,457	1,919,896	155,298	7,284,851
Timothy Mammen Chief Financial Officer and Senior Vice President	2023	538,700	1,616,014	102,353	11,832	2,268,899
	2022	520,500	1,561,276	270,900	11,082	2,363,758
	2021	505,300	1,534,952	909,600	10,632	2,960,484
Angelo Lopresti Senior Vice President, General Counsel and Secretary	2023	485,500	1,334,917	92,245	15,444	1,928,106
	2022	469,100	1,289,844	244,100	12,762	2,015,806
	2021	455,400	1,267,921	819,700	12,312	2,555,333
Trevor Ness Senior Vice President, Sales and Strategic Business Development	2023	477,100	1,311,831	90,649	11,832	1,891,412

Alexander Ovtchinnikov Senior Vice President, Chief Technology Officer	2023	481,000	1,322,718	91,390	15,444	1,910,552
	2022	464,700	1,277,805	241,800	14,694	1,998,999
	2021	451,200	1,256,284	812,100	14,244	2,533,828
(1)Since 2020, the Company has granted PSUs and service-based RSUs, which are reflected in the Stock Awards column. The value of the PSUs is based on the probable outcome of the performance conditions (at the grant date), calculated in accordance with ASC Topic 718 disregarding forfeitures related to service-based vesting. For PSUs granted in 2023, the values of the award at the grant date assuming the highest level of performance conditions will be achieved are $4,416,756, $1,616,014, $1,334,786, $1,311,700, and $1,322,718 for Dr. Scherbakov, Messrs. Mammen, Lopresti and Ness, and Dr. Ovtchinnikov, respectively. There is no assurance that any of the performance targets will be achieved, that the service-based awards will vest or that the any of the recipients will realize the values listed above.
(2)Represents amounts earned under our AIP for services rendered in 2023, 2022 and 2021, respectively.
(3)The amount reported for 2023 for Dr. Scherbakov consists of U.S. housing allowance ($133,263), the expense of automobiles in Germany ($25,419) and the United States ($14,776), U.S. tax preparation fees ($3,000), dental insurance ($1,339) and $99,487 in tax gross-up associated with the foregoing U.S.-based benefits. Dr. Scherbakov maintains his principal residence in Germany at his sole cost. The Company pays for his U.S.-based living expenses and taxes thereon.
(4)Dr. Scherbakov was Chief Operating Officer, Managing Director of IPG Laser GmbH, and Senior Vice President, Europe prior to his appointment as CEO on May 4, 2021.
(5)A portion of the amounts paid to Dr. Scherbakov were denominated in Euros. Dr. Scherbakov’s salary as Chief Operating Officer for 2021 and as Chief Executive Officer in 2023, 2022 and 2021 was approved in Euro. Amounts paid in Euros were translated into U.S. dollars at the average daily exchange rates for the full years. The average daily rates in 2023, 2022 and 2021 for the Euro were 0.92, 0.95 and 0.85, respectively. As a result of compensation being paid in a currency that fluctuates against the U.S. dollar, the amount of salary paid may vary slightly from the salary stated in an employment agreement or approved by the Compensation Committee.

2023 Grants of Plan-Based Awards

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)(1)(2)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Eugene Scherbakov	2/17/2023	465,310	951,378	2,140,600	—	—	—	—	—
	2/17/2023	—	—	—	8,418	16,836	33,672	—	2,208,378
	2/17/2023	—	—	—	—	—	—	16,837	2,208,509
Timothy Mammen	2/17/2023	188,545	430,960	969,660	—	—	—	—	—
	2/17/2023	—	—	—	3,080	6,160	12,320	—	808,007
	2/17/2023	—	—	—	—	—	—	6,160	808,007
Angelo Lopresti	2/17/2023	169,925	388,400	873,900	—	—	—	—	—
	2/17/2023	—	—	—	2,554	5,088	10,176	—	667,393
	2/17/2023	—	—	—	—	—	—	5,089	667,524
Trevor Ness	2/17/2023	166,985	381,680	858,780	—	—	—	—	—
	2/17/2023	—	—	—	2,500	5,000	10,000	—	655,850
	2/17/2023	—	—	—	—	—	—	5,011	655,981
Alexander Ovtchinnikov	2/17/2023	168,385	384,880	865,980	—	—	—	—	—
	2/17/2023	—	—	—	2,521	5,042	10,084	—	661,359
	2/17/2023	—	—	—	—	—	—	5,042	661,359
(1)Amounts shown include possible payouts under the AIP for 2023 financial performance at threshold, target and maximum levels plus individual performance at the maximum level for each. The performance measures used in determining AIP payments are discussed in Compensation Discussion and Analysis—Annual Incentives above. Actual amounts paid for 2023 performance are shown in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above.
(2)Dr. Scherbakov’s salary as Chief Executive Officer for 2023 was approved in Euro. The amounts included as possible payouts under the AIP for 2023 financial performance at threshold, target and maximum levels plus individual performance at the maximum level for Dr. Scherbakov were translated into U.S. Dollars at the average daily exchange rate for 2023.
(3)For a description of the PSUs, see Compensation Discussion and Analysis–Long-Term Incentives above.
(4)The amounts reported reflect service-based RSUs granted under our 2006 Incentive Compensation Plan, which vest in three annual installments commencing on March 1, 2024.
(5)Valuation based on the fair value of such awards as of the grant date determined pursuant to ASC Topic 718. The assumptions that we used with respect to the valuation of equity awards are set forth in Note 15 to our Consolidated Financial Statements in our Annual Report. Regardless of the value placed on an equity award on the grant date, the actual value of the equity award will depend on the market value of our common stock when such equity award vests, and, with respect to PSUs, on the Company's performance relative to the applicable performance metrics under such PSUs, as described above under Compensation Discussion and Analysis-Long Term Incentives. For PSUs granted in 2023, the maximum number of PSUs that can be earned is two times the target number of PSUs and the values of the award at the grant date assuming the highest level of performance conditions will be achieved are $4,416,756, $1,616,014, $1,334,786, $1,311,700, and $1,322,718 for Dr. Scherbakov, Messrs. Mammen, Lopresti and Ness, and Dr. Ovtchinnikov, respectively.

2023 Outstanding Equity Awards at Fiscal Year-End

		Option Awards(1)				Stock Awards(1)
Name	Grant Date	Securities Underlying Unexercised Options (#) Exercisable	Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(1)(4)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(4)
Eugene Scherbakov	2/28/2014	13,000	—	71.77	2/28/2024	—	—	—	—
	2/25/2015	7,326	—	97.65	2/25/2025	—	—	—	—
	2/18/2016	7,592	—	81.89	2/18/2026	—	—	—	—
	2/17/2017	10,367	—	119.50	2/17/2027	—	—	—	—
	2/22/2018	13,744	—	239.72	2/22/2028	—	—	—	—
	2/15/2019	17,908	—	154.88	2/15/2029	—	—	—	—
	2/19/2020	—	—	—		2,035	220,879	—	—
	2/19/2021	—	—	—		2,619	284,266	1,735	188,317
	5/7/2021	—	—	—		2,534	275,040	1,680	182,347
	2/18/2022	—	—	—		12,182	1,322,234	14,617	1,586,529
	2/17/2023	—	—	—		16,837	1,827,488	16,836	1,827,379
Timothy Mammen	2/22/2018	6,642	—	239.72	2/22/2028	—	—	—	—
	2/15/2019	8,654	—	154.88	2/15/2029	—	—	—	—
	2/19/2020	—	—	—		1,254	136,109	—	—
	2/19/2021	—	—	—		1,616	175,401	1,070	116,138
	2/18/2022	—	—	—		3,804	412,886	4,564	495,377
	2/17/2023	—	—	—		6,160	668,606	6,160	668,606
Angelo Lopresti	2/25/2015	5,661	—	97.65	2/25/2025	—	—	—	—
	2/18/2016	5,861	—	81.89	2/18/2026	—	—	—	—
	2/17/2017	7,184	—	119.50	2/17/2027	—	—	—	—
	2/22/2018	5,786	—	239.72	2/22/2028	—	—	—	—
	2/15/2019	7,540	—	154.88	2/15/2029	—	—	—	—
	2/19/2020	—	—	—		1,056	114,618	—	—
	2/19/2021	—	—	—		1,335	144,901	884	95,949
	2/28/2022	—	—	—		3,143	341,141	3,771	409,304
	2/17/2023	—	—	—		5,089	552,360	5,088	552,252

		Option Awards(1)				Stock Awards(1)
Name	Grant Date	Securities Underlying Unexercised Options (#) Exercisable	Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(1)(4)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(4)
Trevor Ness	2/22/2018	5,689	—	239.72	2/22/2028	—	—	—	—
	2/15/2019	6,212	—	154.88	2/15/2029	—	—	—	—
	2/19/2020	—	—	—		1,038	112,665	—	—
	2/19/2021	—	—	—		1,312	142,404	869	94,321
	2/18/2022	—	—	—		3,089	335,280	3,705	402,141
	2/17/2023	—	—	—		5,001	542,809	5,000	542,700
Alexander Ovtchinnikov	2/17/2017	7,119	—	119.50	2/17/2027	—	—	—	—
	2/22/2018	5,734	—	239.72	2/22/2028	—	—	—	—
	2/15/2019	7,472	—	154.88	2/15/2029	—	—	—	—
	2/19/2020	—	—	—		1,046	113,533	—	—
	2/19/2021	—	—	—		1,322	143,490	876	95,081
	2/18/2022	—	—	—		3,114	337,994	3,736	405,505
	2/17/2023	—	—	—		5,042	547,259	5,042	547,259
(1)The vesting dates assume the continued service of the NEO through the applicable vesting date. Service-based RSUs granted prior to 2022 vest in four annual installments commencing on March 1 of the year following the grant. Service-based RSUs granted in 2022 and 2023 vest in three annual installments commencing on March 1 of the year following the grant. PSUs granted in 2023, 2022 and 2021 vest in one installment on March 1 of 2026, 2025 and 2024, respectively. However, the RSUs granted on May 7, 2021 to Dr. Scherbakov vest in four annual installments commencing on May 7, 2022 and PSUs granted on May 7, 2021 to Dr. Scherbakov vest in one installment on May 7, 2024.
(2)Represents the closing price of a share of our common stock on the grant date.
(3)Based upon the closing common stock price on December 29, 2023, the last trading day of 2023, which was $108.54 per share.
(4)The PSU performance measurement periods end March 1, 2026, 2025 and 2024 for PSUs granted in 2023, 2022, and 2021, respectively. The number of shares that can be earned ranges from 0% to 200% of the target number of PSUs based upon achievement of pre-determined performance metrics and the amounts presented above assume attainment of the maximum performance levels (200%) not limited by dollar value caps. PSUs have dollar payout caps of 600% of the value of the target award on the date of grant. See "2023 Compensation of Named Executive Officers—Long-Term Incentives—Actual Performance of Performance-Based Stock Units" for more information on the vesting of PSUs granted in March 2020 and 2021.

Option Exercises and Stock Vested in 2023

The following table provides information on NEO stock option exercises and vesting of RSUs and PSUs during 2023. PSUs granted in 2020 were eligible to vest in March 2023. IPG performance fell below threshold for TSR PSUs, resulting in no shares paid out for such awards. For PSUs based on the ratio of operating cash flow to adjusted net income, IPG performance resulted in a distribution of common stock at 73.8% of target.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Eugene Scherbakov	3,000	179,670	15,257	1,893,435
Timothy Mammen	—	—	6,564	818,137
Angelo Lopresti	—	—	5,505	686,143
Trevor Ness	—	—	5,412	674,552
Alexander Ovtchinnikov	—	—	5,454	679,787
(1)The value realized is based on the difference between the reported closing common stock price on the date of exercise and the exercise price of the stock option; dollar amount represents pre-tax value received on exercise.
(2)The value realized is based on the closing common stock prices on the vesting dates of service-based RSUs and PSUs; dollar amount represents pre-tax value received on vesting.

Post-Employment Compensation and Other Employment Agreements

The Company has entered into employment agreements with each of the NEOs, effective through December 31, 2024. Upon expiration, the employment agreements will automatically renew for successive one-year periods, unless the Company or a NEO provides written notice of non-renewal at least six months prior to the end of the then-current term. In the event of a change in control, the agreements would extend through the second anniversary of the change in control. The employment agreements set the annual base salaries and stipulate that the Compensation Committee may adjust the salaries annually, as noted in Compensation Discussion and Analysis - Base Salary above. The agreements entitle these executive officers to participate in bonus plans, standard insurance plans such as life, short-term disability and long-term disability insurance and retirement benefits, such as the 401(k) retirement savings plan and equity award plans described above, on similar terms and on a similar basis as such benefits are available to executives at similar levels within the Company.

Termination without "cause" or for "good reason"
If the Company terminates the employment of any of the NEOs without cause (as defined in the respective employment agreements) or any of the NEOs terminates his employment for good reason (as defined in the respective employment agreements) (such terminations are referred to below as “Involuntary Terminations”), then the NEO would receive:
•continuation of salary for twenty-four months for the CEO and eighteen months for the other NEOs;
•a pro-rata portion of the annual bonus that the NEO would have received had he remained employed through the end of the applicable bonus period, based on actual performance, provided that, with respect to any personal performance evaluation element of the annual bonus calculation, if all financial metric components meet or exceed the target level of performance, the NEO shall be deemed awarded 100% of the potential personal performance evaluation bonus; if no financial metric bonus is awarded, no personal performance evaluation bonus will be deemed awarded, and amounts in between the threshold and target levels of performance will be determined by linear interpolation (such portion based on the percentage of the year that the NEO was employed by the Company) (the "Pro-Rated Bonus");
•cash reimbursement for continuation of health benefits for up to twenty-four months for the CEO and eighteen months for the other NEOs; and
•accelerated vesting of equity compensation awards that otherwise would have vested within twelve months following the termination of employment.

Termination without "cause" or for "good reason" within 24 months following a change in control
Upon an Involuntary Termination within twenty-four months following a change in control of the Company, the NEO would be entitled to continuation of salary and reimbursement of COBRA premiums for health benefits for twenty-four months, the Pro-Rated Bonus for the year of termination plus a payment of two times the average annual bonus paid to the NEO for the three full years preceding the year of termination. Under the employment agreements, all equity awards vest fully upon an

Involuntary Termination that occurs within two years of a change in control. Upon a change in control, the term of the employment agreements would automatically be extended to the second anniversary of the change in control if such date is later than expiration of the current term.

If the total value of all payments and benefits, including any equity vesting (“total payments”), made to a NEO in connection with or on account of a change in control would result in an excise tax under the provisions of Internal Revenue Code Section 4999 (the “golden parachute tax”), the total payments will be reduced so that the maximum amount of total payments (after reduction) is $1.00 less than the amount that would cause the total payments to be subject to the golden parachute tax; provided, however, that the total payments will only be reduced to the extent that the after-tax value of amounts received by the officer after application of the above reduction would exceed the after-tax value of the total payments received without application of such reduction (so called “best after-tax treatment”).

Death
If a NEO's employment is terminated by death, the NEO will receive a Pro-Rated Bonus, and all RSUs outstanding on such date will immediately vest and all PSUs outstanding on such date will immediately vest at one hundred percent (100%) of target level.

Disability
If a NEO's employment is terminated due to "disability" (as defined in the respective employment agreement), the NEO will receive a Pro-Rated Bonus for the year of termination.

With respect to equity awards granted after July 2021, if a NEO's employment is terminated due to disability, such RSUs outstanding on such date shall immediately vest and such PSUs outstanding on such date will vest, if at all, on the vesting date set forth in the award agreement on a pro-rated basis at the actual achievement level earned at the end of the performance period.

With respect to equity awards granted prior to July 2021, if a NEO's employment is terminated due to disability, such RSUs and PSUs outstanding will immediately be forfeited as of such date.

Termination following non-renewal
If the term of the employment agreement of any of the NEOs terminates and the Company does not offer such NEO continued employment in the same or a substantially similar position or in a higher position than the NEO's position at the end of the term and at a compensation level that is the same or substantially similar to the compensation level in effect at the end of the employment period, then such NEO may resign from employment and would receive continuation of salary for twelve months and health benefits for up to twenty-four months for the CEO and twelve for the other NEOs, plus a Pro-Rated Bonus.

For Cause
Under the employment agreements, the Company would not be obligated to provide any severance payments or benefits if employment were terminated by the Company for cause or by the NEO other than for good reason.

Additional Terms
Severance payments to the NEOs are conditioned upon the release of claims by the NEO in favor of the Company. Each of the NEOs entered into a separate restrictive agreement that prohibits each from competing with the Company for a period of one year after the termination of his employment with the Company for any reason and from hiring or attempting to hire the Company’s employees or soliciting customers or suppliers of the Company for a period ending eighteen months following the termination of his employment for any reason. Each of the NEOs is entitled to receive his base salary for the period during which the Company enforces the non-competition provisions of the agreement but not for more than one year following termination of his employment.

Potential Payments upon Termination or Change in Control

The following table provides information regarding compensation and benefits that would be payable to our NEOs as of December 31, 2023, upon an Involuntary Termination absent a change in control and within twenty-four months following a change in control and upon terminations in other circumstances. The incentive plan severance was calculated using the actual amount awarded under the 2023 AIP. There can be no assurance that the event triggering payments would produce the same or similar results as those described below if such event occurs on any other date or at any other price, or if any other assumption used to estimate the potential payments and benefits is changed. Any actual payments and benefits may be different due to a number of factors that affect the nature and amount of any potential payments or benefits.

Name	Benefit	Termination Without Cause or For Good Reason ($)	Termination Without Cause or For Good Reason Following a Change in Control ($)(1)	Termination upon Death ($)	Termination following Disability ($)	Termination following Non- Renewal ($)
Eugene Scherbakov	Salary Severance and Benefits Continuation	1,741,815	1,741,815	—	—	876,925
	Incentive Plan Severance	166,491	2,188,958	166,491	166,491	166,491
	Equity Acceleration	2,141,476	8,858,926	8,858,926	5,081,011	—
	Total	4,049,782	12,789,699	9,025,417	5,247,502	1,043,416
Timothy Mammen	Salary Severance and Benefits Continuation	853,294	1,137,726	—	—	568,863
	Incentive Plan Severance	102,353	1,139,953	102,353	102,353	102,353
	Equity Acceleration	769,259	3,031,522	3,031,522	1,717,248	—
	Total	1,724,906	5,309,201	3,133,875	1,819,601	671,216
Angelo Lopresti	Salary Severance and Benefits Continuation	728,250	971,000	—	—	485,500
	Incentive Plan Severance	92,245	1,016,912	92,245	92,245	92,245
	Equity Acceleration	637,709	2,506,514	2,506,514	1,418,690	—
	Total	1,458,204	4,494,426	2,598,759	1,510,935	577,745
Trevor Ness	Salary Severance and Benefits Continuation	760,894	1,014,526	—	—	507,263
	Incentive Plan Severance	90,649	1,014,116	90,649	90,649	90,649
	Equity Acceleration	626,764	2,467,548	2,467,548	1,394,160	—
	Total	1,478,307	4,496,190	2,558,197	1,484,809	597,912
Alexander Ovtchinnikov	Salary Severance and Benefits Continuation	748,344	997,791	—	—	498,896
	Incentive Plan Severance	91,390	1,007,523	91,390	91,390	91,390
	Equity Acceleration	631,775	2,483,395	2,483,395	1,405,593	—
	Total	1,471,509	4,488,709	2,574,785	1,496,983	590,286
(1)Equity acceleration is calculated at the full value of service-based RSUs. For PSUs tied to performance period ending on December 31, 2023, the actual number of PSUs earned was used in the calculation; for PSUs tied to performance beyond 2023, the target number of PSUs was used in the calculations.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about the beneficial ownership of our common stock as of April 22, 2024 by:
•each NEO,
•each person who is a director or nominee,
•all executive officers and directors as a group and
•each person or entity known by us to own beneficially more than five percent of our common stock.

Percentage of beneficial ownership is based on 45,568,197 shares of common stock outstanding as of April 22, 2024.

Name(1)	Shares Owned	Right to Acquire Shares within 60 Days	Total Beneficial Ownership(2)	Percent
Gregory Beecher	1,905	1,094	2,999	*
Michael Child(3)	56,915	19,266	76,181	*
Jeanmarie Desmond	3,116	2,188	5,304	*
Gregory Dougherty	6,929	5,447	12,376	*
Kolleen Kennedy	—	—	—	*
Angelo Lopresti(4)(5)	9,077,466	32,032	9,109,498	20.0%
Timothy Mammen	51,682	15,296	66,978	*
Eric Meurice	14,303	13,554	27,857	*
Trevor Ness	17,087	11,901	28,988	*
Alexander Ovtchinnikov	57,538	20,325	77,863	*
Natalia Pavlova(6)	934,983	18,350	953,333	2.1%
John Peeler	6,771	9,764	16,535	*
Eugene Scherbakov(4)(7)	15,694,259	59,884	15,754,143	34.5%
Agnes Tang	1,575	2,188	3,763	*
All executive officers and directors as a group (15 persons)	17,188,319	211,289	17,399,608	38.0%
Other >5% Stockholders
IQ EQ Trust Company, U.S., LLC(4)(8)	8,736,210	—	8,736,210	19.2%
Valentin Gapontsev Trust I(8)	7,209,599	—	7,209,599	15.8%
IP Fibre Devices (UK) Ltd.(1)(7)	6,914,004	—	6,914,004	15.2%
First Eagle Investment Management, LLC(9)	4,257,637	—	4,257,637	9.3%
The Vanguard Group(10)	3,044,812		3,044,812	6.7%
BlackRock, Inc.(11)	2,761,451	—	2,761,451	6.1%
*    Less than 1.0%
(1)The contact address for each person or entity is in care of IPG Photonics Corporation, 377 Simarano Drive, Marlborough, Massachusetts 01752.
(2)In accordance with SEC rules, beneficial ownership includes any shares for which a person or entity has sole or shared voting power or investment power and any shares for which the person or entity has the right to acquire beneficial ownership within 60 days after April 1, 2024 through the exercise of any option or the vesting of RSUs or PSUs.
(3)Includes 3,274 shares held in the name of Jewell Partners LLC, in which Mr. Child is partial owner and Managing Member, and 1,638 shares held by TA Money Purchase Plan for the benefit of Mr. Child.
(4)Includes (a) 7,209,599 shares owned of record by Valentin Gapontsev Trust I (“Gapontsev Trust I”), (b) 626,891 shares beneficially owned by Valentin Gapontsev Trust II (“Gapontsev Trust II”), and (c) 899,720 shares beneficially owned by Valentin Gapontsev Trust III (“Gapontsev Trust III”), because such person and entity is a trustee of each trust. Gapontsev Trust I, Gapontsev Trust II and Gapontsev Trust III were formed by the late founder of the Company and former Executive Chairman of the Board, Valentin Gapontsev.
(5)Mr. Lopresti is one of three trustees of the Valentin Gapontsev Trust Agreement, a trust formed by Valentin Gapontsev. In such role, he shares voting, investment and disposal powers with two other trustees who have no relationship to the Company. Consequently, he may be deemed the beneficial owner of 298,638 shares owned by such trust. Mr. Lopresti disclaims beneficial ownership of the shares held by such trust.
(6)Ms. Pavlova is the wife of Dr. Igor Samartsev, the Company's Senior Vice President, Chief Scientist. Under SEC rules, the shares beneficially owned by each are deemed to be beneficially owned by the other. Also includes 10,000 shares held by Ms. Pavlova’s mother. Ms. Pavlova and Dr. Samartsev disclaim beneficial ownership of such shares.
(7)Dr. Scherbakov is the sole managing director of IPFD and has sole voting and investment power with respect to the shares held of record by IPFD. The following officers and directors of the Company or related parties have economic interests in IPFD: Gapontsev Trust I (48%), Mr. Samartsev (8%), Dr. Scherbakov (8%), the Estate of Valentin Gapontsev (3%) and Gapontsev Trust III (2%). Ms. Pavlova and Mr. Lopresti are personal representatives of the Estate of Valentin Gapontsev. Each such person and entity (other than Dr. Scherbakov) does not possess voting or investment power with respect to such interest and each disclaims beneficial ownership of the shares held by IPFD except to the extent of his or its economic interest therein.

(8)The address of the entity is 3 Executive Park Drive, Suite 302, Bedford, NH 03110. Based solely on a Schedule 13D/A filed with the SEC on January 4, 2024.
(9)The address of First Eagle Investment Management, LLC is 1345 Avenue of Americas 48th Floor New York, NY 10105. Based solely on a Schedule 13G/A filed with the SEC on February 8, 2024.
(10)The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, PA 19355. Based solely on a Schedule 13G/A filed with the SEC on February 13, 2024.
(11)The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055. Based solely on a Schedule 13G filed with the SEC on January 29, 2024.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Board adopted a written related person transaction policy that requires the NCGC to approve or ratify any transaction or series of transactions exceeding $120,000 in which our Company is a participant and any related person has a direct or indirect material interest (other than solely as a result of being a director or trustee or less than 10% owner of another entity) ("Related Party Transactions"). Related persons include our directors, director nominees and officers and their immediate family members and persons sharing their households. It also includes persons controlling more than 5% of our outstanding common stock. Subject to certain exceptions in the policy, related parties are required to notify the NCGC of the Related Party Transaction for an assessment of whether the transaction or proposed transaction should be permitted. Management also has established procedures for monitoring transactions that could be subject to approval or ratification under the Related Party Transactions policy.

In deciding whether to approve or ratify the Related Party Transaction, the NCGC considers relevant facts and circumstances. The committee takes into account, among other factors, whether the transaction is on terms no more favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction. Once a Related Party Transaction has been identified, the NCGC reviews all of the relevant facts and circumstances and approves or disapproves entry into the transaction. Members of the NCGC having an interest in a transaction excuse themselves for the consideration and approval of the transaction in which they have an interest. Certain transactions are exempt from the policy including compensation paid by the Company for service as a director or an officer which is approved by the Compensation Committee or the Board.

Pursuant to our Corporate Governance Guidelines, we expect each of our directors to ensure that other existing and future commitments do not conflict with or materially interfere with his or her service as a director. In addition, directors are required to inform the chair of the NCGC and the Chair of the Board prior to joining the board of another public company to ensure that any potential conflicts, excessive time demands or other issues are carefully considered.

The NCGC reviewed and approved the following Related Party Transaction for 2023 in compliance with our policy:
•From time to time, certain institutional investors may become beneficial owners of 5% or more of the voting securities of the Company and, as a result, are considered a related person under the policy. These organizations may provide services to the Company or its benefit plans. In 2023, participants in our 401(k) Retirement Plan paid approximately $120,912 in fees to affiliates of The Vanguard Group representing expense ratios associated with the Vanguard investment funds in the 401(k) Retirement Plan.
Director Independence
Eight of our ten director nominees are independent as defined by Nasdaq and SEC rules. Nasdaq listing standards governing independence require that a majority of the members of the Board be independent as defined by Nasdaq. Also, our Corporate Governance Guidelines require that a majority of the Board members be independent. Our Corporate Governance Guidelines also require that an independent director must have no material relationship with the Company, directly or indirectly, that might interfere with the exercise of independent judgment in the performance of director responsibilities.
The NCGC conducted its annual review of the independence of the directors (and director nominees) in March 2024, taking into account relevant facts and circumstances, and reported its findings to the full Board. The NCGC determines independence on the basis of the standards specified by Nasdaq, the additional standards referenced in our Corporate Governance Guidelines, and other facts and circumstances the Board considers relevant. During this review, the NCGC examined all direct and indirect transactions or relationships between the Company or any of its subsidiaries and each current independent director and any immediate family member of the independent director and determined that no material relationships with the Company existed during 2023 or to date in 2024. On the basis of this review, the NCGC determined that each of the following directors qualifies as an independent director as defined in Nasdaq guidelines, SEC rules and under our Corporate Governance Guidelines: Gregory Beecher, Michael Child, Jeanmarie Desmond, Kolleen Kennedy, Gregory Dougherty, Eric Meurice, John Peeler and Agnes Tang. Additionally, the Board determined that each member of the Audit Committee and the Compensation Committee meets the independence standards specific for members of such committees under Nasdaq guidelines and SEC rules. Ms.

Pavlova is not considered independent because she is the spouse of Dr. Igor Samartsev, an executive officer of the Company. Dr. Eugene Scherbakov, our CEO, is not independent.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The fees for services provided by Deloitte & Touche LLP, member firm of Deloitte Touche Tohmatsu, and their respective affiliates, currently serves as our independent registered public accounting firm and audited our consolidated financial statements for the year ended December 31, 2023, to the Company were:

	Fees
Fee Category	2023	2022
Audit fees	$2,529,772	$2,367,800
Audit-related fees	—	—
Tax fees	—	159,320
All other fees	1,895	1,895
Total Fees	$2,531,667	$2,529,015

Audit fees. These fees comprise fees for professional services rendered in connection with the audit of the Company’s consolidated financial statements that are customary under auditing standards generally accepted in the United States. Audit fees also include fees for the audits of statutory financial statements, consents and reviews related to SEC filings and quarterly services with respect to the preparation of our unaudited quarterly financial statements.
Audit-related fees. These fees comprise fees for services that are reasonably related to the performance of the audit or review of the Company’s financial statements.
Tax fees. Fees for tax services consist of fees for tax compliance services and tax planning and advice services. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute and obtain government approval for amounts to be included in tax filings. Tax planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result.
All other fees. These are fees for any services not included in the other three categories.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services. The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services and tax services as well as specifically designated non-audit services that, in the opinion of the Audit Committee, will not impair the independence of the independent registered public accounting firm. Pre-approval is generally provided for each fiscal year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and our management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, including the fees for the services performed to date. In addition, the Audit Committee also may pre-approve particular services on a case-by-case basis, as required. All of the services performed by Deloitte & Touche LLP in 2023 were pre-approved by the Audit Committee.
PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

b. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2024.

IPG PHOTONICS CORPORATION

By:	/s/ Eugene A. Scherbakov
Eugene A. Scherbakov Chief Executive Officer and Director (Principal Executive Officer)