Form 10-Q
period 2024-03-31
IPG PHOTONICS CORP
filed 2024-04-30
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of April 29, 2024, there were 45,568,197 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$496,452	$514,674
Short-term investments	643,655	662,807
Accounts receivable, net	184,012	219,053
Inventories	431,899	453,874
Prepaid income taxes	24,530	26,038
Prepaid expenses and other current assets	49,071	38,208
Total current assets	1,829,619	1,914,654
Deferred income taxes, net	84,452	88,788
Goodwill	38,351	38,540
Intangible assets, net	24,802	26,234
Property, plant and equipment, net	585,751	602,257
Other assets	35,461	28,425
Total assets	$2,598,436	$2,698,898
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,675	$28,618
Accrued expenses and other current liabilities	163,011	181,350
Income taxes payable	2,441	4,893
Total current liabilities	192,127	214,861
Other long-term liabilities and deferred income taxes	65,589	68,652
Total liabilities	257,716	283,513
Commitments and contingencies (Note 10)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 56,521,438 and 45,566,746 shares issued and outstanding, respectively, at March 31, 2024; 56,317,438 and 46,320,671 shares issued and outstanding, respectively, at December 31, 2023.	6	6
Treasury stock, at cost, 10,954,692 and 9,996,767 shares held at March 31, 2024 and December 31, 2023, respectively.	(1,251,121)	(1,161,505)
Additional paid-in capital	1,002,600	994,020
Retained earnings	2,819,493	2,795,394
Accumulated other comprehensive loss	(230,258)	(212,530)
Total IPG Photonics Corporation equity	2,340,720	2,415,385
Total liabilities and equity	$2,598,436	$2,698,898
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Net sales	$252,009	$347,174
Cost of sales	154,473	200,236
Gross profit	97,536	146,938
Operating expenses:
Sales and marketing	22,998	21,088
Research and development	29,381	22,770
General and administrative	31,158	30,128
Gain on sale of assets	(6,776)	—
Restructuring charges, net	—	181
Loss (gain) on foreign exchange	1,675	(2,655)
Total operating expenses	78,436	71,512
Operating income	19,100	75,426
Other income, net:
Interest income, net	14,177	7,533
Other income, net	325	331
Total other income	14,502	7,864
Income before provision for income taxes	33,602	83,290
Provision for income taxes	9,503	23,155
Net income attributable to IPG Photonics Corporation common stockholders	$24,099	$60,135
Net income attributable to IPG Photonics Corporation per common share:
Basic	$0.52	$1.26
Diluted	$0.52	$1.26
Weighted average common shares outstanding:
Basic	45,960	47,542
Diluted	46,175	47,776
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net income	$24,099	$60,135
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(17,728)	481
Unrealized loss on derivatives	—	(89)
Total other comprehensive (loss) income	(17,728)	392
Comprehensive income attributable to IPG Photonics Corporation	$6,371	$60,527

See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$24,099	$60,135
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,214	17,889
Deferred income taxes	4,044	16,106
Stock-based compensation	9,738	9,576
Unrealized gain on foreign currency transactions	(708)	(1,877)
Provisions for inventory, warranty and bad debt	14,761	17,214
Amortization of premium/discount on investments	(7,218)	(5,316)
Other	(5,713)	1,072
Changes in assets and liabilities that provided (used) cash, net of acquisitions:
Accounts receivable	32,305	(24,642)
Inventories	1,498	(8,989)
Prepaid expenses and other assets	(7,343)	(10,419)
Accounts payable	274	(4,600)
Accrued expenses and other liabilities	(26,230)	(19,120)
Income and other taxes payable	(1,125)	(9,749)
Net cash provided by operating activities	54,596	37,280
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(28,052)	(33,404)
Proceeds from sales of property, plant and equipment	25,262	1,600
Purchases of short-term investments	(226,521)	(343,820)
Proceeds from short-term investments	252,890	279,499
Other	157	107
Net cash provided by (used in) investing activities	23,736	(96,018)
Cash flows from financing activities:
Principal payments on long-term borrowings	—	(298)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	(1,158)	(3,844)
Purchase of treasury stock, at cost	(89,616)	(113,094)
Net cash used in financing activities	(90,774)	(117,236)
Effect of changes in exchange rates on cash and cash equivalents	(5,780)	(1,098)
Net decrease in cash and cash equivalents	(18,222)	(177,072)
Cash and cash equivalents — Beginning of period	514,674	698,209
Cash and cash equivalents — End of period	$496,452	$521,137
Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$525
Cash paid for income taxes	$8,005	$19,203
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$1,736	$1,499
Inventory transferred to (from) machinery and equipment	$498	$(554)
Additions to property, plant and equipment included in accounts payable	$1,708	$1,109
Leased assets obtained in exchange for new operating lease liabilities	$2,418	$457
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2024	46,320,671	$6	(9,996,767)	$(1,161,505)	$994,020	$2,795,394	$(212,530)	$2,415,385
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	204,000	—	—	—	(1,158)	—	—	(1,158)
Purchased common stock	(957,925)	—	(957,925)	(89,616)	—	—	—	(89,616)
Stock-based compensation	—	—	—	—	9,738	—	—	9,738
Net income	—	—	—	—	—	24,099	—	24,099
Foreign currency translation adjustments and other	—	—	—	—	—	—	(17,728)	(17,728)
Balance, March 31, 2024	45,566,746	$6	(10,954,692)	$(1,251,121)	$1,002,600	$2,819,493	$(230,258)	$2,340,720

Balance, January 1, 2023	48,138,257	$6	(7,879,415)	$(938,009)	$951,371	$2,576,516	$(204,524)	$2,385,360
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	166,063	—	—	—	(3,844)	—	—	(3,844)
Purchased common stock	(998,769)	—	(998,769)	(113,094)	—	—	—	(113,094)
Stock-based compensation	—	—	—	—	9,576	—	—	9,576
Net income	—	—	—	—	—	60,135	—	60,135
Foreign currency translation adjustments and other	—	—	—	—	—	—	481	481
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	(89)	(89)
Balance, March 31, 2023	47,305,551	$6	(8,878,184)	$(1,051,103)	$957,103	$2,636,651	$(204,132)	$2,338,525
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by IPG Photonics Corporation, or "IPG", "its" or the "Company". Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
In the opinion of the Company's management, the financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results reported in these condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
Accounts Receivable and Allowance for Credit Losses — The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an estimate of expected credit losses over the life of outstanding receivables. The estimate involves an assessment of customer creditworthiness, historical payment experience, an assumption of future expected credit losses, and the age of outstanding receivables.
Activity related to the allowance for doubtful accounts was as follows:

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$1,763	$2,639
Provision for bad debts, net of (recoveries)	93	(209)
Uncollectible accounts written off	(25)	(50)
Foreign currency translation	(14)	(17)
Balance, end of period	$1,817	$2,363
Comprehensive Income — Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive income is the cumulative foreign currency translation adjustment and unrealized gains or losses on derivatives. These adjustments are accumulated within the condensed consolidated statements of comprehensive income.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Total components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments and other	Unrealized gain (loss) on derivatives, net of tax	Total
Balance, January 1, 2024	$(212,530)	$—	$(212,530)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other, net of tax benefit of $33	(17,728)	—	(17,728)
Total other comprehensive loss	(17,728)	—	(17,728)
Balance, March 31, 2024	$(230,258)	$—	$(230,258)

Balance, January 1, 2023	$(204,676)	$152	$(204,524)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other, net of tax expense of $35	481	—	481
Unrealized loss on derivatives, net of tax benefit of $26	—	(89)	(89)
Total other comprehensive income (loss)	481	(89)	392
Balance, March 31, 2023	$(204,195)	$63	$(204,132)
Subsequent Events — The Company has considered the impact of subsequent events through the filing date of these financial statements. There were no events through the filing date of these financial statements required to be disclosed.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Pronouncements — In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis. Under the new guidance an entity is required to disclose the title and position of the chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU also requires that an entity that has a single reportable segment provide all the disclosures required by this ASU and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard during fiscal year 2024, and will start disclosing the required information in fiscal year ending December 31, 2024. The Company does not expect this standard to have a material impact.
Pronouncements Currently Under Evaluation — In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires an entity on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The guidance also requires an entity to disclose on an annual basis information about income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this ASU and does not expect this standard will have a material impact.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Sales are derived from products for different applications: fiber lasers, diode lasers, systems and accessories for materials processing; fiber lasers, diodes and amplifiers for advanced applications; and fiber lasers, systems and fibers for medical applications.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following tables represent a disaggregation of revenue from contracts with customers:

	Three Months Ended March 31,
	2024	2023
Sales by Application
Materials processing	$226,365	$312,969
Other applications	25,644	34,205
Total	$252,009	$347,174

Sales by Product
High Power Continuous Wave ("CW") Lasers	$90,793	$154,034
Medium Power CW Lasers	16,214	13,839
Pulsed Lasers	34,819	56,147
Quasi-Continuous Wave ("QCW") Lasers	15,791	11,282
Laser and Non-Laser Systems	37,503	41,384
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	56,889	70,488
Total	$252,009	$347,174

Sales by Geography
North America	$63,964	$76,080
Europe:
Germany	20,019	19,833
Other Europe	59,497	80,420
Asia:
China	62,730	101,287
Japan	16,698	21,618
Other Asia	24,978	43,654
Rest of World	4,123	4,282
Total	$252,009	$347,174

Timing of Revenue Recognition
Goods and services transferred at a point in time	$242,527	$333,125
Goods and services transferred over time	9,482	14,049
Total	$252,009	$347,174
One of the Company's customers accounted for 21% and 14% of the Company's net accounts receivable as of March 31, 2024 and December 31, 2023, respectively.
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
The following table reflects the changes in the Company's contract assets and liabilities for the three months ended March 31, 2024 and 2023:

	March 31,	January 1,		March 31,	January 1,
	2024	2024	Change	2023	2023	Change
Contract assets
Contract assets	$10,996	$9,383	$1,613	$13,806	$8,620	$5,186
Contract liabilities
Contract liabilities - current	60,171	69,219	(9,048)	82,903	80,068	2,835
Contract liabilities - long-term	2,732	2,851	(119)	3,020	3,142	(122)
During the three months ended March 31, 2024 and 2023 the Company recognized revenue of $30,500 and $29,012, respectively, that was included in contract liabilities at the beginning of each period.
The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of March 31, 2024:

	Remaining Performance Obligations
	2024 (a)	2025	2026	2027	2028	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$2,398	$1,447	$927	$603	$133	$53	$5,561
Revenue to be earned over time from contracts to sell large scale materials processing systems	14,385	2,200	—	—	—	—	16,585
Total	$16,783	$3,647	$927	$603	$133	$53	$22,146
(a) For the nine-month period beginning April 1, 2024.
4. FAIR VALUE MEASUREMENTS
The Company's financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, and revolving lines of credit.
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
The fair value of money market fund deposits, cash equivalent term deposits, accounts receivable, accounts payable and drawings on revolving lines of credit is reasonably close to their carrying amounts due to the short maturity of most of these instruments or as a result of the competitive market interest rates, which have been negotiated. The fair value of the Company's commercial paper, corporate bonds, U.S. Treasury and agency obligations and term deposits are based on Level 2 inputs.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the condensed consolidated balance sheets:

	Fair Value Measurements at March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$142,100	$142,100	$—	$—
Term deposits	74,346	—	74,346	—
Corporate bonds	6,736	—	6,736	—
Total cash equivalents	223,182	142,100	81,082	—
Short-term investments:
Commercial paper	282,078	—	282,078	—
Corporate bonds	227,995	—	227,995	—
U.S. Treasury and agency obligations	130,150	—	130,150	—
Term deposits	3,048	—	3,048	—
Total short-term investments	643,271	—	643,271	—
Total	$866,453	$142,100	$724,353	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$171,632	$171,632	$—	$—
Term deposits	83,965	—	83,965	—
Corporate bonds	23,516	—	23,516	—
Commercial paper	6,369	—	6,369	—
Total cash equivalents	285,482	171,632	113,850	—
Short-term investments:
Commercial paper	244,571	—	244,571	—
Corporate bonds	243,915	—	243,915	—
U.S. Treasury and agency obligations	171,316	—	171,316	—
Term deposits	3,009	—	3,009	—
Total short-term investments	662,811	—	662,811	—
Total	$948,293	$171,632	$776,661	$—
There were no impairments for the investments considered held-to-maturity during the quarters ended March 31, 2024 and 2023. There were no current expected credit loss allowances for the investments considered held-to-maturity at March 31, 2024 and 2023. The Company holds highly-rated held-to-maturity instruments that are within one year of maturity.
The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	March 31, 2024		December 31, 2023
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$643,655	$643,271	$662,807	$662,811

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
5. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2024	2023
Components and raw materials	$249,123	$263,652
Work-in-process	43,380	47,997
Finished goods	139,396	142,225
Total	$431,899	$453,874
The Company recorded inventory provisions totaling $12,842 and $12,096 for the three months ended March 31, 2024 and 2023, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials, work-in-process and finished goods.
6. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill:

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$38,540	$38,325
Foreign exchange adjustment	(189)	63
Balance, end of period	$38,351	$38,388
Intangible assets, subject to amortization, consisted of the following:

	March 31, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$48,161	$(26,861)	$21,300	11 years	$48,216	$(25,973)	$22,243	11 years
Technology, trademark and trade name	29,828	(26,326)	3,502	7 years	29,903	(25,960)	3,943	7 years
Production know-how	9,122	(9,122)	—	7 years	9,155	(9,155)	—	7 years
Patents	8,034	(8,034)	—	8 years	8,035	(7,987)	48	8 years
Total	$95,145	$(70,343)	$24,802		$95,309	$(69,075)	$26,234
Amortization expense for the three months ended March 31, 2024 and 2023 was $1,425 and $2,021, respectively. The estimated future amortization expense for intangibles for the remainder of 2024 and subsequent years is as follows:

2024 (a)	2025	2026	2027	2028	Thereafter	Total
$4,129	$4,977	$4,217	$4,005	$3,632	$3,842	$24,802
(a) For the nine-month period beginning April 1, 2024.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
7. OTHER LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2024	2023
Contract liabilities	$60,171	$69,219
Accrued compensation	55,322	67,053
Current portion of accrued warranty	25,916	27,283
Short-term lease liabilities	4,574	4,597
Other	17,028	13,198
Total	$163,011	$181,350
Other long-term liabilities and deferred income taxes consist of the following:

	March 31,	December 31,
	2024	2023
Accrued warranty	$17,718	$19,926
Transition tax related to 2017 U.S. tax reform act	11,009	11,009
Long-term lease liabilities	14,324	13,664
Unrecognized tax benefits	15,252	17,176
Deferred income taxes	1,507	1,508
Other	5,779	5,369
Total	$65,589	$68,652
8. PRODUCT WARRANTIES
The Company typically provides one to five years parts and service warranties on lasers, laser and non-laser systems, and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
Activity related to the warranty accrual was as follows:

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$47,209	$52,862
Provision for warranty accrual	1,680	4,375
Warranty claims	(4,568)	(3,798)
Foreign currency translation	(687)	400
Balance, end of period	$43,634	$53,839
Accrued warranty reported in the accompanying condensed consolidated financial statements as of March 31, 2024 and December 31, 2023 consist of $25,916 and $27,283 in accrued expenses and other current liabilities, respectively, and $17,718 and $19,926 in other long-term liabilities and deferred income taxes, respectively.
9. FINANCING ARRANGEMENTS
Revolving Line of Credit Facilities:
The Company maintains a $75,000 U.S. revolving line of credit, which is available to certain foreign subsidiaries and allows for borrowings in the local currencies of those subsidiaries. At March 31, 2024 and December 31, 2023, there were no amounts drawn on the U.S. line-of-credit, and there were $2,711 and $2,487, respectively, of guarantees issued against the facility, which reduce the amount of the facility available to draw. After providing for the guarantees used, the remaining

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
availability under this line was $72,289 at March 31, 2024. In addition, the Company maintains Euro lines of credit facilities with a total principal amount of €6,500 ($7,014 as of March 31, 2024), which are available to certain European subsidiaries.
10. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in legal disputes and other proceedings in the ordinary course of its business. These matters may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of March 31, 2024 and through the filing date of these condensed consolidated financial statements, the Company is aware of no ongoing legal proceedings that management estimates could have a material effect on the Company's Condensed Consolidated Financial Statements.
11. INCOME TAXES
The effective tax rates were 28.3% and 27.8% for the three months ended March 31, 2024 and 2023, respectively. There was a net discrete tax detriment of $1,997 for the three months ended March 31, 2024 and a net discrete tax detriment of $1,972 for the three months ended March 31, 2023. The detriment in 2024 relates primarily to the increase in tax expense for equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes. This item was partially offset by a decrease in uncertain tax positions due to the conclusion of tax audits. There was a similar but smaller detriment for equity base compensation in 2023.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes. The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The following is a summary of the activity of the Company’s unrecognized tax benefits for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$17,176	$15,841
Change in prior period positions	(2,000)	42
Additions for tax positions in current period	76	—
Foreign currency translation	—	(78)
Balance, end of period	$15,252	$15,805
The liability for uncertain tax benefits is included in other long-term liabilities and deferred income taxes at March 31, 2024 and December 31, 2023. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate, if recognized.
12. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER COMMON SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per common share following the treasury stock method:

	Three Months Ended March 31,
	2024	2023
Net income attributable to IPG Photonics Corporation common stockholders	$24,099	$60,135
Basic weighted average common shares	45,960,476	47,542,071
Dilutive effect of common stock equivalents	214,042	234,050
Diluted weighted average common shares	46,174,518	47,776,121
Basic net income attributable to IPG Photonics Corporation per common share	$0.52	$1.26
Diluted net income attributable to IPG Photonics Corporation per common share	$0.52	$1.26
The computation of diluted weighted average common shares excludes common stock equivalents including non-qualified stock options, performance stock units ("PSUs"), restricted stock units ("RSUs") and employee stock purchase plan

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
("ESPP") because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Non-qualified stock options	592,393	543,408
Restricted stock units	239,769	346,729
Performance stock units	—	30,860
Employee stock purchase plan	9,126	—
Total weighed average anti-dilutive shares outstanding	841,288	920,997
On February 13, 2024, the Company announced that its Board of Directors has authorized the purchase of up to $300,000 of IPG common stock. This authorization is in addition to the Company's stock repurchase programs authorized in May 2023.
For the three months ended March 31, 2024, the Company repurchased 957,925 under the May 2023 authorization with a weighted average price of $92.73 per share in the open market. The impact on the reduction of weighted average shares for the three months ended March 31, 2024 was 436,884 shares.

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
Overview
We develop, manufacture and sell high-performance fiber lasers and diode lasers that are used for diverse applications, primarily in materials processing. We also manufacture and sell complementary products used with our lasers including optical delivery cables, fiber couplers, beam switches, optical processing heads, in-line sensors and chillers. In addition, we offer laser-based and non-laser based systems for certain markets and applications. Our portfolio of laser solutions is used in materials processing, medical, advanced applications and communications. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally, primarily through our direct sales force. Our major manufacturing facilities are located in the United States and Germany. In response to the risks from the Russia-Ukraine conflict, we have substantially reduced our reliance on our Russian operations, and have ceased new investments in our Russian and Belarus operations. We have and will continue to expand our manufacturing operations in Germany and the United States, and have added manufacturing capacity in Poland and expanded capacity in Italy to meet the demand for our products and our sales and support needs. We have sales and service offices and applications laboratories worldwide.
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
On April 30, 2024, we announced that Mark Gitin has been appointed Chief Executive Officer effective June 5, 2024. Dr. Gitin will succeed Dr. Eugene Scherbakov who will remain a member of the Board of Directors and will serve as an advisor to Dr. Gitin. Dr. Gitin has more than 30 years of experience in the lasers and optics sector, most recently overseeing the Photonics Solutions Division at MKS Instruments.
Factors and Trends That Affect Our Operations and Financial Results
In reading our financial statements, you should be aware of the following factors and trends that our management believes are important in understanding our financial performance.
Russia-Ukraine Conflict. The Russia-Ukraine conflict and the sanctions imposed in response to this crisis have significantly curtailed our ability to use our manufacturing operations in Russia to supply other IPG operations outside of Russia. The conflict and the risk of additional sanctions has also increased the levels of uncertainty and risks facing the Company due to our manufacturing operations in Belarus. Since the start of the conflict, we have been executing on plans to reduce our reliance on our Russia and Belarus operations by adding capacity in other countries, increasing inventories worldwide and qualifying third-party suppliers. Since 2022, we have been hiring and training additional employees, expanding capacity for increased production, running additional shifts in the U.S. and Germany and adding additional manufacturing capacity in Italy and Poland.
We believe the contingency measures outlined above that we have already put in place mitigate substantially all the effects of the sanctions on our ability to supply finished products to customers. If we have not fully mitigated the effect of these and other trade restrictions, or if new sanctions are adopted, our ability to supply finished products to customers could be impacted. Although we believe our contingency plans mitigate the risk of our ability to supply customers with finished product, these plans require additional investments in facilities outside of Russia and Belarus in the near term as well as additional ongoing operating costs, primarily associated with the higher cost of labor outside of Russia and Belarus. While we have sufficient financial resources to make these investments and expenditures, our gross margins and financial results have been and will be adversely impacted by increased operating costs associated with these transitions. Over time, we intend to mitigate some of these increases by producing components in countries with lower labor costs than the United States and Germany, with ongoing product expense reduction initiatives, higher productivity from automation, improved yields and product specifications. We are also continuing to review our operations in Russia and Belarus. For additional information regarding the risks and potential impacts of the Russia-Ukraine conflict, see “Risk Factors – The ongoing conflict between Russia and

Ukraine may adversely affect our business and results of operations” in Item 1A of Part I of Form 10-K for the year ended December 31, 2023.
We evaluated the recoverability of certain assets located in Russia during the fourth quarter of 2022 and incurred impairment charges that reduced the value of fixed assets, inventory and other current assets. We also incurred restructuring charges in 2022 and 2023. As of December 31, 2023, we have substantially completed the restructuring program in Russia.
Sales to third-parties in Russia were approximately 4% of our revenue for the first quarter of 2024, and 3% for the full year ended December 31, 2023. Our Russian subsidiary has historically supplied finished goods for our China market. Sanctions have limited our ability to provide components to Russia for the completion of finished lasers. Although our Russian operation has built safety stock in anticipation of this situation, we are also producing more finished lasers for China at other IPG locations. The total value of product shipped to the Chinese market from Russia was approximately $3.8 million for the three months ended March 31, 2024 and $15.8 million for the full year ended December 31, 2023.
At March 31, 2024, we had working capital excluding cash and cash equivalents of $29.1 million in Russia of which $22.2 million is inventory. We had $73.6 million of cash and cash equivalents in Russia. The net asset value of our Russian subsidiary was $104.5 million. In addition to the impairment charges referenced above, the net value of assets in Russia has been reduced by $141.6 million due to the cumulative translation effect of the Russian ruble compared to the U.S. dollar, which is included in the accumulated other comprehensive loss component of stockholders' equity. Depending upon the outcome of our review of our Russian operations, we may incur additional asset impairment charges and the other comprehensive loss that is currently in the equity section of our condensed consolidated balance sheets may be charged to our condensed consolidated statements of income.
We continue to manufacture laser cabinets and other mechanical components in Belarus. Trade sanctions to date have not significantly affected our ability to supply these items from Belarus to other manufacturing locations. The value of the long lived assets in Belarus was $30.6 million at March 31, 2024, and we had working capital excluding cash of $3.9 million in Belarus of which $3.8 million is inventory. In addition, we had $3.5 million of cash in Belarus. If additional sanctions are imposed on Belarus or Belarus places restrictions on our operations there, it could trigger an asset impairment evaluation and may result in impairment charges in the future.
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
Supply Chain. Because of disruptions to our supply chain caused by the COVID-19 pandemic and Russia-Ukraine related sanctions, we increased our inventory safety stocks and placed non-cancellable orders for long lead time items. These caused our inventory levels and our days inventory on hand to increase. Our ability to reduce inventory will depend on sales volume and demand for the items we have on stock. If inventory on hand becomes excess or obsolete, our inventory reserves may increase. We may also be affected by changes in freight costs as a result of other global supply chain disruptions that may occur from time to time.
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
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive including electric vehicles ("EV"), other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 90% of our revenues for both the first quarter of 2024 and the full fiscal year of 2023 were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.

In response to inflation in recent years, some global central banks have adopted less accommodating monetary policy and have increased benchmark interest rates in several major global economies. The increase in interest rates is intended to dampen demand that could lead to regional or global recession that may reduce demand for our products. In addition, an increase in interest rates would increase the cost of equipment financed with leases or debt. If inflation starts to moderate in 2024, global central banks may adopt more accommodating monetary policy and reduce benchmark interest rates.
In recent years, our net sales and margins have been negatively impacted by tariffs and trade policy. New tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments.
We are also susceptible to global or regional disruptions such as political instability, geopolitical conflicts, acts of terrorism, significant fluctuations in currency values, natural disasters and pandemics to the extent that they affect macroeconomic conditions, global supply chains or individual IPG locations.
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
•Changes in relative exchange rates between currencies we receive when selling our products and currencies we use to pay our manufacturing expenses; and finally,
•Our gross margin from products on new manufacturing lines can be lower due to production inefficiencies and high scrap costs.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $12.8 million and $12.1 million for the three months ended March 31, 2024 and 2023, respectively.
Selling and general and administrative expenses. In the past, we invested in selling and general and administrative costs in order to support continued growth in the Company. As the secular shift to fiber laser technology matures, our sales growth becomes more susceptible to the cyclical trends typical of capital equipment manufacturers. Accordingly, our future management of and investments in selling and general and administrative expenses will also be influenced by these trends, although we may still invest in selling or general and administrative functions to support certain initiatives even in economic down cycles. Certain general and administrative expenses are not related to the level of sales and may vary quarter to quarter based primarily upon the level of acquisitions, litigation and project related consulting expenses.
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
Goodwill and long-lived assets impairments. We review our intangible assets and property, plant and equipment for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates, lack of growth in our relevant business units, differences in the estimated product acceptance rates, or market prices below the carrying value of long-lived assets evaluated for sale could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets. We have long-lived assets in Belarus with a carrying value of $30.6 million. If sanctions increase or if the geopolitical situation changes such that we can no longer use Belarus as a source of supply for our laser cabinets and other mechanical components, we may need to evaluate those assets for impairment, which may result in impairment charges.
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
Foreign exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S. and Germany) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the euro, the Russian ruble, the Chinese yuan and Japanese yen have had and could have an additional significant impact on our sales, costs and earnings. For the quarter ended March 31, 2024, the foreign exchange loss was primarily created by the depreciation of the Chinese yuan as compared to the U.S. dollar. Our European and Russian subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Income taxes. We are evaluating the impact of countries adopting tax legislation in accordance with the proposals presented by the OECD (Pillars 1 and 2). Based on the current drafts of the proposals, the tax impact in most countries will not be significant in 2024 due to an effective tax rate in those countries in excess of 15% or as a result of the transition rules that are proposed.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from period to period. Net sales derived from our five largest customers as a percentage of our net sales was 13% for the three months ended March 31, 2024 and 13%, and 15% for the full years 2023 and 2022, respectively. One of our customers accounted for 21% and 14% of our net accounts receivable at March 31, 2024 and December 31, 2023, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our products. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Net sales. Net sales decreased by $95.2 million, or 27.4%, to $252.0 million for the three months ended March 31, 2024 from $347.2 million for the three months ended March 31, 2023.
The table below sets forth sales by application:

	Three Months Ended March 31,
	2024		2023		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$226,365	89.8%	$312,969	90.1%	$(86,604)	(27.7)%
Other applications	25,644	10.2%	34,205	9.9%	(8,561)	(25.0)%
Total	$252,009	100.0%	$347,174	100.0%	$(95,165)	(27.4)%

The table below sets forth sales by type of product and other revenue:

	Three Months Ended March 31,
	2024		2023		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$90,793	36.0%	$154,034	44.4%	$(63,241)	(41.1)%
Medium Power CW Lasers	16,214	6.4%	13,839	4.0%	2,375	17.2%
Pulsed Lasers	34,819	13.8%	56,147	16.2%	(21,328)	(38.0)%
Quasi-Continuous Wave ("QCW") Lasers	15,791	6.3%	11,282	3.2%	4,509	40.0%
Laser and Non-Laser Systems	37,503	14.9%	41,384	11.9%	(3,881)	(9.4)%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	56,889	22.6%	70,488	20.3%	(13,599)	(19.3)%
Total	$252,009	100.0%	$347,174	100.0%	$(95,165)	(27.4)%
Materials processing
Sales for materials processing applications decreased primarily due to lower sales of high power CW lasers, pulsed lasers, laser and non-laser systems and other laser products, partially offset by higher sales of QCW lasers and medium power CW lasers.
•High power CW laser sales decreased due to lower sales for cutting and welding applications. Within cutting applications, the decrease in sales was attributable softer industrial demand and inventory management by OEM customers while welding was primarily impacted by a slowdown in the e-mobility investments.
•Medium power CW laser sales increased driven by higher demand in additive manufacturing applications.
•Pulsed laser sales, including high power pulsed lasers, decreased due to lower sales for solar cell manufacturing, marking and engraving, and foil cutting applications.
•QCW laser sales increased driven by higher demand in fine processing for consumer electronics applications.
•Laser and non-laser systems sales declined due to lower demand for LightWELD.
Other Applications
Sales from other applications decreased due to decreased demand for lasers used in advanced applications and medical procedures applications.
Cost of sales and gross margin. Cost of sales decreased by $45.7 million, or 22.8%, to $154.5 million for the three months ended March 31, 2024 from $200.2 million for the three months ended March 31, 2023. Our gross margin decreased to 38.7% for the three months ended March 31, 2024 from 42.3% for the three months ended March 31, 2023. The decrease in gross margin was driven by an increase in unabsorbed manufacturing costs and an increase in inventory provisions as a percentage of sales. The decrease in gross margin was partially offset by a decrease in cost of product sold due to product mix and shipping costs and tariffs, as a percentage of sales. The strong U.S. dollar has negatively affected gross margin because a disproportionate amount of our manufacturing costs are denominated in U.S. dollars as compared to our sales which are predominantly denominated in foreign currencies.
Sales and marketing expense. Sales and marketing expense increased by $1.9 million, or 9.0%, to $23.0 million for the three months ended March 31, 2024 compared with $21.1 million for the three months ended March 31, 2023. The increase is due to higher personnel and related costs and premises costs. As a percentage of sales, sales and marketing expense increased to 9.1% from 6.1% for the three months ended March 31, 2024 and 2023, respectively.
Research and development expense. Research and development expense increased by $6.6 million, or 28.9%, to $29.4 million for the three months ended March 31, 2024, compared to $22.8 million for the three months ended March 31, 2023. The increase is due to higher personnel and related costs, premises costs and expense for materials used for research and development projects. As a percentage of sales, research and development expense increased to 11.7% for the three months ended March 31, 2024 from 6.6% for the three months ended March 31, 2023.

General and administrative expense. General and administrative expense increased by $1.1 million, or 3.7%, to $31.2 million for the three months ended March 31, 2024 from $30.1 million for the three months ended March 31, 2023. The increase was due to an increase in expenses related to information systems, premises and accounting costs, partially offset by lower personnel and related costs. As a percentage of sales, general and administrative expense increased to 12.4% from 8.7% for the three months ended March 31, 2024 and 2023, respectively.
Gain on sale of assets. The gain on sale of assets of $6.8 million for the three months ended March 31, 2024 was related to the sales of a building in the U.S. and a building in the U.K.
Effect of exchange rates on net sales, gross profit and operating expenses. If exchange rates relative to the U.S. dollar had been the same as one year ago, which were on average euro 0.93, Russian ruble 73, Japanese yen 132 and Chinese yuan 6.84, respectively, we estimate that net sales for the three months ended March 31, 2024 would have been $7.8 million higher, gross profit would have been $4.7 million higher and total operating expenses would have been $1.9 million higher.
Loss on foreign exchange. We incurred a foreign exchange transaction loss of $1.7 million for the three months ended March 31, 2024 as compared to a $2.7 million gain for the three months ended March 31, 2023. Our European and Russian subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars. The foreign exchange loss for the three months ended March 31, 2024 was primarily attributable to a loss related to the depreciation of the Chinese yuan as compared to the U.S. dollar.
Interest income, net. Interest income, net was $14.2 million for the three months ended March 31, 2024 as compared to $7.5 million of income for three months ended March 31, 2023. The change in interest income, net was due to an increase in yields on cash equivalents and short term investments that resulted from higher market interest rates as compared to prior year rates.
Provision for income taxes. Provision for income taxes was $9.5 million for the three months ended March 31, 2024 compared to $23.2 million for the three months ended March 31, 2023, representing an effective tax rate of 28.3% and 27.8% for the three months ended March 31, 2024 and 2023, respectively. The decrease in tax expense was primarily due to a decrease income before provision for income taxes for 2024 as compared to 2023. There were net discrete tax detriments of $2.0 million for the three months ended March 31, 2024 and net discrete detriment of $2.0 million for the three months ended March 31, 2023. Both 2024 and 2023 discrete items included an increase in tax expense from equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes. However, the 2024 discrete tax detriment from equity-based compensation was partially offset by a decrease in uncertain tax positions due the conclusion of tax audits.
Net income attributable to IPG Photonics Corporation. Net income attributable to IPG Photonics Corporation decreased by $36.0 million to $24.1 million for the three months ended March 31, 2024 compared to $60.1 million for the three months ended March 31, 2023. Net income attributable to IPG Photonics Corporation as a percentage of our net sales decreased by 7.7 percentage points to 9.6% for the three months ended March 31, 2024 from 17.3% for the three months ended March 31, 2023 due to the factors described above.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents, short-term investments, our cash flows from operations and our existing line of credit provide us with the financial flexibility to meet our liquidity and capital needs. We expect to continue making investments in capital expenditures, to assess acquisition opportunities and to repurchase shares of our stock in accordance with our repurchase program. The extent and timing of such expenditures may vary from period to period. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our growth, the timing and extent of spending to support development efforts, expansion of global sales and marketing activities, government regulation including trade sanctions, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the near term, we will incur capital expenditures related to the expansion of capacity outside of Russia because of the reduction in manufacturing activity and capacity at our Russian factory that we can access due to sanctions. As of March 31, 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Included in cash and cash equivalents are $73.6 million of cash and cash equivalents located in Russia, and $3.5 million of cash and cash equivalents located in Belarus, as of March 31, 2024. Cash and cash equivalents in Russia are subject to capital controls that prevent repatriation by dividend or distribution of capital. There are currently no restrictions on our ability to use cash and cash equivalents in Russia for operating purposes including converting cash to foreign currency for the payment of goods received from vendors outside of Russia. The Russian operations are self-funding. Approximately 6% of our consolidated working capital including cash, cash equivalents and short-term investments is located in Russia. We are making no new investments in Russia.
The following table presents our principal sources of liquidity:

	March 31,	December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$496,452	$514,674
Short-term investments	643,655	662,807
Unused credit lines and overdraft facilities	77,729	78,506
Working capital (excluding cash, cash equivalents and short-term investments)	497,385	522,312
Short-term investments at March 31, 2024 consist of liquid investments including commercial paper, corporate bonds, U.S. Treasury and agency obligations and term deposits with original maturities of greater than three months but less than one year. See Note 4, "Fair Value Measurements" in the notes to the condensed consolidated financial statements for further information about our short-term investments.
The following table details our line-of-credit facilities as of March 31, 2024:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$75.0 million	BSBY plus 0.8% to 1.2%, depending on our performance	April 2025	Unsecured
Euro Credit Facility (Germany) (2)	Euro 5.0 million ($5.4 million)	€STR rate plus 0.97%	December 2028	Unsecured, guaranteed by parent company
Euro Facility (3)	Euro 1.5 million ($1.6 million)	Euribor plus 1.25%	June 2024	Common pool of assets of Italian subsidiary
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At March 31, 2024, there were no amounts drawn on this line; however, there were $2.7 million of guarantees issued against the line which reduces total availability.
(2) This facility is available to certain foreign subsidiaries in their respective local currencies. At March 31, 2024, there were no amounts drawn on this line; however, there were $1.6 million of guarantees issued against the line which reduces total availability.
(3) At March 31, 2024, there were no drawings.
At March 31, 2024, our committed credit line is with Bank of America N.A. in the amount of $75.0 million and it is not syndicated. We are required to meet certain financial covenants associated with this credit line. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that we maintain a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. Funded debt is decreased by our cash and available marketable securities not classified as long-term investments in the U.S.A. in excess of $50 million up to a maximum of $500 million. We were in compliance with all such financial covenants as of and for the three months ended March 31, 2024.
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

See Note 9, "Financing Arrangements" in the notes to the condensed consolidated financial statements for further information about our facilities.
The following table presents cash flow activities:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash provided by operating activities	$54,596	$37,280
Cash provided by (used in) investing activities	23,736	(96,018)
Cash used in financing activities	(90,774)	(117,236)
Operating activities. Net cash provided by operating activities increased by $17.3 million to $54.6 million for the three months ended March 31, 2024 from $37.3 million for the three months ended March 31, 2023, primarily due to an increase in cash provided by working capital. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The increase in cash flow from operating activities in 2024 primarily resulted from:
•an increase in cash provided by accounts receivable due to timing of collection;
•an increase in cash provided by inventory, as we moderate investment in safety stock related to supply chain disruptions for third party electronic parts and internally manufactured components;
•a decrease in cash used by income and other taxes payable driven by lower taxable income and the timing of estimated tax payments made and refunds received from filing tax returns;
•an increase in cash provided by accounts payable due to timing of payments; and
•a decrease in cash used by prepaid expenses and other assets due to timing of bank acceptance drafts and billings on custom systems.
The increases in cash provided by operating activities were partially offset by:
•a decrease in cash provided by net income after adjusting for non-cash operating activities, mainly due to lower sales; and
•an increase in cash used by accrued expenses due to an increase in cash used by contract liabilities, partially offset by lower accrual related to personnel payments.
Investing activities. Net cash provided by investing activities was $23.7 million for the three months ended March 31, 2024 as compared to cash used in investing activities of $96.0 million in 2023. The cash provided by investing activities in 2024 related to $26.4 million of net proceeds of short-term investments and $25.3 million of cash provided by sales of property, plant and equipment; partially offset by $28.1 million of cash used for capital expenditures. The cash used in investing activities in 2023 related to $64.3 million of net purchases of short-term investments and $33.4 million of cash used for capital expenditures.
In 2024, we expect to invest approximately $120 million to $130 million in capital expenditures, net of asset divestitures. Capital expenditures include investments in property, facilities and equipment to replace capacity in Russia that we can no longer use to manufacture optical components and finished goods and upgrade or replace equipment at other facilities that is beyond its useful life. Capital expenditures also include investments to increase vertical integration, increase redundant manufacturing capacity for critical components and enhance research and development capabilities. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period. We intend to finance our capital expenditures with existing cash, cash equivalents and short term investments as well as with cash generated from operations.
Financing activities. Net cash used in financing activities was $90.8 million for the three months ended March 31, 2024 as compared to net cash used of $117.2 million in 2023. The cash used in financing activities in 2024 primarily related to the purchase of treasury stock of $89.6 million. The cash used in financing activities in 2023 primarily related to the purchase of treasury stock of $113.1 million and the net cash outflow of $3.8 million from the issuance of common stock under the employee stock purchase plan and the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units.
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, "Business" and Item 1A, "Risk Factors" of Part I of the Form 10-K filed with the SEC for the year ended December 31, 2023 (the "Annual Report"). Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the euro, the Russian ruble, and the Chinese yuan. Changes in the exchange rate of the U.S. dollar versus the functional currencies of our subsidiaries affect the translated value and relative level of sales and net income that we report from one period to the next. In addition, our subsidiaries may have assets or liabilities denominated in a currency other than their functional currency which results in foreign exchange transaction gains and losses due to changes in the value of the functional currency versus the currency the assets and liabilities are denominated in. The loss on foreign exchange transactions totaled $1.7 million for the three months ended March 31, 2024 compared to a gain of $2.7 million for the three months ended March 31, 2023. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities.

At March 31, 2024, our material foreign currency exposure is net U.S. dollar denominated assets at subsidiaries where the euro or the Russian ruble is the functional currency and U.S. dollar denominated liabilities where the Chinese yuan is the functional currency. The net U.S. dollar denominated assets are comprised of cash, third party receivables and inter-company receivables offset by third party and inter-company U.S. dollar denominated payables. The U.S. dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. dollar to the euro as of March 31, 2024 applied to the net U.S. dollar asset balances, would result in a foreign exchange gain of $1.0 million if the U.S. dollar appreciated and a $1.0 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Russian ruble as of March 31, 2024 applied to the net U.S. dollar asset balances, would result in a foreign exchange gain of $0.1 million if the U.S. dollar appreciated and a $0.1 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Chinese yuan as of March 31, 2024 applied to the net U.S. dollar liabilities balances, would result in a foreign exchange loss of $0.9 million if the U.S. dollar appreciated and a $0.9 million foreign exchange gain if the U.S. dollar depreciated. Volatility between the U.S. dollar and the currencies to which we are exposed may be increased by the COVID-19 pandemic, sanctions on the Russian government and changes in central bank policy, primarily, related to interest rates..
In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. dollar as changes in the value of their functional currency relative to the U.S. dollar affect the translated amounts of our assets and liabilities. Changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss on the condensed consolidated statements of comprehensive income.
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of March 31, 2024. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 10, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified in our Annual Report or Quarterly Reports because they are common to all businesses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities for the three months ended March 31, 2024.
Issuer Purchases of Equity Securities
The following table reflects issuer purchases of equity securities for the three months ended March 31, 2024:

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 — January 31, 2024	263,535	(2)	$100.18	263,535	$64,117
February 1, 2024 — February 29, 2024	334,844	(2)	90.88	334,844	333,686
March 1, 2024 — March 31, 2024	430,738	(1), (2)	88.76	359,546	301,694
Total	1,029,117		$92.37	957,925	$301,694

(1) In 2012, our Board of Directors approved "withhold to cover" as a tax payment method for vesting of restricted stock awards for certain employees. Pursuant to the "withhold to cover" method, we withheld from such employees the shares noted in the table above to cover tax withholding related to the vesting of their awards. For the three months ended March 31, 2024, a total of 71,192 shares were withheld at an average price of $87.67.

(2) On May 2, 2023, we announced that our Board of Directors authorized the purchase of up to $200 million of IPG common stock (the "May 2023 authorization"), exclusive of any fees, commissions or other expenses. On February 13, 2024, we announced that our Board of Directors authorized the purchase of up to $300 million of IPG common stock, exclusive of any fees, commissions or other expenses. Share repurchases under these purchase authorization were made periodically in open-market transactions using our working capital, and were subject to market conditions, legal requirements and other factors. The share purchase program authorizations did not obligate us to repurchase any dollar amount or number of our shares, and repurchases could be commenced or suspended from time to time without prior notice.
We repurchased 957,925 shares in the first quarter of 2024 under the May 2023 authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the Registrant’s last fiscal quarter, the following officer of the Registrant adopted a Rule 10b5-1 trading arrangement plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the “Rule 10b5-1 trading arrangement”):
•on March 12, 2024, Angelo P. Lopresti, Senior Vice President, General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement for the sale of up to 10,000 shares, over a period beginning June 13, 2024 and ending June 12, 2025 on the open market at prevailing prices, subject to minimum price thresholds.
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

IPG PHOTONICS CORPORATION

Date: April 30, 2024	By:	/s/ Eugene A. Scherbakov
Eugene A. Scherbakov
Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2024	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)