Form 10-Q
period 2024-09-30
IPG PHOTONICS CORP
filed 2024-10-29
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 28, 2024, there were 43,248,080 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$883,871	$514,674
Short-term investments	135,444	662,807
Accounts receivable, net	163,541	219,053
Inventories	320,723	453,874
Prepaid income taxes	27,115	26,038
Prepaid expenses and other current assets	39,720	38,208
Total current assets	1,570,414	1,914,654
Deferred income taxes, net	106,254	88,788
Goodwill	38,484	38,540
Intangible assets, net	22,054	26,234
Property, plant and equipment, net	589,559	602,257
Other assets	28,365	28,425
Total assets	$2,355,130	$2,698,898
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$39,578	$28,618
Accrued expenses and other current liabilities	150,788	181,350
Income taxes payable	3,816	4,893
Total current liabilities	194,182	214,861
Other long-term liabilities and deferred income taxes	46,336	68,652
Total liabilities	240,518	283,513
Commitments and contingencies (Note 11)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 56,591,081 and 43,248,080 shares issued and outstanding, respectively, at September 30, 2024; 56,317,438 and 46,320,671 shares issued and outstanding, respectively, at December 31, 2023.	6	6
Treasury stock, at cost, 13,343,001 and 9,996,767 shares held at September 30, 2024 and December 31, 2023, respectively.	(1,447,984)	(1,161,505)
Additional paid-in capital	1,025,268	994,020
Retained earnings	2,606,053	2,795,394
Accumulated other comprehensive loss	(68,731)	(212,530)
Total IPG Photonics Corporation equity	2,114,612	2,415,385
Total liabilities and equity	$2,355,130	$2,698,898
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net sales	$233,143	$301,401	$742,797	$988,546
Cost of sales	179,054	168,499	494,986	561,015
Gross profit	54,089	132,902	247,811	427,531
Operating expenses:
Sales and marketing	22,233	22,243	67,718	63,518
Research and development	27,177	24,708	84,045	70,990
General and administrative	32,660	30,958	95,420	90,746
Net loss from divestiture and sale of assets	197,651	—	190,201	—
Impairment of long-lived assets	26,566	1,237	26,566	1,237
Restructuring charges (recoveries), net	—	(1,501)	—	(357)
Loss (gain) on foreign exchange	1,148	(449)	6,067	(1,798)
Total operating expenses	307,435	77,196	470,017	224,336
Operating (loss) income	(253,346)	55,706	(222,206)	203,195
Other income, net:
Interest income, net	11,103	11,569	38,058	28,366
Other (loss) income, net	(271)	545	248	1,161
Total other income	10,832	12,114	38,306	29,527
(Loss) income before provision for income taxes	(242,514)	67,820	(183,900)	232,722
Income tax (benefit) expense	(8,920)	12,826	5,441	55,272
Net (loss) income attributable to IPG Photonics Corporation common stockholders	$(233,594)	$54,994	$(189,341)	$177,450
Net (loss) income attributable to IPG Photonics Corporation per common share:
Basic	$(5.33)	$1.16	$(4.22)	$3.75
Diluted	$(5.33)	$1.16	$(4.22)	$3.73
Weighted average common shares outstanding:
Basic	43,837	47,237	44,901	47,364
Diluted	43,837	47,388	44,901	47,536
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net (loss) income	$(233,594)	$54,994	$(189,341)	$177,450
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	158,121	(31,538)	143,799	(46,139)
Unrealized loss on derivatives	—	—	—	(152)
Total other comprehensive income (loss)	158,121	(31,538)	143,799	(46,291)
Comprehensive (loss) income attributable to IPG Photonics Corporation	$(75,473)	$23,456	$(45,542)	$131,159

See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(189,341)	$177,450
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	46,623	52,678
Deferred income taxes	(18,763)	(4,835)
Stock-based compensation	29,378	27,392
Impairment of long-lived assets and restructuring charges (recoveries), net	26,566	(486)
Unrealized gain on foreign currency transactions	(118)	(4,322)
Net loss from divestiture and sale of assets	190,201	—
Provisions for inventory, warranty and bad debt	76,434	43,889
Amortization of premium/discount on investments	(15,676)	(17,761)
Other	2,841	4,764
Changes in assets and liabilities that provided (used) cash, net of acquisitions:
Accounts receivable	51,884	(25,026)
Inventories	29,760	(20,736)
Prepaid expenses and other assets	(4,501)	(5,504)
Accounts payable	4,272	(10,231)
Accrued expenses and other liabilities	(36,743)	(39,646)
Income and other taxes payable	(18,705)	12,298
Net cash provided by operating activities	174,112	189,924
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(75,358)	(85,256)
Proceeds from sales of property, plant and equipment	28,538	30,425
Purchases of short-term investments	(423,176)	(898,455)
Proceeds from short-term investments	966,214	789,844
Net cash outflow from divestiture	(25,324)	—
Other	385	446
Net cash provided by (used in) investing activities	471,279	(162,996)
Cash flows from financing activities:
Principal payments on long-term borrowings	—	(16,031)
Proceeds from issuance of common stock under employee stock option and purchase plans less payments for taxes related to net share settlement of equity awards	1,870	(432)
Purchase of treasury stock, at cost	(286,479)	(159,528)
Net cash used in financing activities	(284,609)	(175,991)
Effect of changes in exchange rates on cash and cash equivalents	8,415	(20,862)
Net increase (decrease) in cash and cash equivalents	369,197	(169,925)
Cash and cash equivalents — Beginning of period	514,674	698,209
Cash and cash equivalents — End of period	$883,871	$528,284
Supplemental disclosure of cash flow information:
Cash paid for interest	$95	$1,110
Cash paid for income taxes	$38,905	$55,001
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$4,384	$3,872
Inventory transferred to machinery and equipment	$1,816	$2,215
Additions to property, plant and equipment included in accounts payable	$3,037	$1,692
Leased assets obtained in exchange for new operating lease liabilities	$3,077	$2,053
See notes to condensed consolidated financial statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, July 1, 2024	44,225,282	$6	(12,358,941)	$(1,373,525)	$1,014,094	$2,839,647	$(226,852)	$2,253,370
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	6,858	—	—	—	78	—	—	78
Purchased common stock	(984,060)	—	(984,060)	(74,459)	—	—	—	(74,459)
Stock-based compensation	—	—	—	—	11,096	—	—	11,096
Net loss	—	—	—	—	—	(233,594)	—	(233,594)
Foreign currency translation adjustments and other	—	—	—	—	—	—	158,121	158,121
Balance, September 30, 2024	43,248,080	$6	(13,343,001)	$(1,447,984)	$1,025,268	$2,606,053	$(68,731)	$2,114,612

Balance, July 1, 2023	47,364,320	$6	(8,878,184)	$(1,051,040)	$969,889	$2,698,972	$(219,277)	$2,398,550
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	7,122	—	—	—	300	—	—	300
Purchased common stock	(449,688)	—	(449,688)	(46,497)	—	—	—	(46,497)
Stock-based compensation	—	—	—	—	8,142	—	—	8,142
Net income	—	—	—	—	—	54,994	—	54,994
Foreign currency translation adjustments and other	—	—	—	—	—	—	(31,538)	(31,538)
Balance, September 30, 2023	46,921,754	$6	(9,327,872)	$(1,097,537)	$978,331	$2,753,966	$(250,815)	$2,383,951

	Nine Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2024	46,320,671	$6	(9,996,767)	$(1,161,505)	$994,020	$2,795,394	$(212,530)	$2,415,385
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	238,801	—	—	—	(629)	—	—	(629)
Common stock issued under employee stock purchase plan	34,842	—	—	—	2,499	—	—	2,499
Purchased common stock	(3,346,234)	—	(3,346,234)	(286,479)	—	—	—	(286,479)
Stock-based compensation	—	—	—	—	29,378	—	—	29,378
Net loss	—	—	—	—	—	(189,341)	—	(189,341)
Foreign currency translation adjustments and other	—	—	—	—	—	—	143,799	143,799
Balance, September 30, 2024	43,248,080	$6	(13,343,001)	$(1,447,984)	$1,025,268	$2,606,053	$(68,731)	$2,114,612

Balance, January 1, 2023	48,138,257	$6	(7,879,415)	$(938,009)	$951,371	$2,576,516	$(204,524)	$2,385,360
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	201,551	—	—	—	(2,925)	—	—	(2,925)
Common stock issued under employee stock purchase plan	30,403	—	—	—	2,493	—	—	2,493
Purchased common stock	(1,448,457)	—	(1,448,457)	(159,528)	—	—	—	(159,528)
Stock-based compensation	—	—	—	—	27,392	—	—	27,392
Net income	—	—	—	—	—	177,450	—	177,450
Foreign currency translation adjustments and other	—	—	—	—	—	—	(46,139)	(46,139)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	(152)	(152)
Balance, September 30, 2023	46,921,754	$6	(9,327,872)	$(1,097,537)	$978,331	$2,753,966	$(250,815)	$2,383,951

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
The following tables represent a disaggregation of revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales by Application
Materials processing	$207,063	$265,226	$659,201	$892,379
Other applications	26,080	36,175	83,596	96,167
Total	$233,143	$301,401	$742,797	$988,546

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Sales by Product
High Power Continuous Wave ("CW") Lasers	$81,325	$119,512	$254,343	$419,538
Medium Power CW Lasers	15,110	20,937	47,082	57,146
Pulsed Lasers	33,470	41,420	110,825	150,569
Quasi-Continuous Wave ("QCW") Lasers	10,180	10,856	36,520	35,978
Laser and Non-Laser Systems	35,265	37,493	111,436	117,064
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	57,793	71,183	182,591	208,251
Total	$233,143	$301,401	$742,797	$988,546

Sales by Geography
North America	$57,294	$71,349	$198,163	$225,649
Europe:
Germany	25,787	23,423	66,615	72,218
Other Europe	41,485	71,946	154,704	225,231
Asia:
China	61,769	84,408	189,374	284,262
Japan	14,495	15,829	41,408	54,196
Other Asia	29,470	29,741	82,091	111,457
Rest of World	2,843	4,705	10,442	15,533
Total	$233,143	$301,401	$742,797	$988,546

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Timing of Revenue Recognition
Goods and services transferred at a point in time	$223,269	$289,477	$713,913	$952,173
Goods and services transferred over time	9,874	11,924	28,884	36,373
Total	$233,143	$301,401	$742,797	$988,546
One of the Company's customers accounted for 14% of the Company's net accounts receivable as of both September 30, 2024 and December 31, 2023.
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

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table reflects the changes in the Company's contract assets and liabilities for the nine months ended September 30, 2024 and 2023:

	September 30,	January 1,		September 30,	January 1,
	2024	2024	Change	2023	2023	Change
Contract assets
Contract assets	$10,835	$9,383	$1,452	$5,623	$8,620	$(2,997)
Contract liabilities
Contract liabilities - current	52,271	69,219	(16,948)	66,961	80,068	(13,107)
Contract liabilities - long-term	3,015	2,851	164	2,851	3,142	(291)
During the three months ended September 30, 2024 and 2023 the Company recognized revenue of $6,366 and $7,730, respectively, that was included in contract liabilities at the beginning of each year. During the nine months ended September 30, 2024 and 2023 the Company recognized revenue of $49,582 and $51,173 respectively, that was included in contract liabilities at the beginning of each year.
The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of September 30, 2024:

	Remaining Performance Obligations
	2024 (a)	2025	2026	2027	2028	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$1,003	$2,184	$1,166	$866	$316	$145	$5,680
Revenue to be earned over time from contracts to sell large scale materials processing systems	6,538	8,168	1,586	—	—	—	16,292
Total	$7,541	$10,352	$2,752	$866	$316	$145	$21,972
(a) For the three-month period beginning October 1, 2024.
4. LOSS ON DIVESTITURE AND IMPAIRMENT OF LONG-LIVED ASSETS
The Company recorded a loss on divestiture of $197,651 for the quarter ended September 30, 2024, which was included in Net loss from divestiture and sale of assets in the Company's Condensed Consolidated Statements of Income. As a result of the Russia-Ukraine conflict and related sanctions, the Company's ability to ship and receive components from its Russian operations was significantly curtailed. On August 29, 2024, the Company completed the sale of its Russian subsidiary, Scientific and Technical Association “IRE-Polus”, pursuant to a share purchase agreement with a purchaser entity associated with Softline Projects LLC and existing management of IRE-Polus for $51,096. The loss mainly consisted of $59,293 related to the carrying value of net assets of the Russian subsidiary that was in excess of net proceeds received on the sale and $135,346 related to the cumulative translation adjustment component of other comprehensive income that was previously included in stockholders' equity of the Company's Condensed Consolidated Balance Sheets.
Evaluation of Belarusian Operations — On June 29, 2024, the European Union (“EU”) issued new sanctions for Belarus. The sanctions, effective July 1 2024, allow shipments to our German operations related to existing contracts to continue through October 2, 2024. The Company completed fulfillment of existing contracts in September 2024. The Company is no longer able to continue to supply laser cabinets and other mechanical components from our factory in Belarus. As a result, the Company completed an impairment analysis of the assets in Belarus during the third quarter of 2024. The Company recorded $26,566 of impairment of long-lived assets, primarily fixed assets in the Company's Condensed Consolidated Statements of Income. The long-lived asset impairment charge was based on a probability-weighted average of valuations using the discounted cash flow method under the income approach to estimate the fair value of the long-lived assets in Belarus.
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
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the condensed consolidated balance sheets:

	Fair Value Measurements at September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$185,862	$185,862	$—	$—
Commercial paper	156,412	—	156,412	—
U.S. Treasury and agency obligations	88,610	—	88,610	—
Term deposits	22,145	—	22,145	—
Corporate bonds	13,416	—	13,416	—
Total cash equivalents	466,445	185,862	280,583	—
Short-term investments:
Commercial paper	75,523	—	75,523	—
U.S. Treasury and agency obligations	56,887	—	56,887	—
Term deposits	3,048	—	3,048	—
Total short-term investments	135,458	—	135,458	—
Total	$601,903	$185,862	$416,041	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$171,632	$171,632	$—	$—
Term deposits	83,965	—	83,965	—
Corporate bonds	23,516	—	23,516	—
Commercial paper	6,369	—	6,369	—
Total cash equivalents	285,482	171,632	113,850	—
Short-term investments:
Commercial paper	244,571	—	244,571	—
Corporate bonds	243,915	—	243,915	—
U.S. Treasury and agency obligations	171,316	—	171,316	—
Term deposits	3,009	—	3,009	—
Total short-term investments	662,811	—	662,811	—
Total	$948,293	$171,632	$776,661	$—
There were no impairments for the investments considered held-to-maturity during the quarters ended September 30, 2024 and 2023. There were no current expected credit loss allowances for the investments considered held-to-maturity at

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
September 30, 2024 and 2023. The Company holds highly-rated held-to-maturity instruments that are within one year of maturity.
The Company did not have any allowance for credit losses other than the allowance for uncollectible accounts receivable. As of September 30, 2024 and 2023, the allowance for credit losses on the trade receivables was $2,329 and $1,587, respectively.
The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	September 30, 2024		December 31, 2023
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$135,444	$135,458	$662,807	$662,811
6. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2024	2023
Components and raw materials	$170,905	$263,652
Work-in-process	30,013	47,997
Finished goods	119,805	142,225
Total	$320,723	$453,874
The Company recorded inventory provisions totaling $43,408 and $9,119 for the three months ended September 30, 2024 and 2023, respectively, and $70,259 and $32,434 for the nine months ended September 30, 2024 and 2023. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. For the three and nine months ended September 30, 2024, the Company recorded additional inventory provisions of $29,487 attributed to items previously considered safety stock and items that became technologically obsolete. These provisions are reported as a reduction to components and raw materials, work-in-process and finished goods.
7. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill:

Nine Months Ended September 30,
2024
Balance, beginning of period	$38,540
Foreign exchange adjustment	(56)
Balance, end of period	$38,484
Intangible assets, subject to amortization, consisted of the following:

	September 30, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$48,219	$(28,787)	$19,432	11 years	$48,216	$(25,973)	$22,243	11 years
Technology, trademark and trade name	26,990	(24,368)	2,622	7 years	29,903	(25,960)	3,943	7 years
Production know-how	9,172	(9,172)	—	7 years	9,155	(9,155)	—	7 years
Patents	8,034	(8,034)	—	8 years	8,035	(7,987)	48	8 years
Total	$92,415	$(70,361)	$22,054		$95,309	$(69,075)	$26,234

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Amortization expense for the three months ended September 30, 2024 and 2023 was $1,377 and $2,020, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 was $4,180 and $6,062, respectively. The estimated future amortization expense for intangibles for the remainder of 2024 and subsequent years is as follows:

2024 (a)	2025	2026	2027	2028	Thereafter	Total
$1,374	$4,979	$4,218	$4,006	$3,635	$3,842	$22,054
(a) For the three-month period beginning October 1, 2024.
8. OTHER LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2024	2023
Accrued compensation	$55,814	$67,053
Contract liabilities	52,271	69,219
Current portion of accrued warranty	23,261	27,283
Short-term lease liabilities	4,436	4,597
Other	15,006	13,198
Total	$150,788	$181,350
Other long-term liabilities and deferred income taxes consist of the following:

	September 30,	December 31,
	2024	2023
Accrued warranty	$14,164	$19,926
Unrecognized tax benefits	14,389	17,176
Long-term lease liabilities	12,026	13,664
Deferred income taxes	4	1,508
Transition tax related to 2017 U.S. tax reform act	—	11,009
Other	5,753	5,369
Total	$46,336	$68,652
9. PRODUCT WARRANTIES
The Company typically provides one to five years parts and service warranties on lasers, laser and non-laser systems, and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
Activity related to the warranty accrual was as follows:

	Nine Months Ended September 30,
	2024	2023
Balance, beginning of period	$47,209	$52,862
Provision for warranty accrual	4,603	9,874
Warranty claims	(12,902)	(13,792)
Warranty related to business divested	(1,603)	—
Foreign currency translation	118	(850)
Balance, end of period	$37,425	$48,094
Accrued warranty reported in the accompanying condensed consolidated financial statements as of September 30, 2024 and December 31, 2023 consist of $23,261 and $27,283 in accrued expenses and other current liabilities, respectively, and $14,164 and $19,926 in other long-term liabilities and deferred income taxes, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
10. FINANCING ARRANGEMENTS
Revolving Line of Credit Facilities:
The Company maintains a $75,000 U.S. revolving line of credit, which is available to certain foreign subsidiaries and allows for borrowings in the local currencies of those subsidiaries. At September 30, 2024 and December 31, 2023, there were no amounts drawn on the U.S. line-of-credit, and there were $1,888 and $2,487, respectively, of guarantees issued against the facility, which reduce the amount of the facility available to draw. After providing for the guarantees used, the remaining availability under this line was $73,112 at September 30, 2024. In addition, the Company maintains Euro lines of credit facilities with a total principal amount of €6,500 ($7,254 and $7,173 as of September 30, 2024 and December 31, 2023, respectively), which are available to certain European subsidiaries. At September 30, 2024 and December 31, 2023, there were no amounts drawn on the Euro lines of credit, and there were $1,611 and $1,180, respectively, of guarantees issued against the facility, which reduce the amount of the facility available to draw.
11. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in legal disputes and other proceedings in the ordinary course of its business. These matters may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of September 30, 2024 and through the filing date of these condensed consolidated financial statements, the Company is aware of no ongoing legal proceedings that management estimates could have a material effect on the Company's condensed consolidated financial statements.
The Company provides product warranties on its lasers, laser and non-laser systems, and amplifiers. Refer to Note 9, "Product Warranties" for information related to the Company's warranty accrual.
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive income is the cumulative foreign currency translation adjustments. These adjustments are accumulated within the condensed consolidated statements of comprehensive income.
Total components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments and other	Unrealized gain (loss) on derivatives, net of tax	Total
Balance, July 1, 2024	$(226,852)	$—	$(226,852)
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other before reclassification, net of tax expense of $237	21,451	—	21,451
Reclassification of foreign currency translation adjustments related to the divestiture of Russian operations to net loss, net of tax expense of $1,324	136,670	—	136,670
Total other comprehensive income	158,121	—	158,121
Balance, September 30, 2024	$(68,731)	$—	$(68,731)

Balance, July 1, 2023	$(219,277)	$—	$(219,277)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other, net of tax benefit of $94	(31,538)	—	(31,538)
Total other comprehensive loss	(31,538)	—	(31,538)
Balance, September 30, 2023	$(250,815)	$—	$(250,815)

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Foreign currency translation adjustments and other	Unrealized gain (loss) on derivatives, net of tax	Total
Balance, January 1, 2024	$(212,530)	$—	$(212,530)
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other before reclassification, net of tax expense of $112	7,129	—	7,129
Reclassification of foreign currency translation adjustments related to the divestiture of Russian operations to net loss, net of tax expense of $1,324	136,670	—	136,670
Total other comprehensive income	143,799	—	143,799
Balance, September 30, 2024	$(68,731)	$—	$(68,731)

Balance, January 1, 2023	$(204,676)	$152	$(204,524)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other, net of tax expense of $10	(46,139)	—	(46,139)
Unrealized loss on derivatives, net of tax benefit of $46	—	(152)	(152)
Total other comprehensive loss	(46,139)	(152)	(46,291)
Balance, September 30, 2023	$(250,815)	$—	$(250,815)
13. INCOME TAXES
The provision for income taxes was a benefit of $8,920 and a tax expense of $5,441, for the three and nine months ended September 30, 2024, respectively. The effective tax rate was 3.7% for the three months ended September 30, 2024. For the nine months ended September 30, 2024, there was tax expense provided on the Loss before provision for income taxes.
This compares to the three and nine months ended September 30, 2023, where the provisions for income taxes were tax expenses of $12,826 and $55,272, respectively. The effective tax rates for the three and nine months ended September 30, 2023, were a tax expense of 18.9% and 23.8%, respectively.
There was a tax detriment for both periods in 2024 related primarily to $41,482 of losses not benefitted from the loss on divestiture of Russian operations, which occurred in the three months ended September 30, 2024. Excluding the divestiture of Russian operations, the other discrete tax items for the three months ended September 30, 2024 did not have a significant effect on the Company's tax rate. Excluding the divestiture of Russian operations, the other discrete tax detriment of $1,435 for the nine months ended September 30, 2024, related primarily to equity-based compensation which was partially offset by a benefit related to reductions of tax reserves.
There were net discrete tax detriments of $169 and $390 for the three and nine months ended September 30, 2023, respectively. The discrete detriments in 2023 did not have a significant effect on the Company's tax rate. Excluding discrete items, the overall effective tax rate in 2024 decreased as compared to 2023 due the decrease of income before provision for income taxes in 2024 as compared to 2023.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes. The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following is a summary of the activity of the Company’s unrecognized tax benefits for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Balance, beginning of period	$17,176	$15,841
Change in prior period positions	(3,130)	(1,274)
Additions for tax positions in current period	249	3,738
Foreign currency translation	94	(527)
Balance, end of period	$14,389	$17,778
The liability for uncertain tax benefits is included in other long-term liabilities and deferred income taxes at September 30, 2024 and December 31, 2023. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate, if the tax benefits are recognized.
14. NET INCOME ATTRIBUTABLE TO IPG PHOTONICS CORPORATION PER COMMON SHARE
The following table sets forth the computation of diluted net income attributable to IPG Photonics Corporation per common share following the treasury stock method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to IPG Photonics Corporation common stockholders	$(233,594)	$54,994	$(189,341)	$177,450
Basic weighted average common shares	43,837,357	47,236,901	44,901,247	47,363,974
Dilutive effect of common stock equivalents	—	151,218	—	171,661
Diluted weighted average common shares	43,837,357	47,388,119	44,901,247	47,535,635
Basic net (loss) income attributable to IPG Photonics Corporation per common share	$(5.33)	$1.16	$(4.22)	$3.75
Diluted net (loss) income attributable to IPG Photonics Corporation per common share	$(5.33)	$1.16	$(4.22)	$3.73
The computation of diluted weighted average common shares excludes common stock equivalents including non-qualified stock options, performance stock units ("PSUs"), restricted stock units ("RSUs") and employee stock purchase plan ("ESPP") because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-qualified stock options	672,225	529,228	603,058	537,065
Restricted stock units	202,368	55,201	232,622	376,382
Performance stock units	87,662	—	58,872	53,470
Employee stock purchase plan	10,494	—	41,977	—
Total weighed average anti-dilutive shares outstanding	972,749	584,429	936,529	966,917
On February 13, 2024, the Company announced that its Board of Directors has authorized the purchase of up to $300,000 of IPG common stock. This authorization is in addition to the Company's stock repurchase programs authorized in May 2023.
For the three months ended September 30, 2024, the Company repurchased 984,060 shares under the February 2024 authorization with a weighted average price of $74.90 per share in the open market. For the nine months ended September 30, 2024, the Company repurchased 3,346,234 shares under the May 2023 authorization and February 2024 authorization with a weighted average price of $84.79 per share in the open market. The impact on the reduction of weighted average shares for the three and nine months ended September 30, 2024 was 391,942 shares and 1,607,958 shares, respectively. As of September 30, 2024, the Company had $106,781 remaining under the February 2024 authorization.

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
Overview
We develop, manufacture and sell high-performance fiber lasers and diode lasers that are used for diverse applications, primarily in materials processing. We also manufacture and sell complementary products used with our lasers including optical delivery cables, fiber couplers, beam switches, optical processing heads, in-line sensors and chillers. In addition, we offer laser-based and non-laser based systems for certain markets and applications. Our portfolio of laser solutions is used in materials processing, medical, and advanced applications. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally, primarily through our direct sales force. Our major manufacturing facilities are located in the United States and Germany. In response to the risks from the Russia-Ukraine conflict, have ceased new investment in our Belarusian operations and expanded our manufacturing operations in Germany, the United States and Italy, and have added manufacturing capacity in Poland to meet the demand for our products and our sales and support needs. We have sales and service offices and applications laboratories worldwide.
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
Sale of our Russian Operations. On August 29, 2024, we completed the sale of our Russian subsidiary, Scientific and Technical Association “IRE-Polus”, pursuant to a share purchase agreement with a purchaser entity associated with Softline Projects LLC and existing management of IRE-Polus for $51.1 million. We recorded a loss on divestiture of $197.7 million for the quarter ended September 30, 2024, which was included in Net loss from divestiture and sale of assets in our Condensed Consolidated Statements of Income. The loss included $59.3 million related to the carrying value of net assets of our Russian subsidiary that was in excess of net proceeds received on the sale. Included in the net assets sold was cash and cash equivalents of $74.0 million. Also included in the loss was $135.3 million related to the cumulative translation adjustment component of other comprehensive income that was previously included in Stockholders' equity of our Condensed Consolidated Balance Sheets. As a result of the Russia-Ukraine conflict and related sanctions, our ability to ship and receive components from our Russian operations was significantly curtailed. In response, we expanded our manufacturing capacity in Germany, the United States and Italy, and added new manufacturing capacity in Poland which effectively offset our inability to utilize the Russian operations.
Belarusian Operations. We manufacture laser cabinets and other mechanical components in Belarus. In response to the Russia-Ukraine conflict, the EU issued additional sanctions impacting commerce with Belarus on June 29, 2024, which restricted the supply of laser cabinets and other mechanical components from our factory in Belarus to our Germany operations after October 2, 2024. As a result of the sanctions and their impact on our Belarus operations, we completed an impairment analysis of our Belarus assets during the third quarter of 2024 and recorded $26.6 million of impairment of long-lived asset in our Condensed Consolidated Statements of Income. At September 30, 2024, the remaining value of the long-lived assets in Belarus was $3.8 million, net working capital excluding cash was $0.4 million and cash was $5.8 million. The net asset value of our Belarus subsidiary has been reduced by $17.9 million due to the cumulative translation effect of the Belarusian ruble compared to the U.S. dollar, which is included in the accumulated other comprehensive loss component of stockholders' equity. We may incur additional asset impairment charges related to the Belarus operations and the other comprehensive loss that is currently in the equity section of our condensed consolidated balance sheets could be charged to our condensed consolidated statements of income.
We continue to review our operations in Belarus including potential strategic alternatives. We have qualified third party vendors to supply components previously supplied from Belarus and have begun purchasing from them. Our Board of Directors monitors and continues to assess risks associated with our Belarusian operations.

Supply chain and inventory balances. Because of disruptions to our supply chain caused by the COVID-19 pandemic and Russia-Ukraine related sanctions, we increased our inventory safety stocks and placed non-cancellable orders for long lead time items. These caused our inventory levels and our days inventory on hand to increase. During the third quarter of 2024, we undertook an analysis of the safety stock and recorded additional provisions for excess inventory reserves of approximately $20.7 million. In addition, we recorded $8.8 million of inventory reserves related to inventory that became obsolete due to the launch of new components.
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
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive including electric vehicles ("EV"), other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 89% of our revenues for the first three quarters of 2024, and 90% of the full fiscal year of 2023 were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.
In response to inflation in recent years, some global central banks have adopted less accommodating monetary policy and have increased benchmark interest rates in several major global economies. The increase in interest rates is intended to dampen demand that could lead to regional or global recession that may reduce demand for our products. In addition, an increase in interest rates would increase the cost of equipment financed with leases or debt. As we start to see inflation moderate in the second half of 2024, global central banks may adopt more accommodating monetary policy and reduce benchmark interest rates.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $43.4 million and $9.1 million for the three months ended September 30, 2024 and 2023, respectively, and $70.3 million and $32.4 million for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, we recorded additional inventory provisions of $29.5 million attributed to items previously considered safety stock and items that became technologically obsolete.
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
As noted above, we recorded $26.6 million impairment of long-lived assets included in Impairment of long-lived assets in our Condensed Consolidated Statements of Income. After impairment, the remaining carrying value of the long-lived assets in Belarus is $3.8 million.
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
Foreign exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S. and Germany) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the euro, the Russian ruble, the Chinese yuan and Japanese yen have had and could have an additional significant impact on our sales, costs and earnings. For the quarter ended September 30, 2024, the foreign exchange loss was primarily attributed to the appreciation of the euro as compared to the U.S. dollar. Our European subsidiaries have certain net assets denominated in U.S. dollars. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Income taxes. We are evaluating the impact of countries adopting tax legislation in accordance with the proposals presented by the OECD (Pillars 1 and 2). Based on the current drafts of the proposals, the tax impact in most countries will not be significant in 2024 due to an effective tax rate in those countries in excess of 15% or as a result of the transition rules that are proposed.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from period to period. Net sales derived from our five largest customers as a percentage of our net sales was 12% for the nine months ended September 30, 2024 and 13%, and 15% for the full years 2023 and 2022, respectively. One of our customers accounted for 14% of our net accounts receivable as of both September 30, 2024 and December 31, 2023. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our products. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Net sales. Net sales decreased by $68.3 million, or 22.6%, to $233.1 million for the three months ended September 30, 2024 from $301.4 million for the three months ended September 30, 2023.

The table below sets forth sales by application:

	Three Months Ended September 30,
	2024		2023		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$207,063	88.8%	$265,226	88.0%	$(58,163)	(21.9)%
Other applications	26,080	11.2%	36,175	12.0%	(10,095)	(27.9)%
Total	$233,143	100.0%	$301,401	100.0%	$(68,258)	(22.6)%
The table below sets forth sales by type of product and other revenue:

	Three Months Ended September 30,
	2024		2023		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$81,325	34.9%	$119,512	39.7%	$(38,187)	(32.0)%
Medium Power CW Lasers	15,110	6.5%	20,937	6.9%	(5,827)	(27.8)%
Pulsed Lasers	33,470	14.3%	41,420	13.8%	(7,950)	(19.2)%
Quasi-Continuous Wave ("QCW") Lasers	10,180	4.4%	10,856	3.6%	(676)	(6.2)%
Laser and Non-Laser Systems	35,265	15.1%	37,493	12.4%	(2,228)	(5.9)%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	57,793	24.8%	71,183	23.6%	(13,390)	(18.8)%
Total	$233,143	100.0%	$301,401	100.0%	$(68,258)	(22.6)%
Materials processing
Sales for materials processing applications decreased due to lower sales of high power CW lasers, medium power CW lasers, pulsed lasers, QCW lasers, laser and non-laser systems and other laser products and services.
•High power CW laser sales decreased due to lower sales for cutting and welding applications. Within cutting applications, the decrease in sales was attributable to softer industrial demand primarily in Europe and the U.S., increased competition from Chinese fiber laser suppliers and inventory management by OEM customers, while welding applications were primarily impacted by a delay in e-mobility investments in China and soft general industrial demand in Europe.
•Medium power CW laser sales decreased due to lower demand in welding, partially offset by an increase in 3D printing applications.
•Pulsed laser sales, including high power pulsed lasers, decreased due to lower demand for foil cutting and cleaning and stripping applications.
•QCW laser sales decreased due to lower demand in general industrial applications.
•Laser and non-laser systems sales decreased, partially offset by higher demand for LightWELD systems.
Other Applications
Sales from other applications decreased due to decreased demand for lasers used in medical procedures and advanced applications.
Cost of sales and gross margin. Cost of sales increased by $10.6 million, or 6.3%, to $179.1 million for the three months ended September 30, 2024 from $168.5 million for the three months ended September 30, 2023. Our gross margin decreased to 23.2% for the three months ended September 30, 2024 from 44.1% for the three months ended September 30, 2023. The decrease in gross margin was driven primarily by increased provisions for excess and obsolete inventory. For the three months ended September 30, 2024, we recorded additional inventory provisions of $29.5 million attributed to items previously considered safety stock and items that became technologically obsolete. In addition to provisions for inventory reserves, gross margin declined due to an increase in unabsorbed manufacturing costs, partially offset by a decrease in shipping costs and tariffs, as a percentage of sales.
Sales and marketing expense. Sales and marketing expense were $22.2 million for both the three months ended September 30, 2024 and the three months ended September 30, 2023. Increases in personnel and related expenses were fully offset by reductions in depreciation and amortization expense. As a percentage of sales, sales and marketing expense increased to 9.5% from 7.4% for the three months ended September 30, 2024 and 2023, respectively.
Research and development expense. Research and development expense increased by $2.5 million, or 10.1%, to $27.2 million for the three months ended September 30, 2024, compared to $24.7 million for the three months ended September 30, 2023. The increase is due to an increase in personnel and related expenses as well as an increase in premises expense. As a percentage of sales, research and development expense increased to 11.7% from 8.2% for the three months ended September 30, 2024 and 2023, respectively.
General and administrative expense. General and administrative expense increased by $1.7 million, or 5.5%, to $32.7 million for the three months ended September 30, 2024 from $31.0 million for the three months ended September 30, 2023. The increase was due to increases in personnel and related expenses and bad debt provision. As a percentage of sales, general and administrative expense increased to 14.0% from 10.3% for the three months ended September 30, 2024 and 2023, respectively.
Net loss from divestiture and sale of assets. During the three months ended September 30, 2024, we divested our Russia operations for $51.1 million. The divestiture resulted in a loss of $197.7 million.
Impairment of long-lived assets. During the three months ended September 30, 2024, we completed an impairment analysis of the assets in Belarus as a result of new EU sanctions that will limit our ability to supply laser cabinets and other mechanical components from our factory in Belarus. We recorded $26.6 million of impairment of long-lived assets.
Effect of exchange rates on net sales, gross profit and operating expenses. If exchange rates relative to the U.S. dollar had been the same as one year ago, which were on average euro 0.92, Russian ruble 94, Japanese yen 145 and Chinese yuan 7.24, respectively, we estimate that net sales for the three months ended September 30, 2024 would have been $0.5 million lower, gross profit would have been $0.7 million higher and total sales and marketing, research and development, and general and administrative expenses would have been $0.1 million lower.
Loss on foreign exchange. We incurred a foreign exchange transaction loss of $1.1 million for the three months ended September 30, 2024 as compared to a $0.4 million gain for the three months ended September 30, 2023. Our European subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars. The foreign exchange loss for the three months ended September 30, 2024 was primarily attributable to an appreciation of the euro as compared to the U.S. dollar.
Interest income, net. Interest income, net was $11.1 million for the three months ended September 30, 2024 as compared to $11.6 million of income for three months ended September 30, 2023. The change in interest income, net was due to holding fewer short term investments in the current period as compared to the prior year.
Provision for income taxes. Provision for income taxes was $8.9 million benefit for the three months ended September 30, 2024 compared to $12.8 million expense for the three months ended September 30, 2023. The effective tax rates were 3.7% and 18.9% for the three months ended September 30, 2024 and 2023, respectively. The decrease in tax expense was primarily due to a decrease of income before provision for income taxes for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. There was a net discrete tax detriment for the three months ended September 30, 2024 related primarily to $41.5 million losses not benefitted from the loss on divestiture of the Russian operations. The other discrete tax items for the three months ended September 30, 2024 did not have a significant effect on our tax rate. The discrete detriment for the three months ended September 30, 2023 did not have a significant effect on our tax rate.
Net (loss) income attributable to IPG Photonics Corporation. Net (loss) income attributable to IPG Photonics Corporation decreased by $288.6 million to a net loss of $233.6 million for the three months ended September 30, 2024 compared to a net income of $55.0 million for the three months ended September 30, 2023 due to the factors described above.

Results of Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Net sales. Net sales decreased by $245.7 million, or 24.9% to $742.8 million for the nine months ended September 30, 2024 from $988.5 million for the nine months ended September 30, 2023.
The table below sets forth sales by application:

	Nine Months Ended September 30,
	2024		2023		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$659,201	88.7%	$892,379	90.3%	$(233,178)	(26.1)%
Other applications	83,596	11.3%	96,167	9.7%	(12,571)	(13.1)%
Total	$742,797	100.0%	$988,546	100.0%	$(245,749)	(24.9)%

The table below sets forth sales by type of product and other revenue:

	Nine Months Ended September 30,
	2024		2023		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power CW Lasers	$254,343	34.2%	$419,538	42.4%	$(165,195)	(39.4)%
Medium Power CW Lasers	47,082	6.3%	57,146	5.8%	(10,064)	(17.6)%
Pulsed Lasers	110,825	14.9%	150,569	15.2%	(39,744)	(26.4)%
QCW Lasers	36,520	4.9%	35,978	3.6%	542	1.5%
Laser and Non-Laser Systems	111,436	15.0%	117,064	11.9%	(5,628)	(4.8)%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	182,591	24.7%	208,251	21.1%	(25,660)	(12.3)%
Total	$742,797	100.0%	$988,546	100.0%	$(245,749)	(24.9)%
Materials processing
Sales for materials processing applications decreased due to decreases in sales of high power CW lasers, medium power CW lasers, pulsed lasers, laser and non-laser systems and other laser products and service.
•High power CW laser sales decreased due to lower sales for cutting and welding applications. Within cutting applications, the decrease in sales was attributable to softer industrial demand primarily in Europe and the U.S., increased competition from Chinese fiber laser suppliers and inventory management by OEM customers, while welding application was primarily impacted by a delay in e-mobility investments.
•Medium power CW laser sales decreased due to a decrease in demand in welding, partially offset by growth in 3D printing applications.
•Pulsed laser sales decreased due to lower demand in micro material processing applications and foil cutting applications.
•Laser and non-laser systems sales decreased driven by lower demand for non-laser systems.
•Other revenue for materials processing decreased due to lower sales of accessories and parts and service.

Other Applications
Sales from other applications decreased due to decreased demand for lasers used in medical procedures and advanced applications.
Cost of sales and gross margin. Cost of sales decreased by $66.0 million, or 11.8%, to $495.0 million for the nine months ended September 30, 2024 from $561.0 million for the nine months ended September 30, 2023. Our gross margin decreased to 33.4% for the nine months ended September 30, 2024 from 43.2% for the nine months ended September 30, 2023. Gross margin decreased mainly driven by increased provisions for excess and obsolete inventory. For the nine months ended September 30, 2024, we recorded additional inventory provisions of $29.5 million attributed to items previously considered safety stock and items that became technologically obsolete. In addition to provisions for inventory reserves, gross margin declined due to an increase in unabsorbed manufacturing costs, partially offset by a decrease in shipping costs and tariffs, as a percentage of sales.
Sales and marketing expense. Sales and marketing expense increased by $4.2 million, or 6.6%, to $67.7 million for the nine months ended September 30, 2024 compared with $63.5 million for the nine months ended September 30, 2023. The increase is due to higher personnel and related expenses and premises expenses, partially offset by lower depreciation and amortization expenses. As a percentage of sales, sales and marketing expense increased to 9.1% from 6.4% for the nine months ended September 30, 2024 and 2023, respectively.
Research and development expense. Research and development expense increased by $13.0 million, or 18.3%, to $84.0 million for the nine months ended September 30, 2024, compared to $71.0 million for the nine months ended September 30, 2023. The increase is due to higher personnel and related expenses and premises expenses. As a percentage of sales, research and development expense increased to 11.3% from 7.2% for the nine months ended September 30, 2024 and 2023, respectively.
General and administrative expense. General and administrative expense increased by $4.7 million, or 5.2%, to $95.4 million for the nine months ended September 30, 2024 from $90.7 million for the nine months ended September 30, 2023, primarily as a result of increases in consultant, legal, and information system expenses. As a percentage of sales, general and administrative expense increased to 12.8% from 9.2% for the nine months ended September 30, 2024 and 2023, respectively.
Net loss from divestiture and sale of assets. During the nine months ended September 30, 2024 we incurred a net loss of $190.2 million. The loss was primarily related to the divestiture of our Russian operations for $197.7 million, partially offset by a gain on sale of assets of $7.5 million related to the sales of a building and land in the U.S. and a building in the U.K.
Impairment of long-lived assets. During the nine months ended September 30, 2024, we completed an impairment analysis of the assets in Belarus as a result of new EU sanctions that will limit our ability to supply laser cabinets and other mechanical components from our factory in Belarus. We recorded $26.6 million of impairment of long-lived asset.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. dollar had been the same as one year ago, which were on average euro 0.92, Russian ruble 83, Japanese yen 138 and Chinese yuan 7.03, respectively, we would have expected net sales for the nine months ended September 30, 2024 to be $13.2 million higher, gross profit to be $8.2 million higher and total sales and marketing, research and development, and general and administrative expenses would have been $2.9 million higher.
Loss on foreign exchange. We incurred a foreign exchange transaction loss of $6.1 million for the nine months ended September 30, 2024 as compared to a gain of $1.8 million for the nine months ended September 30, 2023. Our European subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars. The loss for the nine months ended September 30, 2024 was primarily attributable to loss from the depreciation of the Chinese yuan for most of the year and appreciation of the euro, as compared to the U.S. dollar.
Interest income, net. Interest income, net, was $38.1 million for the nine months ended September 30, 2024 as compared to $28.4 million of income for the nine months ended September 30, 2023. The increase in interest income, net, was due to an increase in yields on cash equivalents and short-term investments that resulted from higher market interest rates as compared to prior year rates.
Provision for income taxes. Provision for income taxes was $5.4 million for the nine months ended September 30, 2024 compared to $55.3 million for the nine months ended September 30, 2023. There was tax expense provided on the Loss before provision for income taxes for the nine months ended September 30, 2024. The effective tax rate was 23.8% for the nine months ended September 30, 2023. The decrease in tax expense was primarily due to a decrease of income before provision for income taxes for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. There was a tax detriment of $41.5 million primarily from the loss on divestiture of Russian operations for the nine months ended

September 30, 2024. The other discrete tax items for the nine months ended September 30, 2024 were $1.4 million tax detriment primarily related to the increase in tax expense for equity-based compensation which was partially offset by the reductions in tax reserves. The discrete detriment for the nine months ended September 2023 did not have a significant effect on our tax rate.
Net (loss) income attributable to IPG Photonics Corporation. Net (loss) income attributable to IPG Photonics Corporation decreased by $366.8 million to a net loss of $189.3 million for the nine months ended September 30, 2024 compared to a net income of $177.5 million for the nine months ended September 30, 2023, due to the factors described above.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents, short-term investments, our cash flows from operations and our existing lines of credit provide us with the financial flexibility to meet our liquidity and capital needs. We expect to continue making investments in capital expenditures, to assess acquisition opportunities and to repurchase shares of our stock in accordance with our repurchase program. The extent and timing of such expenditures may vary from period to period. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our growth, the timing and extent of spending to support development efforts, expansion of global sales and marketing activities, government regulation including trade sanctions, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the near term, we will incur capital expenditures related to the expansion of capacity outside of Russia and Belarus. As of September 30, 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
Included in cash and cash equivalents are $5.8 million of cash located in Belarus, as of September 30, 2024.
The following table presents our principal sources of liquidity:

	September 30,	December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$883,871	$514,674
Short-term investments	135,444	662,807
Unused credit lines and overdraft facilities	78,755	78,506
Working capital (excluding cash, cash equivalents and short-term investments)	356,917	522,312
Short-term investments at September 30, 2024 consist of liquid investments including commercial paper, corporate bonds, U.S. Treasury and agency obligations and term deposits with original maturities of greater than three months but less than one year. See Note 5, "Fair Value Measurements" in the notes to the condensed consolidated financial statements for further information about our short-term investments.

The following table details our line-of-credit facilities as of September 30, 2024:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$75.0 million	BSBY plus 0.8% to 1.2%, depending on our performance	April 2025	Unsecured
Euro Credit Facility (Germany) (2)	Euro 5.0 million ($5.6 million)	€STR rate plus 0.97%	December 2028	Unsecured, guaranteed by parent company
Euro Facility (3)	Euro 1.5 million ($1.7 million)	Euribor plus 1.25%	December 2024	Common pool of assets of Italian subsidiary
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At September 30, 2024, there were no amounts drawn on this line; however, there were $1.9 million of guarantees issued against the line which reduces total availability.
(2) This facility is available to certain foreign subsidiaries in their respective local currencies. At September 30, 2024, there were no amounts drawn on this line; however, there were $1.6 million of guarantees issued against the line which reduces total availability.
(3) At September 30, 2024, there were no drawings.
At September 30, 2024, our committed credit line is with Bank of America N.A. in the amount of $75.0 million and it is not syndicated. We are required to meet certain financial covenants associated with this credit line. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that we maintain a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. Funded debt is decreased by our cash and available marketable securities not classified as long-term investments in the U.S.A. in excess of $50 million up to a maximum of $500 million. We were in compliance with all such financial covenants as of and for the three months ended September 30, 2024.
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
See Note 10, "Financing Arrangements" in the notes to the condensed consolidated financial statements for further information about our facilities.
The following table presents cash flow activities:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash provided by operating activities	$174,112	$189,924
Cash provided by (used in) investing activities	471,279	(162,996)
Cash used in financing activities	(284,609)	(175,991)
Operating activities. Net cash provided by operating activities decreased by $15.8 million to $174.1 million for the nine months ended September 30, 2024 from $189.9 million for the nine months ended September 30, 2023, primarily due to a decrease in sales, partially offset by an increase in cash provided by working capital. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The decrease in cash flow from operating activities in 2024 primarily resulted from:
•a decrease in cash provided by net income after adjusting for non-cash operating activities, mainly due to lower sales; and

•an increase in cash used by income and other taxes payable due to the timing of estimated tax payments made and refunds received from filing tax returns, including an installment due on our transition tax liability from the Tax Reform Act of 2017.
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
•a decrease in cash used by accrued expenses and other liabilities due to timing of billings in excess of costs and estimated earnings on custom systems and less cash used for personnel accruals, partially offset by an increase in cash used by customer deposits and deferred revenue due to lower sales; and
•a decrease in cash used by prepaid expenses and other assets due to timing of bank acceptance drafts and costs and earnings in excess of billings on custom systems.
Investing activities. Net cash provided by investing activities was $471.3 million for the nine months ended September 30, 2024 as compared to cash used in investing activities of $163.0 million in 2023. The cash provided by investing activities in 2024 related to $543.0 million of net proceeds of short-term investments and $28.5 million of cash provided by sales of property, plant and equipment; partially offset by $75.4 million of cash used for capital expenditures, and $25.3 million of net cash outflow from the divestiture of our Russian operation. The cash proceeds from the sale of our Russian operation were lower than the cash and cash equivalents on hand, resulting in a cash outflow from divestiture. The cash used in investing activities in 2023 related to $108.6 million of net purchases of short-term investments and $85.3 million of cash used for capital expenditures; partially offset by $30.4 million of cash provided by sales of property, plant and equipment.
In 2024, we expect to invest approximately $100 million net of proceeds from sale of fixed assets. Capital expenditures include investments in property, facilities and equipment to replace capacity in Russia and upgrade or replace equipment at other facilities that is beyond its useful life. Capital expenditures also include investments to increase vertical integration, increase redundant manufacturing capacity for critical components and enhance research and development capabilities. The timing and extent of any capital expenditures in and between periods can have a significant effect on our cash flow. If we obtain financing for certain projects, our cash expenditures would be reduced in the year of expenditure. Many of the capital expenditure projects that we undertake have long lead times and are difficult to cancel or defer to a later period. We intend to finance our capital expenditures with existing cash, cash equivalents and short term investments as well as with cash generated from operations.
Financing activities. Net cash used in financing activities was $284.6 million for the nine months ended September 30, 2024 as compared to net cash used of $176.0 million in 2023. The cash used in financing activities in 2024 primarily related to the purchase of treasury stock of $286.5 million. The cash used in financing activities in 2023 primarily related to the purchase of treasury stock of $159.5 million and principal payments on our long-term borrowings of $16.0 million.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the euro, the Russian ruble, and the Chinese yuan. Changes in the exchange rate of the U.S. dollar versus the functional currencies of our subsidiaries affect the translated value and relative level of sales and net income that we report from one period to the next. In addition, our subsidiaries may have assets or liabilities denominated in a currency other than their functional currency which results in foreign exchange transaction gains and losses due to changes in the value of the functional currency versus the currency the assets and liabilities are denominated in. The loss on foreign exchange transactions totaled $1.1 million for the three months ended September 30, 2024 compared to a gain of $0.4 million for the three months ended September 30, 2023. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. As a result of the divestiture of our Russian operation, our exposure to the Russian ruble in future periods is not expected to be significant.
At September 30, 2024, our material foreign currency exposure is net U.S. dollar denominated assets at subsidiaries where the euro is the functional currency and U.S. dollar denominated liabilities where the Chinese yuan is the functional currency. The net U.S. dollar denominated assets are comprised of cash, third party receivables and inter-company receivables offset by third party and inter-company payables denominated in U.S. dollar. The U.S. dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. dollar to the euro as of September 30, 2024 applied to the net U.S. dollar asset balances, would result in a foreign exchange gain of $3.7 million if the U.S. dollar appreciated and a $3.9 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Chinese yuan as of September 30, 2024 applied to the net U.S. dollar liabilities balances, would result in a foreign exchange loss of $0.8 million if the U.S. dollar appreciated and a $0.8 million foreign exchange gain if the U.S. dollar depreciated.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of September 30, 2024. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities for the three months ended September 30, 2024.
Issuer Purchases of Equity Securities
The following table reflects issuer purchases of equity securities for the three months ended September 30, 2024:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 — July 31, 2024	349,348	$87.26	349,348	150,000
August 1, 2024 — August 31, 2024	701	69.27	—	150,000
September 1, 2024 — September 30, 2024	635,155	68.09	634,712	106,781
Total	985,204	$74.89	984,060	$106,781

(1)     Total number of shares (or units) purchased includes shares repurchased as part of publicly announced plans or programs and "withhold to cover" tax liabilities upon vesting of restricted stock awards. For the three months ended September 30, 2024, a total of 1,144 shares were withheld to cover at an average price of $66.78.

(2) On February 13, 2024, we announced that our Board of Directors authorized the purchase of up to $300 million of IPG common stock (the "February 2024 authorization"), exclusive of any fees, commissions or other expenses. Share repurchases under these purchase authorization were made periodically in open-market transactions using our working capital, and were subject to market conditions, legal requirements and other factors. The share purchase program authorizations did not obligate us to repurchase any dollar amount or number of our shares, and repurchases could be commenced or suspended from time to time without prior notice.
We repurchased 984,060 shares in the third quarter of 2024 under the February 2024 authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as defined in Item 408 of Regulation S-K, during the quarter ended September 30, 2024.
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description

10.1
Services Agreement dated August 15, 2024 between the Registrant and Dr. Alexander Ovtchinnikov (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 16, 2024)

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

IPG PHOTONICS CORPORATION

Date: October 29, 2024	By:	/s/ Mark M. Gitin
Mark M. Gitin
Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2024	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)