Form 10-Q
period 2025-03-31
IPG PHOTONICS CORP
filed 2025-05-06
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 5, 2025, there were 42,534,662 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$363,046	$620,040
Short-term investments	563,832	310,152
Accounts receivable, net	176,909	171,131
Inventories	287,623	284,780
Prepaid income taxes	16,955	17,592
Prepaid expenses and other current assets	35,022	27,300
Total current assets	1,443,387	1,430,995
Deferred income taxes, net	109,232	115,031
Goodwill	68,617	67,241
Intangible assets, net	54,297	55,376
Property, plant and equipment, net	603,271	588,375
Other assets	38,544	32,246
Total assets	$2,317,348	$2,289,264
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$37,923	$35,385
Accrued expenses and other current liabilities	152,829	152,048
Income taxes payable	6,282	17,586
Total current liabilities	197,034	205,019
Other long-term liabilities and deferred income taxes	59,872	59,774
Total liabilities	256,906	264,793
Commitments and contingencies (Note 11)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 56,813,839 and 42,729,426 shares issued and outstanding, respectively, at March 31, 2025; 56,632,974 and 42,548,561 shares issued and outstanding, respectively, at December 31, 2024.	6	6
Treasury stock, at cost, 14,084,413 shares held at both March 31, 2025 and December 31, 2024.	(1,505,216)	(1,505,321)
Additional paid-in capital	1,040,264	1,035,285
Retained earnings	2,617,626	2,613,868
Accumulated other comprehensive loss	(92,238)	(119,367)
Total IPG Photonics Corporation equity	2,060,442	2,024,471
Total liabilities and equity	$2,317,348	$2,289,264
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Net sales	$227,793	$252,009
Cost of sales	137,981	154,473
Gross profit	89,812	97,536
Operating expenses:
Sales and marketing	24,430	22,998
Research and development	28,336	29,381
General and administrative	32,808	31,158
Gain on sale of assets	—	(6,776)
Loss on foreign exchange	2,411	1,675
Total operating expenses	87,985	78,436
Operating income	1,827	19,100
Other income, net:
Interest income, net	7,444	14,177
Other income, net	1,344	325
Total other income	8,788	14,502
Income before provision for income taxes	10,615	33,602
Provision for income taxes	6,857	9,503
Net income	$3,758	$24,099
Net income per common share:
Basic	$0.09	$0.52
Diluted	$0.09	$0.52
Weighted average common shares outstanding:
Basic	42,605	45,960
Diluted	42,832	46,175
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net income	$3,758	$24,099
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	27,129	(17,728)
Total other comprehensive income (loss)	27,129	(17,728)
Comprehensive income	$30,887	$6,371

See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$3,758	$24,099
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,341	16,214
Deferred income taxes	6,476	4,044
Stock-based compensation	10,754	9,738
Unrealized loss (gain) on foreign currency transactions	42	(708)
Provisions for inventory, warranty and bad debt	11,876	14,761
Amortization of premium/discount on investments	(3,878)	(7,218)
Other	1,402	(5,713)
Changes in assets and liabilities that (used) provided cash, net of acquisitions:
Accounts receivable	(4,113)	32,305
Inventories	(8,967)	1,498
Prepaid expenses and other assets	(6,087)	(7,343)
Accounts payable	5,491	274
Accrued expenses and other liabilities	(6,965)	(26,230)
Income and other taxes payable	(11,685)	(1,125)
Net cash provided by operating activities	13,445	54,596
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(24,818)	(28,052)
Proceeds from sales of property, plant and equipment	183	25,262
Purchases of short-term investments	(333,009)	(226,521)
Proceeds from short-term investments	83,206	252,890
Other	52	157
Net cash (used in) provided by investing activities	(274,386)	23,736
Cash flows from financing activities:
Payments for taxes related to net share settlement of equity awards less proceeds from issuance of common stock under employee stock options	(5,775)	(1,158)
Purchase of treasury stock net of excise tax, at cost	105	(89,616)
Net cash used in financing activities	(5,670)	(90,774)
Effect of changes in exchange rates on cash and cash equivalents	9,617	(5,780)
Net decrease in cash and cash equivalents	(256,994)	(18,222)
Cash and cash equivalents — Beginning of period	620,040	514,674
Cash and cash equivalents — End of period	$363,046	$496,452
Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$4
Cash paid for income taxes	$10,574	$8,005
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$1,532	$1,736
Inventory transferred to machinery and equipment	$644	$498
Additions to property, plant and equipment included in accounts payable	$2,462	$1,708
Leased assets obtained in exchange for new operating lease liabilities	$2,979	$2,418
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended March 31,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2025	42,548,561	$6	(14,084,413)	$(1,505,321)	$1,035,285	$2,613,868	$(119,367)	$2,024,471
Vesting of RSUs and PSUs, net of shares withheld for taxes	180,865	—	—	—	(5,775)	—	—	(5,775)
Purchased common stock	—	—	—	105	—	—	—	105
Stock-based compensation	—	—	—	—	10,754	—	—	10,754
Net income	—	—	—	—	—	3,758	—	3,758
Foreign currency translation adjustments and other	—	—	—	—	—	—	27,129	27,129
Balance, March 31, 2025	42,729,426	$6	(14,084,413)	$(1,505,216)	$1,040,264	$2,617,626	$(92,238)	$2,060,442

Balance, January 1, 2024	46,320,671	$6	(9,996,767)	$(1,161,505)	$994,020	$2,795,394	$(212,530)	$2,415,385
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	204,000	—	—	—	(1,158)	—	—	(1,158)
Purchased common stock	(957,925)	—	(957,925)	(89,616)	—	—	—	(89,616)
Stock-based compensation	—	—	—	—	9,738	—	—	9,738
Net income	—	—	—	—	—	24,099	—	24,099
Foreign currency translation adjustments and other	—	—	—	—	—	—	(17,728)	(17,728)
Balance, March 31, 2024	45,566,746	$6	(10,954,692)	$(1,251,121)	$1,002,600	$2,819,493	$(230,258)	$2,340,720
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by IPG Photonics Corporation, or "IPG", "its" or the "Company". Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Condensed Consolidated Financial Statements include the Company's accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
In the opinion of the Company's management, the financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of results that may be expected for the entire year.
Change in Accounting Estimate — During the fourth quarter of 2024, the Company completed an assessment of the useful lives of certain machinery and equipment, resulting in a change in the upper end of the range for these assets from 7 years to 10 years based upon the Company's experience of historical usage. The change in estimate did not have a material effect for the three months ended March 31, 2025.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Pronouncement — In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis. Under the new guidance an entity is required to disclose the title and position of the chief operating decision maker ("CODM") and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU also requires that an entity that has a single reportable segment provide all the disclosures required by this ASU and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-07. Refer to Note 15, "Segment Reporting."
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
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Aggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"), which requires more detailed disaggregated disclosure of income statement expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is evaluating the impact of this ASU and does not expect that this standard will have a material impact on the Company's disclosures.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Sales are derived from products for different applications: fiber lasers, diode lasers, systems and accessories for materials processing; fiber lasers, diodes and amplifiers for advanced applications; and fiber lasers, systems and fibers for medical applications.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following tables represent a disaggregation of revenue from contracts with customers:

	Three Months Ended March 31,
	2025	2024
Sales by Application
Materials processing	$195,718	$226,365
Other applications	32,075	25,644
Total	$227,793	$252,009

	Three Months Ended March 31,
	2025	2024
Sales by Product
High Power Continuous Wave ("CW") Lasers	$69,415	$90,793
Medium Power CW Lasers	24,396	16,214
Pulsed Lasers	36,661	34,819
Quasi-Continuous Wave ("QCW") Lasers	10,894	15,791
Laser and Non-Laser Systems	33,054	37,503
Other Revenue including Other Lasers, Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	53,373	56,889
Total	$227,793	$252,009

Sales by Geography
North America	$56,372	$63,964
Europe:
Germany	24,703	20,019
Other	32,166	59,497
Total Europe	56,869	79,516
Asia:
China	67,858	62,730
Japan	11,663	16,698
Other	33,175	24,978
Total Asia	112,696	104,406
Rest of World	1,856	4,123
Total	$227,793	$252,009

Timing of Revenue Recognition
Goods and services transferred at a point in time	$224,022	$242,527
Goods and services transferred over time	3,771	9,482
Total	$227,793	$252,009
One of the Company's customers accounted for 16% and 12% of the Company's net accounts receivable as of March 31, 2025 and December 31, 2024, respectively.
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
The following table reflects the changes in the Company's contract assets and liabilities for the three months ended March 31, 2025 and 2024:

	March 31,	January 1,		March 31,	January 1,
	2025	2025	Change	2024	2024	Change
Contract assets
Contract assets	$1,078	$4,737	$(3,659)	$10,996	$9,383	$1,613
Contract liabilities
Contract liabilities - current	61,776	56,454	5,322	60,171	69,219	(9,048)
Contract liabilities - long-term	3,338	2,882	456	2,732	2,851	(119)
During the three months ended March 31, 2025 and 2024 the Company recognized revenue of $21,214 and $30,500, respectively, that was included in contract liabilities at the beginning of each year.
The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of March 31, 2025:

	Remaining Performance Obligations
	2025 (a)	2026	2027	2028	2029	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$1,928	$1,612	$1,175	$586	$324	$69	$5,694
Revenue to be earned over time from contracts to sell large scale materials processing systems	12,137	2,121	—	—	—	—	14,258
Total	$14,065	$3,733	$1,175	$586	$324	$69	$19,952
(a) For the nine-month period beginning April 1, 2025.
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
The fair value of money market fund deposits, cash equivalent term deposits, accounts receivable, accounts payable and drawings on revolving lines of credit is reasonably close to their carrying amounts due to the short maturity of most of these instruments or as a result of the competitive market interest rates, which have been negotiated. The fair value of the Company's term deposits, commercial paper, corporate bonds, and U.S. Treasury and agency obligations are based on Level 2 inputs.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the Condensed Consolidated Balance Sheets:

	Fair Value Measurements at March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$53,093	$53,093	$—	$—
Term deposits	80,450	—	80,450	—
Total cash equivalents	133,543	53,093	80,450	—
Short-term investments:
Commercial paper	392,733	—	392,733	—
Corporate bonds	118,704	—	118,704	—
U.S. Treasury and agency obligations	49,124	—	49,124	—
Term deposits	3,104	—	3,104	—
Total short-term investments	563,665	—	563,665	—
Total	$697,208	$53,093	$644,115	$—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$77,855	$77,855	$—	$—
Commercial paper	163,589	—	163,589	—
U.S. Treasury and agency obligations	47,770	—	47,770	—
Term deposits	45,079	—	45,079	—
Corporate bonds	15,777	—	15,777	—
Total cash equivalents	350,070	77,855	272,215	—
Short-term investments:
Commercial paper	219,355	—	219,355	—
Corporate bonds	60,306	—	60,306	—
U.S. Treasury and agency obligations	27,348	—	27,348	—
Term deposits	3,048	—	3,048	—
Total short-term investments	310,057	—	310,057	—
Total	$660,127	$77,855	$582,272	$—
There were no impairments for the investments considered held-to-maturity during the quarters ended March 31, 2025 and 2024. There were no current expected credit loss allowances for the investments considered held-to-maturity at March 31, 2025 and 2024. The Company holds highly-rated held-to-maturity instruments that are within one year of maturity.
The Company did not have any allowance for credit losses other than the allowance for uncollectible accounts receivable. As of March 31, 2025 and December 31, 2024, the allowance for credit losses on trade receivables was $2,941 and $2,462, respectively.
The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	March 31, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$563,832	$563,665	$310,152	$310,057

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
5. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2025	2024
Components and raw materials	$150,651	$150,257
Work-in-process	33,247	28,973
Finished goods	103,725	105,550
Total	$287,623	$284,780
The Company recorded inventory provisions totaling $9,470 and $12,842 for the three months ended March 31, 2025 and 2024, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities, and are reported as a reduction to components and raw materials, work-in-process and finished goods.
6. BUSINESS COMBINATION
During the fourth quarter of 2024, the Company acquired 100% of the shares of Clean‐Lasersysteme GmbH ("cleanLASER"). As of March 31, 2025, the purchase price allocations included in the Company's Condensed Consolidated Financial Statements are not complete, pending finalization of the working capital adjustment to the purchase price.
The Company has a continued employment arrangement with one of the sellers subject to a potential earn-out payment based upon the achievement of certain financial and non-financial milestones. The Company has treated this potential payment as compensation expense that will be recorded ratably over the employment arrangement period of 24 months. The amount the Company has accrued related to this arrangement is not material as of March 31, 2025.
7. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill:

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$67,241	$38,540
Foreign exchange adjustment	1,376	(189)
Balance, end of period	$68,617	$38,351
Intangible assets, subject to amortization, consisted of the following:

	March 31, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$63,344	$(31,314)	$32,030	11 years	$62,671	$(29,747)	$32,924	11 years
Technology, and Production know-how	41,607	(23,553)	18,054	8 years	40,823	(22,891)	17,932	8 years
Trademark and trade name	15,808	(11,595)	4,213	8 years	15,665	(11,145)	4,520	8 years
Patents	8,034	(8,034)	—	8 years	8,034	(8,034)	—	8 years
Total	$128,793	$(74,496)	$54,297		$127,193	$(71,817)	$55,376
Amortization expense for the three months ended March 31, 2025 and 2024 was $2,502 and $1,425, respectively. The estimated future amortization expense for intangibles for the remainder of 2025 and subsequent years is as follows:

2025 (a)	2026	2027	2028	2029	Thereafter	Total
$7,044	$7,746	$7,533	$7,163	$6,922	$17,889	$54,297
(a) For the nine-month period beginning April 1, 2025.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
8. OTHER LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2025	2024
Contract liabilities	$61,776	$56,454
Accrued compensation	53,873	56,568
Current portion of accrued warranty	20,492	21,398
Short-term lease liabilities	4,318	4,835
Other	12,370	12,793
Total	$152,829	$152,048
Other long-term liabilities and deferred income taxes consist of the following:

	March 31,	December 31,
	2025	2024
Deferred income taxes	$14,209	$14,206
Unrecognized tax benefits	13,718	13,855
Accrued warranty	12,624	12,954
Long-term lease liabilities	11,999	13,124
Other	7,322	5,635
Total	$59,872	$59,774
9. PRODUCT WARRANTIES
The Company typically provides one to five years parts and service warranties on lasers, laser and non-laser systems, and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
Activity related to the warranty accrual was as follows:

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$34,352	$47,209
Provision for warranty accrual	1,742	1,680
Warranty claims	(3,779)	(4,568)
Foreign currency translation	801	(687)
Balance, end of period	$33,116	$43,634
Accrued warranty reported in the accompanying Condensed Consolidated Financial Statements as of March 31, 2025 and December 31, 2024 consist of $20,492 and $21,398 in accrued expenses and other current liabilities, respectively, and $12,624 and $12,954 in other long-term liabilities and deferred income taxes, respectively.
10. FINANCING ARRANGEMENTS
Revolving Line of Credit Facilities:
The Company maintains a $75,000 U.S. revolving line of credit, which is available to certain foreign subsidiaries and allows for borrowings in the local currencies of those subsidiaries. At March 31, 2025 and December 31, 2024, there were no amounts drawn on the U.S. line-of-credit, and there were $2,144 and $2,103, respectively, of guarantees issued against the facility, which reduce the amount of the facility available to draw. After providing for the guarantees used, the remaining availability under this line was $72,856 at March 31, 2025. In addition, the Company maintains Euro lines of credit facilities with a total principal amount of €6,500 ($7,033 and $6,751 as of March 31, 2025 and December 31, 2024, respectively), which are available to certain European subsidiaries. At March 31, 2025 and December 31, 2024, there were no amounts drawn on the

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Euro lines of credit, and there were $1,505 and $1,533, respectively, of guarantees issued against the facility, which reduce the amount of the facility available to draw.
11. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in legal disputes and other proceedings in the ordinary course of its business. These matters may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of March 31, 2025 and through the filing date of these Condensed Consolidated Financial Statements, the Company is aware of no ongoing legal proceedings that management estimates could have a material effect on the Company's Condensed Consolidated Financial Statements.
Effective January 1, 2025, the Company is self-insured for employee medical benefits in the United States. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the consolidated financial statements. To limit the Company’s potential liabilities for these risks, the Company purchases insurance from a third party that provides stop-loss protection for medical costs in the United States that exceed $225 per person per annum.
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
Total components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments and other	Total
Balance, January 1, 2025	$(119,367)	$(119,367)
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other, net of tax expense of $97	27,129	27,129
Total other comprehensive income	27,129	27,129
Balance, March 31, 2025	$(92,238)	$(92,238)

Balance, January 1, 2024	$(212,530)	$(212,530)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other, net of tax benefit of $33	(17,728)	(17,728)
Total other comprehensive loss	(17,728)	(17,728)
Balance, March 31, 2024	$(230,258)	$(230,258)
13. INCOME TAXES
The provision for income taxes was an expense of $6,857 and $9,503, for the three months ended March 31, 2025, and 2024, respectively. The effective tax rate was 64.6% for the three months ended March 31, 2025. This compares to the effective tax rate for the three months ended March 31, 2024 of 28.3%.
The decrease in tax expense was primarily due to lower Income before provision for income taxes for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This decrease was partially offset by an increase in discrete tax expense items for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
The discrete tax detriment for the three months ended March 31, 2025 of $4,614 is related primarily to equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes. This

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
compares to a net discrete tax detriment of $1,997 for the three months ended March 31, 2024 which relates primarily to equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes partially offset by a decrease in uncertain tax positions due to the conclusion of tax audits.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes. The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The following is a summary of the activity of the Company’s unrecognized tax benefits for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$13,855	$17,176
Change in prior period positions	—	(2,000)
Additions for tax positions in current period	55	76
Foreign currency translation	(192)	—
Balance, end of period	$13,718	$15,252
The liability for uncertain tax benefits is included in Other long-term liabilities and deferred income taxes at March 31, 2025 and December 31, 2024. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate if those tax benefits are recognized.
14. NET INCOME PER COMMON SHARE
The following table sets forth the computation of diluted net income per common share following the treasury stock method:

	Three Months Ended March 31,
	2025	2024
Net income	$3,758	$24,099
Basic weighted average common shares	42,604,799	45,960,476
Dilutive effect of common stock equivalents	226,987	214,042
Diluted weighted average common shares	42,831,786	46,174,518
Basic net income per common share	$0.09	$0.52
Diluted net income per common share	$0.09	$0.52
The computation of diluted weighted average common shares excludes common stock equivalents including non-qualified stock options, performance stock units ("PSUs"), restricted stock units ("RSUs") and employee stock purchase plan ("ESPP") because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Non-qualified stock options	585,170	592,393
Restricted stock units	342,468	239,769
Performance stock units	58,872	—
Employee stock purchase plan	—	9,126
Total weighed average anti-dilutive shares outstanding	986,510	841,288
On February 13, 2024, the Company announced that its Board of Directors has authorized the purchase of up to $300,000 of IPG common stock. This authorization is in addition to the Company's previously authorized stock repurchase programs.
In the first quarter of 2025, there were no repurchases made by the Company under the February 2024 authorization. In the first quarter of 2024, the Company repurchased 957,925 shares under the May 2023 authorization with a weighted average price of $92.73 per share in the open market. The impact on the reduction of weighted average shares for the three months

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
ended March 31, 2024 was 436,884 shares. As of March 31, 2025, the Company had $50,000 remaining under the February 2024 authorization.
15. SEGMENT REPORTING
The Company operates in one segment which involves the design, development, production and distribution of fiber lasers, laser and non-laser systems, fiber amplifiers, and related optical components. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The chief operating decision maker ("CODM"), who is the Company's chief executive officer, measures financial performance as a single enterprise, and not on geography, legal entity, or end market basis. Throughout the year, the CODM allocates capital resources on a project-by-project basis across the Company's entire asset base, as reflected in the Company's Condensed Consolidated Balance Sheets, to maximize profitability without regard to geography, legal entity, or end market basis. The Company operates in a number of countries throughout the world in a variety of product lines. Information regarding product lines and geographic financial information is provided in Note 3, "Revenue from Contracts with Customers."
The CODM primarily utilizes "Net income," as well as "Net income per common share” included in the Company's Condensed Consolidated Statements of Operations as the key indicators in assessing the enterprise’s performance and allocating resources. In evaluating Net income, the CODM also reviews gross profit as well the Company's income before foreign exchange and other segment items to set and evaluate performance targets.
The following table presents the break-down of Net income, including significant segment expenses.

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Net sales	$227,793	$252,009
Cost of product sold (a)	103,332	113,422
Manufacturing, service and other operations salaries, bonus, and benefits, including contractor costs	65,147	72,666
Other manufacturing expenses (b)	30,866	35,497
Capitalized labor and overhead	(61,364)	(67,112)
Cost of sales	137,981	154,473
Gross profit	89,812	97,536
Sales and marketing, research and development and general and administrative (c)	85,574	83,537
Income before foreign exchange and other segment items	4,238	13,999
Loss on foreign exchange	(2,411)	(1,675)
Interest income, net	7,444	14,177
Provision for income taxes	(6,857)	(9,503)
Other segment items (d)	1,344	7,101
Net income	$3,758	$24,099
(a) Includes cost materials, shipping costs, scrap, and inventory reserves.
(b) Includes depreciation and amortization, service, warranty, and other manufacturing expenses.
(c) Sales and marketing, research and development and general and administrative expenses are disclosed by period in the Company's Condensed Consolidated Statements of Operations.
(d) Other segment items include gain on sale of assets and other income, net.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
16. SUBSEQUENT EVENTS
On April 4, 2025, the Company entered into an amendment to the Credit Facility Second Amended and Restated Loan Agreement dated March 25, 2020, with Bank of America, N.A., to extend the term of its existing U.S. revolving line of credit (the "Credit Facility Agreement"). The term of the Credit Facility Agreement has been extended to June 30, 2025, from its original expiration date of April 30, 2025. The Company guarantees the obligations of certain subsidiaries under the Credit Facility Agreement. The Company is in the process of negotiating a new credit facility.

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
Overview
We develop, manufacture and sell high-performance fiber lasers and diode lasers that are used for diverse applications, primarily in materials processing. We also manufacture and sell complementary products used with our lasers including optical delivery cables, fiber couplers, beam switches, optical processing heads, in-line sensors and chillers. In addition, we offer laser-based and non-laser based systems for certain markets and applications. Our portfolio of laser solutions is used in materials processing, medical, and advanced applications. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally, primarily through our direct sales force. Our major manufacturing facilities are located in the United States and Germany. In response to the risks from the Russia-Ukraine conflict, we expanded our manufacturing operations in Germany, the United States and Italy, and have added manufacturing capacity in Poland to meet the demand for our products and our sales and support needs. In addition, we have ceased new investment in our Belarusian operations and have outsourced the supply laser cabinets and mechanical components that were supplied by that operation.We have sales and service offices and applications laboratories worldwide.
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
Recently announced U.S. Government Tariffs. We continue to closely monitor changes in international trade relations and economic and monetary policies, including recently announced tariffs on imports into the U.S. from China, Germany and other countries, as well as retaliatory tariffs in affected countries, which could adversely impact the global economy and our operating results.
Belarusian Operations. We manufacture laser cabinets and other mechanical components in Belarus. In response to the Russia-Ukraine conflict, the EU issued additional sanctions impacting commerce with Belarus on June 29, 2024, which restricted the supply of laser cabinets and other mechanical components from our factory in Belarus to our Germany operations after October 2, 2024. As a result of the sanctions and their impact on our Belarus operations, we completed an impairment analysis of our Belarus assets during the third quarter of 2024 and recorded $26.6 million of impairment of long-lived asset in our Condensed Consolidated Statements of Operations. At March 31, 2025, the remaining value of the long-lived assets in Belarus was $4.0 million. Net working capital excluding cash was $0.4 million and cash on hand was $2.2 million. The net asset value of our Belarus subsidiary has been reduced by $17.8 million due to the cumulative translation effect of the Belarusian ruble compared to the U.S. dollar, which is included in the accumulated other comprehensive loss component of stockholders' equity. We may incur additional asset impairment charges related to the Belarus operations and the other comprehensive loss that is currently in the equity section of our Condensed Consolidated Balance Sheets could be charged to our Condensed Consolidated Statements of Operations.
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
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive including electric vehicles ("EV"), other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 86% of our revenues for the first quarter of 2025, and 88% for the full fiscal year of 2024 were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $9.5 million and $12.8 million for the three months ended March 31, 2025 and 2024, respectively.
Selling and general and administrative expenses. In the past, we invested in selling and general and administrative costs in order to support continued growth in the Company. As the secular shift to fiber laser technology matures, our sales growth becomes more susceptible to the cyclical trends typical of capital equipment manufacturers. Accordingly, our future management of and investments in selling and general and administrative expenses will also be influenced by these trends, although we may still invest in selling or general and administrative functions to support certain initiatives even in economic down cycles. Certain general and administrative expenses are not related to the level of sales and may vary quarter to quarter based primarily upon the level of acquisitions, litigation and project-related consulting expenses. Additionally, selling and general and administrative expenses will also be influenced by accruals for variable compensation and performance stock unit expense both of which are dependent upon our performance relative to preestablished targets.
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
Foreign exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S. and Germany) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the euro, the Chinese yuan and Japanese yen have had and could have an additional significant impact on our sales, costs and earnings. For the quarter ended March 31, 2025, the foreign exchange loss was primarily attributed to the appreciation of the euro as compared to the U.S. dollar. Our European subsidiaries have certain net assets denominated in U.S. dollars. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Income taxes. On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. The impact of the Pillar Two Framework on our income tax provision for the three months ended March 31, 2025 was not material. We are continuing to evaluate the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from period to period. Net sales derived from our five largest customers as a percentage of our net sales was 14% for the three months ended March 31, 2025 and 13%, and 13% for the full years 2024 and 2023, respectively. One of our customers accounted for 16% and 12% of our net accounts receivable as of March 31, 2025 and December 31, 2024, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our products. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Net sales. Net sales decreased by $24.2 million, or 9.6%, to $227.8 million for the three months ended March 31, 2025 from $252.0 million for the three months ended March 31, 2024.
The table below sets forth sales by application:

	Three Months Ended March 31,
	2025		2024		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$195,718	85.9%	$226,365	89.8%	$(30,647)	(13.5)%
Other applications	32,075	14.1%	25,644	10.2%	6,431	25.1%
Total	$227,793	100.0%	$252,009	100.0%	$(24,216)	(9.6)%

The table below sets forth sales by type of product and other revenue:

	Three Months Ended March 31,
	2025		2024		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$69,415	30.5%	$90,793	36.0%	$(21,378)	(23.5)%
Medium Power CW Lasers	24,396	10.7%	16,214	6.4%	8,182	50.5%
Pulsed Lasers	36,661	16.1%	34,819	13.8%	1,842	5.3%
Quasi-Continuous Wave ("QCW") Lasers	10,894	4.8%	15,791	6.3%	(4,897)	(31.0)%
Laser and Non-Laser Systems	33,054	14.5%	37,503	14.9%	(4,449)	(11.9)%
Other Revenue including Other Lasers, Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	53,373	23.4%	56,889	22.6%	(3,516)	(6.2)%
Total	$227,793	100.0%	$252,009	100.0%	$(24,216)	(9.6)%
Materials processing sales accounted for 86% of total revenue and decreased 14% year over year, as a result of lower sales in welding and cutting applications, partially offset by higher revenue in micromachining, cleaning and additive manufacturing applications. Other applications sales increased 25% year over year driven by higher revenue in medical and advanced applications.
Cost of sales and gross margin. Cost of sales decreased by $16.5 million, or 10.7%, to $138.0 million for the three months ended March 31, 2025 from $154.5 million for the three months ended March 31, 2024. Our gross margin increased to 39.4% for the three months ended March 31, 2025 from 38.7% for the three months ended March 31, 2024. The increase in gross margin was driven primarily by decreased provisions for excess and obsolete inventory and a decrease in unabsorbed manufacturing costs, partially offset by higher product costs, as a percentage of sales.
Sales and marketing expense. Sales and marketing expense increased by $1.4 million, or 6.1%, to $24.4 million for the three months ended March 31, 2025 from $23.0 million for the three months ended March 31, 2024. The increase is due to increases in personnel and related expenses as well as in depreciation and amortization expense. As a percentage of sales, sales and marketing expense increased to 10.7% from 9.1% for the three months ended March 31, 2025 and 2024, respectively.
Research and development expense. Research and development expense decreased by $1.1 million, or 3.7%, to $28.3 million for the three months ended March 31, 2025, compared to $29.4 million for the three months ended March 31, 2024. The decrease is due to a gain on lease termination as well as a decrease in personnel and related expenses. The decrease in personnel and related expenses was partly attributed to the disposal of our Russian operations. As a percentage of sales, research and development expense increased to 12.4% from 11.7% for the three months ended March 31, 2025 and 2024, respectively.
General and administrative expense. General and administrative expense increased by $1.6 million, or 5.1%, to $32.8 million for the three months ended March 31, 2025 from $31.2 million for the three months ended March 31, 2024. The increase was due to increases in personnel and related expenses and bad debt provision, partially offset by decreases in premises costs and information systems. As a percentage of sales, general and administrative expense increased to 14.4% from 12.4% for the three months ended March 31, 2025 and 2024, respectively.
Gain on sale of assets. There was no gain on sale of assets for the three months ended March 31, 2025. The gain on sale of assets of $6.8 million for the three months ended March 31, 2024 was related to the sales of a building in the U.S. and a building in the U.K.
Effect of exchange rates on net sales, gross profit and operating expenses. If exchange rates relative to the U.S. dollar had been the same as one year ago, which were on average euro 0.92, Japanese yen 148 and Chinese yuan 7.17, respectively, we estimate that net sales for the three months ended March 31, 2025 would have been $4.6 million higher, gross profit would have been $2.0 million higher and total sales and marketing, research and development, and general and administrative expenses would have been $1.1 million higher.
Loss on foreign exchange. We incurred a foreign exchange transaction loss of $2.4 million for the three months ended March 31, 2025 as compared to a $1.7 million loss for the three months ended March 31, 2024. Our European subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars.

The foreign exchange loss for the three months ended March 31, 2025 was primarily attributable to an appreciation of the euro as compared to the U.S. dollar.
Interest income, net. Interest income, net was $7.4 million for the three months ended March 31, 2025 as compared to $14.2 million of income for three months ended March 31, 2024. The change in interest income, net was due to lower weighted average interest rates across our investment portfolio and geographic mix in the current period as compared to the prior year.
Provision for income taxes. The provision for income taxes was an expense of $6.9 million and $9.5 million, for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate was 64.6% for the three months ended March 31, 2025. This compares to the effective tax rate for the three months ended March 31, 2024, of 28.3%.
The decrease in tax expense was primarily due to lower Income before provision for income taxes for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This decrease was partially offset by an increase in discrete tax expense items for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
The discrete tax detriment for the three months ended March 31, 2025 of $4.6 million is related primarily to equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes. This compares to a net discrete tax detriment of $2.0 million for the three months ended March 31, 2024, which comprised of a discrete tax detriment for equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes and was partially offset by a decrease in uncertain tax positions due to the conclusion of tax audits.
Net income. Net income decreased by $20.3 million to a net income of $3.8 million for the three months ended March 31, 2025 compared to a net income of $24.1 million for the three months ended March 31, 2024 due to the factors described above.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents, short-term investments, our cash flows from operations and our existing lines of credit provide us with the financial flexibility to meet our liquidity and capital needs. We expect to continue making investments in capital expenditures, assess acquisition opportunities, repurchase shares of our stock in accordance with our repurchase program, carry out research and development and invest in resources to strengthen our organization. The extent and timing of such expenditures may vary from period to period. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our growth, the timing and extent of spending to support development efforts, expansion of global sales and marketing activities, government regulation including trade sanctions and tariffs, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the near term, we will incur capital expenditures related to the expansion of capacity outside of Russia and Belarus. As of March 31, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
The following table presents our principal sources of liquidity:

	March 31,	December 31,
	2025	2024
	(In thousands)
Cash and cash equivalents	$363,046	$620,040
Short-term investments	563,832	310,152
Unused credit lines and overdraft facilities	78,384	78,115
Working capital (defined as current assets excluding cash, cash equivalents and short-term investments, minus current liabilities)	319,475	295,784
Included in cash and cash equivalents is $2.2 million of cash located in Belarus, as of March 31, 2025.
Short-term investments at March 31, 2025 consist of liquid investments including commercial paper, corporate bonds, U.S. Treasury and agency obligations and term deposits with original maturities of greater than three months but less than one year. See Note 4, "Fair Value Measurements" in the notes to the Condensed Consolidated Financial Statements for further information about our short-term investments.

The following table details our line-of-credit facilities as of March 31, 2025:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$75.0 million	SOFR plus 0.9% to 1.6%, depending on our performance	June 2025	Unsecured
Euro Credit Facility (Germany) (2)	Euro 5.0 million ($5.4 million)	€STR rate plus 0.97%	December 2028	Unsecured, guaranteed by parent company
Euro Facility (3)	Euro 1.5 million ($1.6 million)	Euribor plus 1.25%	July 2025	Common pool of assets of Italian subsidiary
(1) This facility is available to certain foreign subsidiaries in their respective local currencies. At March 31, 2025, there were no amounts drawn on this line; however, there were $2.1 million of guarantees issued against the line which reduces total availability.
(2) This facility is available to certain foreign subsidiaries in their respective local currencies. At March 31, 2025, there were no amounts drawn on this line; however, there were $1.5 million of guarantees issued against the line which reduces total availability.
(3) At March 31, 2025, there were no drawings.
At March 31, 2025, our committed credit line is with Bank of America N.A. in the amount of $75.0 million, which is not syndicated. On April 4, 2025, we amended the U.S. revolving line of credit with Bank of America N.A., extending its maturity through June 2025. We are in the process of negotiating a new credit facility. We are required to meet certain financial covenants associated with this credit line. These covenants, tested quarterly, include an interest coverage ratio and a funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. The interest coverage covenant requires that we maintain a trailing twelve-month ratio of EBITDA to interest on all obligations that is at least 3.0:1.0. The funded debt to EBITDA covenant requires that the sum of all indebtedness for borrowed money on a consolidated basis be less than three times our trailing twelve months EBITDA. Funded debt is decreased by our cash and available marketable securities not classified as long-term investments in the U.S.A. in excess of $50 million up to a maximum of $500 million. We were in compliance with all such financial covenants as of and for the three months ended March 31, 2025.
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
See Note 10, "Financing Arrangements" in the notes to the Condensed Consolidated Financial Statements for further information about our facilities.
The following table presents cash flow activities:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash provided by operating activities	$13,445	$54,596
Cash (used in) provided by investing activities	(274,386)	23,736
Cash used in financing activities	(5,670)	(90,774)
Operating activities. Net cash provided by operating activities decreased by $41.2 million to $13.4 million for the three months ended March 31, 2025 from $54.6 million for the three months ended March 31, 2024, primarily due to an increase in cash used by working capital and a decrease in cash provided by net income after adding back non-cash expenses. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The decrease in cash flow from operating activities in first quarter of 2025 when compared to the first quarter of 2024 primarily resulted from:

•an increase in cash used by accounts receivable due to higher sales at the end of the first quarter of 2025 and timing of collections;
•an increase in cash used by income and other taxes payable due to the timing of estimated tax payments made and refunds received from filing tax returns;
•an increase in cash used by inventory as we manufactured more in the first quarter of 2025 compared to the first quarter of 2024 when we moderated our investments in inventory; and,
•a decrease in cash provided by net income after adjusting for non-cash operating activities, mainly due to lower revenues.
The decreases in cash provided by operating activities in the first quarter of 2025 when compared to the first quarter of 2024 were partially offset by:
•a decrease in cash used by accrued expenses and other liabilities due to an increase in cash provided by customer deposits, a decrease in cash used for personnel and earn-out accruals, an increase in cash provided by deferred revenue and timing of billings in excess of costs and estimated earnings on custom systems, partially offset by an increase in cash used by lease liabilities;
•an increase in cash provided by accounts payable due to timing of payments; and
•a decrease in cash used by prepaid expenses and other assets due to timing of bank acceptance drafts and costs and earnings in excess of billings on custom systems.
Investing activities. Net cash used in investing activities was $274.4 million for the three months ended March 31, 2025 as compared to cash provided by investing activities of $23.7 million in 2024. The cash used in investing activities in 2025 related to $249.8 million of net purchases of short-term investments and $24.8 million of cash used for capital expenditures. The cash provided by investing activities in 2024 related to $26.4 million of net proceeds of short-term investments and $25.3 million of cash provided by sales of property, plant and equipment; partially offset by $28.1 million of cash used for capital expenditures.
Financing activities. Net cash used in financing activities was $5.7 million for the three months ended March 31, 2025 as compared to net cash used of $90.8 million in 2024. The cash used in financing activities in 2025 primarily related to the net cash outflow of $5.8 million from amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units. The cash used in financing activities in 2024 primarily related to the purchase of treasury stock of $89.6 million.
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, "Business" and Item 1A, "Risk Factors" of Part I of the Form 10-K filed with the SEC for the year ended December 31, 2024 (the "Annual Report") and in Item 1A, "Risk Factors" of Part II of this Quarterly Report. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Chinese yuan. Changes in the exchange rate of the U.S. dollar versus the functional currencies of our subsidiaries affect the translated value and relative level of sales and net income that we report from one period to the next. In addition, our subsidiaries may have assets or liabilities denominated in a currency other than their functional currency which results in foreign exchange transaction gains and losses due to changes in the value of the functional currency versus the currency the assets and liabilities are denominated in. The loss on foreign exchange transactions totaled $2.4 million for the three months ended March 31, 2025 compared to a loss of $1.7 million for the three months ended March 31, 2024. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities.
At March 31, 2025, our material foreign currency exposure is net U.S. dollar denominated assets at subsidiaries where the euro is the functional currency and U.S. dollar denominated liabilities where the Chinese yuan is the functional currency. The net U.S. dollar denominated assets are comprised of cash, third party receivables and inter-company receivables offset by third party and inter-company payables denominated in U.S. dollar. The U.S. dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. dollar to the euro as of March 31, 2025 applied to the net U.S. dollar asset balances, would result in a foreign exchange gain of $1.6 million if the U.S. dollar appreciated and a $1.7 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Chinese yuan as of March 31, 2025 applied to the net U.S. dollar liabilities balances, would result in a foreign exchange loss of $1.1 million if the U.S. dollar appreciated and a $1.1 million foreign exchange gain if the U.S. dollar depreciated.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of March 31, 2025. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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
Changes in Internal Controls
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 11, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified in our Annual Report or Quarterly Reports because they are common to all businesses.
Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. The following risk factor has been updated:
Uncertainty and adverse changes in the general economic conditions of markets in which we participate negatively affect our business.
Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the materials processing, medical procedures and advanced applications in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the markets and applications we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. A significant portion of our sales are to customers in China, which accounted for 25%, 28% and 34% of net sales in 2024, 2023 and 2022, respectively. Slowing economic growth or recession, tariff-trade wars or other adverse economic developments or uncertainty in any of our key markets, including in China, may result in a decrease in our sales. In addition, the new U.S. presidential administration has implemented new tariff policies that imposed substantially increased tariffs on foreign imports into the U.S. Other countries have responded with increased tariffs on U.S. goods. The new tariffs may have the effect of increasing our costs, reducing our sales, as well as slowing general economic activity. Adverse changes have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products. An economic downturn could have a material adverse effect on our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities for the three months ended March 31, 2025.

Issuer Purchases of Equity Securities
The following table reflects issuer purchases of equity securities for the three months ended March 31, 2025:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 — January 31, 2025	—	$—	—	$50,000
February 1, 2025 — February 28, 2025	—	—	—	50,000
March 1, 2025 — March 31, 2025	99,255	58.19	—	50,000
Total	99,255	$58.19	—	$50,000

(1)     Total number of shares (or units) purchased includes shares repurchased as part of publicly announced plans or programs and "withhold to cover" tax liabilities upon vesting of restricted stock awards. For the three months ended March 31, 2025, a total of 99,255 shares were withheld to cover at an average price of $58.19.

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
There were no share repurchases in the first quarter of 2025 under the February 2024 authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the Registrant's last fiscal quarter ended March 31, 2025, the following director of the Registrant adopted a Rule 10b5-1 trading arrangement plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (the "Rule 10b5-1 trading arrangement") and the following executive officer of the Registrant terminated a Rule 10b5-1 trading arrangement:

•on March 7, 2025, Mr. Eric Meurice, Director, adopted a Rule 10b5-1 trading arrangement for the sale of up to 3,002 shares, including shares acquired upon exercise of stock options, over a period beginning June 7, 2025 and ending June 1, 2026 on the open market at prevailing prices, subject to minimum price thresholds; and
•on March 17, 2025, Mr. Angelo Lopresti, Senior Vice President, General Counsel and Corporate Secretary of the Registrant, terminated the Rule 10b5-1 trading arrangement for the sale of up to 10,000 shares over a period beginning March 17, 2025 and ending December 1, 2025 on the open market at prevailing prices, subject to minimum price thresholds.
Other than those disclosed above, none of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," in each case as defined in Item 408 of Regulation S-K during the quarter.

ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description

10.1
The Registration Rights Agreement by and between IQ EQ Trust Company, U.S., LLC, as trustee of each of The Valentin Gapontsev Trust I, and The Valentin Gapontsev Trust III and the Registrant dated February 20, 2025 (incorporated by reference to Exhibit 10.1 to the Form S-3 Registration Statement filed with the Commission on February 20, 2025)

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

IPG PHOTONICS CORPORATION

Date: May 6, 2025	By:	/s/ Mark M. Gitin
Mark M. Gitin
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)