Form 10-Q
period 2025-06-30
IPG PHOTONICS CORP
filed 2025-08-05
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 4, 2025, there were 42,219,918 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$359,184	$620,040
Short-term investments	540,414	310,152
Accounts receivable, net	201,038	171,131
Inventories	303,841	284,780
Prepaid income taxes	28,813	17,592
Prepaid expenses and other current assets	40,866	27,300
Total current assets	1,474,156	1,430,995
Deferred income taxes, net	114,268	115,031
Goodwill	71,763	67,241
Intangible assets, net	54,653	55,376
Property, plant and equipment, net	621,352	588,375
Other assets	43,256	32,246
Total assets	$2,379,448	$2,289,264
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$41,522	$35,385
Accrued expenses and other current liabilities	170,790	152,048
Income taxes payable	4,640	17,586
Total current liabilities	216,952	205,019
Other long-term liabilities and deferred income taxes	57,944	59,774
Total liabilities	274,896	264,793
Commitments and contingencies (Note 11)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 56,905,313 and 42,329,918 shares issued and outstanding, respectively, at June 30, 2025; 56,632,974 and 42,548,561 shares issued and outstanding, respectively, at December 31, 2024.	6	6
Treasury stock, at cost, 14,575,395 and 14,084,413 shares held at June 30, 2025 and December 31, 2024, respectively.	(1,535,525)	(1,505,321)
Additional paid-in capital	1,053,080	1,035,285
Retained earnings	2,624,231	2,613,868
Accumulated other comprehensive loss	(37,240)	(119,367)
Total IPG Photonics Corporation equity	2,104,552	2,024,471
Total liabilities and equity	$2,379,448	$2,289,264
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net sales	$250,721	$257,645	$478,514	$509,654
Cost of sales	157,148	161,459	295,129	315,932
Gross profit	93,573	96,186	183,385	193,722
Operating expenses:
Sales and marketing	25,552	22,487	49,982	45,485
Research and development	29,937	27,487	58,273	56,868
General and administrative	34,882	31,602	67,690	62,760
Gain on sale of assets	—	(674)	—	(7,450)
Loss on foreign exchange	3,098	3,244	5,509	4,919
Total operating expenses	93,469	84,146	181,454	162,582
Operating income	104	12,040	1,931	31,140
Other income, net:
Interest income, net	8,001	12,778	15,445	26,955
Other income, net	166	194	1,510	519
Total other income	8,167	12,972	16,955	27,474
Income before provision for income taxes	8,271	25,012	18,886	58,614
Provision for income taxes	1,666	4,858	8,523	14,361
Net income	$6,605	$20,154	$10,363	$44,253
Net income per common share:
Basic	$0.16	$0.45	$0.24	$0.97
Diluted	$0.16	$0.45	$0.24	$0.97
Weighted average common shares outstanding:
Basic	42,481	44,918	42,543	45,439
Diluted	42,577	45,012	42,720	45,601
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$6,605	$20,154	$10,363	$44,253
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	54,998	3,406	82,127	(14,322)
Total other comprehensive income (loss)	54,998	3,406	82,127	(14,322)
Comprehensive income	$61,603	$23,560	$92,490	$29,931

See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income	$10,363	$44,253
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,167	31,506
Deferred income taxes	(1,961)	720
Stock-based compensation	22,048	18,282
Unrealized loss (gain) on foreign currency transactions	2,788	(487)
Provisions for inventory, warranty and bad debt	22,080	30,365
Amortization of premium/discount on investments	(8,308)	(13,007)
Other	2,595	(5,516)
Changes in assets and liabilities that (used) provided cash, net of acquisitions:
Accounts receivable	(23,001)	38,460
Inventories	(23,837)	17,041
Prepaid expenses and other assets	(8,516)	(7,143)
Accounts payable	8,940	1,276
Accrued expenses and other liabilities	3,788	(28,265)
Income and other taxes payable	(26,917)	(19,431)
Net cash provided by operating activities	11,229	108,054
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(40,176)	(52,270)
Proceeds from sales of property, plant and equipment	563	28,274
Purchases of short-term investments	(579,814)	(301,541)
Proceeds from short-term investments	357,859	633,993
Other	52	188
Net cash (used in) provided by investing activities	(261,516)	308,644
Cash flows from financing activities:
Payments for taxes related to net share settlement of equity awards less proceeds from issuance of common stock under employee stock options	(4,253)	1,792
Purchase of treasury stock net of excise tax, at cost	(30,204)	(212,020)
Net cash used in financing activities	(34,457)	(210,228)
Effect of changes in exchange rates on cash and cash equivalents	23,888	(604)
Net (decrease) increase in cash and cash equivalents	(260,856)	205,866
Cash and cash equivalents — Beginning of period	620,040	514,674
Cash and cash equivalents — End of period	$359,184	$720,540
Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$94
Cash paid for income taxes	$32,918	$34,165
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$3,874	$2,998
Inventory transferred to machinery and equipment	$970	$914
Additions to property, plant and equipment included in accounts payable	$1,337	$811
Leased assets obtained in exchange for new operating lease liabilities	$4,485	$2,745
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, April 1, 2025	42,729,426	$6	(14,084,413)	$(1,505,216)	$1,040,264	$2,617,626	$(92,238)	$2,060,442
Vesting of RSUs and PSUs, net of shares withheld for taxes	49,195	—	—	—	(944)	—	—	(944)
Common stock issued under employee stock purchase plan	42,279	—	—	—	2,467	—	—	2,467
Purchased common stock	(490,982)	—	(490,982)	(30,309)	—	—	—	(30,309)
Stock-based compensation	—	—	—	—	11,293	—	—	11,293
Net income	—	—	—	—	—	6,605	—	6,605
Foreign currency translation adjustments and other	—	—	—	—	—	—	54,998	54,998
Balance, June 30, 2025	42,329,918	$6	(14,575,395)	$(1,535,525)	$1,053,080	$2,624,231	$(37,240)	$2,104,552

Balance, April 1, 2024	45,566,746	$6	(10,954,692)	$(1,251,121)	$1,002,600	$2,819,493	$(230,258)	$2,340,720
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	27,943	—	—	—	451	—	—	451
Common stock issued under employee stock purchase plan	34,842	—	—	—	2,499	—	—	2,499
Purchased common stock	(1,404,249)	—	(1,404,249)	(122,404)	—	—	—	(122,404)
Stock-based compensation	—	—	—	—	8,544	—	—	8,544
Net income	—	—	—	—	—	20,154	—	20,154
Foreign currency translation adjustments and other	—	—	—	—	—	—	3,406	3,406
Balance, June 30, 2024	44,225,282	$6	(12,358,941)	$(1,373,525)	$1,014,094	$2,839,647	$(226,852)	$2,253,370

	Six Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2025	42,548,561	$6	(14,084,413)	$(1,505,321)	$1,035,285	$2,613,868	$(119,367)	$2,024,471
Vesting of RSUs and PSUs, net of shares withheld for taxes	230,060	—	—	—	(6,720)	—	—	(6,720)
Common stock issued under employee stock purchase plan	42,279	—	—	—	2,467	—	—	2,467
Purchased common stock	(490,982)	—	(490,982)	(30,204)	—	—	—	(30,204)
Stock-based compensation	—	—	—	—	22,048	—	—	22,048
Net income	—	—	—	—	—	10,363	—	10,363
Foreign currency translation adjustments and other	—	—	—	—	—	—	82,127	82,127
Balance, June 30, 2025	42,329,918	$6	(14,575,395)	$(1,535,525)	$1,053,080	$2,624,231	$(37,240)	$2,104,552

Balance, January 1, 2024	46,320,671	$6	(9,996,767)	$(1,161,505)	$994,020	$2,795,394	$(212,530)	$2,415,385
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	231,943	—	—	—	(707)	—	—	(707)
Common stock issued under employee stock purchase plan	34,842	—	—	—	2,499	—	—	2,499
Purchased common stock	(2,362,174)	—	(2,362,174)	(212,020)	—	—	—	(212,020)
Stock-based compensation	—	—	—	—	18,282	—	—	18,282
Net income	—	—	—	—	—	44,253	—	44,253
Foreign currency translation adjustments and other	—	—	—	—	—	—	(14,322)	(14,322)
Balance, June 30, 2024	44,225,282	$6	(12,358,941)	$(1,373,525)	$1,014,094	$2,839,647	$(226,852)	$2,253,370
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
Change in Accounting Estimate — During the fourth quarter of 2024, the Company completed an assessment of the useful lives of certain machinery and equipment, resulting in a change in the upper end of the range for these assets from 7 years to 10 years based upon the Company's experience of historical usage. The change in estimate resulted in a decrease of depreciation expense reflected in the Company's Condensed Consolidated Statements of Operations. As a result of this change, Operating income increased approximately $900 and $1,800 for the three and six months ended June 30, 2025, respectively, Net income increased approximately $700 and $1,400 for the three and six months ended June 30, 2025, respectively and diluted net income per common share increased approximately $0.02 and $0.03 for the three and six months ended June 30, 2025, respectively.
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

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following tables represent a disaggregation of revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales by Application
Materials processing	$212,252	$225,773	$407,970	$452,138
Other applications	38,469	31,872	70,544	57,516
Total	$250,721	$257,645	$478,514	$509,654

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales by Product
High Power Continuous Wave ("CW") Lasers	$76,153	$82,225	$145,568	$173,018
Medium Power CW Lasers	20,743	15,758	45,139	31,972
Pulsed Lasers	37,973	42,536	74,634	77,355
Quasi-Continuous Wave ("QCW") Lasers	11,635	10,549	22,529	26,340
Laser and Non-Laser Systems	39,754	38,668	72,808	76,171
Other Revenue including Other Lasers, Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	64,463	67,909	117,836	124,798
Total	$250,721	$257,645	$478,514	$509,654

Sales by Geography
North America	$73,895	$76,905	$130,267	$140,869
Europe:
Germany	22,299	20,809	47,002	40,828
Other	34,239	53,722	66,405	113,219
Total Europe	56,538	74,531	113,407	154,047
Asia:
China	74,174	64,875	142,032	127,605
Japan	15,803	10,215	27,466	26,913
Other	26,793	27,643	59,968	52,621
Total Asia	116,770	102,733	229,466	207,139
Rest of World	3,518	3,476	5,374	7,599
Total	$250,721	$257,645	$478,514	$509,654

Timing of Revenue Recognition
Goods and services transferred at a point in time	$243,876	$248,117	$467,898	$490,644
Goods and services transferred over time	6,845	9,528	10,616	19,010
Total	$250,721	$257,645	$478,514	$509,654
One of the Company's customers accounted for 15% and 12% of the Company's net accounts receivable as of June 30, 2025 and December 31, 2024, respectively.
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
The following table reflects the changes in the Company's contract assets and liabilities for the six months ended June 30, 2025 and 2024:

	June 30,	January 1,		June 30,	January 1,
	2025	2025	Change	2024	2024	Change
Contract assets
Contract assets	$1,501	$4,737	$(3,236)	$13,194	$9,383	$3,811
Contract liabilities
Contract liabilities - current	60,615	56,454	4,161	57,452	69,219	(11,767)
Contract liabilities - long-term	3,382	2,882	500	2,593	2,851	(258)
During the three months ended June 30, 2025 and 2024, the Company recognized revenue of $12,825 and $12,716, respectively, that was included in contract liabilities at the beginning of each year. During the six months ended June 30, 2025 and 2024, the Company recognized revenue of $34,039 and $43,216 respectively, that was included in contract liabilities at the beginning of each year.
The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of June 30, 2025:

	Remaining Performance Obligations
	2025 (a)	2026	2027	2028	2029	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$1,651	$2,053	$1,325	$655	$359	$94	$6,137
Revenue to be earned over time from contracts to sell large scale materials processing systems	6,078	2,282	—	—	—	—	8,360
Total	$7,729	$4,335	$1,325	$655	$359	$94	$14,497
(a) For the six-month period beginning July 1, 2025.
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
The fair value of money market fund deposits, cash equivalent term deposits, accounts receivable, accounts payable and drawings on revolving lines of credit is reasonably close to their carrying amounts due to the short maturity of most of these instruments or as a result of the competitive market interest rates, which have been negotiated. The fair value of the Company's term deposits, corporate bonds, commercial paper, and U.S. Treasury and agency obligations are based on Level 2 inputs.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the Condensed Consolidated Balance Sheets:

	Fair Value Measurements at June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$62,727	$62,727	$—	$—
Term deposits	87,944	—	87,944	—
Corporate bonds	1,444	—	1,444	—
Total cash equivalents	152,115	62,727	89,388	—
Short-term investments:
Commercial paper	299,148	—	299,148	—
Corporate bonds	207,415	—	207,415	—
U.S. Treasury and agency obligations	30,562	—	30,562	—
Term deposits	3,104	—	3,104	—
Total short-term investments	540,229	—	540,229	—
Total	$692,344	$62,727	$629,617	$—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$77,855	$77,855	$—	$—
Commercial paper	163,589	—	163,589	—
U.S. Treasury and agency obligations	47,770	—	47,770	—
Term deposits	45,079	—	45,079	—
Corporate bonds	15,777	—	15,777	—
Total cash equivalents	350,070	77,855	272,215	—
Short-term investments:
Commercial paper	219,355	—	219,355	—
Corporate bonds	60,306	—	60,306	—
U.S. Treasury and agency obligations	27,348	—	27,348	—
Term deposits	3,048	—	3,048	—
Total short-term investments	310,057	—	310,057	—
Total	$660,127	$77,855	$582,272	$—
There were no impairments for the investments considered held-to-maturity during the quarters ended June 30, 2025 and 2024. There were no current expected credit loss allowances for the investments considered held-to-maturity at June 30, 2025 and 2024. The Company holds highly-rated held-to-maturity instruments that are within one year of maturity.
The Company did not have any allowance for credit losses other than the allowance for uncollectible accounts receivable. As of June 30, 2025 and December 31, 2024, the allowance for credit losses on trade receivables was $2,957 and $2,462, respectively.
The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	June 30, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$540,414	$540,229	$310,152	$310,057

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
5. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2025	2024
Components and raw materials	$153,341	$150,257
Work-in-process	38,510	28,973
Finished goods	111,990	105,550
Total	$303,841	$284,780
The Company recorded inventory provisions totaling $7,839 and $14,009 for the three months ended June 30, 2025 and 2024, respectively, and $17,309 and $26,851 for the six months ended June 30, 2025 and 2024 respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities, and are reported as a reduction to components and raw materials, work-in-process and finished goods.
6. BUSINESS COMBINATION
During the fourth quarter of 2024, the Company acquired 100% of the shares of Clean‐Lasersysteme GmbH ("cleanLASER") a leader in laser cleaning systems for $66,738, net of cash acquired, subject to a net working capital adjustment to be finalized in the second half of 2025. As of June 30, 2025, the purchase price allocations included in the Company's Condensed Consolidated Financial Statements are not complete, pending finalization of the working capital adjustment to the purchase price.
7. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill:

	Six Months Ended June 30,
	2025	2024
Balance, beginning of period	$67,241	$38,540
Foreign exchange adjustment	4,522	(262)
Balance, end of period	$71,763	$38,278
Intangible assets, subject to amortization, consisted of the following:

	June 30, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$64,816	$(33,096)	$31,720	11 years	$62,671	$(29,747)	$32,924	11 years
Technology, and Production know-how	43,272	(24,388)	18,884	8 years	40,823	(22,891)	17,932	8 years
Trademark and trade name	16,118	(12,069)	4,049	8 years	15,665	(11,145)	4,520	8 years
Patents	8,034	(8,034)	—	8 years	8,034	(8,034)	—	8 years
Total	$132,240	$(77,587)	$54,653		$127,193	$(71,817)	$55,376
Amortization expense for the three months ended June 30, 2025 and 2024 was $2,593 and $1,377, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $5,096 and $2,802, respectively. The estimated future amortization expense for intangibles for the remainder of 2025 and subsequent years is as follows:

2025 (a)	2026	2027	2028	2029	Thereafter	Total
$4,675	$7,990	$7,777	$7,407	$7,163	$19,641	$54,653
(a) For the six-month period beginning July 1, 2025.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
8. OTHER LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2025	2024
Accrued compensation	$73,259	$56,568
Contract liabilities	60,615	56,454
Current portion of accrued warranty	20,304	21,398
Short-term lease liabilities	4,769	4,835
Other	11,843	12,793
Total	$170,790	$152,048
Other long-term liabilities and deferred income taxes consist of the following:

	June 30,	December 31,
	2025	2024
Unrecognized tax benefits	$13,360	$13,855
Accrued warranty	12,986	12,954
Long-term lease liabilities	12,093	13,124
Deferred income taxes	11,047	14,206
Other	8,458	5,635
Total	$57,944	$59,774
9. PRODUCT WARRANTIES
The Company typically provides one to five years parts and service warranties on lasers, laser and non-laser systems, and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
Activity related to the warranty accrual was as follows:

	Six Months Ended June 30,
	2025	2024
Balance, beginning of period	$34,352	$47,209
Provision for warranty accrual	3,877	2,853
Warranty claims	(7,388)	(8,268)
Foreign currency translation	2,449	(720)
Balance, end of period	$33,290	$41,074
Accrued warranty reported in the accompanying Condensed Consolidated Financial Statements as of June 30, 2025 and December 31, 2024 consist of $20,304 and $21,398 in Accrued expenses and other current liabilities, respectively, and $12,986 and $12,954 in Other long-term liabilities and deferred income taxes, respectively.
10. FINANCING ARRANGEMENTS
Revolving Line of Credit Facilities:

On June 24, 2025, the Company entered into a new credit agreement with Bank of America, N.A. which matures on June 24, 2030. The credit agreement provides a $200,000 unsecured, revolving credit facility, of which $25,000 may be used for the issuance of letters of credit. The new facility replaced the previous $75,000 U.S. revolving line of credit with a scheduled maturity date of June 30, 2025.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
At June 30, 2025 and December 31, 2024, there were no amounts drawn on the credit facilities, and there were $1,263 and $2,103 respectively, of guarantees issued, which reduced the amount of the availability under the facilities. After providing for the guarantees used, the remaining availability under the new line was $198,737 at June 30, 2025.

Under the credit agreement, the Company is required to meet certain financial covenants, which are tested quarterly and include an interest coverage ratio and a net leverage ratio. The interest coverage covenant requires the Company maintain a trailing twelve-month ratio of consolidated EBITDA to consolidated interest expense on all obligations that is at least 3.0 times. The net leverage covenant requires the Company maintain a trailing twelve-month ratio, which is the sum of all indebtedness for borrowed money on a consolidated basis, less cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50,000 up to a maximum of $500,000, to consolidated EBITDA that is less than 3.0 times. The Company was in compliance with the financial covenants as of June 30, 2025.

In addition to the financial covenants the Company's credit agreement contains additional customary events of default, including non-payment of principal, interest or fees, violation of covenants, cross default to certain other indebtedness, invalidity of any loan document, material judgments, bankruptcy and insolvency events and change of control, subject, in certain instances, to cure periods. Upon the occurrence of an event of default, the lenders may elect to declare amounts outstanding under the credit agreement immediately due and payable.

In addition, the Company maintains Euro lines of credit with a total principal amount of €6,500 ($7,632 and $6,751 as of June 30, 2025 and December 31, 2024, respectively), which are available to certain European subsidiaries. At June 30, 2025 and December 31, 2024, there were no amounts drawn on the Euro lines of credit, and there were $1,862 and $1,533, respectively, of guarantees issued against one of the facilities, which reduces the amount of the availability under the facility.

Additionally, the Company has lines of credit totaling $20,600 in various countries, which are used for the issuance of letters of credit, guarantees and overdrafts. As of June 30, 2025 the amounts drawn were immaterial and there were $1,912 of guarantees issued against these facilities.
11. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in legal disputes and other proceedings in the ordinary course of its business. These matters may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of June 30, 2025 and through the filing date of these Condensed Consolidated Financial Statements, the Company is aware of no ongoing legal proceedings that management estimates could have a material effect on the Company's Condensed Consolidated Financial Statements.
Effective January 1, 2025, the Company is self-insured for employee medical benefits in the United States. The employee medical obligations are managed by a third-party provider and the related liabilities are included in the Condensed Consolidated Financial Statements. To limit the Company’s potential liabilities for these risks, the Company purchases insurance from a third party that provides stop-loss protection for medical costs in the United States that exceed $225 per person per annum.
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

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Total components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments and other	Total
Balance, April 1, 2025	$(92,238)	$(92,238)
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other, net of tax expense of $215	54,998	54,998
Total other comprehensive income	54,998	54,998
Balance, June 30, 2025	$(37,240)	$(37,240)

Balance, April 1, 2024	$(230,258)	$(230,258)
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other, net of tax benefit of $92	3,406	3,406
Total other comprehensive income	3,406	3,406
Balance, June 30, 2024	$(226,852)	$(226,852)

	Foreign currency translation adjustments and other	Total
Balance, January 1, 2025	$(119,367)	$(119,367)
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other, net of tax expense of $312	82,127	82,127
Total other comprehensive income	82,127	82,127
Balance, June 30, 2025	$(37,240)	$(37,240)

Balance, January 1, 2024	$(212,530)	$(212,530)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other, net of tax benefit of $125	(14,322)	(14,322)
Total other comprehensive loss	(14,322)	(14,322)
Balance, June 30, 2024	$(226,852)	$(226,852)
13. INCOME TAXES
The provision for income taxes was an expense of $1,666 and $4,858, for the three months ended June 30, 2025, and 2024, respectively and $8,523 and $14,361 for the six months ended June 30, 2025, and 2024, respectively. The effective tax rate was 20.1% and 19.4% for the three months ended June 30, 2025 and 2024, respectively, and 45.1% and 24.5% for the six months ended June 30, 2025, and 2024, respectively.
The decrease in tax expense was primarily due to lower Income before provision for income taxes for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, respectively. The six month decrease as compared to the prior year was partially offset by an increase in discrete tax items for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.
The discrete tax detriment was $275 for the three months ended June 30, 2025 and is related primarily to equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes. This compares to a discrete tax benefit of $85 for the three months ended June 30, 2024 which is related primarily to a decrease in uncertain tax positions due to the conclusion of tax audits which was partially offset by equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The discrete tax detriment of $4,889 for the six months ended June 30, 2025 relates primarily to equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes. This compares to a discrete tax detriment of $1,912 for the six months ended June 30, 2024 related primarily to equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes, which was partially offset by a decrease in uncertain tax positions due to the conclusion of tax audits.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes. The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The following is a summary of the activity of the Company’s unrecognized tax benefits for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Balance, beginning of period	$13,855	$17,176
Change in prior period positions	—	(1,759)
Additions for tax positions in current period	109	170
Foreign currency translation	(604)	(60)
Balance, end of period	$13,360	$15,527
The liability for uncertain tax benefits is included in Other long-term liabilities and deferred income taxes. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters that would benefit the Company's effective tax rate if those tax benefits are recognized.
14. NET INCOME PER COMMON SHARE
The following table sets forth the computation of diluted net income per common share following the treasury stock method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$6,605	$20,154	$10,363	$44,253
Basic weighted average common shares	42,480,862	44,917,696	42,542,517	45,439,126
Dilutive effect of common stock equivalents	96,465	94,778	177,885	162,313
Diluted weighted average common shares	42,577,327	45,012,474	42,720,402	45,601,439
Basic net income per common share	$0.16	$0.45	$0.24	$0.97
Diluted net income per common share	$0.16	$0.45	$0.24	$0.97
The computation of diluted weighted average common shares excludes common stock equivalents including non-qualified stock options, performance stock units ("PSUs"), restricted stock units ("RSUs") and employee stock purchase plan ("ESPP") because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-qualified stock options	541,147	603,281	563,037	598,073
Restricted stock units	395,589	235,619	381,939	235,739
Performance stock units	58,872	59,350	58,872	59,350
Employee stock purchase plan	11,032	—	—	—
Total weighed average anti-dilutive shares outstanding	1,006,640	898,250	1,003,848	893,162

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
On February 13, 2024, the Company announced that its Board of Directors has authorized the purchase of up to $300,000 of IPG common stock. This authorization is in addition to the Company's previously authorized stock repurchase programs.
For the three and six months ended June 30, 2025, the Company repurchased 490,982 shares under the February 2024 authorization, with a weighted average price of $61.10 per share in the open market. For the three and six months ended June 30, 2024, the Company repurchased 1,404,249 and 2,362,174 shares under the May 2023 authorization and February 2024 authorization with a weighted average price of $86.32 and $88.92 per share in the open market, respectively. The impact on the reduction of weighted average shares for the three and six months ended June 30, 2025 was 264,454 and 132,954 shares, respectively. The impact for the three and six months ended June 30, 2024 was 662,348 and 1,028,573 shares, respectively. As of June 30, 2025, the Company had $20,000 remaining under the February 2024 authorization.
15. SEGMENT REPORTING
The Company operates in one segment which involves the design, development, production and distribution of fiber lasers, laser and non-laser systems, fiber amplifiers, and related optical components. The Company has a single, company-wide management team that administers the enterprise as a whole rather than as discrete operating segments. The chief operating decision maker ("CODM"), who is the Company's chief executive officer, also measures financial performance as a single enterprise, and not on geography, legal entity, or end market basis. Throughout the year, the CODM allocates capital resources on a project-by-project basis across the Company's entire asset base, as reflected in the Company's Condensed Consolidated Balance Sheets, to maximize profitability without regard to geography, legal entity, or end market basis. The Company operates in a number of countries throughout the world in a variety of product lines. Information regarding product lines and geographic financial information is provided in Note 3, "Revenue from Contracts with Customers."
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
The following table presents the break-down of Net income, including significant segment expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net sales	$250,721	$257,645	$478,514	$509,654
Cost of product sold (a)	124,196	118,523	227,528	231,945
Manufacturing, service and other operations salaries, bonus, and benefits, including contractor costs	73,173	66,472	138,320	139,138
Other manufacturing expenses (b)	29,879	31,200	60,745	66,697
Capitalized labor and overhead	(70,100)	(54,736)	(131,464)	(121,848)
Cost of sales	157,148	161,459	295,129	315,932
Gross profit	93,573	96,186	183,385	193,722
Sales and marketing, research and development and general and administrative (c)	90,371	81,576	175,945	165,113
Income before foreign exchange and other segment items	3,202	14,610	7,440	28,609
Loss on foreign exchange	(3,098)	(3,244)	(5,509)	(4,919)
Interest income, net	8,001	12,778	15,445	26,955
Provision for income taxes	(1,666)	(4,858)	(8,523)	(14,361)
Other segment items (d)	166	868	1,510	7,969
Net income	$6,605	$20,154	$10,363	$44,253
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
16. SUBSEQUENT EVENTS
On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act (OBBBA). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and the Company's effective tax rate in the future. The Company is currently evaluating the impacts that new legislation will have on the Condensed Consolidated Financial Statements.

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
Overview
We develop, manufacture and sell high-performance fiber lasers and diode lasers that are used for diverse applications, primarily in materials processing. We also manufacture and sell complementary products used with our lasers including optical delivery cables, fiber couplers, beam switches, optical processing heads, in-line sensors and chillers. In addition, we offer laser-based and non-laser based systems for certain markets and applications. Our portfolio of laser solutions is used in materials processing, medical, and advanced applications. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally, primarily through our direct sales force. Our major manufacturing facilities are located in the United States and Germany. In response to the risks from the Russia-Ukraine conflict, we expanded our manufacturing operations in Germany, the United States and Italy, and have added manufacturing capacity in Poland to meet the demand for our products and our sales and support needs. In addition, we have ceased new investment in our Belarusian operations and have outsourced the supply laser cabinets and mechanical components that were supplied by that operation. We have sales and service offices and applications laboratories worldwide.
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
Recently announced U.S. Government Tariffs. We continue to closely monitor changes in international trade relations and economic and monetary policies, including recently announced tariffs on imports into the U.S. from China, Germany and other countries, as well as retaliatory tariffs in affected countries, which could adversely impact the global economy and our operating results. The impact to gross margin for the three months ended June 30, 2025 was approximately 115 basis points.
Belarusian Operations. We manufacture laser cabinets and other mechanical components in Belarus. In response to the Russia-Ukraine conflict, the EU issued additional sanctions impacting commerce with Belarus on June 29, 2024, which restricted the supply of laser cabinets and other mechanical components from our factory in Belarus to our Germany operations after October 2, 2024. As a result of the sanctions and their impact on our Belarus operations, we completed an impairment analysis of our Belarus assets during the third quarter of 2024 and recorded $26.6 million of impairment of long-lived asset in our Condensed Consolidated Statements of Operations. At June 30, 2025, the remaining value of the long-lived assets in Belarus was $4.2 million. Net working capital excluding cash was $0.1 million and cash on hand was $1.5 million. The net asset value of our Belarus subsidiary has been reduced by $17.5 million due to the cumulative translation effect of the Belarusian ruble compared to the U.S. dollar, which is included in the accumulated other comprehensive loss component of stockholders' equity. We may incur additional asset impairment charges related to the Belarus operations and the other comprehensive loss that is currently in the equity section of our Condensed Consolidated Balance Sheets could be charged to our Condensed Consolidated Statements of Operations.
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
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive including electric vehicles ("EV"), other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 85% of our revenues for the first half of 2025, and 88% for the full fiscal year of 2024 were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $7.8 million and $14.0 million for the three months ended June 30, 2025 and 2024, respectively and $17.3 million and $26.9 million for the six months ended June 30, 2025 and 2024, respectively.
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
In 2025, we increased spending in multiple areas to support our strategic initiatives and growth. Operating expenses rose as we hired additional executives and managers to strengthen management capabilities. We also invested in several key areas, including:
•software enhancements to improve the seamless integration of products and components to drive their ease of use and functionality;
•component and product cost reductions to improve profitability;
•new product development for medical, advanced and micromachining; and
•sales and marketing to better service our customers, improve the customer experience and our new product introductions.
To set the foundation for growth, we expect such spending to remain at current or at increased levels.
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
Our valuation methodology for assessing impairment requires management to make significant judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance and future strategic use of our asset footprint. Also, the process of evaluating the potential impairment of goodwill is subjective. We operate in a highly competitive environment and projections of future operating results, asset usage and cash flows may vary significantly from actual results. If our analysis indicates potential impairment to goodwill in one or more of our reporting units, we may be required to record charges to earnings in our financial statements, which could negatively affect our results of operations.
Foreign exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S. and Germany) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the euro, the Chinese yuan and Japanese yen have had and could have an additional significant impact on our sales, costs and earnings. For the quarter ended June 30, 2025, the foreign exchange loss was primarily attributed to the appreciation of the euro as compared to the U.S. dollar. Our European subsidiaries have certain net assets denominated in U.S. dollars. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Income taxes. On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. The impact of the Pillar Two Framework on our income tax provision for the six months ended June 30, 2025 was not material. We are continuing to evaluate the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.
On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future. We are currently evaluating the impacts that new legislation will have on the Condensed Consolidated Financial Statements.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from period to period. Net sales derived from our five largest customers as a percentage of our net sales was 15% for the six months ended June 30, 2025 and 13% for the full years ended December 31, 2024 and 2023, respectively. One of our customers accounted for 15% and 12% of our net accounts receivable as of June 30, 2025 and December 31, 2024, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our products. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Net sales. Net sales decreased by $6.9 million, or 2.7%, to $250.7 million for the three months ended June 30, 2025 from $257.6 million for the three months ended June 30, 2024.

The table below sets forth sales by application:

	Three Months Ended June 30,
	2025		2024		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$212,252	84.7%	$225,773	87.6%	$(13,521)	(6.0)%
Other applications	38,469	15.3%	31,872	12.4%	6,597	20.7%
Total	$250,721	100.0%	$257,645	100.0%	$(6,924)	(2.7)%
The table below sets forth sales by type of product and other revenue:

	Three Months Ended June 30,
	2025		2024		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$76,153	30.4%	$82,225	31.9%	$(6,072)	(7.4)%
Medium Power CW Lasers	20,743	8.3%	15,758	6.1%	4,985	31.6%
Pulsed Lasers	37,973	15.1%	42,536	16.5%	(4,563)	(10.7)%
Quasi-Continuous Wave ("QCW") Lasers	11,635	4.6%	10,549	4.1%	1,086	10.3%
Laser and Non-Laser Systems	39,754	15.9%	38,668	15.0%	1,086	2.8%
Other Revenue including Other Lasers, Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	64,463	25.7%	67,909	26.4%	(3,446)	(5.1)%
Total	$250,721	100.0%	$257,645	100.0%	$(6,924)	(2.7)%
Materials processing sales accounted for 84.7% of total revenue and decreased 6.0% year over year, as a result of lower sales in cutting, welding applications and additive manufacturing applications, partially offset by higher revenue in micromachining and cleaning, mainly attributable to the cleanLASER acquisition. Other applications sales increased 20.7% year over year driven by higher revenue in advanced applications and medical procedures. The decrease in sales was also driven by a divestiture in the third quarter of 2024, resulting in a decrease of $11.1 million as compared to the three months ended June 30, 2024.
Cost of sales and gross margin. Cost of sales decreased by $4.4 million, or 2.7%, to $157.1 million for the three months ended June 30, 2025 from $161.5 million for the three months ended June 30, 2024. Our gross margin remained at 37.3% for both the three months ended June 30, 2025 and 2024. Higher product costs driven by mix and import duties driven by tariffs, as a percentage of sales, were offset by decreased provisions for excess and obsolete inventory and a decrease in unabsorbed manufacturing costs.
Sales and marketing expense. Sales and marketing expense increased by $3.1 million, or 13.8%, to $25.6 million for the three months ended June 30, 2025 from $22.5 million for the three months ended June 30, 2024. The increase is due to increases in personnel and related expenses as well as in depreciation and amortization expense. As a percentage of sales, sales and marketing expense increased to 10.2% from 8.7% for the three months ended June 30, 2025 and 2024, respectively.
Research and development expense. Research and development expense increased by $2.4 million, or 8.7%, to $29.9 million for the three months ended June 30, 2025, compared to $27.5 million for the three months ended June 30, 2024. The increase is primarily due to increases in personnel and related expenses. As a percentage of sales, research and development expense increased to 11.9% from 10.7% for the three months ended June 30, 2025 and 2024, respectively.
General and administrative expense. General and administrative expense increased by $3.3 million, or 10.4%, to $34.9 million for the three months ended June 30, 2025 from $31.6 million for the three months ended June 30, 2024. The increase was primarily due to increases in personnel and related expenses. As a percentage of sales, general and administrative expense increased to 13.9% from 12.3% for the three months ended June 30, 2025 and 2024, respectively.
Effect of exchange rates on net sales, gross profit and operating expenses. If exchange rates relative to the U.S. dollar had been the same as the comparable quarter one year ago, which were on average euro 0.93, Japanese yen 156 and Chinese yuan 7.24, respectively, we estimate that net sales for the three months ended June 30, 2025 would have been $3.5 million lower, gross profit would have been $1.2 million lower and total sales and marketing, research and development, and general and administrative expenses would have been $0.9 million lower.
Loss on foreign exchange. We incurred a foreign exchange transaction loss of $3.1 million for the three months ended June 30, 2025 as compared to a $3.2 million loss for the three months ended June 30, 2024. Our European subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars. The foreign exchange loss for the three months ended June 30, 2025 was primarily attributable to an appreciation of the euro as compared to the U.S. dollar.
Interest income, net. Interest income, net was $8.0 million for the three months ended June 30, 2025 as compared to $12.8 million of income for three months ended June 30, 2024. The change in interest income, net was due to a reduction in cash and investment balances, lower weighted average interest rates across our investment portfolio and geographic mix in the current period as compared to the prior year.
Provision for income taxes. The provision for income taxes was an expense of $1.7 million and $4.9 million, for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate was 20.1% for the three months ended June 30, 2025. This compares to the effective tax rate for the three months ended June 30, 2024, of 19.4%.
The decrease in tax expense was primarily due to lower Income before provision for income taxes for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
The discrete tax detriment for the three months ended June 30, 2025 of $0.3 million is related primarily to equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes. This compares to a net discrete tax benefit of $0.1 million for the three months ended June 30, 2024, which is primarily a decrease in uncertain tax positions, partially offset by equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes.
Net income. Net income decreased by $13.6 million to a net income of $6.6 million for the three months ended June 30, 2025 compared to a net income of $20.2 million for the three months ended June 30, 2024 due to the factors described above.
Results of Operations for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Net sales. Net sales decreased by $31.2 million, or 6.1% to $478.5 million for the six months ended June 30, 2025 from $509.7 million for the six months ended June 30, 2024.
The table below sets forth sales by application:

	Six Months Ended June 30,
	2025		2024		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$407,970	85.3%	$452,138	88.7%	$(44,168)	(9.8)%
Other applications	70,544	14.7%	57,516	11.3%	13,028	22.7%
Total	$478,514	100.0%	$509,654	100.0%	$(31,140)	(6.1)%

The table below sets forth sales by type of product and other revenue:

	Six Months Ended June 30,
	2025		2024		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power CW Lasers	$145,568	30.4%	$173,018	33.9%	$(27,450)	(15.9)%
Medium Power CW Lasers	45,139	9.4%	31,972	6.3%	13,167	41.2%
Pulsed Lasers	74,634	15.6%	77,355	15.2%	(2,721)	(3.5)%
QCW Lasers	22,529	4.7%	26,340	5.2%	(3,811)	(14.5)%
Laser and Non-Laser Systems	72,808	15.2%	76,171	14.9%	(3,363)	(4.4)%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	117,836	24.7%	124,798	24.5%	(6,962)	(5.6)%
Total	$478,514	100.0%	$509,654	100.0%	$(31,140)	(6.1)%
Materials processing
Materials processing sales accounted for 85.3% of total revenue and decreased 9.8% year over year, as a result of lower sales in cutting and welding applications, partially offset by higher revenue in micromachining, cleaning, mainly attributable to the cleanLASER acquisition and additive manufacturing applications. Other applications sales increased 22.7% year over year driven by higher revenue in advanced applications and medical procedures. The decrease in sales was also driven by a divestiture in the third quarter of 2024, resulting in a decrease of $22.3 million as compared to the six months ended June 30, 2024.
Cost of sales and gross margin. Cost of sales decreased by $20.8 million, or 6.6%, to $295.1 million for the six months ended June 30, 2025 from $315.9 million for the six months ended June 30, 2024. Our gross margin increased to 38.3% for the six months ended June 30, 2025 from 38.0% for the six months ended June 30, 2024. Gross margin increased mainly driven by a decrease of unabsorbed manufacturing costs, partially offset by higher product costs driven by mix, and import duties driven by tariffs, as a percentage of sales.
Sales and marketing expense. Sales and marketing expense increased by $4.5 million, or 9.9%, to $50.0 million for the six months ended June 30, 2025 compared with $45.5 million for the six months ended June 30, 2024. The increase is due to higher personnel and related expenses and depreciation and amortization expense, partially offset by lower premises expenses. As a percentage of sales, sales and marketing expense increased to 10.4% from 8.9% for the six months ended June 30, 2025 and 2024, respectively.
Research and development expense. Research and development expense increased by $1.4 million, or 2.5%, to $58.3 million for the six months ended June 30, 2025, compared to $56.9 million for the six months ended June 30, 2024. The increase is due to higher personnel and related expenses, partially offset by lower lease expense. As a percentage of sales, research and development expense increased to 12.2% from 11.2% for the six months ended June 30, 2025 and 2024, respectively.
General and administrative expense. General and administrative expense increased by $4.9 million, or 7.8%, to $67.7 million for the six months ended June 30, 2025 from $62.8 million for the six months ended June 30, 2024, primarily as a result of higher personnel and related expenses and contingent compensation expense, partially offset by lower premises and legal expense. As a percentage of sales, general and administrative expense increased to 14.1% from 12.3% for the six months ended June 30, 2025 and 2024, respectively.
Gain on sale of assets. The gain on sale of assets of $7.5 million for the six months ended June 30, 2024 was related to the sales of a building and land in the U.S. and a building in the U.K.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. dollar had been the same as the comparable six-month period one year ago, which were on average euro 0.93, Japanese yen 152 and Chinese yuan 7.20, respectively, we would have expected net sales for the six months ended June 30, 2025 to be $1.1 million higher, gross profit to be $0.7 million higher and total sales and marketing, research and development, and general and administrative expenses would have been $0.2 million higher.

Loss on foreign exchange. We incurred a foreign exchange transaction loss of $5.5 million for the six months ended June 30, 2025 as compared to a loss of $4.9 million for the six months ended June 30, 2024. Our European subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars. The loss for the six months ended June 30, 2025 was primarily attributable to loss from the appreciation of the euro, as compared to the U.S. dollar.
Interest income, net. Interest income, net, was $15.4 million for the six months ended June 30, 2025 as compared to $27.0 million of income for the six months ended June 30, 2024. The change in interest income, net, was due to a reduction in cash and investment balances, lower weighted average interest rates across our investment portfolio and geographic mix in the current period as compared to prior year rates.
Provision for income taxes. Provision for income taxes was $8.5 million for the six months ended June 30, 2025 compared to $14.4 million for the six months ended June 30, 2024. The effective tax rate was 45.1% for the six months ended June 30, 2025. This compares to the effective tax rate of 24.5% for the six months ended June 30, 2024. The decrease in tax expense was primarily due to a decrease of income before provision for income taxes for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This decrease was partially offset by a discrete tax detriment for the six months ended June 30, 2025 of $4.9 million tax primarily related to the increase in tax expense for equity-based compensation. This compares to a discrete tax detriment of $1,912 for the six months ended June 30, 2024 related primarily to equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes, which was partially offset by a decrease in uncertain tax positions due to the conclusion of tax audits.
Net income. Net income decreased by $33.9 million to a net income of $10.4 million for the six months ended June 30, 2025 compared to a net income of $44.3 million for the six months ended June 30, 2024, due to the factors described above.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents, short-term investments, our cash flows from operations and our existing lines of credit provide us with the financial flexibility to meet our liquidity and capital needs. We expect to continue making investments in capital expenditures, assess acquisition opportunities, repurchase shares of our stock in accordance with our repurchase program, carry out research and development and invest in resources to strengthen our organization. The extent and timing of such expenditures may vary from period to period. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our growth, the timing and extent of spending to support development efforts, expansion of global sales and marketing activities, government regulation including trade sanctions and tariffs, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the near term, we will incur capital expenditures related to the expansion of capacity outside of Russia and Belarus. As of June 30, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
The following table presents our principal sources of liquidity:

	June 30,	December 31,
	2025	2024
	(In thousands)
Cash and cash equivalents	$359,184	$620,040
Short-term investments	540,414	310,152
Unused credit lines and overdraft facilities	222,596	78,115
Working capital (defined as current assets excluding cash, cash equivalents and short-term investments, minus current liabilities)	357,606	295,784
Included in cash and cash equivalents is $1.5 million of cash located in Belarus, as of June 30, 2025.
Short-term investments at June 30, 2025 consist of liquid investments including commercial paper, corporate bonds, U.S. Treasury and agency obligations and term deposits with original maturities of greater than three months but less than one year. See Note 4, "Fair Value Measurements" in the notes to the Condensed Consolidated Financial Statements for further information about our short-term investments.

The following table details our Credit Facilities as of June 30, 2025:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$200.0 million	SOFR plus 1.25% to 1.45%, depending on our performance	June 2030	Unsecured
Other Lines of Credit (2)	$20.6 million	Various	Various	Unsecured
Euro Credit Facility (Germany) (3)	Euro 5.0 million ($5.9 million)	€STR rate plus 0.97%	December 2028	Unsecured, guaranteed by parent company
Euro Facility (4)	Euro 1.5 million ($1.8 million)	3.35%	March 2026	Common pool of assets of Italian subsidiary
(1) At June 30, 2025, there were no amounts drawn on this line; however, there were $1.3 million of guarantees issued against the line which reduces total availability.
(2) Other lines of credit available to certain foreign subsidiaries in U.S. dollars and their respective local currencies. At June 30, 2025, there were immaterial amounts drawn on these lines; and there were $1.9 million of guarantees issued against the lines which reduces total availability.
(3) This facility is available to certain foreign subsidiaries in their respective local currencies. At June 30, 2025, there were no amounts drawn on this line; however, there were $1.9 million of guarantees issued against the line which reduces total availability.
(4) At June 30, 2025, there were no drawings and no guarantees issued.

At June 30, 2025, our committed credit line is with Bank of America N.A. in the amount of $200.0 million. Under the credit agreement, we are required to meet certain financial covenants, which are tested quarterly and include an interest coverage ratio and a net leverage ratio. The interest coverage covenant requires we maintain a trailing twelve-month ratio of consolidated EBITDA to consolidated interest expense on all obligations that is at least 3.0 times. The net leverage covenant requires we maintain a trailing twelve-month ratio, which is the sum of all indebtedness for borrowed money on a consolidated basis, less cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50 million up to a maximum of $500 million, to consolidated EBITDA that is less than 3.0 times. We were in compliance with the financial covenants as of June 30, 2025.
In addition to the financial covenants the credit facility includes additional customary events of default, including non-payment of principal, interest or fees, violation of covenants, cross default to certain other indebtedness, invalidity of any loan document, material judgments, bankruptcy and insolvency events and change of control, subject, in certain instances, to cure periods. Upon the occurrence of an event of default, the lenders may elect to declare amounts outstanding under the Credit Agreement immediately due and payable.
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
See Note 10, "Financing Arrangements" in the notes to the Condensed Consolidated Financial Statements for further information about our facilities.
The following table presents cash flow activities:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash provided by operating activities	$11,229	$108,054
Cash (used in) provided by investing activities	(261,516)	308,644
Cash used in financing activities	(34,457)	(210,228)

Operating activities. Net cash provided by operating activities decreased by $96.9 million to $11.2 million for the six months ended June 30, 2025 from $108.1 million for the six months ended June 30, 2024, primarily due to an increase in cash used by working capital and a decrease in cash provided by net income after adding back non-cash expenses. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items.
The decrease in cash flow from operating activities in first half of 2025 when compared to the first half of 2024 primarily resulted from:
•an increase in cash used by accounts receivable due to higher sales at the end of the first half of 2025 and timing of collections;
•an increase in cash used by inventory as we manufactured more in the first half of 2025 compared to the first half of 2024 when we moderated our investments in inventory;
•an increase in cash used by income and other taxes payable due to the timing of estimated tax payments made and refunds received from filing tax returns; and
•a decrease in cash provided by net income after adjusting for non-cash operating activities, mainly due to lower revenues.
The decreases in cash provided by operating activities in the first half of 2025 when compared to the first half of 2024 were partially offset by:
•an increase in cash provided by accrued expenses and other liabilities due to an increase in cash provided by customer deposits, an increase in cash provided by personnel and earn-out accruals, and a decrease in cash used by deferred revenue, partially offset by an increase in cash used by lease liabilities; and
•an increase in cash provided by accounts payable due to timing of payments.
Investing activities. Net cash used in investing activities was $261.5 million for the six months ended June 30, 2025 as compared to cash provided by investing activities of $308.6 million in 2024. The cash used in investing activities in 2025 related to $222.0 million of net purchases of short-term investments and $40.2 million of cash used for capital expenditures. The cash provided by investing activities in 2024 related to $332.5 million of net proceeds of short-term investments and $28.3 million of cash provided by sales of property, plant and equipment; partially offset by $52.3 million of cash used for capital expenditures.
Financing activities. Net cash used in financing activities was $34.5 million for the six months ended June 30, 2025 as compared to net cash used of $210.2 million in 2024. The cash used in financing activities in 2025 primarily related to the purchase of treasury stock of $30.2 million and the net cash outflow from amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units of $4.3 million. The cash used in financing activities in 2024 primarily related to the purchase of treasury stock of $212.0 million.
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, "Business" and Item 1A, "Risk Factors" of Part I of the Form 10-K filed with the SEC for the year ended December 31, 2024 (the "Annual Report") and in Item 1A, "Risk Factors" of Part II of the Form 10-Q filed with the SEC for the quarter ended March 31, 2025. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our borrowings on our bank credit facilities. Although our U.S. revolving line of credit has variable rates, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Chinese yuan. Changes in the exchange rate of the U.S. dollar versus the functional currencies of our subsidiaries affect the translated value and relative level of sales and net income that we report from one period to the next. In addition, our subsidiaries may have assets or liabilities denominated in a currency other than their functional currency which results in foreign exchange transaction gains and losses due to changes in the value of the functional currency versus the currency the assets and liabilities are denominated in. The loss on foreign exchange transactions totaled $3.1 million for the three months ended June 30, 2025 compared to a loss of $3.2 million for the three months ended June 30, 2024. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities.
At June 30, 2025, our material foreign currency exposure is net U.S. dollar denominated assets at subsidiaries where the euro is the functional currency and U.S. dollar denominated liabilities where the Chinese yuan is the functional currency. The net U.S. dollar denominated assets are comprised of cash, third party receivables and inter-company receivables offset by third party and inter-company payables denominated in U.S. dollar. The U.S. dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. dollar to the euro as of June 30, 2025 applied to the net U.S. dollar asset balances, would result in a foreign exchange gain of $2.2 million if the U.S. dollar appreciated and a $2.3 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Chinese yuan as of June 30, 2025 applied to the net U.S. dollar liabilities balances, would result in a foreign exchange loss of $1.4 million if the U.S. dollar appreciated and a $1.5 million foreign exchange gain if the U.S. dollar depreciated.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of June 30, 2025. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 11, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, and in Item 1A, "Risk Factors" of Part II of the Form 10-Q filed with the SEC for the quarter ended March 31, 2025, which could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified in our Annual Report or Quarterly Reports because they are common to all businesses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities for the three months ended June 30, 2025.
Issuer Purchases of Equity Securities
The following table reflects issuer purchases of equity securities for the three months ended June 30, 2025:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 — April 30, 2025	194,764	$55.30	194,764	$39,230
May 1, 2025 — May 31, 2025	189,614	62.99	179,995	27,895
June 1, 2025 — June 30, 2025	121,136	67.95	116,223	20,000
Total	505,514	$61.22	490,982	$20,000

(1)     Total number of shares (or units) purchased includes shares repurchased as part of publicly announced plans or programs and "withhold to cover" tax liabilities upon vesting of restricted stock awards. For the three months ended June 30, 2025, a total of 14,532 shares were withheld to cover at an average price of $65.01.

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
We repurchased 490,982 shares in the second quarter of 2025 under the February 2024 authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the Registrant's last fiscal quarter ended June 30, 2025, the following director and executive officers of the Registrant adopted Rule 10b5-1 trading arrangements:

•on May 28, 2025, Mr. Trevor Ness, Senior Vice President, Sales and Strategic Business Development of the Registrant, adopted a Rule 10b5-1 trading arrangement for the sale of up to 6,715 shares over a period beginning August 18, 2025 and ending February 17, 2026 on the open market at prevailing prices, subject to minimum price thresholds; and
•on June 13, 2025, Dr. Eugene Scherbakov, Director of the Registrant, and Mr. Angelo P. Lopresti, Senior Vice President, General Counsel and Corporate Secretary of the Registrant, adopted a joint Rule 10b5-1 trading arrangement with the following trusts (of which Dr. Scherbakov and Mr. Lopresti are trustees): the Valentin Gapontsev Trust I, the Valentin Gapontsev Trust II, the Valentin Gapontsev Trust III and a related company, IP Fibre Devices (UK) Limited. The arrangement allows for the sale of up to 16,000 shares by Dr. Scherbakov and up to 6,000 shares by Mr. Lopresti, over a period beginning September 15, 2025 and ending February 27, 2026 on the open market at prevailing prices, subject to minimum price thresholds.
Other than those disclosed above, none of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," in each case as defined in Item 408 of Regulation S-K during the quarter.
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description

10.1
Credit Agreement dated as of June 24, 2025 among the Registrant and certain subsidiaries, and Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, the other L/C Issuers, and the other Lenders from time to time a party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 30, 2025)

10.2	2025 Incentive Compensation Plan effective May 20, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 21, 2025)
10.3
IPG Photonics Corporation Executive Severance Plan, amended and restated on June 1, 2019, as amended (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on July 8, 2025)

10.4
Amendment to Services Agreement dated April 8, 2025 between the Registrant and Dr. Alexander Ovtchinnikov (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 11, 2025)

10.5
Managing Director's Service Contract dated July 1, 2025 between IPG Photonics GmbH & Co. KG and Dr. Paulus Bucher (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 8, 2025)

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

IPG PHOTONICS CORPORATION

Date: August 5, 2025	By:	/s/ Mark M. Gitin
Mark M. Gitin
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)