Form 10-Q
period 2025-09-30
IPG PHOTONICS CORP
filed 2025-11-04
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 3, 2025, there were 42,124,481 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$346,026	$620,040
Short-term investments	524,359	310,152
Accounts receivable, net	166,384	171,131
Inventories	323,934	284,780
Prepaid income taxes	27,847	17,592
Prepaid expenses and other current assets	45,963	27,300
Total current assets	1,434,513	1,430,995
Long-term investments	30,166	—
Deferred income taxes, net	119,552	115,031
Goodwill	71,650	67,241
Intangible assets, net	52,226	55,376
Property, plant and equipment, net	622,122	588,375
Other assets	50,734	32,246
Total assets	$2,380,963	$2,289,264
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$40,225	$35,385
Accrued expenses and other current liabilities	171,028	152,048
Income taxes payable	2,128	17,586
Total current liabilities	213,381	205,019
Other long-term liabilities and deferred income taxes	62,770	59,774
Total liabilities	276,151	264,793
Commitments and contingencies (Note 11)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 56,909,427 and 42,119,624 shares issued and outstanding, respectively, at September 30, 2025; 56,632,974 and 42,548,561 shares issued and outstanding, respectively, at December 31, 2024.	6	6
Treasury stock, at cost, 14,789,803 and 14,084,413 shares held at September 30, 2025 and December 31, 2024, respectively.	(1,551,924)	(1,505,321)
Additional paid-in capital	1,063,762	1,035,285
Retained earnings	2,631,694	2,613,868
Accumulated other comprehensive loss	(38,726)	(119,367)
Total stockholders' equity	2,104,812	2,024,471
Total liabilities and stockholders' equity	$2,380,963	$2,289,264
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net sales	$250,792	$233,143	$729,306	$742,797
Cost of sales	151,787	179,054	446,916	494,986
Gross profit	99,005	54,089	282,390	247,811
Operating expenses:
Sales and marketing	23,771	22,233	73,753	67,718
Research and development	30,358	27,177	88,631	84,045
General and administrative	35,092	32,660	102,782	95,420
Net loss from divestiture and sale of assets	—	197,651	—	190,201
Impairment of long-lived assets	—	26,566	—	26,566
Restructuring charges	425	—	425	—
Loss on foreign exchange	1,504	1,148	7,013	6,067
Total operating expenses	91,150	307,435	272,604	470,017
Operating income (loss)	7,855	(253,346)	9,786	(222,206)
Other income, net:
Interest income, net	7,283	11,103	22,728	38,058
Other income (loss), net	516	(271)	2,026	248
Total other income	7,799	10,832	24,754	38,306
Income (loss) before provision for income taxes	15,654	(242,514)	34,540	(183,900)
Provision for income taxes	8,191	(8,920)	16,714	5,441
Net income (loss)	$7,463	$(233,594)	$17,826	$(189,341)
Net income (loss) per common share:
Basic	$0.18	$(5.33)	$0.42	$(4.22)
Diluted	$0.18	$(5.33)	$0.42	$(4.22)
Weighted average common shares outstanding:
Basic	42,199	43,837	42,427	44,901
Diluted	42,556	43,837	42,659	44,901
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income (loss)	$7,463	$(233,594)	$17,826	$(189,341)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(1,486)	158,121	80,641	143,799
Total other comprehensive (loss) income	(1,486)	158,121	80,641	143,799
Comprehensive income (loss)	$5,977	$(75,473)	$98,467	$(45,542)

See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$17,826	$(189,341)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46,799	46,623
Deferred income taxes	(7,238)	(18,763)
Stock-based compensation	32,793	29,378
Impairment of long-lived assets	—	26,566
Unrealized loss (gain) on foreign currency transactions	3,378	(118)
Net loss from divestiture and sale of assets	—	190,201
Provisions for inventory, warranty and bad debt	31,766	76,434
Amortization of premium/discount on investments	(11,703)	(15,676)
Other	3,889	2,841
Changes in assets and liabilities that provided (used) cash, net of acquisitions:
Accounts receivable	11,373	51,884
Inventories	(52,005)	29,760
Prepaid expenses and other assets	(11,589)	(4,501)
Accounts payable	7,414	4,272
Accrued expenses and other liabilities	(1,024)	(36,743)
Income and other taxes payable	(25,144)	(18,705)
Net cash provided by operating activities	46,535	174,112
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(60,907)	(75,358)
Proceeds from sales of property, plant and equipment	605	28,538
Purchases of investments	(866,402)	(423,176)
Proceeds from maturities of investments	633,731	966,214
Net cash outflow from divestiture	—	(25,324)
Other	69	385
Net cash (used in) provided by investing activities	(292,904)	471,279
Cash flows from financing activities:
Payments for taxes related to net share settlement of equity awards less proceeds from issuance of common stock under employee stock option and purchase plans	(4,316)	1,870
Purchase of treasury stock net of excise tax, at cost	(46,603)	(286,479)
Net cash used in financing activities	(50,919)	(284,609)
Effect of changes in exchange rates on cash and cash equivalents	23,274	8,415
Net (decrease) increase in cash and cash equivalents	(274,014)	369,197
Cash and cash equivalents — Beginning of period	620,040	514,674
Cash and cash equivalents — End of period	$346,026	$883,871
Supplemental disclosure of cash flow information:
Cash paid for interest	$136	$95
Cash paid for income taxes	$44,258	$38,905
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$5,587	$4,384
Inventory transferred to machinery and equipment	$1,595	$1,816
Additions to property, plant and equipment included in accounts payable	$1,622	$3,037
Leased assets obtained in exchange for new operating lease liabilities	$6,237	$3,077
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

	Three Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, July 1, 2025	42,329,918	$6	(14,575,395)	$(1,535,525)	$1,053,080	$2,624,231	$(37,240)	$2,104,552
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	4,114	—	—	—	(63)	—	—	(63)
Purchased common stock	(214,408)	—	(214,408)	(16,399)	—	—	—	(16,399)
Stock-based compensation	—	—	—	—	10,745	—	—	10,745
Net income	—	—	—	—	—	7,463	—	7,463
Foreign currency translation adjustments and other	—	—	—	—	—	—	(1,486)	(1,486)
Balance, September 30, 2025	42,119,624	$6	(14,789,803)	$(1,551,924)	$1,063,762	$2,631,694	$(38,726)	$2,104,812

Balance, July 1, 2024	44,225,282	$6	(12,358,941)	$(1,373,525)	$1,014,094	$2,839,647	$(226,852)	$2,253,370
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	6,858	—	—	—	78	—	—	78
Purchased common stock	(984,060)	—	(984,060)	(74,459)	—	—	—	(74,459)
Stock-based compensation	—	—	—	—	11,096	—	—	11,096
Net loss	—	—	—	—	—	(233,594)	—	(233,594)
Foreign currency translation adjustments and other	—	—	—	—	—	—	158,121	158,121
Balance, September 30, 2024	43,248,080	$6	(13,343,001)	$(1,447,984)	$1,025,268	$2,606,053	$(68,731)	$2,114,612

	Nine Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2025	42,548,561	$6	(14,084,413)	$(1,505,321)	$1,035,285	$2,613,868	$(119,367)	$2,024,471
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	234,174	—	—	—	(6,783)	—	—	(6,783)
Common stock issued under employee stock purchase plan	42,279	—	—	—	2,467	—	—	2,467
Purchased common stock	(705,390)	—	(705,390)	(46,603)	—	—	—	(46,603)
Stock-based compensation	—	—	—	—	32,793	—	—	32,793
Net income	—	—	—	—	—	17,826	—	17,826
Foreign currency translation adjustments and other	—	—	—	—	—	—	80,641	80,641
Balance, September 30, 2025	42,119,624	$6	(14,789,803)	$(1,551,924)	$1,063,762	$2,631,694	$(38,726)	$2,104,812

Balance, January 1, 2024	46,320,671	$6	(9,996,767)	$(1,161,505)	$994,020	$2,795,394	$(212,530)	$2,415,385
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	238,801	—	—	—	(629)	—	—	(629)
Common stock issued under employee stock purchase plan	34,842	—	—	—	2,499	—	—	2,499
Purchased common stock	(3,346,234)	—	(3,346,234)	(286,479)	—	—	—	(286,479)
Stock-based compensation	—	—	—	—	29,378	—	—	29,378
Net loss	—	—	—	—	—	(189,341)	—	(189,341)
Foreign currency translation adjustments and other	—	—	—	—	—	—	143,799	143,799
Balance, September 30, 2024	43,248,080	$6	(13,343,001)	$(1,447,984)	$1,025,268	$2,606,053	$(68,731)	$2,114,612
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
Change in Accounting Estimate — During the fourth quarter of 2024, the Company completed an assessment of the useful lives of certain machinery and equipment, resulting in a change in the upper end of the range for these assets from 7 years to 10 years based upon the Company's experience of historical usage. The change in estimate resulted in a decrease of depreciation expense reflected in the Company's Condensed Consolidated Statements of Operations. As a result of this change, Operating income increased approximately $1,000 and $2,800 for the three and nine months ended September 30, 2025, respectively, Net income increased approximately $700 and $2,100 for the three and nine months ended September 30, 2025, respectively, and diluted net income per common share increased approximately $0.02 and $0.05 for the three and nine months ended September 30, 2025, respectively.
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
Pronouncements Currently Under Evaluation — In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires an entity on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The guidance also requires an entity to disclose on an annual basis information about income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this ASU on its disclosures.
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Aggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"), which requires more detailed disaggregated disclosure of income statement expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is evaluating the impact of this ASU on its disclosures.
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which provides a practical expedient to apply ASC 326 to current accounts receivable and current contract assets. The practical expedient allows the Company to make a policy election to assume that current conditions as of the balance sheet date will not change for the remaining lives of the

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those years. The Company is evaluating the impact of this ASU and does not expect that this standard will have a material impact on the Company's financial statements.
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)" ("ASU 2025-06"), which updates guidance regarding the requirements to begin capitalizing internal-use software. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this ASU on its financial statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Sales are derived from products for different applications: fiber lasers, diode lasers, systems and accessories for materials processing; fiber lasers, diodes and amplifiers for advanced applications; and fiber lasers, systems and fibers for medical applications.
The following tables represent a disaggregation of revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales by Application
Materials processing	$219,427	$207,063	$627,397	$659,201
Other applications	31,365	26,080	101,909	83,596
Total	$250,792	$233,143	$729,306	$742,797

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales by Product
High Power Continuous Wave ("CW") Lasers	$76,553	$81,325	$222,121	$254,343
Medium Power CW Lasers	21,135	15,110	66,274	47,082
Pulsed Lasers	34,159	33,470	108,793	110,825
Quasi-Continuous Wave ("QCW") Lasers	14,771	10,180	37,300	36,520
Laser and Non-Laser Systems	35,590	35,265	108,398	111,436
Other Revenue including Other Lasers, Amplifiers, Service, Parts, and Accessories	68,584	57,793	186,420	182,591
Total	$250,792	$233,143	$729,306	$742,797

Sales by Geography
North America	$62,046	$57,294	$192,313	$198,163
Europe:
Germany	24,499	25,787	71,501	66,615
Other	38,194	41,485	104,599	154,704
Total Europe	62,693	67,272	176,100	221,319
Asia:
China	74,135	61,769	216,167	189,374
Japan	18,187	14,495	45,653	41,408
Other	29,797	29,470	89,765	82,091
Total Asia	122,119	105,734	351,585	312,873
Rest of World	3,934	2,843	9,308	10,442
Total	$250,792	$233,143	$729,306	$742,797

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Timing of Revenue Recognition
Goods and services transferred at a point in time	$245,481	$223,269	$713,379	$713,913
Goods and services transferred over time	5,311	9,874	15,927	28,884
Total	$250,792	$233,143	$729,306	$742,797
One of the Company's customers accounted for 13% and 12% of the Company's net accounts receivable as of September 30, 2025 and December 31, 2024, respectively.
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
The following table reflects the changes in the Company's contract assets and liabilities for the nine months ended September 30, 2025 and 2024:

	September 30,	January 1,		September 30,	January 1,
	2025	2025	Change	2024	2024	Change
Contract assets
Contract assets	$2,748	$4,737	$(1,989)	$10,835	$9,383	$1,452
Contract liabilities
Contract liabilities - current	54,893	56,454	(1,561)	52,271	69,219	(16,948)
Contract liabilities - long-term	3,116	2,882	234	3,015	2,851	164
During the three months ended September 30, 2025 and 2024, the Company recognized revenue of $3,321 and $6,366, respectively, that was included in contract liabilities at the beginning of each year. During the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $37,360 and $49,582 respectively, that was included in contract liabilities at the beginning of each year.
The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of September 30, 2025:

	Remaining Performance Obligations
	2025 (a)	2026	2027	2028	2029	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$496	$953	$490	$359	$267	$79	$2,644
Revenue to be earned over time from contracts to sell large scale materials processing systems	3,825	6,295	330	—	—	—	10,450
Total	$4,321	$7,248	$820	$359	$267	$79	$13,094
(a) For the three-month period beginning October 1, 2025.
4. FAIR VALUE MEASUREMENTS
The Company's financial instruments consist of cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, and revolving lines of credit.
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
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the Condensed Consolidated Balance Sheets:

	Fair Value Measurements at September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$106,108	$106,108	$—	$—
Term deposits	49,874	—	49,874	—
Commercial paper	14,958	—	14,958	—
Total cash equivalents	170,940	106,108	64,832	—
Short-term investments:
Corporate bonds	268,195	—	268,195	—
Commercial paper	181,471	—	181,471	—
U.S. Treasury and agency obligations	71,882	—	71,882	—
Term deposits	3,104	—	3,104	—
Total short-term investments	524,652	—	524,652	—
Long-term investments:
Corporate bonds	30,170	—	30,170	—
Total long-term investments	30,170	—	30,170	—
Total	$725,762	$106,108	$619,654	$—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$77,855	$77,855	$—	$—
Commercial paper	163,589	—	163,589	—
U.S. Treasury and agency obligations	47,770	—	47,770	—
Term deposits	45,079	—	45,079	—
Corporate bonds	15,777	—	15,777	—
Total cash equivalents	350,070	77,855	272,215	—
Short-term investments:
Commercial paper	219,355	—	219,355	—
Corporate bonds	60,306	—	60,306	—
U.S. Treasury and agency obligations	27,348	—	27,348	—
Term deposits	3,048	—	3,048	—
Total short-term investments	310,057	—	310,057	—
Total	$660,127	$77,855	$582,272	$—

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
There were no impairments for the investments considered held-to-maturity during the quarters ended September 30, 2025 and 2024. There were no current expected credit loss allowances for the investments considered held-to-maturity at September 30, 2025 and 2024. The Company holds highly-rated held-to-maturity instruments that are within five years of maturity.
The Company did not have any allowance for credit losses other than the allowance for uncollectible accounts receivable. As of September 30, 2025 and December 31, 2024, the allowance for credit losses on trade receivables was $2,565 and $2,462, respectively.
The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	September 30, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$524,359	$524,652	$310,152	$310,057
1 - 5 years	30,166	30,170	—	—
Total	$554,525	$554,822	$310,152	$310,057
5. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2025	2024
Components and raw materials	$156,637	$150,257
Work-in-process	44,116	28,973
Finished goods	123,181	105,550
Total	$323,934	$284,780
The Company recorded inventory provisions totaling $5,705 and $43,408 for the three months ended September 30, 2025 and 2024, respectively, and $23,014 and $70,259 for the nine months ended September 30, 2025 and 2024 respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. For the three and nine months ended September 30, 2024, the Company recorded additional inventory provisions of $29,487 attributed to items previously considered safety stock and items that became technologically obsolete. These provisions are reported as a reduction to components and raw materials, work-in-process and finished goods.
6. BUSINESS COMBINATION
During the fourth quarter of 2024, the Company acquired 100% of the shares of Clean‐Lasersysteme GmbH ("cleanLASER") a leader in laser cleaning systems for $66,738, net of cash acquired. The purchase price allocations included in the Company's Condensed Consolidated Financial Statements are not complete, pending finalization of a net working capital adjustment to the purchase price in the fourth quarter of 2025.
7. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill:

	Nine Months Ended September 30,
	2025	2024
Balance, beginning of period	$67,241	$38,540
Foreign exchange adjustment	4,409	(56)
Balance, end of period	$71,650	$38,484

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Intangible assets, subject to amortization, consisted of the following:

	September 30, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$64,792	$(34,634)	$30,158	11 years	$62,671	$(29,747)	$32,924	11 years
Technology, and Production know-how	43,261	(25,011)	18,250	8 years	40,823	(22,891)	17,932	8 years
Trademark and trade name	16,114	(12,296)	3,818	8 years	15,665	(11,145)	4,520	8 years
Patents	8,034	(8,034)	—	8 years	8,034	(8,034)	—	8 years
Total	$132,201	$(79,975)	$52,226		$127,193	$(71,817)	$55,376
Amortization expense for the three months ended September 30, 2025 and 2024 was $2,402 and $1,377, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was $7,498 and $4,180, respectively. The estimated future amortization expense for intangible assets for the remainder of 2025 and subsequent years is as follows:

2025 (a)	2026	2027	2028	2029	Thereafter	Total
$2,302	$8,060	$7,847	$7,473	$7,232	$19,312	$52,226
(a) For the three-month period beginning October 1, 2025.
8. OTHER LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2025	2024
Accrued compensation	$79,008	$56,568
Contract liabilities	54,893	56,454
Current portion of accrued warranty	19,110	21,398
Short-term lease liabilities	4,903	4,835
Other	13,114	12,793
Total	$171,028	$152,048
Other long-term liabilities and deferred income taxes consist of the following:

	September 30,	December 31,
	2025	2024
Unrecognized tax benefits	$16,387	$13,855
Accrued warranty	13,538	12,954
Long-term lease liabilities	12,460	13,124
Deferred income taxes	11,044	14,206
Other	9,341	5,635
Total	$62,770	$59,774
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

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Activity related to the warranty accrual was as follows:

	Nine Months Ended September 30,
	2025	2024
Balance, beginning of period	$34,352	$47,209
Provision for warranty accrual	7,807	4,603
Warranty claims	(11,946)	(12,902)
Warranty related to business divested	—	(1,603)
Foreign currency translation	2,435	118
Balance, end of period	$32,648	$37,425
Accrued warranty reported in the accompanying Condensed Consolidated Financial Statements as of September 30, 2025 and December 31, 2024 consist of $19,110 and $21,398 in Accrued expenses and other current liabilities, respectively, and $13,538 and $12,954 in Other long-term liabilities and deferred income taxes, respectively.
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

At September 30, 2025, there were no amounts drawn or guarantees issued on the credit facility. At December 31, 2024, there were no amounts drawn on the prior credit facility, and there were $2,103 of guarantees issued, which reduced the amount of the availability under the facility. The remaining availability under the new line was $200,000 at September 30, 2025.

Under the credit agreement, the Company is required to meet certain financial covenants, which are tested quarterly and include an interest coverage ratio and a net leverage ratio. The interest coverage covenant requires the Company maintain a trailing twelve-month ratio of consolidated EBITDA to consolidated interest expense on all obligations that is at least 3.0 times. The net leverage covenant requires the Company maintain a trailing twelve-month ratio, which is the sum of all indebtedness for borrowed money on a consolidated basis, less cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50,000 up to a maximum of $500,000, to consolidated EBITDA that is less than 3.0 times. The Company was in compliance with the financial covenants as of September 30, 2025.

In addition to the financial covenants, the Company's credit agreement contains additional customary events of default, including non-payment of principal, interest or fees, violation of covenants, cross default to certain other indebtedness, invalidity of any loan document, material judgments, bankruptcy and insolvency events and change of control, subject, in certain instances, to cure periods. Upon the occurrence of an event of default, the lenders may elect to declare amounts outstanding under the credit agreement immediately due and payable.

In addition, the Company maintains Euro lines of credit with a total principal amount of €7,400 ($8,685 and $6,751 as of September 30, 2025 and December 31, 2024, respectively), which are available to certain European subsidiaries. At September 30, 2025 and December 31, 2024, there were no amounts drawn on the Euro lines of credit, and there were $3,680 and $1,533, respectively, of guarantees issued against the facilities, which reduces the amount of the availability under the facilities.

Additionally, the Company has lines of credit totaling $22,021 in various countries, which are used for the issuance of letters of credit, guarantees and overdrafts. As of September 30, 2025, the amount drawn was $2,003 and there were $2,179 of guarantees issued against these facilities.
11. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in legal disputes and other proceedings in the ordinary course of its business. These matters may include allegations of infringement of intellectual property, commercial disputes and employment

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
matters. As of September 30, 2025 and through the filing date of these Condensed Consolidated Financial Statements, the Company is aware of no ongoing legal proceedings that management estimates could have a material effect on the Company's Condensed Consolidated Financial Statements.
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
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive income is the cumulative foreign currency translation adjustments. These adjustments are accumulated within the Condensed Consolidated Statements of Comprehensive Income (Loss).
Total components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments and other	Total
Balance, July 1, 2025	$(37,240)	$(37,240)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other, net of tax benefit of $94	(1,486)	(1,486)
Total other comprehensive loss	(1,486)	(1,486)
Balance, September 30, 2025	$(38,726)	$(38,726)

Balance, July 1, 2024	$(226,852)	$(226,852)
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other before reclassification, net of tax expense of $237	21,451	21,451
Reclassification of foreign currency translation adjustments related to the divestiture of Russian operations to net loss, net of tax expense of $1,324	136,670	136,670
Total other comprehensive income	158,121	158,121
Balance, September 30, 2024	$(68,731)	$(68,731)

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Foreign currency translation adjustments and other	Total
Balance, January 1, 2025	$(119,367)	$(119,367)
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other, net of tax expense of $218	80,641	80,641
Total other comprehensive income	80,641	80,641
Balance, September 30, 2025	$(38,726)	$(38,726)

Balance, January 1, 2024	$(212,530)	$(212,530)
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other before reclassification, net of tax expense of $112	7,129	7,129
Reclassification of foreign currency translation adjustments related to the divestiture of Russian operations to net loss, net of tax expense of $1,324	136,670	136,670
Total other comprehensive income	143,799	143,799
Balance, September 30, 2024	$(68,731)	$(68,731)
13. INCOME TAXES
The Provision for income taxes were $8,191 and $16,714 for the three and nine months ended September 30, 2025, respectively. The Provision for income taxes was a benefit of $8,920 and a tax expense of $5,441, for the three and nine months ended September 30, 2024, respectively. The effective tax rates were 52.3% and 48.4% for the three and nine months ended September 30, 2025, respectively. The effective tax rate was 3.7% for the three months ended September 30, 2024. For the nine months ended September 30, 2024, there was a tax expense provided on the Loss before provision for income taxes.
For the three months ended September 30, 2025, the Company recorded discrete tax items of $3,803 primarily due to uncertain tax positions resulting from tax audit activity. For the nine months ended September 30, 2025, the Company recorded discrete tax items of $8,692, primarily due to equity-based compensation expense reflected in the Company's Condensed Consolidated Financial Statements of Operations in excess of the deductions allowed for tax purposes and uncertain tax positions resulting from audits.
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

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following is a summary of the activity of the Company’s unrecognized tax benefits for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Balance, beginning of period	$13,855	$17,176
Change in prior period positions	2,895	(3,130)
Additions for tax positions in current period	164	249
Foreign currency translation	(527)	94
Balance, end of period	$16,387	$14,389
The liability for uncertain tax benefits is included in Other long-term liabilities and deferred income taxes. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate if those tax benefits are recognized.
14. NET INCOME (LOSS) PER COMMON SHARE
The following table sets forth the computation of diluted net income (loss) per common share following the treasury stock method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$7,463	$(233,594)	$17,826	$(189,341)
Basic weighted average common shares	42,198,713	43,837,357	42,426,713	44,901,247
Dilutive effect of common stock equivalents	357,604	—	232,530	—
Diluted weighted average common shares	42,556,317	43,837,357	42,659,243	44,901,247
Basic net income (loss) per common share	$0.18	$(5.33)	$0.42	$(4.22)
Diluted net income (loss) per common share	$0.18	$(5.33)	$0.42	$(4.22)
The computation of diluted weighted average common shares excludes common stock equivalents including non-qualified stock options, performance stock units ("PSUs"), restricted stock units ("RSUs") and employee stock purchase plan ("ESPP") because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-qualified stock options	526,624	672,225	550,766	603,058
Restricted stock units	20,727	202,368	346,125	232,622
Performance stock units	56,068	87,662	60,212	58,872
Employee stock purchase plan	—	10,494	—	41,977
Total weighed average anti-dilutive shares outstanding	603,419	972,749	957,103	936,529
On February 13, 2024, the Company announced that its Board of Directors has authorized the purchase of up to $300,000 of IPG common stock. This authorization is in addition to the Company's previously authorized stock repurchase programs.
For the three and nine months ended September 30, 2025, the Company repurchased 214,408 and 705,390 shares under the February 2024 authorization, with a weighted average price of $75.99 and $65.63 per share in the open market, respectively. For the three and nine months ended September 30, 2024, the Company repurchased 984,060 and 3,346,234 shares with a weighted average price of $74.90 and $84.79 per share in the open market, respectively. The impact on the reduction of weighted average shares for the three and nine months ended September 30, 2025 was 133,128 and 298,476 shares, respectively. The impact for the three and nine months ended September 30, 2024 was 391,942 and 1,607,958 shares, respectively. As of September 30, 2025, the Company had $3,708 remaining under the February 2024 authorization.

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
The CODM primarily utilizes "Net income (loss)," as well as "Net income (loss) per common share” included in the Company's Condensed Consolidated Statements of Operations as the key indicators in assessing the enterprise’s performance and allocating resources. In evaluating Net income (loss), the CODM also reviews gross profit as well the Company's income (loss) before foreign exchange and other segment items to set and evaluate performance targets.
The following table presents the break-down of Net income (loss), including significant segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net sales	$250,792	$233,143	$729,306	$742,797
Cost of product sold and other expenses (a)	122,488	139,565	350,016	371,510
Manufacturing, service and other operations salaries, bonus, and benefits, including contractor costs	72,953	61,655	211,273	200,793
Other manufacturing expenses (b)	33,573	31,105	94,318	97,802
Capitalized labor and overhead	(77,227)	(53,271)	(208,691)	(175,119)
Cost of sales	151,787	179,054	446,916	494,986
Gross profit	99,005	54,089	282,390	247,811
Sales and marketing, research and development and general and administrative (c)	89,221	82,070	265,166	247,183
Income (loss) before foreign exchange and other segment items	9,784	(27,981)	17,224	628
Loss on foreign exchange	(1,504)	(1,148)	(7,013)	(6,067)
Interest income, net	7,283	11,103	22,728	38,058
Provision for income taxes	(8,191)	8,920	(16,714)	(5,441)
Other segment items (d)	91	(224,488)	1,601	(216,519)
Net income (loss)	$7,463	$(233,594)	$17,826	$(189,341)
(a) Includes cost of materials, labor and overhead, shipping costs, scrap, and inventory reserves.
(b) Includes depreciation and amortization, service, warranty, and other manufacturing expenses.
(c) Sales and marketing, research and development and general and administrative expenses are disclosed by period in the Company's Condensed Consolidated Statements of Operations.
(d) Other segment items include net loss from divestiture and sale of assets, impairment of long-lived assets, restructuring charges and other income (expense), net.

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
Recently announced U.S. Government Tariffs. We continue to closely monitor changes in international trade relations and economic and monetary policies, including recently announced tariffs on imports into the U.S. from China, Germany and other countries, as well as retaliatory tariffs in affected countries, which could adversely impact the global economy and our operating results. The impact to gross margin related to higher tariffs for the three and nine months ended September 30, 2025 was approximately 140 and 90 basis points, respectively, as compared to the three and nine months ended September 30, 2024.
Belarusian Operations. We manufacture laser cabinets and other mechanical components in Belarus. In response to the Russia-Ukraine conflict, the EU issued additional sanctions impacting commerce with Belarus on June 29, 2024, which restricted the supply of laser cabinets and other mechanical components from our factory in Belarus to our Germany operations after October 2, 2024. As a result of the sanctions and their impact on our Belarusian operations, we completed an impairment analysis of our Belarus assets during the third quarter of 2024 and recorded $26.6 million of impairment of long-lived asset in our Condensed Consolidated Statements of Operations. At September 30, 2025, the remaining value of the long-lived assets in Belarus was $4.2 million. Net working capital deficit excluding cash was $0.4 million and cash on hand was $0.7 million. The net asset value of our Belarus subsidiary has been reduced by $17.6 million due to the cumulative translation effect of the Belarusian ruble compared to the U.S. dollar, which is included in the accumulated other comprehensive loss component of stockholders' equity. We may incur additional asset impairment charges related to the Belarusian operations and the other comprehensive loss that is currently in the equity section of our Condensed Consolidated Balance Sheets could be charged to our Condensed Consolidated Statements of Operations.
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
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive including electric vehicles ("EV"), other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 86% of our revenues for the first three quarters of 2025, and 88% for the full fiscal year of 2024 were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $5.7 million and $43.4 million for the three months ended September 30, 2025 and 2024, respectively and $23.0 million and $70.3 million for the nine months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2024, we recorded additional inventory provisions of $29.5 million attributed to items previously considered safety stock and items that became technologically obsolete.
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
Foreign exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S. and Germany) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the euro, the Chinese yuan and Japanese yen have had and could have an additional significant impact on our sales, costs and earnings. For the quarter ended September 30, 2025, the foreign exchange loss was primarily attributable to the depreciation of the Korean won and Indian rupee as compared to the U.S. dollar. Our Korean and Indian subsidiaries both have certain net liabilities denominated in U.S. dollars. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Income taxes. On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. The impact of the Pillar Two Framework on our income tax provision for the nine months ended September 30, 2025 was not material. We are continuing to evaluate the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.
On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future. The legislation does not have a material impact on our financial statements.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from period to period. Net sales derived from our five largest customers as a percentage of our net sales was 15% for the nine months ended September 30, 2025 and 13% for the full years ended December 31, 2024 and 2023, respectively. One of our customers accounted for 13% and 12% of our net accounts receivable as of September 30, 2025 and December 31, 2024, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our products. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Net sales. Net sales increased by $17.7 million, or 7.6%, to $250.8 million for the three months ended September 30, 2025 from $233.1 million for the three months ended September 30, 2024.

The table below sets forth sales by application:

	Three Months Ended September 30,
	2025		2024		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$219,427	87.5%	$207,063	88.8%	$12,364	6.0%
Other applications	31,365	12.5%	26,080	11.2%	5,285	20.3%
Total	$250,792	100.0%	$233,143	100.0%	$17,649	7.6%
The table below sets forth sales by type of product and other revenue:

	Three Months Ended September 30,
	2025		2024		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$76,553	30.5%	$81,325	34.9%	$(4,772)	(5.9)%
Medium Power CW Lasers	21,135	8.4%	15,110	6.5%	6,025	39.9%
Pulsed Lasers	34,159	13.6%	33,470	14.3%	689	2.1%
Quasi-Continuous Wave ("QCW") Lasers	14,771	5.9%	10,180	4.4%	4,591	45.1%
Laser and Non-Laser Systems	35,590	14.2%	35,265	15.1%	325	0.9%
Other Revenue including Other Lasers, Amplifiers, Service, Parts, and Accessories	68,584	27.4%	57,793	24.8%	10,791	18.7%
Total	$250,792	100.0%	$233,143	100.0%	$17,649	7.6%

Materials processing sales accounted for 87.5% of total revenue and increased 6.0% year over year, as a result of higher sales in welding, additive manufacturing applications, cleaning, and micromachining, partially offset by lower sales in marking. Other applications sales increased 20.3% year over year driven by higher revenue in medical procedures and advanced applications.
Cost of sales and gross margin. Cost of sales decreased by $27.3 million, or 15.2%, to $151.8 million for the three months ended September 30, 2025 from $179.1 million for the three months ended September 30, 2024. The prior year costs of sales included additional inventory provisions of $29.5 million attributed to items previously considered safety stock and items that became technologically obsolete. Our gross margin increased to 39.5% for the three months ended September 30, 2025 from 23.2% for the three months ended September 30, 2024. Additionally, the increase in gross margin was due to a decrease in unabsorbed manufacturing costs of $10.2 million and cost of product sold of $17.1 million, primarily due to lower inventory provisions, partially offset by higher product costs due to product and geographic mix, and import duties driven by tariffs, as a percentage of sales.
Sales and marketing expense. Sales and marketing expense increased by $1.6 million, or 7.2%, to $23.8 million for the three months ended September 30, 2025 from $22.2 million for the three months ended September 30, 2024. This change was primarily the result of an increase of $0.8 million in amortization expense, an increase of $0.8 million in personnel and related expenses, and an increase of $0.7 million in costs related to trade fairs and exhibits, partially offset by a decrease of $0.6 million in premises expense. As a percentage of sales, sales and marketing expense was 9.5% for both the three months ended September 30, 2025 and 2024, respectively.
Research and development expense. Research and development expense increased by $3.2 million, or 11.8%, to $30.4 million for the three months ended September 30, 2025, compared to $27.2 million for the three months ended September 30, 2024. This change was primarily the result of an increase of $1.8 million in consultant fees, an increase of $0.9 million in personnel and related expenses, and an increase of $0.6 million in materials expense. As a percentage of sales, research and development expense increased to 12.1% from 11.7% for the three months ended September 30, 2025 and 2024, respectively.
General and administrative expense. General and administrative expense increased by $2.4 million, or 7.3%, to $35.1 million for the three months ended September 30, 2025 from $32.7 million for the three months ended September 30, 2024. The change was primarily the result of an increase of $3.9 million in personnel and related expenses, partially offset by a decrease of $0.8 million in bad debt expense, and a decrease of $0.4 million in premises expense. As a percentage of sales, general and administrative expense was 14.0% for both the three months ended September 30, 2025 and 2024, respectively.

Net loss from divestiture and sale of assets. During the three months ended September 30, 2024, we divested our Russian operations for $51.1 million. The divestiture resulted in a loss of $197.7 million. There were no divestitures or sale of assets during the three months ended September 30, 2025.
Impairment of long-lived assets. During the three months ended September 30, 2024, we completed an impairment analysis of the assets in Belarus as a result of new EU sanctions that would limit our ability to supply laser cabinets and other mechanical components from our factory in Belarus. Based on this analysis, we recorded $26.6 million of impairment of long-lived assets. There was no impairment during the three months ended September 30, 2025.
Restructuring charges. We incurred $0.4 million in restructuring charges during the three months ended September 30, 2025, related to an assessment and further oversight of our Belarusian operations. There were no restructuring charges during the three months ended September 30, 2024.
Effect of exchange rates on net sales, gross profit and operating expenses. If exchange rates relative to the U.S. dollar had been the same as the comparable quarter one year ago, which were on average euro 0.91, Japanese yen 149 and Chinese yuan 7.16, respectively, we estimate that net sales for the three months ended September 30, 2025 would have been $3.4 million lower, gross profit would have been $1.1 million lower and total sales and marketing, research and development, and general and administrative expenses would have been $1.1 million lower.
Loss on foreign exchange. We incurred a foreign exchange transaction loss of $1.5 million for the three months ended September 30, 2025 as compared to a $1.1 million loss for the three months ended September 30, 2024. Our Indian and South Korean subsidiaries both have certain net liabilities denominated in U.S. dollars. The foreign exchange loss for the three months ended September 30, 2025 was primarily attributable to the depreciation of the South Korean won and Indian rupee as compared to the U.S. dollar.
Interest income, net. Interest income, net was $7.3 million for the three months ended September 30, 2025 as compared to $11.1 million of income for three months ended September 30, 2024. The change in interest income, net was due to a reduction in total cash and investments, lower weighted average interest rates across our investment portfolio and geographic mix in the current period as compared to the prior year.
Provision for income taxes. The provision for income taxes was an expense and benefit of $8.2 million and $8.9 million, for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate was 52.3% for the three months ended September 30, 2025. This compares to the effective tax rate for the three months ended September 30, 2024 of 3.7%. The increase in tax expense in 2025 was primarily due to higher income before provision for income taxes for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. There was a net tax detriment in the three months ended September 30, 2025 of $3.8 million primarily due to increases in uncertain tax positions resulting from tax audit activity. This compares to a net discrete tax detriment of $41.5 million for the three months ended September 30, 2024, which is primarily related to losses on the divestiture of Russian operations. The other discrete items for the three months ended September 30, 2024 did not have a significant impact on our tax rate.
Net income (loss). Net income (loss) increased by $241.1 million to a net income of $7.5 million for the three months ended September 30, 2025 compared to a net loss of $233.6 million for the three months ended September 30, 2024 due to the factors described above.
Results of Operations for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Net sales. Net sales decreased by $13.5 million, or 1.8% to $729.3 million for the nine months ended September 30, 2025 from $742.8 million for the nine months ended September 30, 2024.
The table below sets forth sales by application:

	Nine Months Ended September 30,
	2025		2024		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials processing	$627,397	86.0%	$659,201	88.7%	$(31,804)	(4.8)%
Other applications	101,909	14.0%	83,596	11.3%	18,313	21.9%
Total	$729,306	100.0%	$742,797	100.0%	$(13,491)	(1.8)%

The table below sets forth sales by type of product and other revenue:

	Nine Months Ended September 30,
	2025		2024		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power CW Lasers	$222,121	30.5%	$254,343	34.2%	$(32,222)	(12.7)%
Medium Power CW Lasers	66,274	9.1%	47,082	6.3%	19,192	40.8%
Pulsed Lasers	108,793	14.9%	110,825	14.9%	(2,032)	(1.8)%
QCW Lasers	37,300	5.1%	36,520	4.9%	780	2.1%
Laser and Non-Laser Systems	108,398	14.9%	111,436	15.0%	(3,038)	(2.7)%
Other Revenue including Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	186,420	25.5%	182,591	24.7%	3,829	2.1%
Total	$729,306	100.0%	$742,797	100.0%	$(13,491)	(1.8)%
Materials processing sales accounted for 86.0% of total revenue and decreased 4.8% year over year, as a result of lower sales in cutting, welding, and marking applications, partially offset by higher revenue in cleaning, additive manufacturing, and micromachining. Other applications sales increased 21.9% year over year driven by higher revenue in medical procedures and advanced applications.
Cost of sales and gross margin. Cost of sales decreased by $48.1 million, or 9.7%, to $446.9 million for the nine months ended September 30, 2025 from $495.0 million for the nine months ended September 30, 2024. The prior year costs of sales included additional inventory provisions of $29.5 million attributed to items previously considered safety stock and items that became technologically obsolete. Our gross margin increased to 38.7% for the nine months ended September 30, 2025 from 33.4% for the nine months ended September 30, 2024. Additionally, the increase in gross margin was due to a decrease in unabsorbed manufacturing costs of $26.6 million and cost of products sold of $21.5 million, primarily due to lower inventory provisions, partially offset by higher product costs due to product and geographic mix, and import duties driven by tariffs, as a percentage of sales.
Sales and marketing expense. Sales and marketing expense increased by $6.1 million, or 9.0%, to $73.8 million for the nine months ended September 30, 2025 compared with $67.7 million for the nine months ended September 30, 2024. This change was primarily the result of an increase of $4.0 million in personnel and related expenses, and an increase of $2.8 million in amortization expense, partially offset by a decrease of $1.0 million in premises expenses. As a percentage of sales, sales and marketing expense increased to 10.1% from 9.1% for the nine months ended September 30, 2025 and 2024, respectively.
Research and development expense. Research and development expense increased by $4.6 million, or 5.5%, to $88.6 million for the nine months ended September 30, 2025, compared to $84.0 million for the nine months ended September 30, 2024. This change was primarily the result of an increase of $3.4 million in personnel and related expenses, and an increase of $2.4 million in consultant fees, partially offset by a decrease of $0.7 million in lease expense. As a percentage of sales, research and development expense increased to 12.2% from 11.3% for the nine months ended September 30, 2025 and 2024, respectively.
General and administrative expense. General and administrative expense increased by $7.4 million, or 7.8%, to $102.8 million for the nine months ended September 30, 2025 from $95.4 million for the nine months ended September 30, 2024. This change was primarily the result of an increase of $10.5 million in personnel and related expenses, and an increase of $0.5 million in information systems costs, partially offset by a decrease of $1.1 million in premises expenses, a decrease of $0.9 million in legal expense, and a decrease of $0.8 million in bad debt expense. As a percentage of sales, general and administrative expense increased to 14.1% from 12.8% for the nine months ended September 30, 2025 and 2024, respectively.
Net loss from divestiture and sale of assets. During the nine months ended September 30, 2024 we incurred a net loss from divestiture and sale of assets of $190.2 million. The loss was primarily related to the divestiture of our Russian operations for $197.7 million, partially offset by a gain on sale of assets of $7.5 million related to the sales of a building and land in the U.S. and a building in the U.K. There were no divestitures or sale of assets during the nine months ended September 30, 2025.
Impairment of long-lived assets. During the nine months ended September 30, 2024, we completed an impairment analysis of the assets in Belarus as a result of new EU sanctions that would limit our ability to supply laser cabinets and other mechanical components from our factory in Belarus. Based on this analysis, we recorded $26.6 million of impairment of long-lived assets. There was no impairment during the nine months ended September 30, 2025.
Restructuring charges. We incurred $0.4 million in restructuring charges during the nine months ended September 30, 2025, related to an assessment and further oversight of our Belarusian operations. There were no restructuring charges during the nine months ended September 30, 2024.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. dollar had been the same as the comparable nine-month period one year ago, which were on average euro 0.92, Japanese yen 151 and Chinese yuan 7.19, respectively, we would have expected net sales for the nine months ended September 30, 2025 to be $2.3 million lower, gross profit to be $0.5 million lower and total sales and marketing, research and development, and general and administrative expenses would have been $0.9 million lower.
Loss on foreign exchange. We incurred a foreign exchange transaction loss of $7.0 million for the nine months ended September 30, 2025 as compared to a loss of $6.1 million for the nine months ended September 30, 2024. Our European subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese and Indian subsidiaries have certain net liabilities denominated in U.S. dollars. The loss for the nine months ended September 30, 2025 was primarily attributable to loss from the appreciation of the euro as compared to the U.S. dollar, and loss from the depreciation of the Chinese yuan and Indian rupee as compared to the U.S. Dollar.
Interest income, net. Interest income, net, was $22.7 million for the nine months ended September 30, 2025 as compared to $38.1 million of income for the nine months ended September 30, 2024. The change in interest income, net was due to a reduction in total cash and investments, lower weighted average interest rates across our investment portfolio and geographic mix in the current period as compared to the prior year.
Provision for income taxes. Provision for income taxes was $16.7 million for the nine months ended September 30, 2025 compared to $5.4 million for the nine months ended September 30, 2024. The effective tax rate was 48.4% for the nine months ended September 30, 2025. There was a tax expense provided on Loss before income taxes for the nine months ended September 2024. In 2024, there was a tax detriment primarily related to $41.5 million of losses not benefitted from the loss on divestiture of Russian operations. Excluding the divestiture, the increase in tax expense in 2025 was driven by higher income before provision for income taxes as well as an increase in discrete tax items of $7.3 million primarily due to increases in uncertain tax positions resulting from tax audit activity, compared to the same period in 2024.
The discrete tax detriment of $8.7 million for the nine months ended September 30, 2025, relates primarily to equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes and increases in uncertain tax positions due to tax audit activity in the period. This compares to a net discrete tax detriment of $41.5 million for the nine month period ended September 30, 2024, which is primarily related to losses on the divestiture of Russian operations.
Net income (loss). Net income (loss) increased by $207.1 million to a net income of $17.8 million for the nine months ended September 30, 2025 compared to a net loss of $189.3 million for the nine months ended September 30, 2024, due to the factors described above.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents, short and long-term investments, our cash flows from operations and our existing lines of credit provide us with the financial flexibility to meet our liquidity and capital needs. We expect to continue making investments in capital expenditures, assess acquisition opportunities, repurchase shares of our stock in accordance with our repurchase program, carry out research and development and invest in resources to strengthen our organization. The extent and timing of such expenditures may vary from period to period. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our growth, the timing and extent of spending to support development efforts, expansion of global sales and marketing activities, government regulation including trade sanctions and tariffs, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the near term, we will incur capital expenditures related to the expansion of capacity outside of Russia and Belarus. As of September 30, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table presents our principal sources of liquidity:

	September 30,	December 31,
	2025	2024
	(In thousands)
Cash and cash equivalents	$346,026	$620,040
Short-term investments	524,359	310,152
Unused credit lines and overdraft facilities	222,844	78,115
Working capital (defined as current assets excluding cash, cash equivalents and short-term investments, minus current liabilities)	350,747	295,784
Included in cash and cash equivalents is $0.7 million of cash located in Belarus, as of September 30, 2025.
Short-term investments at September 30, 2025 consist of liquid investments including corporate bonds, commercial paper, U.S. Treasury and agency obligations and term deposits with original maturities of greater than three months but less than one year. See Note 4, "Fair Value Measurements" in the notes to the Condensed Consolidated Financial Statements for further information about our short-term investments.
The following table details our Credit Facilities as of September 30, 2025:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$200.0 million	SOFR plus 1.25% to 1.45%, depending on our performance	June 2030	Unsecured
Other Lines of Credit (2)	$22.0 million	Various	Various	Unsecured
Euro Credit Facilities (Germany) (3)	Euro 5.9 million ($6.9 million)	Various	Various	Unsecured, guaranteed by parent company
Euro Facility (4)	Euro 1.5 million ($1.8 million)	Euribor plus 1.25%	December 2025	Common pool of assets of Italian subsidiary
(1) At September 30, 2025, there were no drawings and no guarantees issued.
(2) Other lines of credit available to certain foreign subsidiaries in U.S. dollars and their respective local currencies. At September 30, 2025, there was $2.0 million drawn on these lines; and there were $2.2 million of guarantees issued against the lines which reduces total availability.
(3) The facilities are available to certain foreign subsidiaries in their respective local currencies. At September 30, 2025, there were no amounts drawn on this line; however, there were $3.7 million of guarantees issued against the lines which reduces total availability.
(4) At September 30, 2025, there were no drawings and no guarantees issued.

At September 30, 2025, our committed credit line is with Bank of America N.A. in the amount of $200.0 million. Under the credit agreement, we are required to meet certain financial covenants, which are tested quarterly and include an interest coverage ratio and a net leverage ratio. The interest coverage covenant requires we maintain a trailing twelve-month ratio of consolidated EBITDA to consolidated interest expense on all obligations that is at least 3.0 times. The net leverage covenant requires we maintain a trailing twelve-month ratio, which is the sum of all indebtedness for borrowed money on a consolidated basis, less cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50 million up to a maximum of $500 million, to consolidated EBITDA that is less than 3.0 times. We were in compliance with the financial covenants as of September 30, 2025.
In addition to the financial covenants, the credit facility includes additional customary events of default, including non-payment of principal, interest or fees, violation of covenants, cross default to certain other indebtedness, invalidity of any loan document, material judgments, bankruptcy and insolvency events and change of control, subject, in certain instances, to cure periods. Upon the occurrence of an event of default, the lenders may elect to declare amounts outstanding under the Credit Agreement immediately due and payable.
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
See Note 10, "Financing Arrangements" in the notes to the Condensed Consolidated Financial Statements for further information about our facilities.
The following table presents cash flow activities:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash provided by operating activities	$46,535	$174,112
Cash (used in) provided by investing activities	(292,904)	471,279
Cash used in financing activities	(50,919)	(284,609)
Operating activities. Net cash provided by operating activities decreased by $127.6 million to $46.5 million for the nine months ended September 30, 2025 from $174.1 million for the nine months ended September 30, 2024, primarily due to an increase in cash used by working capital and a decrease in cash provided by net income after adding back non-cash expenses. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items.
The decrease in cash flow from operating activities in first three quarters of 2025 when compared to the first three quarters of 2024 primarily resulted from:

•an increase in cash used by inventory as we manufactured more in the first three quarters of 2025 compared to the first three quarters of 2024 when we moderated our investments in inventory;
•a decrease in cash provided by accounts receivable due to higher sales at the end of the first three quarters of 2025 and timing of collections;
•an increase in cash used by prepaid expenses and other assets due to timing of bank acceptance drafts and interest receivable; and
•an increase in cash used by income and other taxes payable due to the timing of estimated tax payments made and refunds received from filing tax returns.
The decreases in cash provided by operating activities in the first three quarters of 2025 when compared to the first three quarters of 2024 were partially offset by:
•a decrease in cash used by accrued expenses and other liabilities due to timing of payments for accrued personnel costs, cash provided by customer deposits, and timing of warranty activities, partially offset by lease payments and other activities; and
•an increase in cash provided by accounts payable due to timing of payments.
Investing activities. Net cash used in investing activities was $292.9 million for the nine months ended September 30, 2025 as compared to cash provided by investing activities of $471.3 million in 2024. The cash used in investing activities in 2025 related to $232.7 million of net purchases of investments and $60.9 million of cash used for capital expenditures. The cash provided by investing activities in 2024 related to $543.0 million of net proceeds from short-term investments and $28.5 million of cash provided by sales of property, plant and equipment; partially offset by $75.4 million of cash used for capital expenditures, and $25.3 million of net cash outflow from the divestiture of our Russian operation. The cash proceeds from the sale of our Russian operation were lower than the cash and cash equivalents on hand, resulting in a cash outflow from divestiture.
Financing activities. Net cash used in financing activities was $50.9 million for the nine months ended September 30, 2025 as compared to net cash used of $284.6 million in 2024. The cash used in financing activities in 2025 primarily related to the purchase of treasury stock of $46.6 million and the net cash outflow from amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units of $4.3 million. The cash used in financing activities in 2024 primarily related to the purchase of treasury stock of $286.5 million.

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
Interest rate risk. Certain of our financial instruments are subject to interest rate risk due to variable interest rates that fluctuate with market conditions. However, our exposure to market risk from interest rate fluctuations is limited. We maintain a portfolio of cash, cash equivalents, and short-term and long-term investments, which primarily includes bank deposits, money market funds, certificates of deposit, commercial paper, corporate bonds, and U.S. Treasury and agency securities. The majority of these investments mature within one year, although some corporate bonds have maturities approaching, but not exceeding, two years. Due to the short-term to intermediate-term nature of these instruments, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition or results of operations.
We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our borrowings on our bank credit facilities. Although our U.S. revolving line of credit has variable rates, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Chinese yuan. Changes in the exchange rate of the U.S. dollar versus the functional currencies of our subsidiaries affect the translated value and relative level of sales and net income that we report from one period to the next. In addition, our subsidiaries may have assets or liabilities denominated in a currency other than their functional currency which results in foreign exchange transaction gains and losses due to changes in the value of the functional currency versus the currency the assets and liabilities are denominated in. The loss on foreign exchange transactions totaled $1.5 million for the three months ended September 30, 2025 compared to a loss of $1.1 million for the three months ended September 30, 2024. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities.

At September 30, 2025, our material foreign currency exposure is net U.S. dollar denominated assets at subsidiaries where the euro is the functional currency and U.S. dollar denominated liabilities where the Chinese yuan is the functional currency. The net U.S. dollar denominated assets are comprised of cash, third party receivables and inter-company receivables offset by third party and inter-company payables denominated in U.S. dollar. The U.S. dollar denominated liabilities are comprised of inter-company payables. A 5% change in the relative exchange rate of the U.S. dollar to the euro as of September 30, 2025 applied to the net U.S. dollar asset balances, would result in a foreign exchange gain of $1.3 million if the U.S. dollar appreciated and a $1.4 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Chinese yuan as of September 30, 2025 applied to the net U.S. dollar liabilities balances, would result in a foreign exchange loss of $1.3 million if the U.S. dollar appreciated and a $1.4 million foreign exchange gain if the U.S. dollar depreciated.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of September 30, 2025. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities for the three months ended September 30, 2025.
Issuer Purchases of Equity Securities
The following table reflects issuer purchases of equity securities for the three months ended September 30, 2025:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 — July 31, 2025	110,000	$74.75	110,000	$11,778
August 1, 2025 — August 31, 2025	75,614	76.53	74,378	6,084
September 1, 2025 — September 30, 2025	30,473	79.19	30,030	3,708
Total	216,087	$76.00	214,408	$3,708

(1)     Total number of shares (or units) purchased includes shares repurchased as part of publicly announced plans or programs and "withhold to cover" tax liabilities upon vesting of restricted stock awards. For the three months ended September 30, 2025, a total of 1,679 shares were withheld to cover at an average price of $77.62.

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
We repurchased 214,408 shares in the third quarter of 2025 under the February 2024 authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the Registrant's last fiscal quarter ended September 30, 2025, the following director of the Registrant adopted a Rule 10b5-1 trading arrangement:

•on August 26, 2025, Ms. Agnes Tang, Director of the Registrant, adopted a Rule 10b5-1 trading arrangement for the sale of up to 3,392 shares over a period beginning November 24, 2025 and ending November 24, 2026 on the open market at prevailing prices, subject to minimum price thresholds.
Other than disclosed above, none of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," in each case as defined in Item 408 of Regulation S-K during the quarter.
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description

10.1
IPG Photonics Corporation Executive Severance Plan, amended and restated on September 30, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 3, 2025)

10.2
Form of Severance Plan Participation Agreements dated September 30, 2025 between the Registrant and each of Angelo Lopresti, Timothy Mammen, Trevor Ness, and Dr. Igor Samartsev (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 3, 2025)

10.3	IPG Photonics Corporation Senior Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 3, 2025)
10.4
Amendment to Employment Agreement between the Registrant and Dr. Mark Gitin, dated September 30, 2025 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on October 3, 2025)

10.5
IPG Photonics Corporation Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on October 3, 2025)

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

IPG PHOTONICS CORPORATION

Date: November 4, 2025	By:	/s/ Mark M. Gitin
Mark M. Gitin
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)