Form 10-K
period 2025-12-31
IPG PHOTONICS CORP
filed 2026-02-23
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1.8 billion, calculated based upon the closing price as reported by the Nasdaq Global Select Market on June 30, 2025. For purposes of this disclosure, shares of common stock held by persons who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the Rules and Regulations of the Exchange Act. This determination of affiliate status is not necessarily conclusive.
As of February 20, 2026, 42,191,353 shares of the registrant's common stock were outstanding.
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
Although low power fiber lasers were introduced four decades ago, their increased adoption in the last twenty years has been driven primarily by our improvements in their output power levels and cost, as well as their superior performance, lower cost of ownership and greater reliability compared with other laser and non-laser technologies. We successfully increased output power levels, efficiency and reliability by improving optical components such as diodes and active fibers that increased their power capacities and improved their performance. Fiber lasers now offer output powers that exceed those of other laser technologies in many categories. Our substantial advancements in diode technology, packaging design and other optical components together with increased production volumes over the last two decades reduced the cost and increased the reliability of our products. As a result, the average cost per watt of output power has decreased dramatically and our fiber lasers effectively compete in many applications that historically used other laser technologies and non-laser solutions. We believe that fiber lasers provide a combination of benefits that include: superior performance; enhanced end user productivity; lower cost of ownership and environmentally friendly operation; greater ease of use; a more compact footprint; and greater choice of wavelengths and more precise beam control. Our strategy is to target new applications where fiber lasers provide benefits compared to use of other laser technologies and non-laser solutions. Despite the benefits of fiber lasers, certain applications and processes continue to rely on other laser and non-laser technologies that deliver superior performance for particular features or uses.
Our Competitive Strengths
Our key strengths and competitive advantages include the following:
Leading Producer of Fiber Laser Technology. As a pioneer and technology leader in fiber lasers, we are able to leverage our expertise to drive the proliferation of fiber lasers in existing and new applications.
Vertically Integrated Development and Manufacturing. We develop and manufacture most of the critical high-value specialty components used in our lasers, as well as laser subsystems and systems, and certain complementary products such as optical heads and process measuring and monitoring technologies. We believe this vertically integrated approach enhances our ability to meet customer requirements, control quality and supply, and accelerate product development.
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
Diverse Customer Base, End Markets and Applications. Our diverse customer base, end markets and applications provide us with many growth opportunities. In 2025, we shipped products to thousands of customers worldwide. Our principal end markets and representative applications for lasers within those markets include:

Materials Processing Markets

End Market	Applications	Principal Products
General Manufacturing	Welding, brazing and soldering	Continuous Wave ("CW") lasers (1-125 kW), Quasi-CW ("QCW") lasers (100-1,200 W), diode lasers (50-2,000 W), and IPG systems
	Hardening and cladding	CW Lasers (1-125 kW) and IPG systems
	Flat sheet, tube and 3D cutting and drilling	CW lasers (1-60 kW), QCW lasers (100-2,400 W), and IPG systems
	Marking, engraving and printing	Nanosecond ("NS") pulsed lasers (10-1,000 W) and QCW lasers (100-2,400 W)
	Surface cleaning and texturing, paint and coating stripping	NS pulsed lasers (100-3,000 W), single-mode CW and QCW lasers (1-6 kW), and IPG systems
	Heating and drying	Diode lasers (1-100 kW)
	Additive manufacturing (3D printing and selective laser sintering)	Single-mode CW lasers (200-8,000 W), green NS pulsed laser (500 W), diode lasers (1-6 kW)
Automotive (including Electric Vehicles)	EV battery: welding, cleaning, slurry drying, ablation and texturing, cutting, including foil cutting	CW and QCW lasers (1-10 kW), NS pulsed lasers (100-3,000 W), diode lasers (1-100 kW), and IPG systems
	Welding EV power train components: stators, inverters, electrical connections	CW and QCW lasers (1-10 kW), and IPG systems
	Cutting of high-strength steel and aluminum	CW lasers (1-30 kW)
	Welding tailored blanks, frames and auto parts	CW lasers (1-50 kW)
	Seam welding and brazing	CW lasers( 1-20 kW) and IPG systems
Consumer Goods	Metal micro welding, cutting, drilling, texturing, ablation and marking	QCW, NS, Picosecond ("PS") and Femtosecond ("FS") pulsed lasers, and IPG systems
	Cutting, drilling, welding and marking of polymers and other non-metals	Infrared ("IR"), CW and pulsed lasers, diode lasers, green and ultraviolet ("UV") pulsed lasers, and IPG systems
Medical Devices	Stent, pacemaker and other medical device manufacturing	CW, NS, PS and FS pulsed lasers and IPG systems
Energy/Renewable Energy	Hardening and welding of tubes and pipes	CW lasers (4-50 kW) and IPG systems
	Cladding of turbine blades and drill bits	CW lasers (1-20 kW)
	Solar cell processing	Green NS pulsed lasers
	Energy storage battery: welding, cleaning, slurry drying, ablation and texturing, cutting, including foil cutting	CW and QCW lasers (1-10 kW), NS pulsed lasers (100-3,000 W), diode lasers (1-100 kW), and IPG systems
Aerospace, Rail and Shipbuilding	Welding/cutting thick steel plates, titanium	CW lasers (1-60 kW) and IPG systems
	Percussion drilling of aerospace parts	QCW lasers (1-2.4 kW)
	Surface cleaning and texturing, paint and coating stripping and powder coat curing	NS pulsed lasers (100-3,000 W), single-mode CW lasers (1-6 kW), diode lasers (1-100 kW), and IPG systems
Micro Electronics	Wafer inspection and annealing, disk mastering, flat panel display, LED lift-off	Green, ultraviolet CW and NS pulsed lasers
	Processing of glass, ceramics, sapphire, silicon, diamond, Teflon, PCB, CFRP, parylene and other non-metals	IR, green and UV NS pulsed lasers, PS and FS pulsed lasers, QCW lasers, and IPG systems

Other Markets

End Market	Applications	Principal Products
Aerospace and Defense	Directed energy	Single-mode CW lasers (1-8 kW), CW "low order" lasers (10-30 kW), narrow line amplifiers (3-4 kW), diode lasers, and IPG systems
	Target designation	Erbium CW lasers
	Dazzlers	Green pulsed laser (1 kW)
	IR countermeasures, thermal imaging	Mid-IR NS pulsed lasers
Medical Procedures	Surgery, urology and soft tissue	Mid-infrared, thulium, FS lasers and laser systems
	Therapeutic procedures	Diode lasers
	Aesthetic procedures - skin, wrinkle/hair/tattoo removal	Erbium, thulium, green lasers
	Dental procedures	Diode lasers
	Diagnostic procedures	Mid-infrared and FS lasers
OEM Instrument Manufacturing	Biomedical analytical instruments, metrology, disinfection/sterilization, environmental and security monitoring, quantum computing	FS, PS, NS and CW lasers, Mid-infrared, IR, visible and UV lasers, linearly polarized and single frequency CW lasers and amplifiers
Scientific	Academic research: sensing, imaging, microscopy, spectroscopy, quantum optics	Mid-infrared, IR, visible and UV lasers; diode, FS, PS, NS and CW lasers, linearly polarized and single frequency CW lasers and amplifiers
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
Lasers
Our laser products include medium (1 to 999 watts) and high (1,000 watts and above) output power lasers from 0.148 to 20 microns in wavelength. These lasers may be CW, QCW or pulsed. Our pulsed line includes nanosecond, picosecond and femtosecond lasers. We offer lasers with different gain mediums and wavelengths. The gain mediums are ytterbium, erbium and thulium, as well as Raman and hybrid fiber-solid state lasers using our crystal technology. We produce hybrid fiber-solid state lasers at green and ultraviolet wavelengths for a range of micro processing applications and in the mid-IR spectrum for sensing, imaging and spectroscopy applications. We also sell fiber pigtailed packaged diodes as components for pumping applications, and fiber coupled direct diode laser systems that use semiconductor diodes rather than optical fibers as their gain medium. In addition, we offer high-energy pulsed lasers, multi-wavelength lasers, tunable lasers, single-polarization and single-frequency lasers, as well as other versions of our products.
We believe that we produce the highest power solid-state lasers in the industry. Our ytterbium fiber lasers reach power levels of up to 125,000 watts. We also make single-mode and low-mode output ytterbium fiber lasers with power levels of up to 20,000 watts and single-mode, erbium and thulium fiber lasers with power levels of up to 4,000 watts.
For 2025 fiscal year, high power continuous wave ("CW") lasers accounted for 31% of revenue and were 34% and 41% of revenue, in 2024 and 2023, respectively. Pulsed lasers accounted for 14%, 15%, and 14% of revenue in 2025, 2024 and 2023, respectively.
Accessories

We manufacture and sell accessories that include high power optical fiber delivery cables, fiber couplers, beam switches, chillers and scanners for our fiber lasers. We are expanding our line of cutting and welding optical processing heads for use with our fiber lasers and sell devices for in-line coherent monitoring for welding.
Systems

In addition to selling laser sources, we also offer a range of integrated and custom-developed laser systems designed to meet specific customer manufacturing requirements. These systems include our LightWELD product line, which is a handheld laser welding system to provide fabricators a laser-based solution for welding, as well as high precision laser systems for the medical technology industry, multi‑axis Cartesian systems for fine welding, cutting, and drilling applications and 2D compact flat sheet cutting systems. Our subsidiary Genesis Systems Group, LLC also provides laser and non-laser robotic welding and automation solutions. We also develop and sell specialized laser systems for unique material processing applications for customers seeking complete, laser-based solutions. With the addition of our cleanLASER product line, we have expanded our system offerings to include laser-based surface preparation and cleaning systems, which provide a dry, media-free alternative to traditional abrasive or chemical-based cleaning methods for surface preparation and coating or contaminant removal. These surface cleaning and preparation solutions represent an complementary systems segment to our welding and cutting offerings. For the 2025, 2024 and 2023 fiscal years, laser and non-laser systems accounted for 15%, 14%, and 13%, respectively, of revenues.
Our Markets
We broadly classify our principal end markets as material processing, medical procedures and advanced applications. With the sale of our telecom transmission product lines in August 2022, we no longer intend to target communications as a principal market. The following table shows the allocation of our net sales (in thousands) among our principal markets:

	Year Ended December 31,
	2025		2024		2023
		% of Total		% of Total		% of Total
Materials processing	$860,191	85.7%	$857,336	87.7%	$1,152,804	89.5%
Medical procedures	73,974	7.4%	61,040	6.3%	71,571	5.6%
Advanced applications	69,594	6.9%	53,778	5.5%	55,576	4.3%
Communications	18	—%	4,980	0.5%	7,488	0.6%
Total	$1,003,777	100.0%	$977,134	100.0%	$1,287,439	100.0%
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
Welding and Brazing Applications. Laser welding offers several important advantages compared to conventional welding technology as it is non-contact, precise, easy to automate, provides high process speed and results in narrow-seamed, high-quality welds that generally require little or no post-processing machining. The high beam quality of our fiber lasers coupled with high CW power offer deep penetration welding as well as shallow conduction mode welding. Adjustable mode beam (AMB) lasers allow for spatterless, precise high-quality welding and cutting. In addition, fiber lasers enable remote welding "on the fly," a flexible method of three-dimensional welding in which the laser beam is positioned by a robot-guided scanner. Remote welding stations equipped with fiber lasers are used for welding door panels, seat backs, spot and lap welds over the entire auto body frame ("body-in-white") and tailor welded blanks for automotive applications. We also offer a real-time weld monitoring system to determine weld quality in an integrated solution. Our LightWELD product line offers a handheld laser welding system that is easier to learn and operate than traditional solutions and offers high process consistency. Our products are used also for laser brazing of visible joints in automobiles such as tailgates, roof joints and columns. Brazing is a method of joining sheet metal by using a melted filler material similar to soldering but requiring higher temperatures.
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
Marking and Engraving Applications. Laser marking is a non-contact process that uses a focused beam of light to create a long lasting or permanent mark on a surface by transferring heat energy to the target material to generate visible markings on or just under the surface via controlled burning. ablation or photochemical changes. The high-precision and small spot size of focused laser beams enables the creation of complex and high-resolution marks which are often used for labeling, product tracking, machine vision, and regulatory compliance. Lasers can mark a wide variety of materials including metals and non-metals like polymers, ceramics, and glass. Our fiber lasers provide a fast, reliable, and cost‑effective source for marking and engraving across industries such as automotive, electronics, aerospace, semiconductor, and medical devices.
Additive Manufacturing. Laser additive manufacturing encompasses a range of processes, including selective laser melting and sintering, laser metal fusion and laser metal deposition. These technologies enable flexible, high-speed production and are used for both rapid prototyping and industrial manufacturing. Our lasers enable manufacturers to efficiently produce complete parts or add features to existing components.
Medical Procedures
We sell our complete medical laser systems, and commercial fiber and diode laser modules, subassemblies and delivery fibers to medical device manufacturers that sell our medical laser systems under their brand or incorporate our products into their devices. We manufacture complete medical laser systems and consumable fibers primarily for urology applications, including benign prostatic hyperplasia and lithotripsy, based on our thulium fiber laser technology. Our ultrafast, CW and QCW ytterbium, erbium, thulium fiber and hybrid lasers with average power from 1 to 200 watts, and diode laser systems can be used in various medical and biomedical applications. Aesthetic applications addressed by IPG laser modules include skin rejuvenation, hair removal, and treatment of pigmented and vascular lesions.
Advanced Applications
Our fiber lasers and amplifiers are utilized by commercial firms and by academic and government institutions worldwide for advanced and scientific applications. These markets may sell specialty products developed by us or our commercial products. Representative applications include directed energy, spectroscopy, optical trapping, remote sensing, LIDAR, semiconductor metrology and inspection, and materials characterization. Separately, we have developed and launched CROSSBOW™, a counter-unmanned aircraft system (counter‑UAS) solution offered to government and other authorized parties as part of our advanced application offerings.

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
We incurred research and development costs of approximately $117.4 million, $109.8 million and $98.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. We expect to continue our commitment to research and development and to introduce new products, systems and complementary products. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
As of December 31, 2025, we have over 900 patents issued and over 450 pending patent applications worldwide. Intellectual property rights, including those that we own, those that we license and those of others, involve significant risks. See Item 1A, "Risk Factors — We are subject to litigation alleging that we infringe third-party intellectual property rights.

Intellectual property claims could result in costly litigation and harm our business." and "Risk Factors — Our inability to protect our intellectual property and proprietary technologies could result in the unauthorized use of our technologies by third parties, hurt our competitive position and adversely affect our operating results."
Manufacturing
Vertical integration is one of our core business strategies through which we control our proprietary processes and technologies as well as the supply of critical high-value specialty components and assemblies. Our vertically integrated manufacturing operations currently include the manufacturing or assembly of optical preforms, specialty fiber, semiconductor wafers, semiconductor diode chips and packaged semiconductor diodes, specialty optical components, fiber blocks, fiber laser modules, power supplies, circuit boards, electronics and control systems and software, crystals, chillers, housings and cabinets and final assembly of finished product. We nonetheless may utilize third‑party suppliers for certain components and subassemblies that we determine are not strategically critical or cost‑effective to manufacture internally. In addition, we make some of the automated production systems, tools and fixtures and testing systems that we use in our own manufacturing processes. Over the last several years, we added additional production capabilities, including multi-wafer growth reactors, diode test stations, fiber preform and fiber drawing equipment and mid and high power laser production and testing, in order to increase our capacity as well as reduce the risks associated with our production processes.
We operate our own semiconductor foundry for the production of multi-mode single-emitter diodes used as pump sources in our lasers. We also process, package and extensively test all our diodes. We developed proprietary components and accessories, manufacturing tools, equipment and techniques over many years in an effort to address the major issues that had been inhibiting the development of fiber laser technology and to provide products that differentiate us from our competitors. In addition, we have acquired the technology to produce additional components, such as volume Bragg gratings and crystals. Using our technology platform, we configure standard laser and amplifier products based upon each customer's specifications. We have developed proprietary testing methodologies that allow us to develop higher power components and products in short periods of time, enable us to introduce products to the market more quickly, capitalize on new opportunities and provide superior service to our customers. In our materials processing systems business, we manufacture standard configuration systems and also systems customized for specific customer requirements. We purchase common and specialized mechanical, electrical and optical parts and raw materials from vendors.
Sales, Marketing and Support
We market our products internationally primarily through our direct sales force. Our direct sales force sells to end users, OEMs and systems integrators. Once our fiber laser products are designed into an OEM system, the OEM's sales force markets its systems, allowing us to leverage our sales capability through the OEM sales channels because the OEMs typically have several salespersons in locations other than where our sales offices are located. We have sales and service offices and application development centers in the Americas, Europe and Asia. To a lesser extent, we market through agreements with independent sales representatives and distributors, but we do use such channels more widely for our LightWELD product. In 2023, we entered into a strategic partnership with Miller Electric Mfg. LLC, a leading worldwide manufacturer of arc welding products, to further promote laser solutions for handheld welding applications. We also sell complete medical laser systems and fibers to medical technology companies that sell and support our products under their names. We typically provide one to five-year parts and service warranties on lasers. Most of the Company's sales offices provide support to customers in their respective geographic areas.
Customers
We sell our products globally to OEMs, system integrators and end users in a wide range of diverse markets who have the in-house engineering capability to integrate our products into their own systems. We also sell complete laser and non-laser solutions to end users for their production needs. We have thousands of customers worldwide.

Competition
Our markets are highly competitive and characterized by rapidly changing technology, continuously evolving customer requirements and reduced average selling prices over time. In the materials processing market, we compete with makers of fiber lasers and other lasers, such as Coherent, Inc., JPT Opto-Electronics Co. Ltd., Laserline GmbH, Lumentum Holdings Inc., Maxphotonics Co., Ltd., MKS Instruments, Inc., nLight, Inc., Trumpf GmbH + Co. KG and Wuhan Raycus Fiber Laser Technologies Co. Ltd., as well as other smaller competitors. Some of our customers have developed products for their own use which are competitive to our products. Such vertical integration by our customers could reduce the market opportunity for our products. Many of our fiber laser competitors are increasing the output powers of their fiber lasers and reducing sales prices to compete with our products.
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
Backlog
At December 31, 2025, our backlog of orders (generally scheduled for shipment within one year) was approximately $631.5 million compared to $636.2 million at December 31, 2024. At December 31, 2025, our backlog included $399.0 million of orders with firm shipment dates and $232.5 million of frame agreements that we expect to ship within one year, compared to $371.1 million of orders with firm shipment dates and $265.1 million of frame agreements at December 31, 2024. Frame agreements are non-binding indications of customer pricing and volume levels but are not firm customer purchase obligations with delivery dates. Orders used to compute backlog are generally cancellable without substantial penalties or any penalties. We anticipate shipping a substantial majority of the present backlog during fiscal year 2026. However, our backlog at any given date is not necessarily indicative of actual sales for any future period.
Employees and Human Capital Management
Our skilled and experienced employees within our manufacturing, sales, service, research and development and quality assurance departments are instrumental in driving operational execution and strong financial performance, advancing innovation and maintaining a strong quality and compliance program.
As of December 31, 2025, we had approximately 4,840 full-time employees, including 440 in research and development, 3,590 in manufacturing and service operations, 390 in sales and marketing, and 420 in general and administrative functions. As a global company, our employees are distributed throughout our more than thirty locations in twenty-four countries. Of our total full-time employees, approximately 2,070 were in the United States and 1,650 were in Germany. We have never experienced a work stoppage, and none of our employees at our principal manufacturing facilities are subject to a collective bargaining agreement.
The success and growth of IPG’s business is dependent in large part on our ability to attract, retain and develop a population of talented and high-performing employees at all levels of our organization. For our research, engineering and production management positions, we require employees with university and graduate-level degrees in physics, optics, electrical, mechanical and software engineering. Globally, the demand for employees with such levels of education is high and competitive.
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
•We provide competitive compensation programs designed to further align our employees' financial interests with the performance of the business and long-term value creation, including an annual cash bonus program, equity-based awards and an employee stock purchase program.

•We generally provide annual increases and incentive compensation based on merit.
•We purchase compensation data from a compensation and benefits consulting firm to allow us to ensure we provide competitive compensation in the geographic locations in which we operate.
•We align our executives’ annual and long-term equity compensation with our stockholders’ interests by linking realizable pay with operating metrics and stock performance.
•We provide comprehensive benefit options designed to retain our employees and support their families in living healthier and more secure lives.
Employee recruitment, retention and development. IPG is committed to attracting the best talent from a broad array of sources to meet the current and future demands of our business. We have established relationships with trade schools, world-class universities, professional associations and industry groups to proactively attract talented and capable new hires. IPG sponsors formal apprentice and internship programs to build leadership capabilities for the future. IPG has a strong employee value proposition with a culture of innovation, driven by entrepreneurial spirit and collaboration embraced within an environment of individual respect, dignity and caring.
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
Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers as of February 23, 2026:

Name	Age	Position with the Company
Mark Gitin, Ph.D.	59	Chief Executive Officer
Paulus Bucher, Ph.D.	59	Senior Vice President, Global Operations
Angelo Lopresti	62	General Counsel, Secretary and Senior Vice President
Timothy Mammen	56	Chief Financial Officer and Senior Vice President
Trevor Ness	53	Senior Vice President, Chief Revenue Officer
Igor Samartsev, Ph.D.	62	Senior Vice President, Chief Scientist
Mark M. Gitin, Ph.D. has served as the Chief Executive Officer of the company since June 2024. Previously, Dr. Gitin served in a number of positions at MKS Inc., including Executive Vice President and General Manager of MKS's Photonics Solutions Division since 2023. Prior to that, he served as Senior Vice President and General Manager of the Photonics Solutions Division from 2019 to 2023, and Vice President and General Manager of MKS's Photonics Business Unit from 2017 to 2019 and in 2018 he also assumed responsibility for the Instruments and Motion Business Unit. Prior to joining MKS, from March 1995 to September 2017, Dr. Gitin held various management positions covering a wide range of technologies at Coherent, Inc., including Vice President of Strategic Marketing, Vice President of Business Development, and Vice President and General Manager of the Diodes, Fibers and Systems Business Unit. Dr. Gitin holds a B.S. in Electrical Engineering from University of California, Davis and an M.Eng. and Ph.D. in Electrical Engineering from Cornell University.
Paulus Bucher, Ph.D. joined as Senior Vice President of Global Operations in June 2025. Prior to joining IPG, Dr. Bucher served as Senior Vice President of Global Operations at Adtran Holdings Inc. Earlier in his career, he held senior operations roles at ADVA, CommScope, and Ericsson. Dr. Bucher holds a Ph.D. in Aerospace Engineering from Princeton University and a Master of Science in Mechanical Engineering from Virginia Tech, where he studied under a Fulbright Scholarship. He also holds a Dipl.-Ing. (FH) from Fachhochschule Wiesbaden and earned his Fachhochschulreife at Waldorfschule Wahlwies in Germany.
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
Trevor D. Ness has served as our Senior Vice President, Chief Revenue Officer since September 2025, with responsibility for leading the Company's global sales and service organizations, global go-to-market strategy and providing executive leadership to the company’s defense business. From February 2022 until September 2025, he served as IPG’s Senior Vice President, Sales and Strategic Business Development. From February 2013 until February 2022, Mr. Ness held the role of Senior Vice President, Worldwide Sales, and from January 2011 until February 2013, he served as Vice President, Asian Operations. Before joining IPG, Mr. Ness spent over a decade in Asia in progressive leadership roles with GSI Precision Technologies, including Director of China Operations and General Manager of Technical Sales in Japan and Taiwan. Earlier in his career, he held a range of service and commercial management roles in the United Kingdom. Mr. Ness holds a B.S. in Geology from Imperial College London, a Higher National Certificate from Bournemouth University, and an M.B.A. (Technology Management) from The Open University.
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
Government Regulation
Regulatory Compliance
The majority of our laser and amplifier products sold in the United States are classified as Class IV Laser Products under the applicable rules and regulations of the Center for Devices and Radiological Health ("CDRH") of the U.S. Food and Drug Administration ("FDA"). A similar classification framework applies in the European Union and other international markets. Safety rules are formulated with "Deutsche Industrie Norm" (i.e., German Industrial Standards) or International Organization for Standardization ("ISO") standards, which are internationally harmonized. CDRH regulations generally require a self-certification process, including submission of product reports for each product incorporating a laser device, periodic reporting of sales and purchases and compliance with product labeling standards, product safety and design features and informational requirements.
Our business activities are subject to various export controls and trade and economic sanctions laws and regulations, including, without limitation, the U.S. Commerce Department’s Export Administration Regulations ("EAR"), the U.S. Treasury Department’s Office of Foreign Assets Control’s trade and economic sanctions programs, the U.S. Department of State’s Nonproliferation Sanctions and International Traffic in Arms Regulations ("ITAR"), as well as comparable laws of the European Union, Germany and other jurisdictions, which we collectively refer to as Trade Controls. These requirements govern, among other things, the export, re‑export, transfer, sale, and provision of certain hardware, software, technology, and services. We further discuss the impact of such Trade Controls under "Risk Factors" in Item 1A "—We must comply with and could be impacted by various export controls and trade and economic sanctions laws and regulations that could negatively affect our business and may change due to diplomatic and political considerations outside of our control."
Our CROSSBOW™ products are also subject to additional regulatory regimes applicable to counter-unmanned aircraft systems (“counter-UAS”) and related sensing, tracking, or mitigation technologies. These regimes may include U.S. and non-U.S. laws restricting the sale, deployment, or export of counter-UAS capabilities, including evolving regulations applicable to government, critical infrastructure, and commercial end users.
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
Climate and Sustainability Reporting and Regulation
We operate in various jurisdictions around the world, including the U.S. and certain states, the European Union, and the United Kingdom, that have adopted or proposed laws related to climate and sustainability reporting. For example, the European Parliament adopted the Corporate Sustainability Reporting Directive (CSRD), which introduced additional due diligence and disclosure requirements addressing sustainability that we expect will apply to us in the coming years. These and future laws, regulations or policies could significantly increase our operational and compliance burdens and costs.
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

ITEM 1A.    RISK FACTORS
The factors described below are the principal risks that could materially adversely affect our operating results and financial condition. Other factors may exist that we do not consider significant based on information that is currently available. In addition, new risks may emerge at any time and we cannot predict those risks or estimate the extent to which they may affect us. You should carefully consider these factors, as well as the other information contained in this Annual Report on Form 10-K, when evaluating an investment in our securities.

Risks Relating to Economic Conditions
Uncertainty and adverse changes in the general economic conditions of markets in which we participate negatively affect our business.
Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the materials processing, medical procedures and advanced applications markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the markets and applications we serve and demand for our products, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. A significant portion of our sales are to customers in China, which accounted for 29%, 25% and 28% of net sales in 2025, 2024 and 2023, respectively. Slowing economic growth or recession, tariff-trade wars or other adverse economic developments or uncertainty in any of our key markets, including in China, may result in a decrease in our sales. In addition, the U.S. presidential administration has implemented new tariff policies that substantially increased tariffs on foreign imports into the U.S. Other countries have responded with increased tariffs on U.S. goods. Additional tariffs will be considered and may be adopted by the U.S. government from time to time. New tariffs may have the effect of increasing our costs, reducing our sales, as well as slowing general economic activity. Adverse changes have occurred and may occur in the future as a result of declining or flat global or regional economic conditions, fluctuations in currency and commodity prices, wavering confidence, capital expenditure reductions, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, increase the risk of loss on investments, or increase costs associated with manufacturing and distributing products. An economic downturn could have a material adverse effect on our business, financial condition and results of operations.
Downturns in the markets we serve, particularly materials processing, could have a material adverse effect on our sales and profitability.
Our business depends substantially upon capital expenditures by manufacturers in the materials processing market, which includes general manufacturing, automotive, aerospace, other transportation, heavy industry, electronics and photovoltaic industries. Approximately 86% of our revenues in 2025 were from customers in the materials processing market. Although applications in this market are broad, sales for these applications are cyclical and have historically experienced sudden and severe downturns and periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products that we manufacture and market. For the foreseeable future, our operations will continue to depend upon capital expenditures by customers in these industries or markets, which, in turn, depend upon the demand, as well as forecasted demand, for their products or services. A softening of demand for our customers' products and services, whether caused by a weakening of the U.S. or global economies or other factors, may result in decreased revenue or growth for our customers and may lead to decreased demand for our products, which would reduce our sales and margins. We may not be able to respond by decreasing our expenses quickly enough or sufficiently, due in part, to our fixed overhead structure related to our vertically integrated operations and our commitments to continuing investment in research and development and infrastructure for long term growth.
Risks Relating to Industry Dynamics and Competition
The markets for our products are highly competitive and currently subject to significant price and technological competition, and if we are unable to compete successfully, it could result in reduced sales, reduced gross margins or the loss of market share.
We operate in industries that are characterized by significant price and technological competition. We compete with makers of fiber lasers, solid-state lasers, direct diode lasers, high power CO2, YAG and disc lasers. These include public and private companies such as Coherent, Inc., JPT Opto-Electronics Co. Ltd., Laserline GmbH, Lumentum Holdings Inc., Maxphotonics Co., Ltd., MKS Instruments, Inc., nLight, Inc., Trumpf GmbH + Co. KG, and Wuhan Raycus Fiber Laser Technologies Co. Ltd., as well as other smaller competitors. Several of these are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, greater sales and marketing capacity, and larger installed customer bases than we do. Many of our fiber laser competitors are increasing the output powers, improving the quality of their fiber lasers and decreasing prices. Certain of our major global competitors are expanding their manufacturing, research and development, and sales capabilities in China, which may increase competitive pricing pressure, accelerate product innovation cycles, and strengthen their local customer relationships in that market. Many of our competitors in Asia are beginning to export their fiber lasers and fiber laser-based systems to non-Asia markets, which may impact our pricing and sales in such markets. Our current or potential customers may decide to develop and produce products for their own use which are competitive to our products. Such vertical integration could reduce the market opportunity for our products. We also compete in the materials processing, advanced and medical applications markets with end users that produce their own solid-state and gas lasers as well as with manufacturers of non-laser methods and tools, such as traditional non-laser welding, cutting dies mechanical cutters and plasma cutters in the materials processing market and other energy-based devices in the medical market.
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
•successfully develop new product lines with competitive features;
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
We may not successfully commercialize our CROSSBOW™ counter‑UAS laser systems.
We recently introduced integrated high‑energy laser systems designed to counter small unmanned aerial systems (UAS) under our CROSSBOW™ product line. These offerings differ from our historical participation in directed‑energy programs as a component supplier, as they are complete operational systems and represent a new area of potential growth for us. The commercial viability of this product line is uncertain, and it may not develop as we anticipate.
Adoption of counter‑UAS laser systems is still emerging. Defense and security procurement cycles can be long, unpredictable, and dependent on successful demonstrations, evaluations, and integration with existing architectures. Positive testing or customer interest may not lead to production contracts or sustained demand, and competing technologies from established defense contractors or alternative counter‑UAS providers could limit market opportunities.
If any of these risks materialize, our strategy to develop and commercialize the CROSSBOW product line may not be successful or generate the growth opportunities we anticipate.
Risks Relating to Our Operations
Our vertically integrated business results in high levels of fixed costs and inventory levels that may adversely impact our gross profits and our operating results in the event that demand for our products declines or we maintain excess inventory levels.
We have a high fixed cost base due to our vertically integrated business model. Approximately 74% of our approximately 4,840 employees as of December 31, 2025 were employed in our manufacturing operations. We may not adjust these fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions. Our gross profit, in absolute dollars and as a percentage of net sales, is impacted by our sales volume, the corresponding absorption of fixed manufacturing overhead expenses and manufacturing yields. In addition, because we are a vertically integrated manufacturer and design and manufacture our key specialty components, insufficient demand for our products may subject us to the risks of high inventory carrying costs and increased inventory obsolescence. If our capacity and production levels are not properly sized in relation to expected demand, we may need to record write-downs for excess or obsolete inventory. Because we are vertically integrated, the rate at which we turn inventory has historically been low when compared to our cost of sales. We do not expect this to change significantly in the future and believe that we will have to maintain a relatively high level of inventory compared to our cost of sales. As a result, we expect to have a significant amount of working capital invested in inventory. Changes in our level of inventory lead to an increase in cash generated from our operations when inventory is sold or a decrease in cash generated from our operations at times when the amount of inventory increases. Decreases in inventory may decrease our overhead absorption and decrease our gross margins and profitability.
Our manufacturing capacity and operations may not be appropriate for future levels of demand and may adversely affect our gross margins.
We have added manufacturing capacity at our facilities in the United States, Germany, Italy and Poland. Expansion of capacity was required to offset the loss of capacity at the factories we operated in Russia and Belarus due to sanctions. In connection with expansion projects, we may incur cost overruns, construction delays, project cancellations or regulatory issues which could cause our capital expenditures to be higher than what we currently anticipate, possibly by a material amount, which would in turn adversely impact our operating results. If our sales do not increase or if our revenue decreases from current levels, we may have significant excess manufacturing capacity and under-absorption of our fixed costs, which has adversely impacted and could adversely affect our gross margins and profitability.
A significant portion of our manufacturing facilities and production equipment, such as our semiconductor production and processing equipment, diode packaging equipment and diode burn-in stations, are special-purpose in nature. We may experience higher costs due to yield loss, production inefficiencies, equipment problems and lower margins until any operational issues associated with the opening of new manufacturing facilities are resolved.
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
We purchase certain raw materials used to manufacture our products and other components, such as semiconductor wafer substrates, diode packages, modulators, micro-optics, bulk optics and high power beam delivery products, from single or limited-source suppliers. We typically purchase our components and materials through purchase orders or agreed-upon terms and conditions and we do not have guaranteed supply arrangements with many of these suppliers. These suppliers are relatively small private companies that may discontinue their operations at any time and may be particularly susceptible to prevailing economic conditions. Some of our suppliers are also our competitors. Some of our suppliers may not be able to meet our requirements due to global demand for their components. As a result, we have experienced and may in the future experience longer lead times or delays in fulfillment of our orders. Furthermore, other than our current suppliers, there are a limited number of entities from whom we could obtain these supplies. We do not anticipate that we would be able to purchase these components or raw materials that we require in a short period of time or at the same cost from other sources in commercial quantities or that have our required performance specifications. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, could adversely affect our business. If our suppliers face financial or other difficulties, if our suppliers do not maintain sufficient inventory on hand or if there are significant changes in demand for the components and materials we obtain from them, they could limit the availability of these components and materials to us, which in turn could adversely affect our business.
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
In December 2024, affiliates of Trumpf SE & Co. KG filed two different patent lawsuits in two different Unified Patent Courts ("UPC") located in Germany against IPG Laser GmbH & Co. KG, our German subsidiary, alleging infringement of two patents granted by the European Patent Office by our adjustable mode beam lasers. These lasers are used in certain welding and cutting applications. The patents asserted cover Germany, where we manufacture lasers, and other large countries in Europe. Hearings were held in January 2026 and we await the decisions of the two UPC panels on February 24 and March 16, 2026. There can be no assurance that the outcome of either case will be favorable to the Company, and an adverse finding that the Company infringed one or more of the patents‑in‑suit could have a material adverse effect on the Company and its business. The patents also have counterparts in the U.S., China and elsewhere, and there can be no assurance that Trumpf will not assert such patents in other jurisdictions.
There can be no assurance that we will be able to resolve any claims or other allegations made or asserted against us without them having a material impact on our results of operations. Even if we ultimately are successful on the merits of any such litigation or re-examination, legal and administrative proceedings related to intellectual property are typically expensive and time-consuming, generate negative publicity and divert financial and managerial resources. Some litigants may have greater financial resources than we have and may be able to sustain the costs of complex intellectual property litigation more easily than we can. The UPC, in which we currently have two pending litigations, is a relatively new patent court in Europe, and its procedures, jurisprudence and available remedies continue to evolve, creating additional uncertainty regarding patent interpretation, the application of prior European patent precedents, and the timing, scope, and outcome of proceedings.
If we do not prevail in any intellectual property litigation brought against us, it could affect our ability to sell our products and materially harm our business, financial condition and results of operations. These developments could adversely affect our ability to compete for customers and increase our revenues, or could decrease our revenues or profits or increase our costs. Plaintiffs in intellectual property cases often seek, and sometimes obtain, injunctive relief. Intellectual property litigation commenced against us, including the Trumpf litigation, could force us to take actions that could be harmful to our business, including the following:
•stop selling our products or using the technology that contains the allegedly infringing intellectual property;
•pay actual monetary damages, royalties, lost profits or increased damages and the plaintiff's attorneys' fees; and
•attempt to license the relevant intellectual property which may not be available on reasonable terms.
Further, we could incur increased engineering, qualification, logistics and customer transition costs in connection with patent litigation outcomes or risk mitigation. Even if sales are not enjoined by a court, customer uncertainty could delay orders, pressure pricing, or affect design‑wins, and mitigation measures may be costly, time‑consuming and not fully effective.
In addition, intellectual property lawsuits can be brought by third parties against OEMs and end users that incorporate our products into their systems or processes. In some cases, we indemnify OEMs against third-party infringement claims relating to our products and we often make representations affirming, among other things, that our products do not infringe the intellectual property rights of others. As a result, we may incur liabilities in connection with lawsuits against our customers. Any such lawsuits, whether or not they have merit, could be time-consuming to defend, damage our reputation or result in substantial and unanticipated costs. Adverse judgments and court remedies in the Trumpf litigation or similar proceedings could also increase indemnification claims from OEM customers or prompt follow‑on assertions by other patent holders.
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
If we or our third-party vendors fail to comply with FDA regulations or similar legal requirements in foreign jurisdictions relating to the design, manufacture, labeling, marketing, distribution or post-market surveillance of our products or any component part, we may be subject to fines, injunctions, product recalls, penalties or other enforcement actions, and our ability to commercially distribute and sell our products may be negatively impacted.
We design, manufacture and commercialize fiber laser systems and related accessories for specific medical applications. Through IPG Medical Corporation, we are the legal manufacturer of certain of these products and hold FDA clearances for their marketing and sale in the United States. As the legal manufacturer, we are responsible for regulatory obligations across the product lifecycle, including establishment registration and device listing, compliance with applicable pre- and post-market requirements, submission of medical device reports for certain malfunctions and adverse events, and initiating corrections or recalls where necessary. We have distribution partners that market and distribute certain of these products on our behalf. We also continue to sell our commercial fiber and diode laser modules, subassemblies and systems to OEMs that incorporate them into their medical products. As a medical device manufacturer, we and certain of our facilities, as well as critical suppliers, are required to comply with the FDA’s Quality System Regulation and those of other countries (“QSR”), which sets forth minimum standards for the procedures, execution and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of the products we sell in the medical industry, and related regulations, including Medical Device Reporting (“MDR”) requirements regarding the reporting of certain malfunctions and adverse events potentially associated with our products. The FDA and other regulatory agencies may evaluate our compliance with the QSR, MDR and other regulations, among other ways, through periodic announced or unannounced inspections which could disrupt our operations and interrupt our manufacturing and sales. If in conducting an inspection of our manufacturing facilities, or the manufacturing facilities of any of our third-party component manufacturers or critical suppliers, an investigator from the FDA or another regulatory agency observes conditions or practices believed to violate the QSR, MDR or other applicable regulatory requirements, the investigator may document their observations on a Form FDA 483 which may be issued at the conclusion of the inspection. A manufacturer that receives an FDA 483 may respond in writing and explain or describe any corrective actions taken or planned to address the inspectional observations. The FDA will typically review the facility’s written response and may re-inspect or otherwise follow-up to determine the facility’s compliance with the QSR, MDR and other applicable regulatory requirements. Failure to take adequate and timely corrective actions to remedy objectionable conditions listed on an FDA 483 could result in the FDA taking administrative or enforcement actions. Among these may be the FDA’s issuance of a Warning Letter to a manufacturer, which informs it that the FDA considers the observed violations to be of “regulatory significance” that, if not corrected, could result in further enforcement action. On November 4, 2025, the FDA issued an inspectional observation on Form FDA 483 at the conclusion of an on-site Electronic Product Radiation Control inspection at IPG Medical Corporation (“IPGM”). IPGM submitted a written response to the FDA on November 14, 2025 addressing the inspectional observation. A FDA Form 483 is not a final agency determination. IPGM has received no further communication from the FDA regarding this matter, and there is no specific date or deadline by which the FDA is required to respond or make a determination. We cannot predict the timing or outcome of the FDA’s review, and there can be no assurance that the matter will be resolved without additional inquiry, corrective actions, or enforcement measures that could adversely affect our business.
FDA enforcement actions, which include the FDA's issuance of a Warning Letter, seizure, injunction, criminal prosecution, and civil penalties, could result in total or partial suspension of a facility’s production and/or distribution, product recalls, fines, suspension or delay of the FDA’s review of product applications, and/or the FDA’s issuance of adverse publicity. Thus, an adverse inspection could force a shutdown of our manufacturing operations for products servicing the medical industry or a recall of such products. Enforcement actions could also delay FDA clearance or approval of our products for use in the medical industry.
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
The United States, Germany, the European Union, China, Japan, South Korea and many other foreign governments impose tariffs and duties on the import of products, including some of those which we sell. In recent years, the U.S. instituted changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, including, in particular, on Russian and Chinese-made goods, economic sanctions on individuals, corporations or countries and other government regulations affecting trade between the United States and other countries where we conduct our business. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. This decision introduces uncertainty regarding potential refund processes and future trade policy actions.
Policy changes and proposals could require time-consuming and expensive alterations to our business operations and may result in greater restrictions and economic uncertainty and disincentives on international trade, which could negatively impact our competitiveness in jurisdictions around the world as well as lead to an increase in costs in our supply chain. We are a multinational corporation, with manufacturing located both in the United States and internationally and with approximately

74% of our net sales arising from foreign customers. As such, we may be more susceptible to negative impacts from these tariffs or change in trade policies than other less internationally focused enterprises. In addition, new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments, including the Chinese government (which has imposed retaliatory tariffs on a range of U.S. goods including certain optical and electronic products and components), may impose trade sanctions on certain U.S. manufactured goods. Such changes by the United States and other countries have the potential to adversely impact U.S. and worldwide economic conditions, our industry and the global demand for our products, and as a result, could negatively affect our business, financial condition and results of operations.
Our CROSSBOW counter‑UAS activities are subject to complex, rapidly evolving, and stringent U.S. regulatory, export control, aviation, and procurement requirements, and changes in these regimes or our failure to comply with them could adversely affect our ability to develop, test, demonstrate, sell, or deploy these systems.
In the United States, counter‑UAS systems operate within a highly regulated and rapidly evolving legal environment. The federal statutory and regulatory framework governing the development, use, sale and operation of counter‑UAS technologies continues to develop at a significant pace and is subject to change. We cannot predict the impact of future legal, regulatory, or policy changes by U.S. governmental entities relating to counter‑UAS technologies. New or amended laws, regulations, or policies could increase our compliance costs or restrict market opportunities for the testing, demonstration, sale, or use of counter‑UAS systems, including our CROSSBOW system. Our activities relating to CROSSBOW are also subject to stringent export control and government procurement requirements, including ITAR, EAR, and other domestic and international restrictions governing the classification, transfer, sale, end‑use, and end‑users of defense‑related technologies. Changes in these regulations, delays or difficulties in obtaining or maintaining required licenses or approvals, or adverse jurisdiction, classification, or end‑user determinations could restrict our ability to sell, deploy, or service CROSSBOW systems, particularly outside the United States. The development, testing and use of certain counter‑UAS laser systems in the United States may fall under the regulatory oversight of the Federal Aviation Administration (“FAA”) or other government agencies, depending on factors such as the operating environment and the nature of the customer. Although many of our potential U.S. government and defense customers operate pursuant to military or other federal authorizations outside the FAA’s civil regulatory framework, certain testing or demonstration activities may still require coordination with, or authorization from, the FAA and other agencies. Changes in applicable FAA or other governmental policies or requirements, or the inability to obtain or comply with any authorizations that may be required for particular testing or demonstration scenarios, or for the sale or deployment of CROSSBOW, could delay, limit, or prevent our ability to conduct such activities. Any of the foregoing regulatory developments, enforcement actions, or compliance challenges could restrict our ability to advance the CROSSBOW product line and limit its potential future contribution to our business.
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
IP Fibre Devices (UK) Ltd. ("IPFD"), together with trusts created by the late founder of the Company, Dr. Valentin P. Gapontsev, beneficially own approximately 36% of our common stock. Dr. Scherbakov, our former CEO and current director, is the sole managing director of IPFD. Trustees of the trusts include an executive officer of the Company, a third-party corporate trustee, and Dr. Scherbakov. Dr. Scherbakov, as managing director of IPFD, and the other trustees have significant influence on the outcome of matters requiring stockholder approval, including election of our directors, stockholder proposals and approval of significant corporate transactions. IPFD and the trusts may vote their shares of our common stock in ways that other stockholders may consider would be adverse to the interests of the other stockholders. These significant ownership interests could delay, prevent or cause a change in control of the Company and might affect the market price of our common stock.
Future sales of our common stock by our existing shareholders could cause our stock price to decline.
Sales of a substantial number of shares of our common stock by our existing stockholders (including the trusts established by our late founder, Dr. Gapontsev, and IPFD) in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities or other securities convertible into or exchangeable for equity securities, regardless of whether there is any relationship between such sales and the performance of our business.
Provisions in our charter documents and Delaware law, and our severance arrangements, could prevent or delay a change in control of our company, even if a change in control would be beneficial to our stockholders.
Provisions of our certificate of incorporation and by-laws, including certain provisions that will take effect when the founder of the Company, the late Dr. Valentin P. Gapontsev, together with his affiliates and associates, ceases to beneficially own an aggregate of 25% or more of our outstanding voting securities, may discourage, delay or prevent a merger, acquisition or change of control, even if it would be beneficial to our stockholders. The existence of these provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:
•authorizing the issuance of "blank check" preferred stock;
•establishing a classified board effective at the next annual meeting of stockholders after Dr. Gapontsev, together with his affiliates and associates, ceases to beneficially own an aggregate of 25% or more of our outstanding voting securities, and providing that directors thereon may only be removed for cause;
•providing that directors fill board vacancies;
•prohibiting stockholder action by written consent after Dr. Gapontsev, together with his affiliates and associates, ceases to beneficially own an aggregate of 25% or more of our outstanding voting securities;
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
•compliance with domestic and foreign laws and regulations, unexpected changes in those laws and regulatory requirements, including uncertainties regarding taxes including transfer pricing, tariffs, quotas, export controls, export licenses, trade sanctions and other trade barriers, and any corresponding retaliatory actions by affected countries, including China and Russia;
•certification requirements;
•less effective protection of intellectual property rights in some countries;
•potentially adverse tax and transfer pricing consequences;
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
We are subject to risks of doing business in Belarus, where our Belarusian subsidiary historically provided mechanical parts to our German subsidiary and former Russian subsidiary, but does not currently provide parts to our current subsidiaries outside of Belarus. We are also subject to risks of doing business in China, as approximately 29% of our sales in 2025 were to Chinese customers. The results of our operations, business prospects and facilities in China and Belarus are subject to the economic and political environment there and global geopolitical conditions. The future economic direction of these emerging market countries remains largely dependent upon the effectiveness of economic, financial and monetary measures undertaken by the government, together with tax, legal, regulatory and political developments. Sanctions imposed by or on countries in which we have operations or do business has and could disrupt our supply of critical components, including among our manufacturing facilities in the U.S., Germany, Italy, Poland, and Belarus, and has caused us to shift all work occurring in Belarus to other countries. In addition, sanctions targeting the banking sector have and may impact the transfer of cash to and from countries in which we operate, including our ability to fund operations or repatriate surplus liquidity. At December 31, 2025, we had $1.5 million cash in Belarus. Such disruptions could negatively affect our ability to provide critical components to affiliates or produce finished goods for customers, which could increase our costs, require capital expenditures and harm our results of operations and financial condition. Further, Belarus adopted rules that impose conditions on sale of assets by U.S. and western companies that could decrease the value of assets, as well as limit payments to sellers. Our failure to manage the risks associated with our operations in China and Belarus and our other existing and potential future international business operations could have a material adverse effect upon our results of operations.
Foreign currency risk may negatively affect our net sales, cost of sales and operating margins and could result in exchange losses.
We conduct our business and incur costs in the local currency of most countries in which we operate. In 2025 our net sales outside the United States represented a substantial majority of our total sales. We incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from the currency in which it operates or holds assets or liabilities in currencies different than their functional currency. Changes in exchange rates can also affect our results of operations when the value of sales and expenses of foreign subsidiaries are translated to U.S. dollars. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Further, given the volatility of exchange rates, we may not be able to effectively manage our currency risks, and any volatility in currency exchange rates may increase the price of our products in local currency to our foreign customers or increase the manufacturing cost of our products, which may have an adverse effect on our financial condition, cash flows and profitability. We incurred a foreign exchange loss of $9.4 million in 2025 and a loss of $5.5 million in 2024.
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
Given the global nature of our business, we have both domestic and international investments. At December 31, 2025, 78% of our cash, cash equivalents and marketable securities were in the United States and 22% were outside the United States. Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, prevailing interest rates, financial results, economic risk, political risk, sovereign risk or other factors. Also, our investments may be negatively affected by events that impact the banks or depositories that hold our investments. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although we have not realized any significant losses on our cash, cash equivalents and marketable securities, future fluctuations in their value could result in a significant realized loss.
Our ability to access financial markets to raise capital or finance a portion of our working capital requirements and support our liquidity needs may be adversely affected by factors beyond our control and could negatively impact our ability to finance our operations, meet certain obligations, implement our operating strategy or complete acquisitions.
We occasionally borrow under our existing credit facilities to fund operations, including working capital investments. Our major credit line expires in 2030. Uncertainty or disruptions in financial markets may negatively impact our ability to access additional financing or to refinance our existing credit facilities or existing debt arrangements on favorable terms or at all, which could negatively affect our ability to fund current and future expansion as well as future acquisitions and development. These disruptions may include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding securities trade, changes in reference rates for interest such as the discontinuation of LIBOR in 2023 and general economic downturns in the areas where we do business. If we are unable to access funds at competitive rates, or if our short-term or long-term borrowing costs increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected. We also may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business.
Our short-term and long-term investment portfolios and certain cash balances could experience a decline in market value or otherwise become illiquid, which could materially and adversely affect our financial results.
As of December 31, 2025, we had approximately $404 million of cash and cash equivalents, $436 million in short-term investments and $77 million in long-term investments. See Note 3, "Fair Value Measurements" in the Notes to Consolidated

Financial Statements in Part IV, Annual Report for further information about our cash equivalents, short-term investments and long-term investments. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. For example, in March 2023, certain US banks were closed and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. While we were not directly impacted by these closures and did not have any deposits with these banks, there can be no assurance that our current or future banks will not face similar risks, and that we would be able to recover in full our deposits in the event of similar closures. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. If the global financial markets continue to experience volatility or deteriorate, our investment portfolio and cash balances may be impacted and some or all of our investments may become illiquid or otherwise experience loss which could adversely impact our financial results and position.

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
Governance Related to Cybersecurity Risks
The Company’s Global Director, Information Security (Security Director) directs the Company’s cybersecurity team. He reports to the Company’s Global Director of Information Technologies (IT Senior Director), who reports to the Senior Vice President, Global Operations. The Security Director is responsible for assessing and managing the Company’s cyber risk management program, informing senior management, as appropriate, regarding the prevention, detection, mitigation and remediation of cybersecurity incidents and supervising such efforts generally by the cybersecurity team. Our Security Director is a Certified Information Systems Security Professional (CISSP) and has over 20 years of experience in cybersecurity in a broad range of industries. Our IT Senior Director has a master’s degree in information systems and has prior experience managing global security efforts. Our Security Director manages a team of cybersecurity professionals with relevant experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance.
In addition, the Company’s IT Steering Committee (ITSC) considers, among other IT matters, risks relating to cybersecurity and applicable mitigation plans to address such risks. The ITSC is comprised of certain members of the Company’s senior management. The IT Senior Director and Security Director attend each ITSC meeting. The ITSC generally meets quarterly during the year with the IT Senior Director and Security Director to review risk mitigation activities as well as updated status of global security operations and metrics, including the prevention, detection, mitigation and remediation of cyber incidents. The IT Senior Director, Security Director and ITSC monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in the cybersecurity risk management and strategy processes, including the operation of the Company’s incident response plan. The Company has an established process led by our Security Director governing our assessment, response and notifications internally and externally upon the occurrence of a cybersecurity incident.
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
ITEM 2.    PROPERTIES
Our significant facilities at December 31, 2025 include the following:

Location	Owned or Leased	Lease Expiration	Approximate Size (sq. ft.)	Primary Activity
Burbach, Germany	Owned		586,800	Optical fiber, components, final assembly, complete device manufacturing, R&D, administration
Oxford, Massachusetts	Owned		550,300	Diodes, components, complete device manufacturing, R&D, administration
Minsk, Belarus	Owned		410,900	Manufacturing
Marlborough, Massachusetts	Owned		402,800	Components, manufacturing, applications, sales, R&D, administration
Davenport, Iowa	Owned		99,300	Systems integration, sales, administration
Davenport, Iowa	Leased	January 2027	9,600	Systems integration, sales, administration
Our corporate headquarters is in Marlborough, Massachusetts. As of December 31, 2025, we occupied more than 2.8 million square feet of facilities worldwide. Of this we own 2.4 million square feet and lease 0.4 million square feet of building space, of which the majority is used for manufacturing. Our major manufacturing facilities are located in the United States and Germany. We have ceased new investments in our Belarusian operations. We have and will continue to expand our manufacturing operations in Germany and the United States, in part to replace the lost capacity at our factories in Russia and Belarus due to sanctions, to meet the demand for our products and our sales and support needs. We conduct our major research and development activities in Oxford and Marlborough, Massachusetts and Burbach, Germany.
We own additional facilities and land for various purposes, such as sales and support and applications labs. We believe the existing facilities are in good operating condition and are suitable for the conduct of our operations.
ITEM 3.    LEGAL PROCEEDINGS
For a discussion of legal matters, please see Note 13 to our consolidated financial statements entitled “Commitments and Contingencies - Legal Proceedings,” which is incorporated by reference into this item.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is quoted on the Nasdaq Global Select Market under the symbol "IPGP." As of February 20, 2026, there were 42,191,353 shares of our common stock outstanding held by 29 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
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
The following graph presents the cumulative shareholder returns for our Common Stock compared with the Russell 3000 Index and the S&P Composite 1500 - Electronic Equipment, Instruments & Components Index. We include the Russell 3000 Index because we became a member of this index in 2022. We include the S&P Composite 1500 - Electronic Equipment, Instruments & Components Index due to our being an index member, industry similarities and the fact that it contains several direct competitors.
The above graph represents and compares the value, through December 31, 2025, of a hypothetical investment of $100 made at the closing price on December 31, 2020 in each of (i) our common stock, (ii) Russell 3000 Index, and (iii) the S&P Composite 1500 - Electronic Equipment, Instruments & Components Index, in each case assuming the reinvestment of dividends. The stock price performance shown in this graph is not necessarily indicative of, and not is intended to suggest, future stock price performance.

	Base Period	5-Year Cumulative Total Return
	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
IPG Photonics Corporation	$100.00	$76.92	$42.30	$48.50	$32.49	$31.99
Russell 3000 Index	$100.00	$124.00	$98.61	$122.23	$149.30	$172.69
S&P Composite 1500 - Electronic Equipment, Instruments & Components Index	$100.00	$129.18	$101.05	$121.68	$142.03	$205.05

Dividends
We do not anticipate paying cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board, taking into account any contractual and legal restrictions on our payment of dividends.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table shows repurchases of our common stock in the fiscal quarter ended December 31, 2025:

Date	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 — October 31, 2025	7,928	$79.57	7,928	$3,077
November 1, 2025 — November 30, 2025	41,504	76.95	40,141	—
December 1, 2025 — December 31, 2025	—	—	—	—
Total	49,432	$77.37	48,069	$—
(1)Total number of shares (or units) purchased includes shares repurchased as part of publicly announced plans or programs and "withhold to cover" tax liabilities upon vesting of restricted stock units and performance stock units. For the fourth quarter of 2025, a total of 1,363 shares were withheld to cover at an average price of $85.42.
(2)On February 13, 2024, we announced that our Board of Directors authorized the purchase of up to $300 million of IPG common stock (the "February 2024 authorization"), exclusive of any fees, commissions or other expenses. Share repurchases under this purchase authorization were made periodically in open-market transactions using our working capital. The February 2024 authorization was completed in 2025.
On February 12, 2026, we announced that our Board of Directors authorized the purchase of up to $100 million of IPG common stock (the "February 2026 authorization"), exclusive of any fees, commissions, and other expenses. Share repurchases under the February 2026 authorization may be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. The share purchase program authorizations do not obligate us to repurchase any dollar amount or number of our shares, and repurchases could be commenced or suspended from time to time without prior notice.
We repurchased 48,069 shares in the fourth quarter of 2025 under the February 2024 authorization.
ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed under Item 1A, "Risk Factors." The following analysis generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 20, 2025.
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
Cost of sales. Our cost of sales consists primarily of the cost of raw materials and components, direct labor expenses and manufacturing overhead. We are vertically integrated and currently manufacture all critical components for our products and assemble finished products. We believe our vertical integration allows us to increase efficiencies, leverage our scale and lower our cost of sales. Cost of sales also includes personnel costs and overhead related to our manufacturing, engineering and service operations, related occupancy and equipment costs, shipping costs and reserves for inventory obsolescence and for warranty obligations. Inventories are written off and charged to cost of sales when identified as excess or obsolete.
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
Research and development. Our research and development expense consists primarily of compensation, development expenses related to the design of our products and certain components, the cost of materials and components to build prototype devices for testing, facilities costs and depreciation of equipment and facilities used for research and development purposes. Costs related to product development are recorded as research and development expenses in the period in which they are incurred.
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

Recently announced U.S. Government Tariffs. We continue to closely monitor changes in international trade relations and economic and monetary policies, including recently announced tariffs on imports into the U.S. from China, Germany and other countries, as well as retaliatory tariffs in affected countries, which could adversely impact the global economy and our operating results. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. This decision introduces uncertainty regarding potential refund processes and future trade policy actions. We continue to monitor developments around the Supreme Court’s decision and evaluate its potential impact on our future financial results and business. The Supreme Court's ruling has no direct impact on the tariffs in place under Section 232, including tariffs on steel and aluminum. The impact to gross margin related to higher tariffs for the year ended December 31, 2025 was approximately 120 basis points, respectively, as compared to the year ended December 31, 2024.

Sale of our Russian Operations. On August 29, 2024, we completed the sale of our Russian subsidiary, Scientific and Technical Association “IRE-Polus”, pursuant to a share purchase agreement with a purchaser entity associated with Softline Projects LLC and existing management of IRE-Polus for $51.1 million. We recorded a loss on divestiture of $197.7 million for the quarter ended September 30, 2024, which was included in Net loss from divestiture and sale of assets in our Consolidated Statements of Operations. The loss included $59.3 million related to the carrying value of net assets of our Russian subsidiary that was in excess of net proceeds received on the sale. Included in the net assets sold was cash and cash equivalents of $74.0 million. Also included in the loss was $135.3 million related to the cumulative translation adjustment component of other comprehensive loss that was previously included in stockholders' equity of our Consolidated Balance Sheets. As a result of the Russia-Ukraine conflict and related sanctions, our ability to ship and receive components from our Russian operations was significantly curtailed. In response, we expanded our manufacturing capacity in Germany, the United States and Italy, and added new manufacturing capacity in Poland which effectively offset our inability to utilize the Russian operations.
Belarusian Operations. We manufacture laser cabinets and other mechanical components in Belarus. In response to the Russia-Ukraine conflict, the EU issued additional sanctions impacting commerce with Belarus on June 29, 2024, which restricted the supply of laser cabinets and other mechanical components from our factory in Belarus to our Germany operations after October 2, 2024. As a result of the sanctions and their impact on our Belarus operations, we completed an impairment analysis of our Belarus assets during the third quarter of 2024 and recorded $26.6 million of impairment of long-lived assets in our Consolidated Statements of Operations. At December 31, 2025, the remaining value of the long-lived assets in Belarus was $4.4 million, net working capital deficit excluding cash was $0.8 million and cash on hand was $1.5 million. The net asset value of our Belarus subsidiary has been reduced by $17.4 million due to the cumulative translation effect of the Belarusian ruble compared to the U.S. dollar, which is included in the accumulated other comprehensive loss component of stockholders' equity. We may incur additional asset impairment charges related to the Belarus operations and the other comprehensive loss that is currently in the equity section of our Consolidated Balance Sheets could be charged to our Consolidated Statements of Operations.
We continue to review our operations in Belarus including potential strategic alternatives. We have qualified third party vendors to supply components previously supplied from Belarus and have begun purchasing from them. Our Board of Directors monitors and continues to assess risks associated with our Belarusian operations.
Net sales.  Net sales increased by 3% in 2025, decreased by 24% in 2024, and decreased by 10% in 2023. Our growth rates are subject to several factors, many of which are not under our control.
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive including electric vehicles ("EV"), other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Approximately 86% of our revenues in 2025 were from customers using our products for materials processing. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.
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
•Tariffs and counter-tariffs added, increased, reduced or eliminated in any period;
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
We invested $78.8 million, $98.5 million and $110.5 million in capital expenditures in 2025, 2024 and 2023, respectively. Most of this investment relates to the expansion of our manufacturing capacity and, to a lesser extent, research and development and sales-related facilities. We received $0.9 million, $28.6 million and $31.2 million in proceeds from the sale of property, plant and equipment in 2025, 2024 and 2023, respectively.

A high proportion of our costs is fixed, so costs are generally difficult to adjust or may take time to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. If we expand capacity faster than is required by sales growth, gross margins could be negatively affected. Gross margins generally decline if production volumes are lower as a result of a decrease in sales or a reduction in inventory because the absorption of fixed manufacturing costs would be reduced. Gross margins generally improve when the opposite occurs. If both sales and inventory decrease in the same period, the decline in gross margin may be greater if we cannot reduce fixed costs or choose not to reduce fixed costs to match the decrease in the level of production. If we experience a decline in sales that reduces absorption of our fixed costs, or if we have production issues, our gross margins will be negatively affected.
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory and other inventory related charges totaling $30.1 million, $82.5 million and $45.5 million in 2025, 2024 and 2023, respectively. Inventory provisions of $29.5 million in 2024 were attributed to items previously considered safety stock and items that became technologically obsolete.
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
As noted above, during the year ended December 31, 2024, we completed an impairment analysis of the assets located in Belarus as a result of new EU sanctions that limited our ability to supply laser cabinets and other mechanical components from that facility. Based on this analysis, we recorded a $26.6 million impairment of long-lived assets included in Impairment of long-lived assets in our Consolidated Statements of Operations. At December 31, 2025, the remaining carrying value of the long-lived assets in Belarus is $4.4 million.
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
Foreign exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S. and Germany) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the euro, the Chinese yuan, and the Japanese yen have had and could have an additional significant impact on our sales, costs and earnings. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.

Income taxes. On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. The impact of the Pillar Two Framework on our income tax provision in 2024 and 2025 was not material.

On January 5, 2026, the OECD released a comprehensive package introducing a “side-by-side arrangement” in relation to Pillar Two. Importantly, once implemented, this guidance is intended to prevent other jurisdictions from imposing tax on the U.S. profits of American companies. We will continue to monitor U.S. and international legislative developments, including additional guidance related to the Side-by-Side package, in order to evaluate any potential impact on our operations

On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future. The legislation does not have a material impact on our financial statements.
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from year to year. Net sales derived from our five largest customers as a percentage of our annual net sales were 16%, 13% and 13% in 2025, 2024 and 2023, respectively. One of our customers accounted for 11% and 12% of our net accounts receivable as of December 31, 2025 and 2024, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our products. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
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
Judgments and Uncertainties: Estimating demand and net realizable value is inherently difficult, particularly given that we make highly specialized components and products. We determine the valuation of excess and obsolete inventory by making our best estimate considering the current quantities of inventory on hand and our forecast of the need for this inventory to support future sales of our products. We often have limited information on which to base our forecasts. If future sales differ from these forecasts, the valuation of excess and obsolete inventory may change and additional inventory provisions may be required.
Sensitivity of Estimate to Change: Because of our vertical integration, a significant or sudden decrease in sales could result in a significant change in the estimates of excess or obsolete inventory valuation. Because our calculation of slow-moving, excess or obsolete inventory is based on historical and estimated future use of inventory items, the calculation is affected by sales trends. In 2025, we recorded an inventory provision of $30.1 million to reflect changes in our estimates of future usage and recoverability of inventory items. In 2024, we recorded inventory provision of $29.5 million for items previously considered safety stock and items that became technologically obsolete. In 2023, as sales decreased from prior year, the inventory provision related to slow-moving, excess or obsolete inventory increased.
Long-lived Asset Impairment. Long-lived assets including definite-lived intangible assets are depreciated or amortized on a straight-line basis over the estimated useful life. We review these assets for impairment when conditions exist that indicate the carrying amount of the assets may not be recoverable. Such conditions could include significant adverse changes in the business climate, current-period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of long-lived assets held for use, we group assets at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on estimated fair value based on a probability-weighted average of valuations using the discounted cash flow method under the income approach. We recorded long-lived asset impairment charges of $27.0 million, and $1.2 million in 2024 and 2023, respectively. Impairment charges in 2024 primarily related to the impairment of our Belarus long-lived assets as a result of new sanctions that impacted our business there. The 2023 impairment related to the right‑of‑use asset for a leased building associated with our Submarine Network Division that was previously divested. There was no impairment during the year ended December 31, 2025.
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
In addition, we review the deferred tax assets in each jurisdiction and the positive and negative evidence that would support a conclusion that a valuation allowance is or is not needed. Where it is more likely than not that some portion of the deferred tax assets will not be realized, we record a valuation allowance against the deferred tax assets. The decision to establish a valuation allowance or reverse it is based on management’s judgment, which considers the weight of available evidence, including forecasts of future taxable income and the future reversal of existing taxable temporary differences.
Sensitivity of Estimate to Change: We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves recorded are based on a determination of tax benefits claimed in our tax filings and whether these positions are more likely than not to be realized following the resolution of any potential tax audits related to the tax benefit, assuming that the matter in question will be reviewed by the tax authorities. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2025, we had $15.1 million of unrecognized tax benefits, excluding interest and penalties, recorded in other long-term liabilities and deferred income taxes on our Consolidated Balance Sheets. This tax liability increased by $0.2 million for tax positions taken in the current year and $1.4 million for changes in prior period positions.

Results of Operations
The following table sets forth selected statement of operations data for the periods indicated in dollar amounts and expressed as a percentage of net sales:

	Year Ended December 31,
	2025		2024		2023
	(In thousands, except percentages and per share data)
Net sales	$1,003,777	100.0%	$977,134	100.0%	$1,287,439	100.0%
Cost of sales	622,314	62.0	638,979	65.4	745,741	57.9
Gross profit	381,463	38.0	338,155	34.6	541,698	42.1
Operating expenses:
Sales and marketing	97,862	9.7	89,582	9.2	85,679	6.7
Research and development	117,402	11.7	109,783	11.2	98,704	7.7
General and administrative	143,140	14.3	124,313	12.7	125,749	9.7
Net loss from divestitures and sale of assets	—	—	190,201	19.5	—	—
Impairment of long-lived assets	—	—	27,006	2.7	1,237	0.1
Restructuring charges (recoveries), net	601	0.1	—	—	(288)	—
Loss (gain) on foreign exchange	9,354	0.9	5,524	0.6	(1,356)	(0.1)
Total operating expenses	368,359	36.7	546,409	55.9	309,725	24.1
Operating income (loss)	13,104	1.3	(208,254)	(21.3)	231,973	18.0
Interest income, net	29,857	3.0	45,467	4.7	41,735	3.2
Other income, net	2,135	0.2	899	0.1	1,167	0.1
Income (loss) before provision for income taxes	45,096	4.5	(161,888)	(16.5)	274,875	21.3
Provision for income taxes	14,000	1.4	19,638	2.0	55,997	4.3
Net income (loss)	31,096	3.1%	$(181,526)	(18.5)%	$218,878	17.0%
Net income (loss) per common share:
Basic	$0.73		$(4.09)		$4.64
Diluted	$0.73		$(4.09)		$4.63
Weighted average common shares outstanding:
Basic	42,345		44,336		47,154
Diluted	42,650		44,336		47,320

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024
Net sales. Net sales increased by $26.7 million, or 2.7%, to $1,003.8 million in 2025 from $977.1 million in 2024. The table below sets forth sales by application:

	Year Ended December 31,
	2025		2024		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Materials Processing	$860,191	85.7%	$857,336	87.7%	$2,855	0.3%
Other Applications	143,586	14.3%	119,798	12.3%	23,788	19.9%
Total	$1,003,777	100.0%	$977,134	100.0%	$26,643	2.7%
The table below sets forth sales by type of product and other revenue:

	Year Ended December 31,
	2025		2024		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
High Power Continuous Wave ("CW") Lasers	$308,825	30.8%	$332,743	34.1%	$(23,918)	(7.2)%
Medium Power CW Lasers	88,178	8.8%	63,685	6.5%	24,493	38.5%
Pulsed Lasers	143,251	14.3%	146,759	15.0%	(3,508)	(2.4)%
Quasi-Continuous Wave ("QCW") Lasers	51,772	5.2%	48,016	4.9%	3,756	7.8%
Laser and Non-Laser Systems	147,243	14.6%	139,145	14.3%	8,098	5.8%
Other Revenue including Other Lasers, Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue	264,508	26.3%	246,786	25.2%	17,722	7.2%
Total	$1,003,777	100.0%	$977,134	100.0%	$26,643	2.7%
Our net sales were derived from customers in the following geographic regions:

	Year Ended December 31,
	2025		2024		Change
	(In thousands, except for percentages)
Sales by Geography		% of Total		% of Total
North America (1)	$267,183	26.6%	$258,888	26.5%	$8,295	3.2%
Europe:
Germany	105,160	10.5%	87,800	9.0%	17,360	19.8%
Other Europe	138,543	13.8%	197,152	20.1%	(58,609)	(29.7)%
Total Europe (2)	243,703	24.3%	284,952	29.1%	(41,249)	(14.5)%
Asia:
China	291,905	29.1%	244,996	25.1%	46,909	19.1%
Japan	66,369	6.6%	62,352	6.4%	4,017	6.4%
Other Asia	121,805	12.1%	113,232	11.6%	8,573	7.6%
Total Asia	480,079	47.8%	420,580	43.1%	59,499	14.1%
Rest of World	12,812	1.3%	12,714	1.3%	98	0.8%
Total	$1,003,777	100.0%	$977,134	100.0%	$26,643	2.7%
(1)The substantial majority of sales in North America are to customers in the United States.
(2)Revenue in Europe declined year over year primarily due to lower sales in cutting and welding applications and the impact of the divestiture of our Russian operations, partially offset by increased sales in cleaning applications, driven largely by the cleanLASER acquisition, as well as increased sales in additive manufacturing.

Materials processing sales accounted for 85.7% of total revenue and increased 0.3% year over year, as a result of increased sales in cleaning, mainly due to the cleanLASER acquisition, additive manufacturing, micromachining, drilling, and annealing, partially offset by decreased sales in cutting, service and parts, and other material processing applications. Other applications sales increased 19.9% year over year driven by higher revenue in advanced applications and medical procedures.
Cost of sales and gross margin. Cost of sales decreased by $16.7 million, or 2.6%, to $622.3 million in 2025 from $639.0 million in 2024. Our gross margin increased to 38.0% in 2025 from 34.6% in 2024. The prior year costs of sales included additional inventory provisions of $29.5 million attributed to items previously considered safety stock and items that became technologically obsolete. Additionally, the increase in gross margin was due to a decrease in unabsorbed manufacturing costs of $20.9 million, partially offset by an increase in cost of products sold of $4.3 million, primarily as a result of higher product costs due to product and geographic mix, and import duties driven by tariffs, partially offset by lower inventory provisions. Expenses related to provisions for excess or obsolete inventory and other valuation adjustments decreased by $52.4 million to $30.1 million, or 3.0% of sales, for the year ended December 31, 2025, as compared to $82.5 million, or 8.4% of sales, for the year ended December 31, 2024.
Sales and marketing expense. Sales and marketing expense increased by $8.3 million, or 9.3%, to $97.9 million in 2025 from $89.6 million in 2024. This change was primarily a result of an increase of $5.8 million in personnel and related costs, reflecting higher performance-based compensation associated with improved financials results. In addition, the increase in sales and marketing expense was also due to an increase of $3.2 million in amortization expense, primarily related to cleanLASER, and an increase of $0.5 million in trade fairs and exhibits expense, partially offset by a decrease of $1.2 million in premises expense. As a percentage of sales, sales and marketing expense was 9.7% and 9.2% of sales in 2025 and 2024, respectively.
Research and development expense. Research and development expense increased by $7.6 million, or 6.9%, to $117.4 million in 2025 from $109.8 million in 2024. This change was primarily a result of an increase of $5.5 million in personnel and related costs, reflecting higher performance-based compensation associated with improved financials results. In addition, the increase in research and development expense was also due to an increase of $3.3 million in consultant fees, and an increase of $1.4 million in materials expense, partially offset by a decrease of $0.9 million in premises expense, a decrease of $0.7 million in lease expense, a decrease of $0.6 million in other R&D expenses, and an increase of $0.4 million in grant income. As a percentage of sales, research and development expense increased to 11.7% in 2025 from 11.2% in 2024. We expect to continue investing in research and development efforts to support new product initiatives and enhancements to existing products, including those targeted for medical, micromachining, and advanced applications.
General and administrative expense. General and administrative expense increased by $18.8 million, or 15.1%, to $143.1 million in 2025 from $124.3 million in 2024. This change was primarily a result of an increase of $14.5 million in personnel and related costs, reflecting higher performance-based compensation associated with improved financial results and increased compensation expense from the addition of new leadership positions. In addition, the increase in general and administrative expense was also due to an increase of $6.9 million in acquisition and integration charges, an increase of $1.2 million in information systems expense, an increase of $0.6 million in accounting expense, and an increase of $0.5 million in travel expense, partially offset by a decrease of $1.4 million in other G&A expense, a decrease of $1.2 million in bad debt expense, a decrease of $1.0 million in premises expense, a decrease of $0.6 million in insurance expense, a decrease of $0.6 million in legal expense, and a decrease of $0.6 million in consultant fees. As a percentage of sales, general and administrative expense increased to 14.3% in 2025 from 12.7% in 2024.
Effect of exchange rates on sales, gross margin and operating expenses. We estimate that if exchange rates had been the same as one year ago, sales in 2025 would have been $8.1 million lower, gross margin would have been $1.5 million lower and sales and marketing, research and development and general and administrative expenses would have been $2.7 million lower. These estimates assume constant exchange rates between fiscal year 2025 and fiscal year 2024 and are calculated using the average exchange rates for the twelve-month period ended December 31, 2024 for the respective currencies, which were US$1=euro 0.92, US$1=Japanese yen 151, and US$1=Chinese yuan 7.19.
Net loss from divestiture and sale of assets. We incurred a net loss of $190.2 million in 2024 as compared to no loss or gain in 2025. The loss primarily related to a loss of $197.7 million upon the divestiture of our Russian operations, partially offset by a gain on sale of assets of $7.5 million related to the sales of a building and land in the U.S. and a building in the U.K.
Impairment of long-lived assets. During the during the year ended December 31, 2024, we completed an impairment analysis of the assets located in Belarus as a result of new EU sanctions that limited our ability to supply laser cabinets and other mechanical components from that facility. Based on this analysis, we recorded $26.6 million of impairment of long-lived assets. There was no impairment during the year ended December 31, 2025.

Restructuring charges (recoveries), net. We incurred $0.6 million in restructuring charges during the year ended December 31, 2025, related to an assessment and further oversight of our Belarusian operations. There were no restructuring charges during the year ended December 31, 2024.
Loss (gain) on foreign exchange. We incurred a foreign exchange loss of $9.4 million in 2025 as compared to a loss of $5.5 million in 2024. The loss in 2025 was primarily driven by unfavorable foreign currency movements relative to the U.S. dollar, including appreciation of the euro, depreciation of the Chinese yuan at certain points during the year and depreciation of the Indian rupee. These movements impacted the remeasurement and settlement of foreign currency-denominated monetary assets and liabilities.
Interest income, net. Interest income, net was $29.9 million in 2025 compared to $45.5 million in 2024. The change in interest income, net was primarily due to a reduction in average cash and investment balances, lower weighted average interest rates across our investment portfolio and geographic mix in the current period as compared to the prior year.
Provision for income taxes. Provision for income taxes was $14.0 million in 2025 compared to $19.6 million in 2024, representing an effective tax rate of 31.0% in 2025 and (12.1)% in 2024. The decrease in tax expense was due primarily to a reduction in taxable income. In 2025, discrete items resulted in a $6.0 million increase in tax primarily due to equity-based compensation deductions reflected in book income in excess of deductions allowed for tax purposes. In 2024 we had tax expense on a loss before income due to the effect of discrete items. Total discrete adjustments in 2024 increased tax expense by $46.0 million. Discrete items include an increase in tax expense of $43.2 million related to the loss on divestiture of Russian operations that had no tax benefit. Other discrete items for 2024 included a $3.2 million benefit related to a decrease in uncertain tax positions and the results of tax audits. This benefit was offset by an increase in tax expense of $5.4 million for equity-based compensation deductions reflected in book income in excess of the deductions allowed for tax purposes.
Net income (loss). Net income (loss) increased by $212.6 million to a net income of $31.1 million in 2025 from a net loss of $181.5 million in 2024. Net income (loss) as a percentage of our net sales increased by 21.6% to 3.1% in 2025 from (18.5)% in 2024 due to the factors described above.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents, short and long-term investments, our cash flows from operations and our existing lines of credit provide us with the financial flexibility to meet our liquidity and capital needs. We expect to continue making investments in capital expenditures, evaluate acquisition opportunities, repurchase shares of our stock in accordance with our repurchase program, carry out research and development and invest in resources to strengthen our organization. The extent and timing of such expenditures may vary from period to period. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our growth, the timing and extent of spending to support development efforts, expansion of global sales and marketing activities, government regulation including trade sanctions and tariffs, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the near term, we will incur capital expenditures related to the expansion of capacity outside of Russia and Belarus.
As of December 31, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
The following table presents our principal sources of liquidity:

	As of December 31,
	2025	2024
	(In thousands)
Cash and cash equivalents	$403,790	$620,040
Short-term investments	435,538	310,152
Unused credit lines and overdraft facilities	224,432	78,115
Working capital (defined as current assets, excluding cash and cash equivalents and short-term investments, minus current liabilities)	350,075	295,784
Included in cash and cash equivalents is $1.5 million of cash located in Belarus, as of December 31, 2025.
Short-term investments at December 31, 2025 consist of liquid investments including commercial paper, corporate bonds, U.S. Treasury and agency obligations, and term deposits with original maturities of greater than three months but less than one year. See Note 3, "Fair Value Measurements" in the notes to the consolidated financial statements for further information about our short-term investments.
The following table details our line-of-credit facilities as of December 31, 2025:

Description	Total Facility/ Note	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$200.0 million	SOFR plus 1.25% to 1.45%, depending on our performance	June 2030	Unsecured
Other Lines of Credit (2)	$21.7 million	Various	Various	Unsecured
Euro Credit Facilities (Germany) (3)	Euro 5.9 million ($6.9 million)	Various	Various	Unsecured, guaranteed by parent company
Euro Facility (4)	Euro 1.5 million ($1.8 million)	3M EURIBOR plus 1.25% (5)	N/A (5)	Common pool of assets of Italian subsidiary
(1) At December 31, 2025, there were no drawings and no guarantees issued.
(2) Other lines of credit available to certain foreign subsidiaries in U.S. dollars and their respective local currencies. At December 31, 2025, there was $1.1 million drawn on these lines; and there were $1.8 million of guarantees issued against the lines which reduces total availability.
(3) The facilities are available to certain foreign subsidiaries in their respective local currencies. At December 31, 2025, there were no amounts drawn on this line; however, there were $3.1 million of guarantees issued against the lines which reduces total availability.
(4) At December 31, 2025, there were no drawings and no guarantees issued.
(5) The facility does not have a stated maturity date. The interest rate in effect as of December 31, 2025 is fixed through September 2026. After that date, the interest rate may be renegotiated and availability may be terminated in accordance with the terms of the facility.
At December 31, 2025, our committed credit line is with Bank of America N.A. in the amount of $200 million. Under the credit agreement, we are required to meet certain financial covenants, which are tested quarterly and include an interest coverage ratio and a net leverage ratio. The interest coverage covenant requires we maintain a trailing twelve-month ratio of consolidated EBITDA to consolidated interest expense on all obligations that is at least 3.0 times. The net leverage covenant requires we maintain a trailing twelve-month ratio, which is the sum of all indebtedness for borrowed money on a consolidated basis, less cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50 million up to a maximum of $500 million, to consolidated EBITDA that is less than 3.0 times. We were in compliance with the financial covenants as of December 31, 2025.
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

The following table summarizes our material cash commitments at December 31, 2025 and the effect such commitments are expected to have on our liquidity and cash flows in future periods. We intend to use our existing cash, cash equivalents and investments as well as cash generated from operations as sources of funds for these material commitments.

	Payments Due in
	Total	Less Than 1 Year
	(In thousands)
Operating lease obligations	$18,994	$5,692
Purchase obligations	65,245	64,026
Total (1)	$84,239	$69,718
(1)Excludes obligations related to ASC 740, reserves for uncertain tax positions, because we are unable to provide a reasonable estimate of the timing of future payments relating to the remainder of these obligations. See Note 16, "Income Taxes" to the consolidated financial statements.
The following table presents cash flow activities:

	As of December 31,
	2025	2024
	(In thousands)
Cash provided by operating activities	$75,344	$247,896
Cash (used in) provided by investing activities	(265,230)	208,732
Cash used in financing activities	(54,192)	(339,621)
Operating activities. Net cash provided by operating activities decreased by $172.6 million to $75.3 million in 2025 from $247.9 million in 2024 primarily due to a decrease in net income after adding back non-cash expenses and an increase in cash used by working capital. Our largest working capital items are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other current liabilities are not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items. The decrease in cash flow from operating activities in 2025 primarily resulted from:
•an increase in cash used by inventory as we manufactured more in 2025 compared to 2024 when we reduced our investments in inventory;
•an increase in cash used by accounts receivable due to higher sales at the end of 2025 not yet collected as compared to 2024;
•an increase in cash used by income and other taxes payable due to the timing of estimated tax payments made; and
•an increase in cash used by prepaid expenses and other assets due to timing of bank acceptance drafts and interest received.
The decrease in cash provided by operating activities were partially offset by:

•an increase in cash provided by accrued expenses and other current liabilities due to timing of payments for accrued personnel costs, increase in cash provided by customer deposits, and an increase in billings in excess of cost and estimated earnings on customized systems under contract, partially offset by an increase in lease payments and other activities; and
•an increase in cash provided by accounts payable due to timing of payments.

Investing activities. Net cash used in investing activities was $265.2 million in 2025 as compared to cash provided by investing activities of $208.7 million in 2024. The cash used in investing activities in 2025 primarily related to $187.9 million of net purchases of investments and $78.8 million of cash used for property, plant and equipment, partially offset by $0.9 million of proceeds from the sale of property, plant and equipment, and a $0.5 million inflow from the final net working capital settlement in connection with the cleanLASER acquisition. The cash provided by investing activities in 2024 primarily related to $370.3 million of net proceeds from the net maturities of short-term investments and $28.6 million of proceeds from the sale of property, plant and equipment, partially offset by $98.5 million of cash used for property, plant and equipment, $66.7 million of cash used for the acquisition of cleanLASER and $25.3 million of net cash outflow from the divestiture of our Russian operation. The cash proceeds from the sale of our Russian operation were lower than the cash and cash equivalents on hand, resulting in a cash outflow from divestiture.

Financing activities. Net cash used in financing activities was $54.2 million and $339.6 million in 2025 and 2024, respectively. The cash used in financing activities in 2025 was primarily related to the purchase of $53.1 million of treasury stock and the net cash outflow from amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units of $1.1 million. The cash used in financing activities in 2024 was primarily related to the purchase of $343.8 million of treasury stock, partially offset by net proceeds of $4.2 million from the exercise of stock options net of amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units and shares issued under our employee stock purchase plan.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Chinese yuan. Changes in the exchange rate of the U.S. dollar versus the functional currencies of our subsidiaries affect the translated value and relative level of sales and net income that we report from one period to the next. In addition, our subsidiaries may have assets or liabilities denominated in a currency other than their functional currency, which results in foreign exchange transaction gains and losses due to changes in the value of the functional currency versus the currency the assets and liabilities are denominated in. In 2025, we incurred a loss on foreign exchange transactions of $9.4 million as compared to a loss of $5.5 million in 2024. As our German and Italian subsidiaries have net U.S. dollar denominated assets, the appreciation of the euro relative to the U.S. dollar contributed to a significant portion of the foreign exchange loss in 2025. In addition, our Indian and Chinese subsidiaries have U.S. dollar-denominated liabilities, and the strengthening of the U.S. dollar relative to the Indian rupee and Chinese yuan at certain times during the year also contributed to the foreign exchange loss during the year, though to a lesser extent. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if we expect a currency movement to be beneficial to us in the short or medium term, we have, on occasions, chosen not to hedge or otherwise offset the underlying assets or liabilities. However, it is difficult to predict foreign currency movements accurately.
At December 31, 2025, our material foreign currency exposure consists of net U.S. dollar denominated assets at subsidiaries where the euro is the functional currency, and U.S. dollar denominated liabilities where the Chinese yuan and Indian rupee is the functional currency. The net U.S. dollar denominated assets are comprised of cash, third party receivables and inter-company receivables offset by third party and inter-company U.S. dollar denominated payables. The U.S. dollar denominated liabilities are comprised of inter-company payables.
A 5% change in the relative exchange rate of the U.S. dollar to the euro applied to the net U.S. dollar asset balances as of December 31, 2025, would result in a foreign exchange gain of $0.5 million if the U.S. dollar appreciated and a $0.5 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Chinese yuan applied to the net U.S. dollar liability balances as of December 31, 2025, would result in a foreign exchange loss of $0.7 million if the U.S. dollar appreciated and a $0.8 million foreign exchange gain if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Indian rupee applied to the net U.S. dollar liability balances as of December 31, 2025, would result in a foreign exchange loss of $0.2 million if the U.S. dollar appreciated and a $0.2 million foreign exchange gain if the U.S. dollar depreciated.
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
In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. dollar as changes in the value of their functional currency relative to the U.S. dollar affect the translated amounts of our assets and liabilities. Changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss on the Consolidated Statements of Comprehensive Income (Loss).
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of December 31, 2025. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of IPG Photonics Corporation

Control over Financial Reporting
We have audited the internal control over financial reporting of IPG Photonics Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 23, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 23, 2026

ITEM 9B.    OTHER INFORMATION
None of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," in each case as defined in Item 408 of Regulation S-K during the quarter ended December 31, 2025.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2025. Pursuant to General Instruction G(3) of Form 10-K, additional information required hereunder relating to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."
ITEM 11.    EXECUTIVE COMPENSATION
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2025.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2025, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth below.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, RSUs and PSUs (a)	Weighted-Average Exercise Price of Outstanding Options, RSUs and PSUs (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	1,824,226	$100.68	2,366,752
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	1,824,226		2,366,752
(1)As of December 31, 2025, there were 2,133,891 shares available for future issuance under the 2025 Incentive Compensation Plan and 232,861 shares available for future issuance under the employee stock purchase plan.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2025.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required hereunder is incorporated herein by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the SEC within 120 days after December 31, 2025.

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

10.1†	2025 Incentive Compensation Plan effective May 20, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 21, 2025)

10.2†
IPG Photonics Corporation Non-Employee Director Compensation Plan, as amended and restated effective September 30, 2025 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2025)

10.3†
IPG Photonics Corporation 2008 Employee Stock Purchase Plan, as amended and restated effective December 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 3, 2019)

10.4†
IPG Photonics Corporation Senior Executive Annual Incentive Plan, as amended and restated September 30, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 3, 2025)

10.5
Form of Indemnification Agreement between the Registrant and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.6†
Confidentiality, Non-Competition and Confirmatory Assignment Agreement dated May 4, 2021 between the Registrant and Dr. Eugene Scherbakov (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 4, 2021)

10.7†
Advisor Agreement dated April 25, 2024 between the Registrant and Dr. Eugene Scherbakov (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on April 30, 2024)

10.8†
Employment Agreement dated April 25, 2024 between the Registrant and Dr. Mark Gitin (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 30, 2024)

10.9†
Amendment to Employment Agreement between the Registrant and Dr. Mark Gitin, dated September 30, 2025 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on October 3, 2025)

10.10†
Form of Confidentiality, Non-Competition and Confirmatory Assignment Agreement between the Registrant and each of the named executive officers and certain other executive officers, (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on October 15, 2013)

10.11†
Form of Letter amending Confidentiality, Non-Competition and Confirmatory Assignment Agreements between the Registrant and each of the named executive officers and certain other executive officers (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K/A filed with the Commission on February 22, 2017)

10.12†
IPG Photonics Corporation Executive Severance Plan, amended and restated on September 30, 2025 (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on October 3, 2025)

10.13†
Form of Severance Plan Participation Agreements dated September 30, 2025 between the Registrant and each of Angelo Lopresti, Timothy Mammen, Trevor Ness and Dr. Igor Samartsev (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Commission on October 3, 2025)

10.14†
Services Agreement dated August 15, 2024 between the Registrant and Dr. Alexander Ovtchinnikov (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 16, 2024)

10.15†
Amendment to Services Agreement dated April 8, 2025 between the Registrant and Dr. Alexander Ovtchinnikov (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on April 11, 2025)

10.16†
Managing Director's Service Contract dated July 1, 2025 between IPG Photonics GmbH & Co. KG and Dr. Paulus Bucher (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 8, 2025)

10.17
Credit Agreement dated as of June 24, 2025 among the Registrant and certain subsidiaries, and Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and L/C Issuer, the other L/C Issuers, and the other Lenders from time to time a party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 30, 2025)

10.18
The Registration Rights Agreement by and between IQ EQ Trust Company, U.S., LLC, as trustee of each of The Valentin Gapontsev Trust I, and The Valentin Gapontsev Trust III and the Registrant dated February 20, 2025 (incorporated by reference to Exhibit 10.1 to the Form S-3 Registration Statement filed with the Commission on February 20, 2025)

19	Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350

97	IPG Photonics Corporation Incentive Based Compensation Recoupment Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2026.

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

Signature	Title	Date

/s/ Mark M. Gitin Mark M. Gitin	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2026

/s/ Timothy P.V. Mammen Timothy P.V. Mammen	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 23, 2026

/s/ Mary E. Buttarazzi Mary E. Buttarazzi	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2026

/s/ Gregory Beecher Gregory Beecher	Director	February 23, 2026

/s/ Jeanmarie Desmond Jeanmarie Desmond	Director	February 23, 2026

/s/ Gregory Dougherty Gregory Dougherty	Director	February 23, 2026

/s/ Kolleen Kennedy Kolleen Kennedy	Director	February 23, 2026

/s/ Eric Meurice Eric Meurice	Director	February 23, 2026

/s/ Natalia Pavlova Natalia Pavlova	Director	February 23, 2026

/s/ John Peeler John Peeler	Non-Executive Chair of the Board and Director	February 23, 2026

/s/ Eugene Scherbakov Eugene Scherbakov	Director	February 23, 2026

/s/ Agnes Tang Agnes Tang	Director	February 23, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of IPG Photonics Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of IPG Photonics Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company evaluates inventory each reporting period for excess quantities and obsolescence, recording inventory provisions when necessary based upon historic usage, estimated future usage and age. Once recorded, these inventory provisions are considered permanent adjustments to the carrying value of inventory. The Company recorded inventory provisions of $30.1 million for the year ended December 31, 2025.
We identified the provision for excess quantities and obsolete inventory as a critical audit matter because of the significant estimates and assumptions management makes to quantify the inventory provisions to be recorded, including the determination of expected demand, especially when considering the vertically integrated nature of the Company's operations, as well as parts subject to technological obsolescence. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the policy and the reasonableness of assumptions including expected demand.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s judgments underlying the calculation of excess or obsolete inventory provisions, included the following, among others:
•We tested the effectiveness of controls over inventory, including those over the estimation of inventory provisions for excess quantities and obsolescence.
•We evaluated the reasonableness of the Company's excess and obsolete inventory provisions policy, considering historical experience and the underlying assumptions.
•We tested the calculation of the excess and obsolete inventory provisions pursuant to the Company’s policy, including the completeness and accuracy of the data used in the calculation.
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
February 23, 2026
We have served as the Company's auditor since 1999.

IPG PHOTONICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$403,790	$620,040
Short-term investments	435,538	310,152
Accounts receivable, net	181,734	171,131
Inventories	313,416	284,780
Prepaid income taxes	43,196	17,592
Prepaid expenses and other current assets	45,766	27,300
Total current assets	1,423,440	1,430,995
Long-term investments	76,533	—
Deferred income taxes, net	123,889	115,031
Goodwill	71,735	67,241
Intangible assets, net	49,933	55,376
Property, plant and equipment, net	637,516	588,375
Other assets	41,234	32,246
Total assets	$2,424,280	$2,289,264
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$39,288	$35,385
Accrued expenses and other current liabilities	184,849	152,048
Income taxes payable	9,900	17,586
Total current liabilities	234,037	205,019
Other long-term liabilities and deferred income taxes	62,113	59,774
Total liabilities	296,150	264,793
Commitments and contingencies (Note 13)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 56,964,939 and 42,127,067 shares issued and outstanding, respectively, at December 31, 2025; 56,632,974 and 42,548,561 shares issued and outstanding, respectively, at December 31, 2024.	6	6
Treasury stock, at cost, 14,837,872 and 14,084,413 shares held at December 31, 2025 and December 31, 2024, respectively.	(1,555,629)	(1,505,321)
Additional paid-in capital	1,077,172	1,035,285
Retained earnings	2,644,964	2,613,868
Accumulated other comprehensive loss	(38,383)	(119,367)
Total stockholders' equity	2,128,130	2,024,471
Total liabilities and stockholders' equity	$2,424,280	$2,289,264
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Net sales	$1,003,777	$977,134	$1,287,439
Cost of sales	622,314	638,979	745,741
Gross profit	381,463	338,155	541,698
Operating expenses:
Sales and marketing	97,862	89,582	85,679
Research and development	117,402	109,783	98,704
General and administrative	143,140	124,313	125,749
Net loss from divestitures and sale of assets	—	190,201	—
Impairment of long-lived assets	—	27,006	1,237
Restructuring charges (recoveries), net	601	—	(288)
Loss (gain) on foreign exchange	9,354	5,524	(1,356)
Total operating expenses	368,359	546,409	309,725
Operating income (loss)	13,104	(208,254)	231,973
Other income, net:
Interest income, net	29,857	45,467	41,735
Other income, net	2,135	899	1,167
Total other income	31,992	46,366	42,902
Income (loss) before provision for income taxes	45,096	(161,888)	274,875
Provision for income taxes	14,000	19,638	55,997
Net income (loss)	31,096	(181,526)	218,878
Net income (loss) per common share:
Basic	$0.73	$(4.09)	$4.64
Diluted	$0.73	$(4.09)	$4.63
Weighted average shares outstanding:
Basic	42,345	44,336	47,154
Diluted	42,650	44,336	47,320
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net income (loss)	$31,096	$(181,526)	$218,878
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	80,984	93,163	(7,854)
Unrealized loss on derivatives	—	—	(152)
Total other comprehensive income (loss)	80,984	93,163	(8,006)
Comprehensive income (loss)	$112,080	$(88,363)	$210,872
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended December 31,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2023	48,138,257	$6	(7,879,415)	$(938,009)	$951,371	$2,576,516	$(204,524)	$2,385,360
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	241,782	—	—	—	(1,891)	—	—	(1,891)
Common stock issued under employee stock purchase plan	57,984	—	—	—	5,038	—	—	5,038
Purchased common stock	(2,117,352)	—	(2,117,352)	(223,496)	—	—	—	(223,496)
Stock-based compensation	—	—	—	—	39,502	—	—	39,502
Net income	—	—	—	—	—	218,878	—	218,878
Foreign currency translation adjustments and other	—	—	—	—	—	—	(7,854)	(7,854)
Unrealized loss on derivatives, net of tax	—	—	—	—	—	—	(152)	(152)
Balance, December 31, 2023	46,320,671	$6	(9,996,767)	$(1,161,505)	$994,020	$2,795,394	$(212,530)	$2,415,385
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	241,475	—	—	—	(728)	—	—	(728)
Common stock issued under employee stock purchase plan	74,061	—	—	—	4,923	—	—	4,923
Purchased common stock	(4,087,646)	—	(4,087,646)	(343,816)	—	—	—	(343,816)
Stock-based compensation	—	—	—	—	37,070	—	—	37,070
Net loss	—	—	—	—	—	(181,526)	—	(181,526)
Foreign currency translation adjustments and other	—	—	—	—	—	—	93,163	93,163
Balance, December 31, 2024	42,548,561	$6	(14,084,413)	$(1,505,321)	$1,035,285	$2,613,868	$(119,367)	$2,024,471
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	245,713	—	—	—	(6,184)	—	—	(6,184)
Common stock issued under employee stock purchase plan	86,252	—	—	—	5,124	—	—	5,124
Purchased common stock	(753,459)	—	(753,459)	(50,308)	—	—	—	(50,308)
Stock-based compensation	—	—	—	—	42,947	—	—	42,947
Net income	—	—	—	—	—	31,096	—	31,096
Foreign currency translation adjustments and other	—	—	—	—	—	—	80,984	80,984
Balance, December 31, 2025	42,127,067	$6	(14,837,872)	$(1,555,629)	$1,077,172	$2,644,964	$(38,383)	$2,128,130
See notes to consolidated financial statements.

IPG PHOTONICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$31,096	$(181,526)	$218,878
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	66,854	61,443	69,621
Deferred income taxes	(13,680)	(25,660)	(13,789)
Stock-based compensation	42,947	37,070	39,502
Impairment of long-lived assets and restructuring (recoveries), net	—	27,006	(486)
Unrealized (gain) loss on foreign currency transactions	(822)	1,161	(4,334)
Net loss from divestitures and sales of assets	—	190,201	—
Provisions for inventory, warranty and bad debt	43,314	90,377	61,058
Amortization of premium/discount on investments	(14,017)	(17,657)	(25,102)
Other	4,969	3,962	5,194
Changes in assets and liabilities that (used) provided cash, net of acquisitions:
Accounts receivable	(4,761)	46,827	(10,395)
Inventories	(52,918)	47,725	1,823
Prepaid expenses and other current assets	(11,050)	6,527	(2,025)
Accounts payable	4,334	(1,526)	(16,319)
Accrued expenses and other current liabilities	10,267	(37,355)	(44,693)
Income and other taxes payable	(31,189)	(679)	17,053
Net cash provided by operating activities	75,344	247,896	295,986
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(78,798)	(98,524)	(110,483)
Proceeds from sales of property, plant and equipment	922	28,578	31,241
Purchases of investments	(943,323)	(713,151)	(1,232,863)
Proceeds from maturities of investments	755,421	1,083,464	1,073,993
Acquisitions of businesses, net of cash acquired	505	(66,738)	—
Net cash outflow from divestiture	—	(25,324)	—
Other	43	427	558
Net cash (used in) provided by investing activities	(265,230)	208,732	(237,554)
Cash flows from financing activities:
Principal payments on long-term borrowings	—	—	(16,031)
Payments for taxes related to net share settlement of equity awards less proceeds from issuance of common stock under employee stock option and purchase plans	(1,060)	4,195	3,147
Purchase of treasury stock, at cost including excise tax	(53,132)	(343,816)	(223,496)
Net cash used in financing activities	(54,192)	(339,621)	(236,380)
Effect of changes in exchange rates on cash and cash equivalents	27,828	(11,641)	(5,587)
Net (decrease) increase in cash and cash equivalents	(216,250)	105,366	(183,535)
Cash and cash equivalents — Beginning of year	620,040	514,674	698,209
Cash and cash equivalents — End of year	$403,790	$620,040	$514,674
Supplemental disclosure of cash flow information:
Cash paid for interest	$226	$277	$1,284
Cash paid for income taxes	$57,008	$40,632	$62,916
Cash paid for excise tax on net share repurchases	$3,113	$1,893	$—
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$8,379	$6,720	$5,404
Inventory transferred to machinery and equipment	$2,691	$3,158	$2,767
Additions to property, plant and equipment included in accounts payable	$3,769	$5,971	$3,251
Leased assets obtained in exchange for new operating lease liabilities	$7,504	$6,195	$4,457
Excise tax on net share repurchases accrued in period	$289	$3,197	$1,809
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
Change in Accounting Estimates — In December 2024, we completed an assessment of the useful lives of our machinery and equipment. Based on the Company's historical usage patterns and experience with these assets, we determined that the estimated useful life for most machinery and equipment should be increased from seven to ten years for most assets based upon the Company's experience of historical usage. The change in estimate resulted in a decrease of depreciation expense reflected in the Company's Consolidated Statements of Operations. As a result of this change, Operating income and Net income increased approximately $3,700 and $2,800 for the year ended December 31, 2025, respectively, and diluted net income per common share increased approximately $0.07 for the year ended December 31, 2025. The impact was immaterial for the year ended December 31, 2024.
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
Cash and Cash Equivalents and Investments — Cash and cash equivalents consist primarily of highly liquid investments, such as money market fund deposits, commercial paper, U.S. government and government agency notes, term deposits, and corporate bonds with maturities of three months or less at the date of purchase with insignificant interest rate risk. Short-term investments consist of liquid investments including commercial paper, corporate bonds, U.S. government and government agency notes and term deposits with original maturities of greater than three months but less than one year with insignificant interest rate risk. Long-term investments consist of liquid investments including corporate bonds and U.S. government and government agency notes with original maturities of greater than one year with insignificant interest rate risk. Fixed-term securities included in cash equivalents and investments are held-to-maturity and accounted for at amortized cost.
Accounts Receivable and Allowance for Credit Losses — Accounts receivable include $32,158 and $26,361 of bank acceptance drafts at December 31, 2025 and 2024, respectively. Bank acceptance drafts are bank guarantees of payment on specified dates. The weighted average maturity of these bank acceptance drafts is approximately 106 days. The Company maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an estimate of expected credit losses over the life of outstanding receivables. The estimate involves an assessment of customer creditworthiness, historical payment experience, an assumption of future expected credit losses, and the age of outstanding receivables.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Activity related to the allowance for credit losses was as follows:

	2025	2024	2023
Balance at January 1	$2,462	$1,763	$2,639
Provision for credit losses, net of recoveries	156	1,370	36
Uncollectible accounts written off	(554)	(588)	(840)
Foreign currency translation	125	(83)	(72)
Balance at December 31	$2,189	$2,462	$1,763
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
Business Combination — The fair value of the consideration exchanged in a business combination is allocated to tangible assets and identifiable intangible assets acquired and liabilities assumed at acquisition date fair value. Goodwill is measured as the excess of the consideration transferred over the net fair value of identifiable assets acquired and liabilities assumed. The accounting for an acquisition involves a considerable amount of judgment and estimation. Cost, income, market or a combination of approaches may be used to establish the fair value of consideration exchanged, assets acquired, and liabilities assumed, depending on the nature of those items. The valuation approach is determined in accordance with generally accepted valuation methods. Key areas of estimation and judgment may include the selection of valuation approaches, cost of capital, market characteristics, cost structure, impacts of synergies, and estimates of terminal value, among other factors.
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
Goodwill — Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. If the carrying value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The results of the goodwill assessments for the years ended December 31, 2025 and 2024 are discussed in Note 7, "Goodwill and Intangible Assets."
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
Expenditures for repairs and maintenance are charged to operating expenses when they are incurred.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Long-Lived Assets — Long-lived assets, which consist primarily of property, plant and equipment, identifiable intangible assets and right-of-use ("ROU") assets, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When undiscounted expected future cash flows are less than the carrying value, an impairment loss is recorded equal to the amount by which the carrying value exceeds the fair value of assets. The impact of the long-lived assets impairment for the years ended December 31, 2025 and 2024 are discussed in Note 5, "Divestiture, Impairment of Long-lived Assets and Sale of Assets."
Included in other long-term assets is certain demonstration equipment. The demonstration equipment is amortized over the respective estimated economic lives, generally 3 years. The carrying value of the demonstration equipment totaled $7,215 and $5,480 at December 31, 2025 and 2024, respectively. Amortization expense of demonstration equipment for the years ended December 31, 2025, 2024 and 2023, was $4,307, $3,111 and $3,480, respectively.
Authorized Capital — The Company has authorized capital stock consisting of 175,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. There are no shares of preferred stock outstanding as of December 31, 2025.
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
The Company often receives orders with the customer's schedule of delivery dates for products that may extend across several reporting periods. The Company allocates the transaction price of the contract to each delivery based on the product standalone selling price. As scheduled delivery dates are generally within one year, under the optional exemption provided by ASC 606-10-50-14 revenues allocated to future shipments of partially completed contracts are not disclosed. As the Company is typically required to fulfill customer orders within a year, the Company’s backlog of orders is generally not in excess of one year for products to be delivered. As allowed under ASC 606 – Revenue Contracts with Customers, the Company has elected not to disclose the Company’s remaining performance obligations, which represent the costs associated with the completion of the manufacturing process of in-process equipment related to contracts that have an original duration of one year or less.
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
Stock-based Compensation — The Company accounts for stock-based compensation expense using the fair value of the awards granted. The Company issues equity incentive awards in the form of time-based restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs"). The fair value for RSUs and performance-based PSUs are based on the closing share price of the Company's common stock on the date of grant. The final number of shares delivered upon vesting of PSUs is determined based on the achievement of specified performance targets such as financial metrics or the relative return of the Company's common stock compared to an index ("TSR PSUs"). The fair value of TSR PSUs is based on a Monte Carlo simulation model. The Company recognizes stock-based compensation as an expense on a straight-line basis, over the requisite service period. The Company accounts for forfeitures as they occur.
The Company has an employee stock purchase plan ("ESPP") offered to its U.S. and German employees. The Company uses the Black-Scholes model to calculate the purchase date fair value of the shares issued under the employee stock purchase plan and recognize expense related to shares purchased ratably over the offering period. The description of the Company's stock-based compensation plans and the assumptions it uses to calculate the fair value of stock-based compensation is described in Note 14, "Stock-based Compensation."
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
Government Grants — The Company receives government grants related to certain research and development activities and capital investments. The Company accounts for government grants by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. Grants related to research and development

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

activities are recognized as a reduction of the related research and development expenses when there is reasonable assurance that the grants will be received and that the Company has complied with the applicable conditions. Grants related to the acquisition or construction of property, plant and equipment are recorded as a reduction of the cost of the related asset and are recognized in earnings over the useful life of the asset through reduced depreciation expense.
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
One of the Company's customers accounted for 11% and 12% of the Company's net accounts receivable as of December 31, 2025 and 2024, respectively. The Company has historically depended on a few customers for a significant percentage of its annual net sales. The composition of this group can change from year to year. Net sales derived from the Company's five largest customers as a percentage of its annual net sales were 16%, 13% and 13% in 2025, 2024 and 2023, respectively.
Comprehensive Income (Loss) — Comprehensive income (loss) includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive income or loss is the cumulative foreign currency translation adjustment, and unrealized gains or losses on derivatives. These adjustments are accumulated within the Consolidated Statements of Comprehensive Income (Loss).

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Total components of accumulated other comprehensive loss were as follows:

	Foreign currency translation adjustments and other	Unrealized (loss) gain on derivatives, net of tax	Total
Balance, January 1, 2023	$(204,676)	$152	$(204,524)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other before reclassification, net of tax of $151	(7,854)	—	(7,854)
Unrealized loss on derivatives, net of tax benefit of $46	—	(152)	(152)
Total other comprehensive loss	(7,854)	(152)	(8,006)
Balance, December 31, 2023	$(212,530)	$—	$(212,530)
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other before reclassification, net of tax of $161	(43,507)	—	(43,507)
Reclassification for foreign currency translation adjustments related to the divestiture of Russian operations to net loss, net of tax expense of $1,324	136,670	—	136,670
Total other comprehensive income	93,163	—	93,163
Balance, December 31, 2024	$(119,367)	$—	$(119,367)
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other before reclassification, net of tax of $195	80,984	—	80,984
Total other comprehensive income	80,984	—	80,984
Balance, December 31, 2025	$(38,383)	$—	$(38,383)
Derivative Instruments — The Company's primary market exposures are to interest rates and foreign exchange rates. From time to time the Company may use certain derivative financial instruments to help manage these exposures. The Company executes these instruments with financial institutions it judges to be credit-worthy. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company recognizes all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets.
Earnings (Loss) Per Share — Basic net income (loss) per common share is computed by dividing net income attributable to common shareholders of the Company by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per common share is computed similarly to basic net income per common share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Information about potentially dilutive and antidilutive shares for the reporting period is provided in Note 18, "Net Income (Loss) Attributable to IPG Photonics Corporation Per Share."
Leases — The Company determines if an arrangement is a lease at inception. Operating leases are included in other assets, accrued expenses and other current liabilities, and other long-term liabilities and deferred income taxes on the Company's Consolidated Balance Sheets.
ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's leases do not provide an implicit rate, IPG uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The ROU assets include any lease payments made and initial direct costs incurred and exclude lease incentives. Lease terms may include options to extend or terminate the lease that are included in calculating the net present value of the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Self-Insurance Reserves — The Company is self-insured for health insurance and dental insurance claims in the United States. The self-insurance liability is undiscounted and is based on claims filed and an actuarial estimate of claims not reported. These liabilities are included in accrued expenses and other current liabilities on the Company's Consolidated Balance Sheets. To limit the Company’s potential liabilities for these risks, the Company purchases insurance from a third party that provides stop-loss protection for medical costs in the United States that exceed $225 per person per annum.
Recent Accounting Pronouncements
Adopted Pronouncements — In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"), which requires an entity on an annual basis to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The guidance also requires an entity to disclose on an annual basis information about income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-09 in 2025. Refer to Note 16, "Income Taxes."
Pronouncements Currently Under Evaluation — In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Aggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"), which requires more detailed disaggregated disclosure of income statement expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which provides a practical expedient to apply ASC 326 to current accounts receivable and current contract assets. The practical expedient allows the Company to make a policy election to assume that current conditions as of the balance sheet date will not change for the remaining lives of the assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those years. The Company does not expect that the adoption of this standard will have a material impact on its Consolidated Financial Statements.
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)" ("ASU 2025-06"), which updates guidance regarding the requirements to begin capitalizing internal-use software. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods with early adoption permitted. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
In December 2025, the FASB issued ASU No. 2025‑10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (“ASU 2025‑10”), which establishes authoritative guidance on the accounting for government grants received by business entities, including guidance for a grant related to an asset and a grant related to income. The new standard allows for a number of accounting policy elections to be made upon adoption and be applied to the subsequent grants received on a prospective basis. ASU 2025‑10 is effective for annual reporting periods beginning after December 15, 2028, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.
In December 2025, the FASB issued ASU No. 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements” (“ASU 2025‑11”), which improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements.
In December 2025, the FASB issued ASU No. 2025‑12, “Codification Improvements” (“ASU 2025‑12”), as part of its ongoing project to enhance the clarity and usability of the FASB Codification. The amendments address a broad range of topics and include technical corrections, clarifications, updates for unintended application issues, and other minor improvements. ASU 2025‑12 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

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
The following tables represent a disaggregation of revenue from contracts with customers for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Sales by Application
Materials processing	$860,191	$857,336	$1,152,804
Other applications	143,586	119,798	134,635
Total	$1,003,777	$977,134	$1,287,439

Sales by Product
High Power Continuous Wave ("CW") Lasers	$308,825	$332,743	$524,981
Medium Power CW Lasers	88,178	63,685	71,672
Pulsed Lasers	143,251	146,759	185,581
Quasi-Continuous Wave ("QCW") Lasers	51,772	48,016	48,648
Laser and Non-Laser Systems	147,243	139,145	161,177
Other Revenue including Other Lasers, Amplifiers, Service, Parts, Accessories	264,508	246,786	295,380
Total	$1,003,777	$977,134	$1,287,439

Sales by Geography
North America	$267,183	$258,888	$313,986
Europe:
Germany	105,160	87,800	88,026
Other Europe	138,543	197,152	291,336
Total Europe	243,703	284,952	379,362
Asia:
China	291,905	244,996	355,321
Japan	66,369	62,352	72,333
Other	121,805	113,232	142,378
Total Asia	480,079	420,580	570,032
Rest of World	12,812	12,714	24,059
Total	$1,003,777	$977,134	$1,287,439

	Year Ended December 31,
	2025	2024	2023
Timing of Revenue Recognition
Goods and services transferred at a point in time	$982,584	$942,209	$1,239,551
Goods and services transferred over time	21,193	34,925	47,888
Total	$1,003,777	$977,134	$1,287,439
The Company recognizes revenue over time on contracts for the sale of large scale materials processing systems. The timing of customer payments on these contracts generally differs from the timing of revenue recognized. If revenue recognized exceeds customer payments, a contract asset is recorded and if customer payments exceed revenue recognized, a contract

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

liability is recorded. Contract assets are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. Contract liabilities are included within accrued expenses and other current liabilities on the Consolidated Balance Sheets. Certain deferred revenues related to extended warranties in excess of one year from the balance sheet date are included within other long-term liabilities and deferred income taxes on the Consolidated Balance Sheets.
The following table reflects the changes in the Company's contract assets and liabilities for the years ended December 31, 2025 and 2024:

	December 31,	January 1,		December 31,	January 1,
	2025	2025	Change	2024	2024	Change
Contract assets
Contract assets	$3,464	$4,737	$(1,273)	$4,737	$9,383	$(4,646)
Contract liabilities
Contract liabilities - current	66,209	56,454	9,755	56,454	69,219	(12,765)
Contract liabilities - long-term	3,336	2,882	454	2,882	2,851	31
During the years ended December 31, 2025 and 2024, the Company recognized revenue of $42,164 and $54,105, respectively, that was included in the contract liabilities at the beginning of the period.
The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of December 31, 2025:

	Remaining Performance Obligations
	2026	2027	2028	2029	2030	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$2,546	$1,703	$1,013	$491	$106	$23	$5,882
Revenue to be earned over time from contracts to sell large scale materials processing systems	24,995	4,403	—	—	—	—	29,398
Total	$27,541	$6,106	$1,013	$491	$106	$23	$35,280
3. FAIR VALUE MEASUREMENTS
The Company's financial instruments consisted of cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, and revolving lines of credit.
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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the Consolidated Balance Sheets:

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$173,538	$173,538	$—	$—
Term deposits	58,782	—	58,782	—
Total cash equivalents	232,320	173,538	58,782	—
Short-term investments:
Corporate bonds	264,431	—	264,431	—
Commercial paper	101,922	—	101,922	—
U.S. Treasury and agency obligations	66,469	—	66,469	—
Term deposits	3,104	—	3,104	—
Total short-term investments	435,926	—	435,926	—
Long-term investments:
Corporate bonds	52,294	—	52,294	—
U.S. Treasury and agency obligations	24,300	—	24,300	—
Total long-term investments	76,594	—	76,594	—
Total	$744,840	$173,538	$571,302	$—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$77,855	$77,855	$—	$—
Commercial paper	163,589	—	163,589	—
U.S. Treasury and agency obligations	47,770	—	47,770	—
Term deposits	45,079	—	45,079	—
Corporate bonds	15,777	—	15,777	—
Total cash equivalents	350,070	77,855	272,215	—
Short-term investments:
Commercial paper	219,355	—	219,355	—
Corporate bonds	60,306	—	60,306	—
U.S. Treasury and agency obligations	27,348	—	27,348	—
Term deposits	3,048	—	3,048	—
Total short-term investments	310,057	—	310,057	—
Total	$660,127	$77,855	$582,272	$—
There were no impairments for the investments considered held-to-maturity at December 31, 2025 and December 31, 2024. There were no current expected credit loss allowances for the investments considered held-to-maturity at December 31, 2025 and 2024. The Company holds highly-rated held-to-maturity instruments that are within five years of maturity.
The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

	December 31, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$435,538	$435,926	$310,152	$310,057
1 through 5 years	76,533	76,594	—	—
Total	$512,071	$512,520	$310,152	$310,057
4. INVENTORIES
Inventories consist of the following:

	December 31,
	2025	2024
Components and raw materials	$155,412	$150,257
Work-in-process	44,525	28,973
Finished goods	113,479	105,550
Total	$313,416	$284,780
The Company recorded inventory provisions of $30,106, $82,515 and $45,499 for the years ended December 31, 2025, 2024 and 2023, respectively. These provisions relate to the recoverability of the value of inventories due to excess quantities and technological changes. Within the inventory provision recorded in 2024, $29,487 was attributed to items previously considered safety stock and items that became technologically obsolete. These provisions are reported as a reduction to components and raw materials, work-in-process and finished goods.
5. DIVESTITURE, IMPAIRMENT OF LONG-LIVED ASSETS AND SALE OF ASSETS
During the third quarter of 2024, the Company recorded a loss on divestiture of $197,651, which is included in Net loss from divestiture and sale of assets in the Company's Consolidated Statements of Operations. As a result of the Russia-Ukraine conflict and related sanctions, the Company's ability to ship and receive components from its Russian operations was significantly curtailed. On August 29, 2024, the Company completed the sale of its Russian subsidiary, pursuant to a share purchase agreement with a purchaser entity associated with Softline Projects LLC and existing management of IRE-Polus for $51,096. The loss mainly consisted of $59,293 related to the carrying value of net assets of the Russian subsidiary that was in excess of net proceeds received on the sale and $135,346 related to the cumulative translation adjustment component of other comprehensive income that was previously included in stockholders' equity of the Company's Consolidated Balance Sheets.
During the third quarter of 2024, the Company also recorded an impairment of long-lived assets of $26,566 related to its Belarusian operations which is included in total impairment of long-lived assets in the Company's Consolidated Statements of Operations. On June 29, 2024, the European Union (“EU”) issued new sanctions for Belarus. The sanctions, effective July 1 2024, allowed shipments to the Company's German operations related to existing contracts to continue through October 2, 2024. The Company completed fulfillment of existing contracts in September 2024. The Company is no longer able to supply laser cabinets and other mechanical components from the Company's factory in Belarus. As a result, the Company completed an impairment analysis of the assets in Belarus during the third quarter of 2024. The long-lived asset impairment charge, which was primarily related to fixed assets, was based on a probability-weighted average of valuations using the discounted cash flow method under the income approach to estimate the fair value of the long-lived assets in Belarus.
6. BUSINESS COMBINATION
During the fourth quarter of 2024, the Company acquired 100% of the shares of Clean‐Lasersysteme GmbH ("cleanLASER"), a leader in laser cleaning systems for $66,738, net of cash acquired. The purchase of cleanLASER strengthens IPG’s global position in high-precision laser systems for cleaning applications by bringing additional know-how, complementary market exposure, and product and technology synergies. As a result of the acquisition, the Company recorded intangible assets of $35,495, with a weighted-average remaining useful life of 10 years. The intangible assets comprised of $17,233 related to developed technology and product know-how with a weighted-average estimated useful life of 9 years, $14,795 related to customer relationships and backlog with weighted-average remaining useful life of 11 years and $3,467

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

trademark and trade name with a weighted-average estimated useful life of 9 years. The excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed has been allocated to goodwill, which amounted to $29,652, none of which will be deductible for tax purposes.
During the fourth quarter of 2025, the Company completed the purchase price allocations in its Consolidated Financial Statements related to the cleanLASER acquisition, which resulted in a final net working capital reduction of $505 that was received from the former owners prior to year-end.
The Company has a continued employment arrangement with one of the sellers subject to a potential earn-out payment based upon the achievement of certain financial and non-financial milestones. The Company has treated this potential payment as compensation expense that will be recorded pro-ratably over the employment arrangement period of 24 months. The Company has accrued $2,966 related to this arrangement within accrued expenses and other current liabilities on the Company's Consolidated Balance Sheet as of December 31, 2025.
7. GOODWILL AND INTANGIBLE ASSETS
The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024:

	2025	2024
Balance at January 1	$67,241	$38,540
Goodwill arising from business combination	—	29,652
Foreign exchange adjustment	4,494	(951)
Balance at December 31	$71,735	$67,241
The Company performed the 2025 and 2024 annual impairment test as of October 1, 2025 and 2024, respectively, and no impairments were recorded as a result of the tests. The carrying balance of goodwill at December 31, 2025, and 2024 was net of accumulated impairments of $44,589.
Intangible assets, subject to amortization, consisted of the following:

	December 31, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$64,815	$(36,101)	$28,714	11 years	$62,671	$(29,747)	$32,924	11 years
Technology, and Production know-how	43,267	(25,638)	17,629	8 years	40,823	(22,891)	17,932	8 years
Trademarks and trade names	16,117	(12,527)	3,590	8 years	15,665	(11,145)	4,520	8 years
Patents	8,034	(8,034)	—	8 years	8,034	(8,034)	—	8 years
Total	$132,233	$(82,300)	$49,933		$127,193	$(71,817)	$55,376
Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $9,790, $5,933 and $7,895, respectively.
The estimated future amortization expense for intangibles as of December 31, 2025 is as follows:

2026	2027	2028	2029	2030	Thereafter	Total
$8,054	$7,841	$7,468	$7,226	$4,281	$15,063	$49,933

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
	2025	2024
Land	$44,612	$40,799
Buildings	462,301	419,641
Machinery and equipment	497,924	468,140
Office furniture and fixtures	95,598	81,538
Construction-in-progress	173,348	152,680
Total property, plant and equipment	1,273,783	1,162,798
Accumulated depreciation	(636,267)	(574,423)
Total property, plant and equipment — net	$637,516	$588,375
The Company recorded depreciation expense of $52,757, $52,399 and $58,245 for the years ended December 31, 2025, 2024 and 2023, respectively.
Long-lived assets include property, plant and equipment, related deposits on such assets and demonstration equipment. The geographic locations of the Company's long-lived assets, net, based on physical location of the assets, as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
United States	$363,038	$375,757
Germany	229,636	167,867
Canada	17,014	13,520
Japan	11,139	11,919
Italy	9,667	9,539
Poland	9,398	8,703
China	5,578	4,396
Belarus	4,354	3,779
Other	9,349	9,320
Total	$659,173	$604,800
9. OTHER LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2025	2024
Accrued compensation	$81,943	$56,568
Contract liabilities	66,209	56,454
Current portion of accrued warranty	17,348	21,398
Short-term lease liabilities	5,074	4,835
Other	14,275	12,793
Total	$184,849	$152,048

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Other long-term liabilities and deferred income taxes consist of the following:

	December 31,
	2025	2024
Unrecognized tax benefits	$15,111	$13,855
Accrued warranty	14,116	12,954
Long-term lease liabilities	12,176	13,124
Deferred income taxes	9,397	14,206
Other	11,313	5,635
Total	$62,113	$59,774
10. PRODUCT WARRANTIES
Activity related to the warranty accrual was as follows:

	2025	2024	2023
Balance at January 1	$34,352	$47,209	$52,862
Provision for warranty accrual	11,828	5,810	13,596
Warranty claims	(17,154)	(15,611)	(19,801)
Warranty related to business divested	—	(1,603)	—
Foreign currency translation	2,438	(1,453)	552
Balance at December 31	$31,464	$34,352	$47,209
Accrued warranty reported in the accompanying Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 consists of $17,348 and $21,398 in accrued expenses and other current liabilities and $14,116 and $12,954 in other long-term liabilities and deferred income taxes, respectively.
11. FINANCING ARRANGEMENTS
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

At December 31, 2025, there were no amounts drawn or guarantees issued on the credit facility. The remaining availability under the new line was $200,000 at December 31, 2025. At December 31, 2024, there were no amounts drawn on the prior credit facility, and there were $2,103 of guarantees issued, which reduced the amount of the availability under the facility.

Under the new credit agreement, the Company is required to meet certain financial covenants, which are tested quarterly and include an interest coverage ratio and a net leverage ratio. The interest coverage covenant requires the Company maintain a trailing twelve-month ratio of consolidated EBITDA to consolidated interest expense on all obligations that is at least 3.0 times. The net leverage covenant requires the Company maintain a trailing twelve-month ratio, which is the sum of all indebtedness for borrowed money on a consolidated basis, less cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50,000 up to a maximum of $500,000, to consolidated EBITDA that is less than 3.0 times. The Company was in compliance with the financial covenants as of December 31, 2025.

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

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

In addition, the Company maintains euro lines of credit with a total principal amount of €7,400 and €6,500 ($8,687 and $6,751) as of December 31, 2025 and December 31, 2024, respectively, which are available to certain European subsidiaries. At December 31, 2025 and December 31, 2024, there were no amounts drawn on the euro lines of credit, and there were $3,123 and $1,533, respectively, of guarantees issued against the facilities, which reduces the amount of the availability under the facilities.

Additionally, the Company has lines of credit totaling $21,723 in various countries, which are used for the issuance of letters of credit, guarantees and overdrafts. As of December 31, 2025, the amount drawn was $1,059 and there were $1,797 of guarantees issued against these facilities.
12. LEASES
The Company leases certain warehouses, office spaces, land, vehicles and equipment under operating lease agreements. The remaining terms of these leases range from less than 1 year to 16 years. The operating lease expense for the years ended December 31, 2025, 2024 and 2023, totaled $6,040, $6,364 and $4,529, respectively. The cash paid for amounts included in the measurement of lease liabilities included in the operating cash flows from operating leases was $8,510, $5,668 and $6,110 for the years ended December 31, 2025, 2024 and 2023, respectively. The Company does not have any finance lease arrangements.
The Company's operating lease assets and lease liabilities consist of the following as of December 31, 2025 and 2024:

		December 31,
Account	Classification	2025	2024
Right-of-use assets	Other assets	$17,006	$14,524

Short-term lease liabilities	Accrued expenses and other current liabilities	5,074	4,835
Long-term lease liabilities	Other long-term liabilities and deferred income taxes	12,176	13,124
Total lease liabilities		$17,250	$17,959
The table below presents the maturities of operating lease liabilities as of December 31, 2025:

2026	$5,692
2027	4,679
2028	3,324
2029	1,924
2030	1,045
Thereafter	2,330
Total future minimum lease payments	18,994
Less: imputed interest	(1,744)
Present value of lease liabilities	$17,250
Other information relevant to the Company's operating leases consist of the following as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term	5.08 years	5.41 years
Weighted-average discount rate	4.52%	4.62%
13. COMMITMENTS AND CONTINGENCIES
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
Contractual Obligations — The Company has entered into various purchase obligations that include agreements for construction of buildings, raw materials, equipment, and IT services. Obligations under these agreements were $65,245 and $71,238 as of December 31, 2025 and 2024, respectively, and the obligations related to raw materials and equipment are generally expected to be fulfilled within one year.
Legal Proceedings — In December 2024, affiliates of Trumpf SE & Co. KG (“Trumpf”) filed patent lawsuits in two different Unified Patent Courts located in Germany against IPG Laser GmbH & Co. KG alleging infringement of two patents granted by the European Patent Office by the Company's adjustable mode beam (AMB) lasers. The Company's AMB lasers are used in certain welding and cutting applications. Hearings in the two cases were held in January 2026 at Dusseldorf and Mannheim, Germany, and the courts announced their intent to issue decisions with respect to the Mannheim case on February 24, 2026 and with respect to the Dusseldorf case on March 16, 2026. The Company plans to vigorously defend this litigation. There can be no assurance that the outcome of either case will be favorable to the Company, and an adverse finding that the Company infringed one or more of the patents‑in‑suit could have a material adverse effect on the Company and its business. The Company is unable to reasonably estimate possible losses, because, among other things, of the uncertainty of the findings and decisions in the two cases.

In January 2026, the Company filed a complaint in the U.S. District Court for the Eastern District of Texas against Trumpf alleging infringement of one U.S. Patent which covers IPG’s safety‑control electronics invention. This action is in its early stages.

From time to time, the Company may be involved in certain legal proceedings not listed above, and claims, governmental and/or regulatory inspections, inquiries and investigations arising out of the ordinary course of its business, but does not consider such matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.
14. STOCK-BASED COMPENSATION
Stock-based compensation, including the employee stock purchase plan, is included in the following financial statement captions:

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$8,955	$8,687	$7,929
Sales and marketing	6,138	5,941	5,421
Research and development	10,318	10,239	9,396
General and administrative	17,603	12,283	16,858
Total stock-based compensation	43,014	37,150	39,604
Tax effect of stock-based compensation	(9,430)	(8,191)	(8,660)
Net stock-based compensation	$33,584	$28,959	$30,944
Incentive Plans — In 2025, the Company’s stockholders approved the 2025 Incentive Compensation Plan (the "2025 Plan"), which replaced the Company’s 2006 Incentive Compensation Plan (as amended, the "2006 Plan") and provides for the issuance of stock options, PSUs, RSUs, other equity-based awards and cash awards to the Company's directors, employees, consultants and advisors. The 2025 Plan provides for issuance of 2,100,000 shares of the Company's common stock, less one share of common stock for each share of common stock subject to an award granted under the 2006 Plan after March 10, 2025. Generally, subject to certain exceptions, any shares underlying an award under the 2006 Plan and 2025 Plan that expire without being exercised, or are forfeited, canceled or otherwise terminated without a distribution to a participant of shares, cash, or other benefit in lieu of shares or that are withheld by, or otherwise remitted to, the Company to satisfy a participant's tax withholding obligations will again be available for issuance under the 2025 Plan. Accordingly, the number of shares available for future grant under the 2025 Plan may differ from, and may exceed, the number of shares initially authorized for issuance under such

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
plan. At December 31, 2025, 2,133,891 shares of the Company's common stock were available for future grant under the 2025 Plan. The Company may grant stock options only at an exercise price equal to or greater than the fair market value of its common stock on the date of grant. Equity awards generally vest over periods of one to three years and, in the case of stock options, generally expire ten years after the date of the grant. The vesting of awards under the 2025 Plan and the 2006 Plan accelerate following the occurrence of certain change of control events if the participant's employment is terminated within two years by the Company without cause or by the participant for good reason or if an entity acquires control of the Company and does not agree to assume existing awards or replace with equivalent value awards. Awards granted to non-employee directors automatically become vested upon a change of control. All shares issued under the 2025 Plan are registered shares, newly issued by the Company.
The Company granted certain RSUs and PSUs to executive officers and other senior managers. The RSUs provide for time-based vesting of a fixed number of shares generally over three years. Non-executive directors of the Company receive RSUs for their board service, which vest generally one year after the grant date and provide for vesting of a fixed number of shares. The PSUs provide the holder with the right to receive shares of the Company's common stock after the applicable award vesting period, generally three years. The final number of shares, if any, delivered upon vesting of PSUs are determined over the relevant performance period, generally three years. Outstanding PSUs as of December 31, 2025 are based on internal financial metrics established by the Company's Board. The final number of shares to be delivered under the PSUs range from 0% to 200% of the target award amount.
The Company has not granted stock options since 2020. The following table summarizes the option activity for the year ended December 31, 2025:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2025	615,363	$153.29
Granted	—	—
Exercised	(9,383)	83.48
Canceled	(105,879)	114.38
Outstanding at December 31, 2025	500,101	$162.84	1.97 years	$—
Exercisable at December 31, 2025	500,101	$162.84	1.97 years	$—
The intrinsic value of the options exercised during the years ended December 31, 2025, 2024 and 2023 was $34, $1,747 and $4,085, respectively. All options were vested during the year ended December 31, 2025. Cash received from option exercises during the year ended December 31, 2025 was $783. Tax benefit received from option exercises during the year ended December 31, 2025 was $8.
The following table summarizes the RSU activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	743,266	$103.41
Granted	704,376	64.61
Vested	(355,015)	113.11
Forfeited	(64,488)	77.52
Nonvested at December 31, 2025	1,028,139	$75.07
The fair value of each RSU is the market price of Company stock on the date of grant. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $64.61, $86.09 and $128.71, respectively. The intrinsic value of the RSUs that vested during the years ended December 31, 2025, 2024 and 2023, was $21,352, $19,634 and $23,082, respectively. The total compensation cost related to nonvested RSUs not yet recorded at December 31, 2025 was $47,160 which is expected to be recognized over a weighted-average of 1.9 years. The aggregate fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $40,156, $32,386 and $28,319, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table summarizes financial metric-based PSUs activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	245,585	$107.97
Granted	82,875	65.23
Vested	—	—
Forfeited	(32,474)	95.76
Nonvested at December 31, 2025	295,986	$84.64
For the years ended December 31, 2025, 2024 and 2023, the weighted average grant date fair value for new grants was $65.23, $86.54, and $131.13, respectively. Expense for the financial metric-based PSUs was recognized at 0% to 100% of the target goals. The total compensation cost related to nonvested PSUs not yet recorded at December 31, 2025 was $7,930, which is expected to be recognized over a weighted average period of 2.1 years.
The Company has not granted TSR PSUs since 2021. There were no TSR PSUs outstanding during the year ended December 31, 2025. The intrinsic value of the TSR PSUs vested during the years ended December 31, 2024 and 2023 was nil and $128, respectively. The aggregate fair value of awards vested during the years ended December 31, 2024 and 2023 was nil and $331, respectively.
The Company has an employee stock purchase plan ("ESPP") offered to its U.S. and German employees. The plan allows employees who participate to purchase shares of common stock through payroll deductions at a 15% discount to the lower of the closing stock price on the first day or the last day of the six-month purchase period. Payroll deductions may not exceed 10% of the employee's compensation and are subject to other limitations.
The assumptions used in the Black-Scholes model for the calculation of the ESPP fair values were as follows:

	2025	2024	2023
Performance term (year)	0.5	0.5	0.5
Volatility	38% - 53%	36% - 38%	35% - 37%
Risk-free rate of return	4.24% - 4.29%	5.26% - 5.37%	4.76% - 5.47%
Dividend yield	0.00%	0.10%	0.10%

Fair value per share	$18.30 - $20.95	$20.45 - $26.92	$23.42 - $33.55
Compensation expense related to the employee stock purchase plan was $1,689, $1,602 and $1,595 for the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023 the Company issued 86,252, 74,061 and 57,984 shares, respectively, at an average price of $59.39, $66.48 and $86.89, respectively, under the employee stock purchase plan. As of December 31, 2025, there were 232,861 shares available for issuance under the employee stock purchase plan.
15. EMPLOYEE BENEFIT PLANS
The Company maintains a defined contribution retirement plan offered to its eligible U.S. employees, as well as plans at certain foreign and domestic subsidiaries. The Company makes matching contributions to each plan, which amounted to approximately $6,487, $6,069 and $6,496 for the years ended December 31, 2025, 2024 and 2023, respectively.
Effective January 1, 2025, the Company is self-insured for employee medical benefits in the United States. The employee medical obligations are managed by a third-party provider and the Company has accrued $3,024 related to this arrangement in accrued expenses and other current liabilities within the Consolidated Balance Sheet as of December 31, 2025. To limit the Company’s potential liabilities for these risks, the Company purchases insurance from a third party that provides stop-loss protection for medical costs in the United States that exceed $225 per person per annum.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
16. INCOME TAXES
Income (loss) before the impact of income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
U.S.	$8,388	$4,879	$131,601
Foreign	36,708	(166,767)	143,274
Total	$45,096	$(161,888)	$274,875
The Company's provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$4,730	$13,992	$22,908
State	(352)	2,906	4,623
Foreign	23,302	28,400	42,255
Total current	27,680	45,298	69,786
Deferred:
Federal	(8,494)	(15,535)	(10,306)
State	(1,494)	(2,283)	(1,635)
Foreign	(3,692)	(7,842)	(1,848)
Total deferred	(13,680)	(25,660)	(13,789)
Provision for income taxes	$14,000	$19,638	$55,997
A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision were as follows:

	Year Ended December 31, 2025
	($)	(%)

Tax at statutory rate	$9,470	21.0%
Effect of Cross-Border Tax Laws:
FDII	(2,886)	(6.4)%
Other	173	0.4%
Total Effect of Cross-Border Tax Laws	(2,713)	(6.0)%
Tax Credits:
R&D Credit	(3,638)	(8.1)%
Other	250	0.6%
Total Tax Credits	(3,388)	(7.5)%

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Nontaxable or Nondeductible items:
Stock Compensation	6,004	13.3%
162(m) Limitation	769	1.7%
Other	132	0.3%
Total Nontaxable or Nondeductible items	6,905	15.3%
State and Local Income Taxes, Net of Federal Income Tax Effect	(1,604)	(3.6)%
Foreign Tax Effects:
Belarus:
Losses not benefitted	1,329	2.9%
Other	108	0.2%
Total Belarus	1,437	3.2%
China:
Stock Compensation	1,112	2.5%
Non-U.S. rate differential - net	427	0.9%
Total China	1,539	3.4%
Germany:
Non-U.S. rate differential - net	(1,059)	(2.3)%
Trade Tax	3,195	7.1%
Changes in tax laws or rates enacted in the current period	(1,120)	(2.5)%
Profit in Ending Inventory	(723)	(1.6)%
Stock Compensation	642	1.4%
Other	35	0.1%
Total Germany	970	2.2%
United Kingdom:
Change in valuation allowance	(614)	(1.4)%
Other	(115)	(0.3)%
Total United Kingdom	(729)	(1.7)%
Other Foreign Jurisdictions	160	0.4%
Worldwide changes in Unrecognized Tax Benefits	2,000	4.4%
Other	(47)	(0.1)%
Total	$14,000	31.0%

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
A reconciliation of income tax expense at the U.S. federal statutory income tax rate to the recorded tax provision for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Tax at statutory rate	$(33,996)	$57,724
Non-U.S. rate differential - net	8,676	12,685
State income taxes - net	2,949	3,380
Stock-based compensation - tax detriment	5,385	1,835
Foreign derived intangible income benefit ("FDII")	(3,371)	(9,322)
Prior year and audit adjustments	(636)	(4,793)
Tax effect of loss from divestiture	42,152	—
Withholding and other taxes on intercompany dividends	3,360	—
Federal and state tax credits	(8,723)	(6,375)
Change in reserves, including interest and penalties	(2,866)	2,379
Change in valuation allowance	6,470	(2,548)
Other - net	238	1,032
Provision for income taxes	$19,638	$55,997
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	Year Ended December 31,
	2025	2024
Property, plant and equipment	$(3,065)	$(6,166)
Intangible assets	56,709	47,617
Inventory provisions	39,737	42,760
Allowances and accrued liabilities	4,544	1,880
Withholding and other taxes on intercompany dividends	(504)	(3,360)
Other tax credits	26,964	24,115
Deferred compensation	20,409	20,728
Net operating loss carryforwards	6,913	6,401
Valuation allowance	(37,215)	(33,150)
Net deferred tax assets	$114,492	$100,825
The Company accrues taxes on dividend distributions to the extent that foreign subsidiaries have cash in excess of their operational needs. The Company has recorded $504 and $3,360 as a deferred tax liability on December 31, 2025 and 2024, respectively, for certain withholding and dividend taxes related to possible future distributions of excess cash from certain non-U.S. subsidiaries to their respective parent companies. In 2025 and 2024, the German subsidiary paid a dividend to the U.S. parent company of $42,468 and $80,282, respectively. There were no federal or withholding taxes due on the distributions from Germany to the U.S., but in both years the Company accrued a nominal amount of state tax relating to the distribution. In 2025, the China subsidiary paid a dividend via the Hong Kong subsidiary to the U.S. parent company of $34,206 which was subject to withholding tax of $3,428. There were no federal taxes due on the distribution from China to Hong Kong to the U.S., but the Company accrued a nominal amount of state tax relating to the distribution. The Company has accrued for net deferred tax assets within deferred income taxes,net and for deferred tax liabilities within other long-term liabilities and deferred income taxes on the Consolidated Balance Sheet as of December 31, 2025 and 2024, respectively.
With regard to the other non-U.S. subsidiaries, the Company continues to consider the earnings from these entities to be indefinitely reinvested to the extent the cash balance in each subsidiary is not greater than the current needs for operations and

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
expansion. At December 31, 2025 and 2024, the cumulative undistributed earnings in non-U.S. subsidiaries were approximately $643,869 and $687,579, respectively, and excluded earnings for possible future distributions for which tax has been accrued.
In determining the Company’s 2025 and 2024 tax provisions, the Company calculated the deferred tax assets and liabilities for each separate tax entity. The Company then considered a number of factors including the positive and negative evidence regarding the realization of deferred tax assets to determine whether a valuation allowance should be recognized with respect to the deferred tax assets.
As of December 31, 2025 and 2024, the Company had state tax credit carryforwards (net of federal tax effect) of $26,983 and $24,133, respectively. The state tax credit carryforwards begin expiring in 2026. The Company has determined that some of the state credits will more likely than not expire before they can be used and has recorded a valuation allowance of $24,275 and $21,425 as of December 31, 2025 and 2024, respectively.
The Company has tax loss carryforwards in foreign jurisdictions totaling $48,123 and $46,486 as of December 31, 2025 and 2024, respectively. The Company believes it is more likely than not that most of the loss carryforwards will expire before they can be used and has provided a valuation allowance against the tax benefit of the losses in foreign jurisdictions of $11,886 and $11,484 at December 31, 2025 and 2024, respectively. The Company sold its Russian subsidiary in 2024 which decreased the valuation allowance on Russian deferred tax assets by $23,873.
There are no significant valuation allowances against other deferred tax assets as of December 31, 2025.
The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves recorded are based on a determination of the amount of a tax benefit taken by the Company that is more likely than not to be realized, assuming that the matter in question will be reviewed by the tax authorities.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2025	2024	2023
Balance at January 1	$13,855	$17,176	$15,841
Reductions in prior period positions	(6,675)	(433)	(1,820)
Settlement of prior period positions	—	(3,347)	—
Additions for tax positions in prior period	8,096	341	514
Additions for tax positions in current period	230	225	3,041
Foreign exchange adjustments	(395)	(107)	(400)
Balance at December 31	$15,111	$13,855	$17,176
The liability for uncertain tax benefits is included in other long-term liabilities and deferred income taxes at December 31, 2025 and 2024. Substantially all of the uncertain tax benefits recorded as of December 31, 2025 will benefit the Company's effective tax rate, if recognized.
Estimated penalties and interest related to the potential underpayment of income taxes were a net expense of $1,347 and $349 for the years ended December 31, 2025 and 2024, respectively, and are included within the provision for income taxes. Total accrued penalties and interest related to the underpayment of income taxes were $3,769 and $2,497 at December 31, 2025 and 2024, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The Company's uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently under a tax audit in China for tax years 2013 through 2022. Open tax years by major jurisdictions are:

Jurisdiction	Open Tax Years
United States	2022 - 2025
Germany	2024 - 2025
China	2013 - 2025

The Company paid (net of refunds received) the following amount for income taxes, broken down by jurisdiction:

Year Ended December 31,
2025

US federal	$14,739
US state & local	2,277
Foreign:
Germany federal	15,008
Germany local	14,795
China federal	6,120
Other	4,069
Total	$57,008
Income taxes paid (net of refunds received) are disaggregated by U.S. federal, U.S. state and local, and foreign jurisdictions. For the year ended December 31, 2025, significant state jurisdictions included California, Massachusetts, and Minnesota.

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
17. NET INCOME (LOSS) PER COMMON SHARE
The following table sets forth the computation of diluted net income (loss) per common share following the treasury stock method:

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$31,096	$(181,526)	$218,878
Basic weighted average common shares	42,344,616	44,335,857	47,154,217
Dilutive effect of common stock equivalents	305,096	—	165,858
Diluted weighted average common shares	42,649,712	44,335,857	47,320,075
Basic net income (loss) per common share	$0.73	$(4.09)	$4.64
Diluted net income (loss) per common share	$0.73	$(4.09)	$4.63
The computation of diluted weighted average common shares excludes certain common stock equivalents, including non-qualified stock options, PSUs, RSUs and the ESPP because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the years ended December 31, 2025, 2024 and 2023, respectively, were as follows:

	Year Ended December 31,
	2025	2024	2023
Restricted stock units	94,041	715,728	246,481
Non-qualified stock options	539,338	696,189	533,402
Performance stock units	49,684	235,897	51,851
Employee stock purchase plan	—	42,900	30,951
Total weighed average anti-dilutive shares outstanding	683,063	1,690,714	862,685
On February 13, 2024, the Company announced that its board of directors has authorized the purchase of up to $300,000 of IPG common stock. This authorization is in addition to the Company's previously authorized stock repurchase programs.
For the years ended December 31, 2025, 2024 and 2023, respectively, the Company repurchased 753,459 shares, 4,087,646 shares, and 2,117,352 shares of its common stock with an average price of $66.36, $83.30 and $104.68 per share in the open market, respectively. The May 2023 authorization to repurchase common stock was completed in 2024 and the February 2024 authorization was completed in 2025. The impact on the reduction of weighted average shares for years ended December 31, 2025, 2024 and 2023 was 407,542 shares, 2,195,177 shares and 1,167,412 shares, respectively.
18. SEGMENT REPORTING
The Company operates in one segment which involves the design, development, production and distribution of fiber lasers, laser and non-laser systems, fiber amplifiers, and related optical components. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The CODM, who is the Company's chief executive officer, measures financial performance as a single enterprise, and not on geography, legal entity, or end market basis. Throughout the year, the chief operating decision maker allocates capital resources on a project-by-project basis across the Company's entire asset base, as reflected in the Company's Consolidated Balance Sheets, to maximize profitability without regard to geography, legal entity, or end market basis. The Company operates in a number of countries throughout the world in a variety of product lines. Information regarding product lines and geographic financial information is provided in Note 2, "Revenue from Contracts with Customers" and Note 8, "Property, Plant and Equipment." The accounting policies used in the Company's segment reporting are the same as those described in Note 1, "Nature of Business and Summary of Significant Accounting Policies."
The CODM primarily utilizes "Net income (loss)" as well as "Net income (loss) per common share” included in the Company's Consolidated Statements of Operations as the key indicators in assessing the enterprise’s performance and

IPG PHOTONICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
allocating resources. In evaluating Net income (loss), the CODM also reviews gross profit as well the Company's income before foreign exchange and other segment items to set and evaluate performance targets.
The following table presents the break-down of Net income (loss), including significant segment expenses.

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Net sales	$1,003,777	$977,134	$1,287,439
Cost of product sold (a)	482,444	478,176	602,746
Manufacturing, service and other operations salaries, bonus, and benefits, including contractor costs	283,111	258,776	305,324
Other manufacturing expenses (b)	133,576	125,163	158,553
Capitalized labor and overhead	(276,817)	(223,136)	(320,882)
Cost of sales	622,314	638,979	745,741
Gross profit	381,463	338,155	541,698
Sales and marketing, research and development, and general and administrative (c)	358,404	323,678	310,132
Income before foreign exchange and other segment items	23,059	14,477	231,566
Less: Loss (gain) on foreign exchange	9,354	5,524	(1,356)
Less: Other segment items (d)	(1,534)	216,308	(218)
Add: Interest income, net	29,857	45,467	41,735
Less: Provision for income taxes	14,000	19,638	55,997
Net income (loss)	$31,096	$(181,526)	$218,878
(a) Includes cost materials, shipping costs, scrap, and inventory reserves.
(b) Includes depreciation and amortization, service, warranty, and other manufacturing expenses.
(c) Sales and marketing, research and development, and general and administrative expenses are disclosed by period in the Company's Consolidated Statements of Operations.
(d) Other segment items include net loss on divestiture and sale of assets, impairment of long-lived assets, restructuring charges (recoveries), net, and other income, net.
19. SUBSEQUENT EVENTS
On February 12, 2026, the Company announced that its board of directors has authorized the purchase of up to $100,000 of IPG common stock. Share repurchases may be made periodically in open-market transactions, and are subject to market conditions, legal requirements and other factors. The share repurchase program authorization does not obligate the Company to repurchase any dollar amount or number of its shares, and repurchases may be commenced or suspended from time to time without prior notice.