Form 10-K/A
period 2025-12-31
IPG PHOTONICS CORP
filed 2026-03-06
CIK 1111928

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant's fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EXPLANATORY NOTE

On February 23, 2026, IPG Photonics Corporation (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”). The Original Form 10‑K included disclosure in Part III stating that certain information required by Part III is incorporated by reference to the Company’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which proxy statement is anticipated to be filed with the SEC within 120 days after December 31, 2025. This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) is being filed solely to amend the cover page of the Original Form 10-K to conform the cover page to the disclosure in Part III regarding such incorporation by reference.

No other changes have been made to the Original Form 10-K, and this Amendment No. 1 does not modify, amend or update in any way the financial statements or other disclosures as presented in the Original Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

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

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2026.

IPG PHOTONICS CORPORATION

By:	/s/ Mark M. Gitin
Mark M. Gitin Chief Executive Officer