Form 10-Q
period 2026-03-31
IPG PHOTONICS CORP
filed 2026-05-05
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 4, 2026, there were 42,443,616 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2026	2025
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$480,761	$403,790
Short-term investments	332,144	435,538
Accounts receivable, net	192,437	181,734
Inventories	319,006	313,416
Prepaid income taxes	51,203	43,196
Prepaid expenses and other current assets	57,587	45,766
Total current assets	1,433,138	1,423,440
Long-term investments	70,567	76,533
Deferred income taxes, net	120,934	123,889
Goodwill	70,913	71,735
Intangible assets, net	47,171	49,933
Property, plant and equipment, net	636,242	637,516
Other assets	42,677	41,234
Total assets	$2,421,642	$2,424,280
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54,724	$39,288
Accrued expenses and other current liabilities	184,849	184,849
Income taxes payable	7,603	9,900
Total current liabilities	247,176	234,037
Other long-term liabilities and deferred income taxes	58,671	62,113
Total liabilities	305,847	296,150
Commitments and contingencies (Note 10)
IPG Photonics Corporation equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 57,281,253 and 42,443,381 shares issued and outstanding, respectively, at March 31, 2026; 56,964,939 and 42,127,067 shares issued and outstanding, respectively, at December 31, 2025.	6	6
Treasury stock, at cost, 14,837,872 shares held at March 31, 2026 and December 31, 2025, respectively.	(1,555,629)	(1,555,629)
Additional paid-in capital	1,075,709	1,077,172
Retained earnings	2,646,548	2,644,964
Accumulated other comprehensive loss	(50,839)	(38,383)
Total stockholders' equity	2,115,795	2,128,130
Total liabilities and stockholders' equity	$2,421,642	$2,424,280
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Net sales	$265,497	$227,793
Cost of sales	165,998	137,981
Gross profit	99,499	89,812
Operating expenses:
Sales and marketing	24,534	24,430
Research and development	33,309	28,336
General and administrative	36,092	32,808
Settlement of litigation matters	13,500	—
(Gain) loss on foreign exchange	(200)	2,411
Total operating expenses	107,235	87,985
Operating (loss) income	(7,736)	1,827
Other income, net:
Interest income, net	6,922	7,444
Other income, net	1,833	1,344
Total other income	8,755	8,788
Income before provision for income taxes	1,019	10,615
(Benefit) provision for income taxes	(565)	6,857
Net income	$1,584	$3,758
Net income per common share:
Basic	$0.04	$0.09
Diluted	$0.04	$0.09
Weighted average common shares outstanding:
Basic	42,245	42,605
Diluted	42,912	42,832
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net income	$1,584	$3,758
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(12,456)	27,129
Total other comprehensive (loss) income	(12,456)	27,129
Comprehensive (loss) income	$(10,872)	$30,887

See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$1,584	$3,758
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,892	15,341
Deferred income taxes	2,177	6,476
Stock-based compensation	10,249	10,754
Unrealized (gain) loss on foreign currency transactions	(672)	42
Provisions for inventory, warranty and bad debt	9,348	11,876
Amortization of premium/discount on investments	(1,308)	(3,878)
Other	979	1,402
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(11,843)	(4,113)
Inventories	(19,417)	(8,967)
Prepaid expenses and other assets	(11,434)	(6,087)
Accounts payable	17,281	5,491
Accrued expenses and other current liabilities	(4,960)	(6,965)
Income and other taxes payable	(13,339)	(11,685)
Net cash (used in) provided by operating activities	(5,463)	13,445
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(16,311)	(24,818)
Proceeds from sales of property, plant and equipment	812	183
Purchases of investments	(32,870)	(333,009)
Proceeds from maturities of investments	143,538	83,206
Other	77	52
Net cash provided by (used in) investing activities	95,246	(274,386)
Cash flows from financing activities:
Payments for taxes related to net share settlement of equity awards less proceeds from issuance of common stock under employee stock option plans	(11,712)	(5,775)
Purchase of treasury stock net of excise tax, at cost	—	105
Net cash used in financing activities	(11,712)	(5,670)
Effect of changes in exchange rates on cash and cash equivalents	(1,100)	9,617
Net increase (decrease) in cash and cash equivalents	76,971	(256,994)
Cash and cash equivalents — Beginning of period	403,790	620,040
Cash and cash equivalents — End of period	$480,761	$363,046
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$5
Cash paid for income taxes, net of refunds	$7,689	$10,574
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$1,917	$1,532
Inventory transferred to machinery and equipment	$3,532	$644
Additions to property, plant and equipment included in accounts payable	$2,433	$2,462
Leased assets obtained in exchange for new operating lease liabilities	$854	$2,979
Excise tax on net share repurchases accrued in period	$—	$(105)
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2026	42,127,067	$6	(14,837,872)	$(1,555,629)	$1,077,172	$2,644,964	$(38,383)	$2,128,130
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	316,314	—	—	—	(11,712)	—	—	(11,712)
Stock-based compensation	—	—	—	—	10,249	—	—	10,249
Net income	—	—	—	—	—	1,584	—	1,584
Foreign currency translation adjustments and other	—	—	—	—	—	—	(12,456)	(12,456)
Balance, March 31, 2026	42,443,381	$6	(14,837,872)	$(1,555,629)	$1,075,709	$2,646,548	$(50,839)	$2,115,795

Balance, January 1, 2025	42,548,561	$6	(14,084,413)	$(1,505,321)	$1,035,285	$2,613,868	$(119,367)	$2,024,471
Vesting of RSUs and PSUs, net of shares withheld for taxes	180,865	—	—	—	(5,775)	—	—	(5,775)
Purchased common stock	—	—	—	105	—	—	—	105
Stock-based compensation	—	—	—	—	10,754	—	—	10,754
Net income	—	—	—	—	—	3,758	—	3,758
Foreign currency translation adjustments and other	—	—	—	—	—	—	27,129	27,129
Balance, March 31, 2025	42,729,426	$6	(14,084,413)	$(1,505,216)	$1,040,264	$2,617,626	$(92,238)	$2,060,442
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by IPG Photonics Corporation, or "IPG", "its" or the "Company". Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Condensed Consolidated Financial Statements include the Company's accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Beginning in the current period, the Company revised the categories used to disaggregate revenue by application and by product to better reflect how management evaluates the business. Certain prior-period amounts have been reclassified to conform to the current-period presentation. These changes had no impact on total revenue or other previously reported condensed consolidated financial statement amounts. See further details in Note 3, "Revenues From Contracts With Customers".
In the opinion of the Company's management, the financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of results that may be expected for the entire year.
Subsequent Events — The Company has considered the impact of subsequent events through the filing date of these financial statements. There were no events through the filing date of these financial statements required to be disclosed other than from the Trumpf settlement agreement disclosed within Note 10 "Commitments and Contingencies".
2. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Pronouncement — In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which provides a practical expedient to apply ASC 326 to current accounts receivable and current contract assets. The practical expedient allows the Company to make a policy election to assume that current conditions as of the balance sheet date will not change for the remaining lives of the assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those years. The Company has adopted ASU No. 2025-05 in the first quarter of fiscal year 2026 and it did not have a material impact on the Condensed Consolidated Financial Statements and disclosures as a result of the adoption.
Pronouncements Currently Under Evaluation — In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Aggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"), which requires more detailed disaggregated disclosure of income statement expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is evaluating the impact of this ASU on its Condensed Consolidated Financial Statements.
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)" ("ASU 2025-06"), which updates guidance regarding the requirements to begin capitalizing internal-use software. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this ASU on its Condensed Consolidated Financial Statements.
In December 2025, the FASB issued ASU No. 2025‑10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (“ASU 2025‑10”), which establishes authoritative guidance on the accounting for government grants received by business entities, including guidance for a grant related to an asset and a grant related to income. The new standard allows for a number of accounting policy elections to be made upon adoption and be applied to the subsequent grants received on a prospective basis. ASU 2025‑10 is effective for annual reporting periods beginning after December 15, 2028, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
In December 2025, the FASB issued ASU No. 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements” (“ASU 2025‑11”), which improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the adoption of this ASU on its Condensed Consolidated Financial Statements.
In December 2025, the FASB issued ASU No. 2025‑12, “Codification Improvements” (“ASU 2025‑12”), as part of its ongoing project to enhance the clarity and usability of the FASB Codification. The amendments address a broad range of topics and include technical corrections, clarifications, updates for unintended application issues, and other minor improvements. ASU 2025‑12 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its Condensed Consolidated Financial Statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Sales are derived from products for different applications: lasers, systems, and components are sold into industrial solutions and advanced solutions which includes medical, defense, micromachining, scientific, instrumentation and other advanced solutions.
Effective in the first quarter of fiscal 2026, the Company revised its sales by application presentation to better reflect the Company's strategic growth initiatives and provides a clearer separation between the Company's industrial and non-industrial businesses, giving better visibility into the distinct performance and growth profiles of each. Under the revised presentation, sales are presented in two application categories: Industrial Solutions and Advanced Solutions, and prior-period amounts have been reclassified to conform to the current-period presentation. The revised categories substantially correspond to the Company’s historical application categories, with sales previously classified as materials processing generally presented within Industrial Solutions and sales previously classified as other applications generally presented within Advanced Solutions. The only quantitative reclassification in conforming prior-period amounts was the reclassification of micromachining sales from Industrial Solutions to Advanced Solutions, which increased Advanced Solutions sales and decreased Industrial Solutions sales by $7,702, respectively, for the three months ended March 31, 2025. This presentation change did not affect total sales. The following table presents the disaggregation of revenue under the new application framework:

	Three Months Ended March 31,
	2026	2025
Sales by Application
Industrial Solutions	$227,590	$188,016
Advanced Solutions	37,907	39,777
Total	$265,497	$227,793
Additionally, beginning in the first quarter of fiscal 2026, the Company updated its presentation of sales by product to align with its current product reporting framework. Sales by product are now presented in two categories: Lasers and Components and Systems, and prior-period amounts have been conformed to the current-period presentation. Under the historical presentation, sales were disaggregated into High Power Continuous Wave (“CW”) Lasers, Medium Power CW Lasers, Pulsed Lasers, Quasi-Continuous Wave (“QCW”) Lasers, Laser and Non-Laser Systems, and Other Revenue including Other Lasers, Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue ("Other Revenue"). Under the updated presentation, the historical non-system laser categories, including High and Medium Power CW, QCW and Pulsed lasers, are included within Lasers and Components, while Laser and Non-Laser Systems is included within Systems. Amounts historically presented within Other Revenue have been allocated between Lasers and Components and Systems based on the nature of the underlying products. For the three months ended March 31, 2025, $45,977 and $7,397 of sales previously included in Other Revenue were reclassified to Lasers and Components and Systems, respectively. These presentation changes did not affect total sales. The following table presents revenue disaggregated under the new product framework:

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Sales by Product
Lasers and Components	$213,652	$187,343
Systems	51,845	40,450
Total	$265,497	$227,793

The following tables represent a disaggregation of revenue from contracts with customers by geography:

	Three Months Ended March 31,
	2026	2025
Sales by Geography
North America (1)	$71,523	$56,372
Europe:
Germany	23,019	24,703
Other	36,000	32,166
Total Europe	59,019	56,869
Asia:
China	83,795	67,858
Japan	14,354	11,663
Other	30,338	33,175
Total Asia	128,487	112,696
Rest of World	6,468	1,856
Total	$265,497	$227,793
(1) The substantial majority of sales in North America are to customers in the United States.

	Three Months Ended March 31,
	2026	2025
Timing of Revenue Recognition
Goods and services transferred at a point in time	$255,098	$224,022
Goods and services transferred over time	10,399	3,771
Total	$265,497	$227,793
One of the Company's customers accounted for 12% and 11% of the Company's net accounts receivable as of March 31, 2026 and December 31, 2025, respectively.
The Company recognizes revenue over time on contracts for the sale of large scale industrial solutions systems. The timing of customer payments on these contracts generally differs from the timing of revenue recognized. If revenue recognized exceeds customer payments, a contract asset is recorded and if customer payments exceed revenue recognized, a contract liability is recorded. Contract assets are included within prepaid expense and other current assets on the Condensed Consolidated Balance Sheets. Contract liabilities are included within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. Certain deferred revenues related to extended warranties in excess of one year from the balance sheet date are included within Other long-term liabilities and deferred income taxes on the Condensed Consolidated Balance Sheets.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table reflects the changes in the Company's contract assets and liabilities for the three months ended March 31, 2026 and 2025:

	March 31,	January 1,		March 31,	January 1,
	2026	2026	Change	2025	2025	Change
Contract assets
Contract assets	$5,704	$3,464	$2,240	$1,078	$4,737	$(3,659)
Contract liabilities
Contract liabilities - current	67,791	66,209	1,582	61,776	56,454	5,322
Contract liabilities - long-term	3,561	3,336	225	3,338	2,882	456
During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $27,410 and $21,214, respectively, that was included in contract liabilities at the beginning of each year.
The Company has elected the practical expedient in ASC 606-10-50-14, whereby the performance obligations for contracts with an original expected duration of one year or less are not disclosed. The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of March 31, 2026:

	Remaining Performance Obligations
	2026 (a)	2027	2028	2029	2030	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$2,118	$1,789	$1,126	$677	$238	$207	$6,155
Revenue to be earned over time from contracts to sell large scale materials processing systems	20,209	2,242	—	—	—	—	22,451
Total	$22,327	$4,031	$1,126	$677	$238	$207	$28,606
(a) For the nine-month period beginning April 1, 2026.
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

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the Condensed Consolidated Balance Sheets:

	Fair Value Measurements at March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$90,932	$90,932	$—	$—
Commercial paper	137,102	—	137,102	—
Term deposits	57,896	—	57,896	—
Total cash equivalents	285,930	90,932	194,998	—
Short-term investments:
Corporate bonds	204,066	—	204,066	—
U.S. Treasury and agency obligations	62,488	—	62,488	—
Commercial paper	62,407	—	62,407	—
Term deposits	3,161	—	3,161	—
Total short-term investments	332,122	—	332,122	—
Long-term investments:
Corporate bonds	52,195	—	52,195	—
U.S. Treasury and agency obligations	18,146	—	18,146	—
Total long-term investments	70,341	—	70,341	—
Total	$688,393	$90,932	$597,461	$—

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$173,538	$173,538	$—	$—
Term deposits	58,782	—	58,782	—
Total cash equivalents	232,320	173,538	58,782	—
Short-term investments:
Corporate bonds	264,431	—	264,431	—
Commercial paper	101,922	—	101,922	—
U.S. Treasury and agency obligations	66,469	—	66,469	—
Term deposits	3,104	—	3,104	—
Total short-term investments	435,926	—	435,926	—
Long-term investments:
Corporate bonds	52,294	—	52,294	—
U.S. Treasury and agency obligations	24,300	—	24,300	—
Total long-term investments	76,594	—	76,594	—
Total	744,840	173,538	571,302	—
There were no impairments for the investments considered held-to-maturity during the quarters ended March 31, 2026 and 2025. There were no current expected credit loss allowances for the investments considered held-to-maturity at March 31, 2026 and December 31, 2025. The Company holds highly-rated held-to-maturity instruments that are within five years of maturity.
The Company did not have any allowance for credit losses other than the allowance for uncollectible accounts receivable. As of March 31, 2026 and December 31, 2025, the allowance for credit losses on trade receivables was $2,217 and $2,189, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	March 31, 2026		December 31, 2025
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$332,144	$332,122	$435,538	$435,926
1 - 5 years	70,567	70,341	76,533	76,594
Total	$402,711	$402,463	$512,071	$512,520
5. INVENTORIES
Inventories consist of the following:

	March 31,	December 31,
	2026	2025
Components and raw materials	$154,685	$155,412
Work-in-process	45,935	44,525
Finished goods	118,386	113,479
Total	$319,006	$313,416
The Company recorded inventory provisions totaling $4,869 and $9,470 for the three months ended March 31, 2026 and 2025, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials, work-in-process and finished goods.
6. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill:

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$71,735	$67,241
Foreign currency translation adjustment	(822)	1,376
Balance, end of period	$70,913	$68,617
Intangible assets, subject to amortization, consisted of the following:

	March 31, 2026				December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$64,441	$(37,239)	$27,202	11 years	$64,815	$(36,101)	$28,714	11 years
Technology, and Production know-how	42,841	(26,166)	16,675	8 years	43,267	(25,638)	17,629	8 years
Trademark and trade name	16,037	(12,743)	3,294	8 years	16,117	(12,527)	3,590	8 years
Patents	8,034	(8,034)	—	8 years	8,034	(8,034)	—	8 years
Total	$131,353	$(84,182)	$47,171		$132,233	$(82,300)	$49,933

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Amortization expense related to intangible assets for the three months ended March 31, 2026 and 2025 was $2,089 and $2,502, respectively. The estimated future amortization expense for intangible assets for the remainder of 2026 and subsequent years is as follows:

2026 (a)	2027	2028	2029	2030	Thereafter	Total
$5,926	$7,791	$7,416	$7,176	$4,231	$14,631	$47,171
(a) For the nine-month period beginning April 1, 2026.
7. OTHER LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2026	2025
Contract liabilities	$67,791	$66,209
Accrued compensation	66,094	81,943
Current portion of accrued warranty	16,986	17,348
Litigation settlement reserve (See Note 10 "Commitments and Contingencies")	13,500	—
Short-term lease liabilities	4,996	5,074
Other	15,482	14,275
Total	$184,849	$184,849
Other long-term liabilities and deferred income taxes consist of the following:

	March 31,	December 31,
	2026	2025
Unrecognized tax benefits	$15,333	$15,111
Accrued warranty	14,291	14,116
Long-term lease liabilities	11,316	12,176
Deferred income taxes	8,978	9,397
Other	8,753	11,313
Total	$58,671	$62,113
During the fourth quarter of 2024, the Company acquired 100% of the shares of Clean‐Lasersysteme GmbH ("cleanLASER"). The Company has a continued employment arrangement with one of the sellers subject to a potential earn-out payment based upon the achievement of certain financial and non-financial milestones. The Company has treated this potential payment as compensation expense that will be recorded pro-ratably over the employment arrangement period of 24 months. The Company has accrued $3,626 and $2,966 related to this arrangement within Accrued expenses and other current liabilities on the Company's Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 respectively.
8. PRODUCT WARRANTIES
The Company typically provides one to five years parts and service warranties on lasers, systems, and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Activity related to the warranty accrual was as follows:

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$31,464	$34,352
Provision for warranty accrual	4,289	1,742
Warranty claims	(4,087)	(3,779)
Foreign currency translation	(389)	801
Balance, end of period	$31,277	$33,116
Accrued warranty reported in the accompanying Condensed Consolidated Financial Statements as of March 31, 2026 and December 31, 2025 consist of $16,986 and $17,348 in Accrued expenses and other current liabilities, respectively, and $14,291 and $14,116 in Other long-term liabilities and deferred income taxes, respectively.
9. FINANCING ARRANGEMENTS
Revolving Line of Credit Facilities:

On June 24, 2025, the Company entered into a credit agreement with Bank of America, N.A. which matures on June 24, 2030. The credit agreement provides a $200,000 unsecured, revolving credit facility, of which $25,000 may be used for the issuance of letters of credit. The facility replaced the previous $75,000 U.S. revolving line of credit with a scheduled maturity date of June 30, 2025.

At March 31, 2026, there were no amounts drawn or guarantees issued on the credit facility. The remaining availability under the new line was $200,000 at March 31, 2026. At December 31, 2025, there were no amounts drawn or guarantees issued on the credit facility.

Under the credit agreement, the Company is required to meet certain financial covenants, which are tested quarterly and include an interest coverage ratio and a net leverage ratio. The interest coverage covenant requires the Company maintain a trailing twelve-month ratio of consolidated EBITDA to consolidated interest expense on all obligations that is at least 3.0 times. The net leverage covenant requires the Company maintain a trailing twelve-month ratio, which is the sum of all indebtedness for borrowed money on a consolidated basis, less cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50,000 up to a maximum of $500,000, to consolidated EBITDA that is less than 3.0 times. The Company was in compliance with the financial covenants as of March 31, 2026.

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

In addition, the Company maintains euro lines of credit with a total principal amount of €7,400 ($8,513 and $8,687 as of March 31, 2026 and December 31, 2025, respectively), which are available to certain European subsidiaries. At March 31, 2026 and December 31, 2025, there were no amounts drawn on the euro lines of credit, and there were $1,759 and $3,123, respectively, of guarantees issued against the facilities, which reduced the amount of the availability under the facilities.

Additionally, the Company has lines of credit totaling $21,370 in various countries, which are used for the issuance of letters of credit, guarantees, and overdrafts. As of March 31, 2026 guarantees totaling $1,759 were issued against these facilities. As of December 31, 2025, amounts drawn under these facilities totaled $1,059, and guarantees totaling $1,797 were issued against these facilities.
10. COMMITMENTS AND CONTINGENCIES

In December 2024, affiliates of Trumpf SE & Co. KG (“Trumpf”) filed patent lawsuits in two different Unified Patent Courts (UPC) located in Germany against IPG Laser GmbH & Co. KG alleging infringement of two patents granted by the European Patent Office by the Company's adjustable mode beam (AMB) lasers. In January 2026, the Company filed a

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
complaint against Trumpf in the U.S. District Court for the Eastern District of Texas alleging infringement of one U.S. Patent which covers IPG’s safety‑control electronics invention.
On February 25, 2026 and March 16, 2026, the UPC courts upheld the validity of the Trumpf patents and ruled that the Company’s AMB lasers infringed the two patents asserted in the UPC cases. IPG and Trumpf entered into a settlement agreement effective May 1, 2026 under which IPG will make a lump sum payment of $13,500 to Trumpf and license from Trumpf the two patents worldwide in exchange for a royalty. Also under the settlement, Trumpf agreed to withdraw the judgments, and the Company agreed to dismiss its complaint against Trumpf in the Texas matter and withdraw challenges to the two Trumpf patents.
The settlement provides additional evidence regarding conditions existing as of March 31, 2026 and therefore the Company has accrued the cost to settle these matters in Accrued expenses and other current liabilities on the Company's Condensed Consolidated Balance Sheets as of March 31, 2026. The cost of the settlement is reflected in Settlement of litigation matters in the Company's Condensed Consolidated Statements of Operations for the three months ended March 31, 2026, whereas the royalty charges are reflected in Cost of sales.
From time to time, the Company may be involved in legal disputes and other proceedings in the ordinary course of its business. These matters may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of March 31, 2026 and through the filing date of these Condensed Consolidated Financial Statements, the Company is aware of no additional ongoing legal proceedings that management estimates could have a material effect on the Company's Condensed Consolidated Financial Statements.
Effective January 1, 2025, the Company is self-insured for employee medical benefits in the United States. The employee medical obligations are managed by a third-party provider and the Company has accrued $3,006 and $3,024 related to this arrangement in Accrued expenses and other current liabilities within the Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025, respectively. To limit the Company’s potential liabilities for these risks, the Company purchases insurance from a third party that provides stop-loss protection for medical costs in the United States that exceed $225 per person per annum.
The Company provides product warranties on its lasers, laser and non-laser systems, and amplifiers. Refer to Note 8, "Product Warranties" for information related to the Company's warranty accrual.
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive income is the cumulative foreign currency translation adjustments. These adjustments are accumulated within the Condensed Consolidated Statements of Comprehensive (Loss) Income.
Total components of accumulated other comprehensive loss were as follows:

Foreign currency translation adjustments and other
Balance, January 1, 2026	$(38,383)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other, net of tax benefit of $66	(12,456)
Total other comprehensive loss	(12,456)
Balance, March 31, 2026	$(50,839)

Balance, January 1, 2025	$(119,367)
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other, net of tax expense of $97	27,129
Total other comprehensive income	27,129
Balance, March 31, 2025	$(92,238)

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
12. INCOME TAXES
The Provision for income taxes was a tax benefit of $565 and a tax expense of $6,857, for the three months ended March 31, 2026, and 2025, respectively. The effective tax rate was a benefit of (55.4)% for the three months ended March 31, 2026. This compares to the effective tax rate for the three months ended March 31, 2025 of 64.6%.
The decrease in tax expense was due to both a decrease of income before provision for income taxes and an increase in discrete tax benefits for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
For the three months ended March 31, 2026, the Company recorded net discrete tax benefits of $1,119, related primarily to equity-based compensation tax deductions in excess of the equity-based compensation expense recognized for financial reporting purposes. This compares to net discrete tax detriment of $4,614 for the three months ended March 31, 2025, related primarily to equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes. The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The following is a summary of the activity of the Company’s unrecognized tax benefits for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$15,111	$13,855
Change in prior period positions	(18)	—
Additions for tax positions in current period	91	55
Foreign currency translation	149	(192)
Balance, end of period	$15,333	$13,718
The liability for uncertain tax benefits is included in Other long-term liabilities and deferred income taxes. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate if those tax benefits are recognized.
13. NET INCOME PER COMMON SHARE
The following table sets forth the computation of diluted net income per common share following the treasury stock method:

	Three Months Ended March 31,
	2026	2025
Net income	$1,584	$3,758
Basic weighted average common shares	42,244,534	42,604,799
Dilutive effect of common stock equivalents	667,057	226,987
Diluted weighted average common shares	42,911,591	42,831,786
Basic net income per common share	$0.04	$0.09
Diluted net income per common share	$0.04	$0.09
The computation of diluted weighted average common shares excludes common stock equivalents including non-qualified stock options, performance stock units ("PSUs") and restricted stock units ("RSUs") because the effect of including

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Non-qualified stock options	427,883	585,170
Restricted stock units	111,105	342,468
Performance stock units	24,145	58,872
Total weighed average anti-dilutive shares outstanding	563,133	986,510
On February 12, 2026, the Company announced that its Board of Directors has authorized the purchase of up to $100,000 of IPG common stock. This authorization is in addition to the Company's previously authorized stock repurchase programs.
There were no repurchases for the three months ended March 31, 2026 and 2025 under either the February 2026 or February 2025 authorization. As of March 31, 2026, the Company had $100,000 remaining under the February 2026 authorization.
14. SEGMENT REPORTING
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
The CODM primarily utilizes "Net income" as well as "Net income per common share” included in the Company's Condensed Consolidated Statements of Operations as the key indicators in assessing the enterprise’s performance and allocating resources. In evaluating Net income, the CODM also reviews gross profit as well the Company's income before foreign exchange and other segment items to set and evaluate performance targets.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents the break-down of Net income, including significant segment expenses.

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Net sales	$265,497	$227,793
Cost of product sold and other expenses (a)	125,807	103,332
Manufacturing, service and other operations salaries, bonus, and benefits, including contractor costs	78,403	65,147
Other manufacturing expenses (b)	36,836	30,866
Capitalized labor and overhead	(75,048)	(61,364)
Cost of sales	165,998	137,981
Gross profit	99,499	89,812
Sales and marketing, research and development and general and administrative (c)	93,935	85,574
Income before foreign exchange and other segment items	5,564	4,238
Gain (loss) on foreign exchange	200	(2,411)
Interest income, net	6,922	7,444
Provision for income taxes	565	(6,857)
Other segment items (d)	(11,667)	1,344
Net income	$1,584	$3,758
(a) Includes cost of materials, labor and overhead, shipping costs, scrap, and inventory reserves.
(b) Includes depreciation and amortization, service, warranty, and other manufacturing expenses.
(c) Sales and marketing, research and development and general and administrative expenses are disclosed by period in the Company's Condensed Consolidated Statements of Operations.
(d) Other segment items includes settlement of litigation matters and other income, net.

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
Overview
We develop, manufacture and sell high-performance fiber lasers that are used for diverse end markets and applications, primarily in industrial manufacturing, medical, defense and other advanced applications. We also manufacture and sell complete laser-based systems for certain markets and applications. Additionally, we manufacture complementary products used with our lasers and laser-based systems, including optical delivery cables, fiber couplers, beam switches, optical processing heads, in-line sensors and chillers. We sell our products globally to original equipment manufacturers ("OEMs"), system integrators and end users. We market our products internationally, primarily through our direct sales force. Our manufacturing facilities are located in the United States, Germany, Italy, and Poland. We have sales and service offices and applications laboratories worldwide.
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
U.S. Government Tariffs. We continue to closely monitor changes in international trade relations and economic and monetary policies, including tariffs on imports into the U.S. from China, Germany and other countries, as well as retaliatory tariffs in affected countries, which could adversely impact the global economy and our operating results.
On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). While the decision may create a pathway for potential refunds of previously paid IEEPA tariffs, significant uncertainties remain, including the scope of eligible claims, administrative procedures, documentation requirements, timing of claim processing, the effect of any further governmental or judicial actions, and the ultimate collectability of any potential claims.
As of March 31, 2026, we have not recognized any benefit related to potential IEEPA tariff refunds due to the significant uncertainties surrounding the recovery process and ultimate realization of any potential IEEPA tariff refunds. We will continue to evaluate developments and will recognize any related amounts only when realization is considered probable and reasonably estimable under applicable accounting guidance.
The Supreme Court’s ruling has no direct impact on tariffs imposed under Section 232, including tariffs on steel and aluminum. The impact to gross margin from higher tariffs for the three months ended March 31, 2026 was approximately 160 basis points, as compared to the three months ended March 31, 2025.
Middle East Conflict. The ongoing conflict involving Iran and related instability in the Middle East has contributed to volatility in global transportation markets, including periodic increases in ocean freight, air cargo, fuel, insurance, and other shipping-related costs, as well as the potential for longer transit times on certain international routes. We continue to monitor these developments and work with logistics providers and suppliers to manage sourcing and distribution activities, including evaluating alternative routing and supply chain strategies where appropriate. Based on information currently available, we have not experienced material disruption to our operations and do not presently expect the related impact on freight and shipping costs to have a material effect on our business, results of operations, liquidity, or financial condition. However, the extent and duration of these conditions remain uncertain and could change in future periods.
Belarusian Operations. We manufacture laser cabinets and other mechanical components in Belarus. In response to the Russia-Ukraine conflict, the EU issued additional sanctions impacting commerce with Belarus on June 29, 2024, which restricted the supply of laser cabinets and other mechanical components from our factory in Belarus to our Germany operations after October 2, 2024. As a result of the sanctions and their impact on our Belarusian operations, we completed an impairment analysis of our Belarus assets during the third quarter of 2024 and recorded $26.6 million of impairment of long-lived asset in our Condensed Consolidated Statements of Operations. At March 31, 2026, the remaining value of the long-lived assets in Belarus was $4.3 million. The net working capital deficit excluding cash was $0.7 million and cash on hand was $0.6 million. The net asset value of our Belarus subsidiary has been reduced by $17.4 million due to the cumulative translation effect of the Belarusian ruble compared to the U.S. dollar, which is included in the accumulated other comprehensive loss component of stockholders' equity. We may incur additional asset impairment charges related to the Belarusian operations and the other comprehensive loss that is currently in the equity section of our Condensed Consolidated Balance Sheets could be charged to our Condensed Consolidated Statements of Operations.
We continue to review our operations in Belarus including potential strategic alternatives. We have qualified third party vendors to supply components previously supplied from Belarus and continue to purchase from them. Our Board of Directors monitors and continues to assess risks associated with our Belarusian operations.
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
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for industrial manufacturing, which includes general industrial manufacturing, automotive including electric vehicles ("EV"), other transportation, aerospace, heavy industry, but also may include consumer, semiconductor and electronics. Approximately 86% of our revenues for the first quarter of 2026, and 84% for the full fiscal year of 2025 were in Industrial Solutions and used in industrial applications, mostly for materials processing. Although applications within Industrial Solutions are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of industrial equipment and will be subject to the broader fluctuations of capital equipment spending.
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
The secular shift to fiber laser technology in large industrial processing applications, such as welding and cutting applications, had a positive effect on our sales trends in the past such that our sales trends were often better than other capital equipment manufacturers in both positive and negative economic cycles. As the secular shift to fiber laser technology matures in such applications, our sales trends are more susceptible to economic cycles, which can broadly affect the demand for capital equipment including machine tools and industrial lasers, and competition from other fiber laser manufacturers. Additionally, as our technology matures, we become subject to more competition which can affect sales trends.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $4.9 million and $9.5 million for the three months ended March 31, 2026 and 2025, respectively.
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
Foreign exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S. and Germany) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the euro, the Chinese yuan and Japanese yen have had and could have an additional significant impact on our sales, costs and earnings. For the quarter ended March 31, 2026, the foreign exchange gain was primarily attributable to the depreciation and appreciation of the Euro and Chinese yuan, respectively, as compared to the U.S. dollar, partially offset by the depreciation of the Indian rupee, as compared to the U.S. dollar. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Income taxes. On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. The U.S. has withdrawn support for Pillar Two and proposed a “side-by-side” solution under which U.S.-parented groups may be exempt from certain provisions of Pillar Two, subject to international agreement and local implementation. The impact of the Pillar Two Framework on our income tax provisions for the three months ended March 31, 2026 and 2025, respectively, was not material. We are continuing to evaluate the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from period to period. Net sales derived from our five largest customers as a percentage of our net sales was 20% for the three months ended March 31, 2026, and 16% and 13% for the full years ended December 31, 2025 and 2024, respectively. One of our customers accounted for 12% and 11% of our net accounts receivable as of March 31, 2026 and December 31, 2025, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our products. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Net sales. Net sales increased by $37.7 million, or 16.6%, to $265.5 million for the three months ended March 31, 2026 from $227.8 million for the three months ended March 31, 2025.

The table below sets forth sales by application:

	Three Months Ended March 31,
	2026		2025		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Industrial Solutions	$227,590	85.7%	$188,016	82.5%	$39,574	21.0%
Advanced Solutions	37,907	14.3%	39,777	17.5%	(1,870)	(4.7)%
Total	$265,497	100.0%	$227,793	100.0%	$37,704	16.6%
The table below sets forth sales by type of product:

	Three Months Ended March 31,
	2026		2025		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
Lasers and Components	$213,652	80.5%	$187,343	82.2%	$26,309	14.0%
Systems	51,845	19.5%	40,450	17.8%	11,395	28.2%
Total	$265,497	100.0%	$227,793	100.0%	$37,704	16.6%

Industrial Solutions sales accounted for 85.7% of total revenue and increased 21.0% year over year, as a result of higher sales in cutting, welding, cleaning and marking, partially offset by lower sales in additive manufacturing, custom applications, drilling and cladding. Advanced Solutions sales decreased 4.7% year over year driven by lower sales in micromachining and advanced applications, partially offset by higher sales due to increased demand of laser equipment used in medical procedures.
Cost of sales and gross margin. Cost of sales increased by $28.0 million, or 20.3%, to $166.0 million for the three months ended March 31, 2026 from $138.0 million for the three months ended March 31, 2025 due to the increase in cost of sales being higher than the growth in revenue. The primary reason for the increase in cost of sales was due to an increase in cost of products sold of $22.5 million and an increase of $4.7 million in tariffs.
Sales and marketing expense. Sales and marketing expense increased by $0.1 million, or 0.4%, to $24.5 million for the three months ended March 31, 2026 from $24.4 million for the three months ended March 31, 2025. This change was primarily the result of an increase of $0.5 million in personnel and related expenses, an increase of $0.3 million in costs related to trade fairs and exhibits, and an increase of $0.1 million in depreciation expense, partially offset by a decrease of $0.5 million in amortization expense, a decrease of $0.2 million in premises expense, and a decrease of $0.1 million in advertising expense. As a percentage of sales, sales and marketing expense was 9.2% and 10.7% for the three months ended March 31, 2026 and 2025, respectively.
Research and development expense. Research and development expense increased by $5.0 million, or 17.7%, to $33.3 million for the three months ended March 31, 2026, compared to $28.3 million for the three months ended March 31, 2025. This change was primarily the result of an increase of $3.8 million in personnel and related expenses, an increase of $0.7 million in lease expense, and an increase of $0.5 million in consultant fees. As a percentage of sales, research and development expense increased to 12.5% from 12.4% for the three months ended March 31, 2026 and 2025, respectively.
General and administrative expense. General and administrative expense increased by $3.3 million, or 10.1%, to $36.1 million for the three months ended March 31, 2026 from $32.8 million for the three months ended March 31, 2025. The change was primarily the result of an increase of $2.5 million in personnel and related expenses, an increase of $0.7 million in information systems expense, and an increase of $0.5 million in legal expense partially offset by an increase of $0.6 million of gain on sale of fixed assets and a decrease of $0.5 million of bad debt expense. As a percentage of sales, general and administrative expense was 13.6% and 14.4% for the three months ended March 31, 2026 and 2025, respectively.
Settlement of litigation matters. During the three months ended March 31, 2026, we recorded $13.5 million of legal settlement charges related to patent litigation with affiliates of Trumpf SE & Co. KG ("Trumpf"). The charge was recorded in operating expenses and reflects an agreed-upon settlement for past damages associated with sales of certain adjustable mode beam ("AMB") laser products. There were no settlement charges recorded during the three months ended March 31, 2025.
Effect of exchange rates on net sales, gross profit and operating expenses. If exchange rates relative to the U.S. dollar had been the same as the comparable quarter one year ago, which were on average euro 0.95, Japanese yen 153 and Chinese yuan

7.27, respectively, we estimate that net sales for the three months ended March 31, 2026 would have been $9.0 million lower, gross profit would have been $3.3 million lower and total sales and marketing, research and development, and general and administrative expenses would have been $3.2 million lower.
Gain on foreign exchange. We incurred a foreign exchange transaction gain of $0.2 million for the three months ended March 31, 2026 as compared to a $2.4 million loss for the three months ended March 31, 2025. Our European subsidiaries have certain net assets denominated in U.S. dollars, and our Indian, and Chinese subsidiaries have certain net liabilities denominated in U.S. dollars. The foreign exchange gain for the three months ended March 31, 2026 was primarily attributable to the depreciation and appreciation of the Euro and Chinese yuan, respectively, as compared to the U.S. dollar, partially offset by the depreciation of the Indian rupee, as compared to the U.S. dollar.
Interest income, net. Interest income, net was $6.9 million for the three months ended March 31, 2026 as compared to $7.4 million for the three months ended March 31, 2025. The change in interest income, net was primarily due to lower weighted average interest rates across our investment portfolio in the current period as compared to the prior year.
Provision for income taxes. The provision for income taxes was a benefit of $0.6 million and an expense of $6.9 million, for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate was (55.4)% for the three months ended March 31, 2026. This compares to the effective tax rate for the three months ended March 31, 2025 of 64.6%. The income tax benefit for the three months ended March 31, 2026 was primarily due to a discrete tax benefit related to equity-based compensation. In addition, a decrease of income before provision for income taxes in the three months ended March 31, 2026 as compared to March 31, 2025 also lead to the decrease in tax expense. Other discrete items for the three months ended March 2026 did not have a significant impact on our tax rate.
Net income. Net income decreased by $2.2 million to a net income of $1.6 million for the three months ended March 31, 2026 compared to a net income of $3.8 million for the three months ended March 31, 2025 due to the factors described above.
Liquidity and Capital Resources
We believe that our existing cash and cash equivalents, short and long-term investments, our cash flows from operations and our existing lines of credit provide us with the financial flexibility to meet our liquidity and capital needs. We expect to continue making investments in capital expenditures, evaluate acquisition opportunities, repurchase shares of our stock in accordance with our repurchase program, carry out research and development and invest in resources to strengthen our organization. The extent and timing of such expenditures may vary from period to period. Our future long-term capital requirements will depend on many factors including our level of sales, the impact of the economic environment on our growth, the timing and extent of spending to support development efforts, expansion of global sales and marketing activities, government regulation including trade sanctions and tariffs, the timing and introductions of new products, the need to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. In the near term, we will incur capital expenditures related to the expansion of capacity in Germany.
As of March 31, 2026, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
The following table presents our principal sources of liquidity:

	March 31,	December 31,
	2026	2025
	(In thousands)
Cash and cash equivalents	$480,761	$403,790
Short-term investments	332,144	435,538
Unused credit lines and overdraft facilities	226,365	224,432
Working capital (defined as current assets excluding cash, cash equivalents and short-term investments, minus current liabilities)	373,057	350,075
Included in cash and cash equivalents is $0.6 million of cash located in Belarus, as of March 31, 2026.
Short-term investments at March 31, 2026 consist of liquid investments including corporate bonds, commercial paper, U.S. Treasury and agency obligations and term deposits with original maturities of greater than three months but less than one year. See Note 4, "Fair Value Measurements" in the notes to the Condensed Consolidated Financial Statements for further information about our short-term investments.
The following table details our Credit Facilities as of March 31, 2026:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$200.0 million	SOFR plus 1.25% to 1.45%, depending on our performance	June 2030	Unsecured
Other Lines of Credit (2)	$21.4 million	Various	Various	Unsecured
Euro Credit Facilities (Germany) (3)	Euro 5.9 million ($6.8 million)	Various	Various	Unsecured, guaranteed by parent company
Euro Facility (4)	Euro 1.5 million ($1.7 million)	3M EURIBOR plus 1.25%(5)	N/A(5)	Common pool of assets of Italian subsidiary
(1) At March 31, 2026, there were no drawings and no guarantees issued.
(2) Other lines of credit available to certain foreign subsidiaries in U.S. dollars and their respective local currencies. At March 31, 2026, there were no amounts drawn on these lines; however, there were $1.8 million of guarantees issued against the lines which reduced total availability.
(3) The facilities are available to certain foreign subsidiaries in their respective local currencies. At March 31, 2026, there were no amounts drawn on these lines; however, there were $1.8 million of guarantees issued against the lines which reduced total availability.
(4) At March 31, 2026, there were no drawings and no guarantees issued.
(5) The facility does not have a stated maturity date. The interest rate in effect as of March 31, 2026 is fixed through September 2026. After that date, the interest rate may be renegotiated and availability may be terminated in accordance with the terms of the facility.

At March 31, 2026, our committed credit line is with Bank of America N.A. in the amount of $200.0 million. Under the credit agreement, we are required to meet certain financial covenants, which are tested quarterly and include an interest coverage ratio and a net leverage ratio. The interest coverage covenant requires we maintain a trailing twelve-month ratio of consolidated EBITDA to consolidated interest expense on all obligations that is at least 3.0 times. The net leverage covenant requires we maintain a trailing twelve-month ratio, which is the sum of all indebtedness for borrowed money on a consolidated basis, less cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50 million up to a maximum of $500 million, to consolidated EBITDA that is less than 3.0 times. We were in compliance with the financial covenants as of March 31, 2026.
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
See Note 9, "Financing Arrangements" in the notes to the Condensed Consolidated Financial Statements for further information about our facilities.

The following table presents cash flow activities:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash (used in) provided by operating activities	$(5,463)	$13,445
Cash provided by (used in) investing activities	95,246	(274,386)
Cash used in financing activities	(11,712)	(5,670)
Operating activities. Net cash used in operating activities increased by $18.9 million to an outflow of $5.5 million for the three months ended March 31, 2026 vs. an inflow of $13.4 million for the three months ended March 31, 2025, primarily due to an increase in cash incentive bonus payments as well as the impact of increases in working capital and a decrease in cash provided by net income after adding back non-cash expenses. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other current liabilities are typically not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items.
The increase in cash used in operating activities in the first quarter of 2026 when compared to the first quarter of 2025 primarily resulted from:

•an increase in cash bonus payments made in 2026 vs. 2025 based on improved financial performance;
•an increase in cash used by inventory as we manufactured more in the first quarter of 2026 compared to the first quarter of 2025 when we moderated our investments in inventory;
•an increase in cash used by accounts receivable due to higher sales at the end of the first quarter of 2026 and timing of collections;
•an increase in cash used by prepaid expenses and other assets due to higher prepayments made to vendors and timing of bank acceptance drafts; and
•an increase in net cash used by income and other taxes payable due to the timing of estimated tax payments made and refunds received from filing tax returns.
The increase in cash used in operating activities in the first quarter of 2026 when compared to the first quarter of 2025 was partially offset by:
•an increase in cash provided by accounts payable due to timing of payments; and
•an increase in cash provided by non-bonus related accrued personnel and lease expenses based on the timing of payments
Investing activities. Net cash provided by investing activities was $95.2 million for the three months ended March 31, 2026 as compared to cash used in investing activities of $274.4 million in 2025. The cash provided by investing activities in 2026 related to $110.7 million of net proceeds from the maturities of investments, and $0.8 million in proceeds from the sale of property, plant, and equipment, partially offset by $16.3 million of cash used for capital expenditures. The cash used in investing activities in 2025 primarily related to $249.8 million of net purchases of short-term investments and $24.8 million of cash used for capital expenditures.
Financing activities. Net cash used in financing activities was $11.7 million for the three months ended March 31, 2026 as compared to net cash used of $5.7 million in 2025. The cash used in financing activities in both years related to amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units. The amount disbursed to withhold these shares increased in 2026 compared to 2025 due to the vesting of restricted stock units at substantially higher stock prices.
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
The forward-looking statements included herein are based on current expectations of our management based on available information and involve a number of risks and uncertainties, all of which are difficult or impossible to accurately predict and many of which are beyond our control. As such, our actual results may differ significantly from those expressed in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in more detail in Item 1, "Business" and Item 1A, "Risk Factors" of Part I of the Form 10-K filed with the SEC for the year ended December 31, 2025 (the "Annual Report") and in Item 1A, "Risk Factors" of Part II of this quarterly report. Readers should carefully review these risks, as well as the additional risks described in other documents we file from time to time with the Securities and Exchange Commission. In light of the significant risks and uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to rely on such forward-looking information. We undertake no obligation to revise the forward-looking statements contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
Interest rate risk. Certain financial instruments of ours are subject to interest rate risk due to variable interest rates that fluctuate with market conditions. However, our exposure to market risk from interest rate fluctuations is limited. We maintain a portfolio of cash, cash equivalents, and short-term and long-term investments, which primarily includes bank deposits, money market funds, certificates of deposit, commercial paper, corporate bonds, and U.S. Treasury and agency securities. The majority of these investments mature within one year, although some corporate bonds have maturities approaching, but not exceeding, two years. Due to the short to intermediate-term nature of these instruments, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition or results of operations.
We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our borrowings on our bank credit facilities. Although our U.S. revolving line of credit and euro credit facilities have variable rates, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Chinese yuan. Changes in the exchange rate of the U.S. dollar versus the functional currencies of our subsidiaries affect the translated value and relative level of sales and net income that we report from one period to the next. In addition, our subsidiaries may have assets or liabilities denominated in a currency other than their functional currency which results in foreign exchange transaction gains and losses due to changes in the value of the functional currency versus the currency the assets and liabilities are denominated in. The gain on foreign exchange transactions totaled $0.2 million for the three months ended March 31, 2026 compared to a loss of $2.4 million for the three months ended March 31, 2025. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if we expect a currency movement to be beneficial to us in the short or medium term, we have, on occasions, chosen not to hedge or otherwise offset the underlying assets or liabilities. However, it is difficult to predict foreign currency movements accurately.
At March 31, 2026, our material foreign currency exposure is net U.S. dollar denominated assets at subsidiaries where the euro is the functional currency and U.S. dollar denominated liabilities where the Chinese yuan is the functional currency. The net U.S. dollar denominated assets are comprised of cash, third party receivables and inter-company receivables offset by third party and inter-company payables denominated in U.S. dollar. The U.S. dollar denominated liabilities are comprised of inter-company payables.
A 5% change in the relative exchange rate of the U.S. dollar to the euro as of March 31, 2026 applied to the net U.S. dollar asset balances, would result in a foreign exchange gain of $0.7 million if the U.S. dollar appreciated and a $0.8 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Chinese yuan as of March 31, 2026 applied to the net U.S. dollar liabilities balances, would result in a foreign exchange loss of $2.1 million if the U.S. dollar appreciated and a $2.3 million foreign exchange gain if the U.S. dollar depreciated.
In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. dollar as changes in the value of their functional currency relative to the U.S. dollar affect the translated amounts of our assets and liabilities. Changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss on the Condensed Consolidated Statements of Comprehensive (Loss) Income.
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of March 31, 2026. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 10, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified in our Annual Report or Quarterly Reports because they are common to all businesses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities for the three months ended March 31, 2026.
Issuer Purchases of Equity Securities
The following table reflects issuer purchases of equity securities for the three months ended March 31, 2026:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 — January 31, 2026	—	$—	—	$—
February 1, 2026 — February 28, 2026	2,952	152.58	—	100,000
March 1, 2026 — March 31, 2026	135,393	131.57	—	100,000
Total	138,345	$132.02	—	$100,000

(1)     Total number of shares (or units) purchased includes "withhold to cover" tax liabilities upon vesting of restricted stock awards. For the three months ended March 31, 2026, a total of 138,345 shares were withheld to cover at an average price of $132.02.

(2) On February 12, 2026, we announced that our Board of Directors authorized the purchase of up to $100 million of IPG common stock (the "February 2026 authorization"), exclusive of any fees, commissions or other expenses. Share repurchases under these purchase authorization were made periodically in open-market transactions using our working capital, and were subject to market conditions, legal requirements and other factors. The share purchase program authorizations did not obligate us to repurchase any dollar amount or number of our shares, and repurchases could be commenced or suspended from time to time without prior notice.
There were no share repurchases in the first quarter of 2026 under the February 2026 authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the Registrant's last fiscal quarter ended March 31, 2026, the following director and executive officers of the Registrant adopted Rule 10b5-1 trading arrangements:

•on March 17, 2026, Mr. Trevor Ness, Senior Vice President, Chief Revenue Officer of the Registrant, adopted a Rule 10b5-1 trading arrangement for the sale of up to 12,212 shares, including shares acquired upon exercise of stock options, over a period beginning June 17, 2026 and ending June 16, 2027 on the open market at prevailing prices, subject to minimum price thresholds; and
•on March 17, 2026 Dr. Eugene Scherbakov, Director of the Registrant, and Mr. Angelo P. Lopresti, Senior Vice President, General Counsel and Corporate Secretary of the Registrant, adopted a joint Rule 10b5-1 trading arrangement with the following trusts: the Valentin Gapontsev Trust I, the Valentin Gapontsev Trust II, the Valentin Gapontsev Trust III (of which Dr. Scherbakov and Mr. Lopresti are trustees), and Share 1 GST Exempt Marital Share A under Article III of Valentin Gapontsev Trust I U/A DTD 08/01/2022, and a related company, IP Fibre Devices (UK) Limited. The arrangement allows for the sale of up to 15,240 shares by Dr. Scherbakov and up to 17,184 shares by Mr. Lopresti, over a period beginning June 17, 2026 and ending April 17, 2027 on the open market at prevailing prices, subject to minimum price thresholds.
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

IPG PHOTONICS CORPORATION

Date: May 5, 2026	By:	/s/ Mark M. Gitin
Mark M. Gitin
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)