Form 10-Q
period 2026-06-30
IPG PHOTONICS CORP
filed 2026-08-04
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 3, 2026, there were 42,534,539 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2026	2025
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$399,225	$403,790
Short-term investments	472,094	435,538
Accounts receivable, net	181,960	181,734
Inventories	330,801	313,416
Prepaid income taxes	39,423	43,196
Prepaid expenses and other current assets	55,269	45,766
Total current assets	1,478,772	1,423,440
Long-term investments	32,693	76,533
Deferred income taxes, net	116,831	123,889
Goodwill	70,480	71,735
Intangible assets, net	44,893	49,933
Property, plant and equipment, net	641,916	637,516
Other assets	38,982	41,234
Total assets	$2,424,567	$2,424,280
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,879	$39,288
Accrued expenses and other current liabilities	192,458	184,849
Income taxes payable	3,986	9,900
Total current liabilities	239,323	234,037
Other long-term liabilities and deferred income taxes	58,066	62,113
Total liabilities	297,389	296,150
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 57,371,639 and 42,533,767 shares issued and outstanding, respectively, at June 30, 2026; 56,964,939 and 42,127,067 shares issued and outstanding, respectively, at December 31, 2025.	6	6
Treasury stock, at cost, 14,837,872 shares held at June 30, 2026 and December 31, 2025, respectively.	(1,555,629)	(1,555,629)
Additional paid-in capital	1,086,949	1,077,172
Retained earnings	2,651,790	2,644,964
Accumulated other comprehensive loss	(55,938)	(38,383)
Total stockholders' equity	2,127,178	2,128,130
Total liabilities and stockholders' equity	$2,424,567	$2,424,280
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net sales	$278,580	$250,721	$544,077	$478,514
Cost of sales	166,056	157,148	332,054	295,129
Gross profit	112,524	93,573	212,023	183,385
Operating expenses:
Sales and marketing	23,818	25,552	48,352	49,982
Research and development	31,004	29,937	64,313	58,273
General and administrative	36,545	34,882	72,637	67,690
Impairment charges	17,574	—	17,574	—
Settlement of litigation matters	(166)	—	13,334	—
(Gain) loss on foreign exchange	(782)	3,098	(982)	5,509
Total operating expenses	107,993	93,469	215,228	181,454
Operating income (loss)	4,531	104	(3,205)	1,931
Other income, net:
Interest income, net	7,110	8,001	14,032	15,445
Other income, net	900	166	2,733	1,510
Total other income	8,010	8,167	16,765	16,955
Income before provision for income taxes	12,541	8,271	13,560	18,886
Provision for income taxes	7,299	1,666	6,734	8,523
Net income	$5,242	$6,605	$6,826	$10,363
Net income per common share:
Basic	$0.12	$0.16	$0.16	$0.24
Diluted	$0.12	$0.16	$0.16	$0.24
Weighted average common shares outstanding:
Basic	42,470	42,481	42,358	42,543
Diluted	42,913	42,577	42,914	42,720
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$5,242	$6,605	$6,826	$10,363
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(5,099)	54,998	(17,555)	82,127
Total other comprehensive (loss) income	(5,099)	54,998	(17,555)	82,127
Comprehensive income (loss)	$143	$61,603	$(10,729)	$92,490

See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$6,826	$10,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,415	31,167
Deferred income taxes	5,473	(1,961)
Stock-based compensation	20,532	22,048
Impairment charges	17,574	—
Unrealized (gain) loss on foreign currency transactions	(1,489)	2,788
Provisions for inventory, warranty and bad debt	20,556	22,080
Amortization of premium/discount on investments	(3,309)	(8,308)
Other	2,159	2,595
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(1,737)	(23,001)
Inventories	(42,086)	(23,837)
Prepaid expenses and other assets	(8,035)	(8,516)
Accounts payable	5,548	8,940
Accrued expenses and other current liabilities	(18,894)	3,788
Income and other taxes payable	(2,204)	(26,917)
Net cash provided by operating activities	32,329	11,229
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(37,024)	(40,176)
Proceeds from sales of property, plant and equipment	1,006	563
Purchases of investments	(286,742)	(579,814)
Proceeds from maturities of investments	297,335	357,859
Deposit received from buyer for assets and liabilities held for sale	2,000	—
Other	85	52
Net cash used in investing activities	(23,340)	(261,516)
Cash flows from financing activities:
Payments for taxes related to net share settlement of equity awards less proceeds from issuance of common stock under employee stock option and purchase plans	(10,755)	(4,253)
Purchase of treasury stock net of excise tax, at cost	—	(30,204)
Net cash used in financing activities	(10,755)	(34,457)
Effect of changes in exchange rates on cash, cash equivalents and cash held for sale	(2,245)	23,888
Net decrease in cash, cash equivalents and cash held for sale	(4,011)	(260,856)
Cash and cash equivalents — Beginning of period	403,790	620,040
Cash, cash equivalents and cash held for sale — End of period (Note 15)	$399,779	$359,184
Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$8
Cash paid for income taxes, net of refunds	$3,408	$32,918
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$5,570	$3,874
Inventory transferred to machinery and equipment	$3,882	$970
Additions to property, plant and equipment included in accounts payable	$2,417	$1,337
Leased assets obtained in exchange for new operating lease liabilities	$1,864	$4,485
Excise tax on net share repurchases accrued in period	$—	$191
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, April 1, 2026	42,443,381	$6	(14,837,872)	$(1,555,629)	$1,075,709	$2,646,548	$(50,839)	$2,115,795
Vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	52,699	—	—	—	(1,441)	—	—	(1,441)
Common stock issued under employee stock purchase plan	37,687	—	—	—	2,398	—	—	2,398
Stock-based compensation	—	—	—	—	10,283	—	—	10,283
Net income	—	—	—	—	—	5,242	—	5,242
Foreign currency translation adjustments and other	—	—	—	—	—	—	(5,099)	(5,099)
Balance, June 30, 2026	42,533,767	$6	(14,837,872)	$(1,555,629)	$1,086,949	$2,651,790	$(55,938)	$2,127,178

Balance, April 1, 2025	42,729,426	$6	(14,084,413)	$(1,505,216)	$1,040,264	$2,617,626	$(92,238)	$2,060,442
Vesting of RSUs and PSUs, net of shares withheld for taxes	49,195	—	—	—	(944)	—	—	(944)
Common stock issued under employee stock purchase plan	42,279	—	—	—	2,467	—	—	2,467
Purchased common stock	(490,982)	—	(490,982)	(30,309)	—	—	—	(30,309)
Stock-based compensation	—	—	—	—	11,293	—	—	11,293
Net income	—	—	—	—	—	6,605	—	6,605
Foreign currency translation adjustments and other	—	—	—	—	—	—	54,998	54,998
Balance, June 30, 2025	42,329,918	$6	(14,575,395)	$(1,535,525)	$1,053,080	$2,624,231	$(37,240)	$2,104,552

	Six Months Ended June 30,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2026	42,127,067	$6	(14,837,872)	$(1,555,629)	$1,077,172	$2,644,964	$(38,383)	$2,128,130
Vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	369,013	—	—	—	(13,152)	—	—	(13,152)
Common stock issued under employee stock purchase plan	37,687	—	—	—	2,397	—	—	2,397
Stock-based compensation	—	—	—	—	20,532	—	—	20,532
Net income	—	—	—	—	—	6,826	—	6,826
Foreign currency translation adjustments and other	—	—	—	—	—	—	(17,555)	(17,555)
Balance, June 30, 2026	42,533,767	$6	(14,837,872)	$(1,555,629)	$1,086,949	$2,651,790	$(55,938)	$2,127,178

Balance, January 1, 2025	42,548,561	$6	(14,084,413)	$(1,505,321)	$1,035,285	$2,613,868	$(119,367)	$2,024,471
Vesting of RSUs and PSUs, net of shares withheld for taxes	230,060	—	—	—	(6,720)	—	—	(6,720)
Common stock issued under employee stock purchase plan	42,279	—	—	—	2,467	—	—	2,467
Purchased common stock	(490,982)	—	(490,982)	(30,204)	—	—	—	(30,204)
Stock-based compensation	—	—	—	—	22,048	—	—	22,048
Net income	—	—	—	—	—	10,363	—	10,363
Foreign currency translation adjustments and other	—	—	—	—	—	—	82,127	82,127
Balance, June 30, 2025	42,329,918	$6	(14,575,395)	$(1,535,525)	$1,053,080	$2,624,231	$(37,240)	$2,104,552
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
Beginning in the current fiscal year, the Company revised the categories used to disaggregate revenue by application and by product to better reflect how management evaluates the business. Certain prior-period amounts have been reclassified to conform to the current-period presentation. These changes had no impact on total revenue or other previously reported condensed consolidated financial statement amounts. See further details in Note 3, "Revenues From Contracts With Customers".
In February 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Subsequent to the ruling, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to refund IEEPA duties previously collected. The Company accounts for IEEPA tariff refunds as well as refunds claimed under other tariff recovery programs when they are deemed to be probable, in accordance with the loss recovery model provided in ASC 410-30 "Environmental Obligations". The Company recorded tariff refund benefits of $4,711 and $5,056 in Cost of Sales for the three and six months ended June 30, 2026, respectively. No tariff refunds were recorded for the three or six months ended June 30, 2025.
The Company accounts for disposal and impairment charges in accordance with ASC 360-10 "Property, Plant and Equipment" which specifies that a disposal group should be classified as held for sale when management with approval authority has committed to a sale, the sale is deemed probable and is expected to be complete within one year, and it is unlikely that significant changes will be made to the plan, amongst other criteria. The disposal group that is held for sale is measured at the lower of its fair value less cost to sell or its carrying value. In the second quarter of 2026, the Company entered into an agreement to sell its operations in Belarus. The Company expects the sale to be complete within the next twelve months subject to regulatory approvals and other customary closing conditions. Therefore, the Company has reclassified the assets and liabilities of its Belarusian operations to Assets held for sale and Liabilities held for sale, respectively, as of June 30, 2026 and has recorded an impairment charge of $17,574 to adjust the carrying value of the disposal group to its fair value less costs to sell. The impairment charge is primarily attributed to the inclusion of cumulative currency translation adjustments in the carrying value of the disposal group's net assets. Refer to Note 15 "Assets and Liabilities Held for Sale" for further details.
In the opinion of the Company's management, the financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of results that may be expected for the entire year.
Subsequent Events — The Company has considered the impact of subsequent events through the filing date of these financial statements. Refer to Note 16 "Subsequent Events" for a discussion of material events occurring subsequent to June 30, 2026.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Pronouncement — In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which provides a practical expedient to apply ASC 326 to current accounts receivable and current contract assets. The practical expedient allows the Company to make a policy election to assume that current conditions as of the balance sheet date will not change for the remaining lives of the assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those years. The Company adopted ASU No. 2025-05 in the first quarter of fiscal year 2026 and it did not have a material impact on the Condensed Consolidated Financial Statements and disclosures as a result of the adoption.

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
In December 2025, the FASB issued ASU No. 2025‑10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (“ASU 2025‑10”), which establishes authoritative guidance on the accounting for government grants received by business entities, including guidance for a grant related to an asset and a grant related to income. The new standard allows for a number of accounting policy elections to be made upon adoption and be applied to the subsequent grants received on a prospective basis. ASU 2025‑10 is effective for annual reporting periods beginning after December 15, 2028, and interim periods within those annual reporting periods. The Company does not expect the adoption of this ASU to have a material impact on its Condensed Consolidated Financial Statements.
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
In May 2026, the FASB issued ASU No. 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)” (“ASU 2026‑02”), which establishes authoritative guidance on the accounting for environmental credits and environmental credit obligations. ASU 2026-02 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company does not expect the adoption of this ASU to have a material impact on its Condensed Consolidated Financial Statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Sales are derived from products for different applications: lasers, systems, and components are sold into industrial solutions and advanced solutions which includes medical, defense, micromachining, scientific, instrumentation and other advanced solutions.
Effective in the first quarter of fiscal 2026, the Company revised its sales by application presentation to better reflect the Company's strategic growth initiatives and provides a clearer separation between the Company's industrial and non-industrial businesses, giving better visibility into the distinct performance and growth profiles of each. Under the revised presentation, sales are presented in two application categories: Industrial Solutions and Advanced Solutions, and prior-period amounts have been reclassified to conform to the current-period presentation. The revised categories substantially correspond to the Company’s historical application categories, with sales previously classified as materials processing generally presented within Industrial Solutions and sales previously classified as other applications generally presented within Advanced Solutions. The only quantitative reclassification in conforming prior-period amounts was the reclassification of micromachining sales from Industrial Solutions to Advanced Solutions, which increased Advanced Solutions sales and decreased Industrial Solutions sales by $7,372 and $15,074, respectively, for the three and six months ended June 30, 2025, respectively. This presentation change did not affect total sales. The following table presents the disaggregation of revenue under the new application framework:

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales by Application
Industrial Solutions	$237,043	$204,880	$464,633	$392,896
Advanced Solutions	41,537	45,841	79,444	85,618
Total	$278,580	$250,721	$544,077	$478,514
Additionally, beginning in the first quarter of fiscal 2026, the Company updated its sales by product presentation to align with its current product reporting framework. Sales by product are now presented in two categories: Lasers and Components and Systems, and prior-period amounts have been conformed to the current-period presentation. Under the historical presentation, sales were disaggregated into High Power Continuous Wave (“CW”) Lasers, Medium Power CW Lasers, Pulsed Lasers, Quasi-Continuous Wave (“QCW”) Lasers, Laser and Non-Laser Systems, and Other Revenue including Other Lasers, Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue ("Other Revenue"). Under the updated presentation, the historical non-system laser categories, including High and Medium Power CW, QCW and Pulsed lasers, are included within Lasers and Components, while Laser and Non-Laser Systems is included within Systems. Amounts historically presented within Other Revenue have been allocated between Lasers and Components and Systems based on the nature of the underlying products. For the three months ended June 30, 2025, $49,671 and $14,792 of sales previously included in Other Revenue were reclassified to Lasers and Components and Systems, respectively. For the six months ended June 30, 2025, $95,648 and $22,188 of sales previously included in Other Revenue have been allocated between Lasers and Components and Systems, respectively, based on the nature of the underlying products. These presentation changes did not affect total sales. The following table presents revenue disaggregated under the new product framework:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales by Product
Lasers and Components	$219,814	$196,175	$433,466	$383,518
Systems	58,766	54,546	110,611	94,996
Total	$278,580	$250,721	$544,077	$478,514

The following tables represent a disaggregation of revenue from contracts with customers by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales by Geography
North America (1)	$72,200	$73,895	$143,723	$130,267
Europe:
Germany	27,678	22,299	50,697	47,002
Other	31,637	34,239	67,637	66,405
Total Europe	59,315	56,538	118,334	113,407
Asia:
China	95,731	74,174	179,526	142,032
Japan	11,885	15,803	26,239	27,466
Other	31,071	26,793	61,409	59,968
Total Asia	138,687	116,770	267,174	229,466
Rest of World	8,378	3,518	14,846	5,374
Total	$278,580	$250,721	$544,077	$478,514
(1) The substantial majority of sales in North America are to customers in the United States.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Timing of Revenue Recognition
Goods and services transferred at a point in time	$267,991	$243,876	$523,089	$467,898
Goods and services transferred over time	10,589	6,845	20,988	10,616
Total	$278,580	$250,721	$544,077	$478,514
One of the Company's customers accounted for 12% and 11% of the Company's net accounts receivable as of June 30, 2026 and December 31, 2025, respectively.
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
The following table reflects the changes in the Company's contract assets and liabilities for the six months ended June 30, 2026 and 2025:

	June 30,	January 1,		June 30,	January 1,
	2026	2026	Change	2025	2025	Change
Contract assets
Contract assets	$5,419	$3,464	$1,955	$1,501	$4,737	$(3,236)
Contract liabilities
Contract liabilities - current	59,194	66,209	(7,015)	60,615	56,454	4,161
Contract liabilities - long-term	3,326	3,336	(10)	3,382	2,882	500
During the three months ended June 30, 2026 and 2025, the Company recognized revenue of $7,525 and $12,825, respectively, that was included in contract liabilities at the beginning of each year. During the six months ended June 30, 2026 and 2025, the Company recognized revenue of $34,935 and $34,039, respectively, that was included in contract liabilities at the beginning of each year.
The Company has elected the practical expedient in ASC 606-10-50-14, whereby the performance obligations for contracts with an original expected duration of one year or less are not disclosed. The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of June 30, 2026:

	Remaining Performance Obligations
	2026 (a)	2027	2028	2029	2030	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$1,734	$2,007	$1,223	$695	$255	$208	$6,122
Revenue to be earned over time from contracts to sell large scale materials processing systems	14,023	1,556	—	—	—	—	15,579
Total	$15,757	$3,563	$1,223	$695	$255	$208	$21,701
(a) For the six-month period beginning July 1, 2026.
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
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the Condensed Consolidated Balance Sheets:

	Fair Value Measurements at June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$118,293	$118,293	$—	$—
Commercial paper	48,298	—	48,298	—
Term deposits	29,492	—	29,492	—
Total cash equivalents	196,083	118,293	77,790	—
Short-term investments:
Commercial paper	225,487	—	225,487	—
Corporate bonds	172,428	—	172,428	—
U.S. Treasury and agency obligations	70,773	—	70,773	—
Term deposits	3,161	—	3,161	—
Total short-term investments	471,849	—	471,849	—
Long-term investments:
Corporate bonds	32,575	—	32,575	—
Total long-term investments	32,575	—	32,575	—
Total	$700,507	$118,293	$582,214	$—

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
There were no impairments for the investments considered held-to-maturity during the three and six months ended June 30, 2026 and 2025. There were no current expected credit loss allowances for the investments considered held-to-maturity at June 30, 2026 and December 31, 2025. The Company holds highly-rated held-to-maturity instruments that are within five years of maturity.
The Company did not have any allowance for credit losses other than the allowance for uncollectible accounts receivable. As of June 30, 2026 and December 31, 2025, the allowance for credit losses on trade receivables was $2,697 and $2,189, respectively.
The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	June 30, 2026		December 31, 2025
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$472,094	$471,849	$435,538	$435,926
1 - 5 years	32,693	32,575	76,533	76,594
Total	$504,787	$504,424	$512,071	$512,520
5. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2026	2025
Components and raw materials	$158,274	$155,412
Work-in-process	51,589	44,525
Finished goods	120,938	113,479
Total	$330,801	$313,416
The Company recorded inventory provisions totaling $5,704 and $7,839 for the three months ended June 30, 2026 and 2025, respectively, and $10,573 and $17,309 for the six months ended June 30, 2026 and 2025, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials, work-in-process and finished goods.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
6. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill:

	Six Months Ended June 30,
	2026	2025
Balance, beginning of period	$71,735	$67,241
Foreign currency translation adjustment	(1,255)	4,522
Balance, end of period	$70,480	$71,763
Intangible assets, subject to amortization, consisted of the following:

	June 30, 2026				December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$64,279	$(38,417)	$25,862	11 years	$64,815	$(36,101)	$28,714	11 years
Technology, and Production know-how	42,666	(26,737)	15,929	8 years	43,267	(25,638)	17,629	8 years
Trademark and trade name	16,003	(12,901)	3,102	8 years	16,117	(12,527)	3,590	8 years
Patents	8,034	(8,034)	—	8 years	8,034	(8,034)	—	8 years
Total	$130,982	$(86,089)	$44,893		$132,233	$(82,300)	$49,933
Amortization expense related to intangible assets for the three months ended June 30, 2026 and 2025 was $2,021 and $2,593, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was $4,110 and $5,096, respectively. The estimated future amortization expense for intangible assets for the remainder of 2026 and subsequent years is as follows:

2026 (a)	2027	2028	2029	2030	Thereafter	Total
$3,901	$7,773	$7,398	$7,158	$4,213	$14,450	$44,893
(a) For the six-month period beginning July 1, 2026.
7. OTHER LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2026	2025
Contract liabilities	$59,194	$66,209
Accrued compensation	78,435	81,943
Current portion of accrued warranty	17,103	17,348
Liabilities held for sale (See Note 15 "Assets and Liabilities Held for Sale")	13,799	—
Short-term lease liabilities	5,186	5,074
Other	18,741	14,275
Total	$192,458	$184,849

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Other long-term liabilities and deferred income taxes consist of the following:

	June 30,	December 31,
	2026	2025
Unrecognized tax benefits	$15,588	$15,111
Accrued warranty	14,337	14,116
Long-term lease liabilities	11,068	12,176
Deferred income taxes	8,055	9,397
Other	9,018	11,313
Total	$58,066	$62,113
During the fourth quarter of 2024, the Company acquired 100% of the shares of Clean‐Lasersysteme GmbH ("cleanLASER"). The Company has a continued employment arrangement with one of the sellers subject to a potential earn-out payment based upon the achievement of certain financial and non-financial milestones. The Company has treated this potential payment as compensation expense that will be recorded pro-ratably over the employment arrangement period of 24 months. The Company has accrued $3,041 and $2,966 related to this arrangement within Accrued expenses and other current liabilities on the Company's Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.
8. PRODUCT WARRANTIES
The Company typically provides one to five years parts and service warranties on lasers, systems, and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
Activity related to the warranty accrual was as follows:

	Six Months Ended June 30,
	2026	2025
Balance, beginning of period	$31,464	$34,352
Provision for warranty accrual	9,170	3,877
Warranty claims	(8,642)	(7,388)
Foreign currency translation	(552)	2,449
Balance, end of period	$31,440	$33,290
Accrued warranty reported in the accompanying Condensed Consolidated Financial Statements as of June 30, 2026 and December 31, 2025 consist of $17,103 and $17,348 in Accrued expenses and other current liabilities, respectively, and $14,337 and $14,116 in Other long-term liabilities and deferred income taxes, respectively.
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

At June 30, 2026, there were no amounts drawn or guarantees issued on the credit facility. The remaining availability under the new line was $200,000 at June 30, 2026. At December 31, 2025, there were no amounts drawn or guarantees issued on the credit facility.

Under the credit agreement, the Company is required to meet certain financial covenants, which are tested quarterly and include an interest coverage ratio and a net leverage ratio. The interest coverage covenant requires the Company maintain a trailing twelve-month ratio of consolidated EBITDA to consolidated interest expense on all obligations that is at least 3.0 times. The net leverage covenant requires the Company maintain a trailing twelve-month ratio, which is the sum of all indebtedness for borrowed money on a consolidated basis, less cash and available marketable securities not classified as long-term

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
investments in the U.S. in excess of $50,000 up to a maximum of $500,000, to consolidated EBITDA that is less than 3.0 times. The Company was in compliance with the financial covenants as of June 30, 2026.

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

In addition, the Company maintains euro lines of credit with a total principal amount of €7,400 ($8,441 and $8,687 as of June 30, 2026 and December 31, 2025, respectively), which are available to certain European subsidiaries. At June 30, 2026 and December 31, 2025, there were no amounts drawn on the euro lines of credit, and there were $1,618 and $3,123, respectively, of guarantees issued against the facilities, which reduced the amount of the availability under the facilities.

Additionally, the Company has lines of credit totaling $21,302 in various countries, which are used for the issuance of letters of credit, guarantees, and overdrafts. As of June 30, 2026, guarantees and overdrafts totaling $2,243 were issued against these facilities. As of December 31, 2025, amounts drawn under these facilities totaled $1,059, and guarantees totaling $1,797 were issued against these facilities.
10. COMMITMENTS AND CONTINGENCIES

In December 2024, affiliates of Trumpf SE & Co. KG (“Trumpf”) filed patent lawsuits in two different Unified Patent Courts (UPC) located in Germany against IPG Laser GmbH & Co. KG alleging infringement of two patents granted by the European Patent Office by the Company's adjustable mode beam (AMB) lasers. In January 2026, the Company filed a complaint against Trumpf in the U.S. District Court for the Eastern District of Texas alleging infringement of one U.S. Patent which covers IPG’s safety‑control electronics invention.
On February 25, 2026 and March 16, 2026, the UPC courts upheld the validity of the Trumpf patents and ruled that the Company’s AMB lasers infringed the two patents asserted in the UPC cases. IPG and Trumpf entered into a settlement agreement effective May 1, 2026 under which IPG made a lump sum payment of $13,334, net of the favorable impact of foreign currency changes, to Trumpf and licensed from Trumpf the two patents worldwide in exchange for a royalty. Also under the settlement, Trumpf agreed to withdraw the judgments, and the Company agreed to dismiss its complaint against Trumpf in the Texas matter and withdraw challenges to the two Trumpf patents.
The cost of the settlement is reflected in Settlement of litigation matters in the Company's Condensed Consolidated Statements of Operations whereas the royalty charges are reflected in Cost of sales.
From time to time, the Company may be involved in legal disputes and other proceedings in the ordinary course of its business. These matters may include allegations of infringement of intellectual property, commercial disputes and employment matters. As of June 30, 2026 and through the filing date of these Condensed Consolidated Financial Statements, the Company is aware of no additional ongoing legal proceedings that management estimates could have a material effect on the Company's Condensed Consolidated Financial Statements.
Effective January 1, 2025, the Company is self-insured for employee medical benefits in the United States. The employee medical obligations are managed by a third-party provider and the Company has accrued $1,978 and $3,024 related to this arrangement in Accrued expenses and other current liabilities within the Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025, respectively. To limit the Company’s potential liabilities for these risks, the Company purchases insurance from a third party that provides stop-loss protection for medical costs in the United States that exceed $225 per person per annum.
The Company provides product warranties on its lasers, laser and non-laser systems, and amplifiers. Refer to Note 8, "Product Warranties" for information related to the Company's warranty accrual.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive (loss) income includes charges and credits to equity that are not the result of transactions with stockholders. Included within comprehensive (loss) income is the cumulative foreign currency translation adjustments. These adjustments are accumulated within the Condensed Consolidated Statements of Comprehensive Income (Loss).
Total components of accumulated other comprehensive loss were as follows:

Foreign currency translation adjustments and other
Balance, April 1, 2026	$(50,839)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other, net of tax expense of $11	(5,099)
Total other comprehensive loss	(5,099)
Balance, June 30, 2026	$(55,938)

Balance, April 1, 2025	$(92,238)
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other, net of tax expense of $215	54,998
Total other comprehensive income	54,998
Balance, June 30, 2025	$(37,240)

Foreign currency translation adjustments and other
Balance, January 1, 2026	$(38,383)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other, net of tax benefit of $54	(17,555)
Total other comprehensive loss	(17,555)
Balance, June 30, 2026	$(55,938)

Balance, January 1, 2025	$(119,367)
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other, net of tax expense of $312	82,127
Total other comprehensive income	82,127
Balance, June 30, 2025	$(37,240)

12. INCOME TAXES
The Provision for income taxes was a tax expense of $7,299 and $1,666, for the three months ended June 30, 2026 and 2025, respectively and $6,734 and $8,523 for the six months ended June 30, 2026 and 2025 respectively. The effective tax rate was 58.2% and 20.1% for the three months ended June 30, 2026 and 2025, respectively and 49.7% and 45.1% for the six months ended June 30, 2026 and 2025, respectively.
The increase in tax expense was primarily due to an increase of income before provision for income taxes, excluding impairment charges, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The decrease in tax expense for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to an increase in equity-based compensation expense allowed for tax purposes in excess of the deductions reflected for financial statement income. This decrease was largely offset by an increase of income before provision for income taxes, excluding impairment charges.
The discrete tax detriment was $284 for the three months ended June 30, 2026 as compared to a discrete tax detriment of $275 for the three months ended June 30, 2025.

For the six months ended June 30, 2026, the Company recorded net discrete tax benefits of $835 related primarily to equity-based compensation tax deductions in excess of the amount recognized for financial statement income which was partially offset by detriments from the filing of prior tax returns and other adjustments. This compares to a net discrete tax detriment of $4,889 for the six months ended June 30, 2025, related primarily to equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes. The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The following is a summary of the activity of the Company’s unrecognized tax benefits for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Balance, beginning of period	$15,111	$13,855
Change in prior period positions	(18)	—
Additions for tax positions in current period	144	109
Foreign currency translation	351	(604)
Balance, end of period	$15,588	$13,360
The liability for uncertain tax benefits is included in Other long-term liabilities and deferred income taxes. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate if those tax benefits are recognized.
13. NET INCOME PER COMMON SHARE
The following table sets forth the computation of diluted net income per common share following the treasury stock method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$5,242	$6,605	$6,826	$10,363
Basic weighted average common shares	42,470,438	42,480,862	42,358,092	42,542,517
Dilutive effect of common stock equivalents	442,489	96,465	555,739	177,885
Diluted weighted average common shares	42,912,927	42,577,327	42,913,831	42,720,402
Basic net income per common share	$0.12	$0.16	$0.16	$0.24
Diluted net income per common share	$0.12	$0.16	$0.16	$0.24
The computation of diluted weighted average common shares excludes common stock equivalents including non-qualified stock options, performance stock units ("PSUs"), restricted stock units ("RSUs") and employee stock purchase plan

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
("ESPP") because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-qualified stock options	395,662	541,147	411,703	563,037
Restricted stock units	234,570	395,589	172,364	381,939
Performance stock units	51,739	58,872	38,018	58,872
Employee stock purchase plan	—	11,032	—	—
Total weighted average anti-dilutive shares outstanding	681,971	1,006,640	622,085	1,003,848
On February 12, 2026, the Company announced that its Board of Directors has authorized the purchase of up to $100,000 of IPG common stock. This authorization is in addition to the Company's previously authorized stock repurchase programs.
There were no repurchases for the three and six months ended June 30, 2026 under the February 2026 authorization. For the three and six months ended June 30, 2025 the Company repurchased 490,982 shares under the February 2024 authorization with a weighted average price of $61.10 per share in the open market. The impact on the reduction of weighted average shares for the three and six months ended June 30, 2025 was 264,454 and 132,954 shares, respectively. As of June 30, 2026, the Company had $100,000 remaining under the February 2026 authorization.
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

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents the break-down of Net income, including significant segment expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net sales	$278,580	$250,721	$544,077	$478,514
Cost of product sold and other expenses (a)	126,750	124,196	252,557	227,528
Manufacturing, service and other operations salaries, bonus, and benefits, including contractor costs	78,905	73,173	157,308	138,320
Other manufacturing expenses (b)	38,130	29,879	74,966	60,745
Capitalized labor and overhead	(77,729)	(70,100)	(152,777)	(131,464)
Cost of sales	166,056	157,148	332,054	295,129
Gross profit	112,524	93,573	212,023	183,385
Sales and marketing, research and development and general and administrative (c)	91,367	90,371	185,302	175,945
Income before foreign exchange and other segment items	21,157	3,202	26,721	7,440
Gain (loss) on foreign exchange	782	(3,098)	982	(5,509)
Interest income, net	7,110	8,001	14,032	15,445
Provision for income taxes	(7,299)	(1,666)	(6,734)	(8,523)
Other segment items (d)	(16,508)	166	(28,175)	1,510
Net income	$5,242	$6,605	$6,826	$10,363
(a) Includes cost of materials, labor and overhead, shipping costs, scrap, and inventory reserves.
(b) Includes depreciation and amortization, service, warranty, and other manufacturing expenses.
(c) Sales and marketing, research and development and general and administrative expenses are disclosed by period in the Company's Condensed Consolidated Statements of Operations.
(d) Other segment items include settlement of litigation matters, impairment charges and other income, net.

15. ASSETS AND LIABILITIES HELD FOR SALE

In May 2026, the Company entered into an agreement to sell its Belarus operation as European Union sanctions restricted the supply of laser cabinets and other mechanical components from its factory in Belarus to its Germany operations. As a result, the Company classified its Belarus operation as held for sale during the second quarter of 2026. The Company is working with the buyer to complete the transaction and, subject to regulatory approvals and other customary closing conditions, expects the sale to be completed within the next twelve months.

Prior to measuring the disposal group at fair value less costs to sell, the Company assessed the carrying value of the individual assets and liabilities included in the disposal group and as a result, the Company recorded impairment charges of $17,574 primarily attributed to the inclusion of cumulative currency translation adjustments in the carrying value of the subsidiary's net assets.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Assets and liabilities held for sale consist of the following:

June 30,
2026
Cash and cash equivalents	$554
Other assets	453
Assets held for sale	$1,007

Accounts payable, accrued expenses and other current liabilities	$1,153
Unallocated impairment charges (1)	12,646
Liabilities held for sale	$13,799
(1) Includes approximately $17,542 of unfavorable cumulative foreign currency translation adjustments (CTA), net of $4,896 recorded as a reduction of long-lived assets. The translation adjustments are currently reflected in Accumulated Other Comprehensive Loss.

As of June 30, 2026, the assets and liabilities classified as held for sale are included within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets.

The reconciliation of the Company's cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents, and cash held for sale in the Consolidated Statement of Cash Flows is as follows:

June 30,
2026
Cash and cash equivalents	$399,225
Cash held for sale	554
Cash, cash equivalents, and cash held for sale	$399,779
16. SUBSEQUENT EVENTS
On July 16, 2026, the Company announced that it entered into a put option agreement with Lumibird S.A., relating to the proposed acquisition of 100% of the outstanding shares of Lumibird Medical, a French société par actions simplifiée. The exercise of the put option is subject to successful completion of a consultation process with Lumibird Medical's works council in accordance with French law. The proposed purchase price is €300,000 on a cash-free, debt-free basis, payable in cash at closing, subject to customary adjustments, in addition to a contingent earn-out of up to €50,000 based on the achievement of certain financial performance targets in 2026 and 2027. The parties’ obligations to complete the transaction following execution of definitive documents will be subject to certain customary conditions and approvals, including authorization by the French Minister of the Economy under the French foreign direct investment regime. The acquisition is expected to close in the fourth quarter of 2026.

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
On February 20, 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs. The decision did not affect tariffs imposed under Section 232, including tariffs on steel and aluminum. We subsequently applied for refunds of tariffs assessed under IEEPA in accordance with processes established by U.S. Customs.
We account for IEEPA tariff refunds, and claims made under other tariff relief mechanisms, as recoveries of previously incurred tariff costs when such refunds are deemed probable of recovery. During the three and six months ended June 30, 2026, we recognized $4.7 million and $5.1 million, respectively, as a reduction of Cost of sales related to these programs. The benefit to gross margin from tariff recoveries for the three and six months ended June 30, 2026 was approximately 170 and 90 basis points, respectively. We will continue to evaluate developments and recognize additional recoveries when the applicable recognition criteria are met.
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
Belarusian Operations. In response to the Russia-Ukraine conflict, the EU issued additional sanctions impacting commerce with Belarus on June 29, 2024, which restricted the supply of laser cabinets and other mechanical components from our factory in Belarus to our Germany operations after October 2, 2024. Because of sanctions, we completed an impairment analysis of our Belarus assets during the third quarter of 2024 and recorded $26.6 million of impairment of long-lived asset in our Condensed Consolidated Statements of Operations.
During the second quarter of 2026, we entered into an agreement to sell our Belarusian operations and concluded that the related assets and liabilities of the business met the criteria to be classified as held for sale. Accordingly, the disposal group was remeasured at the lower of carrying value or estimated fair value less costs to sell, resulting in an impairment charge of $17.6 million in the quarter, primarily attributed to the inclusion of cumulative currency translation adjustments in the carrying value of the subsidiary's net assets. Future changes in estimated fair value less costs to sell, foreign currency exchange rates, or other developments related to the planned disposition could result in additional charges or adjustments.
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
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for industrial manufacturing, which includes general industrial manufacturing, automotive including electric vehicles ("EV"), battery energy storage systems ("BESS"), aerospace, heavy industry, but also may include consumer, semiconductor and electronics. Approximately 85% of our revenues for the first half of 2026, and 84% for the full fiscal year of 2025 were in Industrial Solutions and used in industrial applications, mostly for materials processing. Although applications within Industrial Solutions are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of industrial equipment and will be subject to the broader fluctuations of capital equipment spending.
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
A high proportion of our costs is fixed so costs are generally difficult to adjust or may take time to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. If we expand capacity faster than is required by sales growth, gross margins could be negatively affected. Gross margins generally decline if production volumes are lower as a result of a decrease in sales or a reduction in inventory because the absorption of fixed manufacturing costs will be reduced. Gross margins generally improve when the opposite occurs. If both sales and inventory decrease in the same period, the decline in gross margin may be greater if we are unable or choose not to reduce fixed costs to match the decrease in the level of production. If we experience a decline in sales that reduces absorption of our fixed costs, or if we have production issues, our gross margins will be negatively affected.
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $5.7 million and $7.8 million for the three months ended June 30, 2026 and 2025, respectively and $10.6 million and $17.3 million for the six months ended June 30, 2026 and 2025, respectively.
Selling, general and administrative expenses. In the past, we invested in selling, general and administrative costs in order to support continued growth in the Company. As the secular shift to fiber laser technology matures, our sales growth becomes more susceptible to the cyclical trends typical of capital equipment manufacturers. Accordingly, our future management of and investments in selling, general and administrative expenses will also be influenced by these trends, although we may still invest in selling or general and administrative functions to support certain initiatives even in economic down cycles. Certain general and administrative expenses are not related to the level of sales and may vary quarter to quarter based primarily upon the level of acquisitions, litigation and project-related consulting expenses. Additionally, selling, general and administrative expenses will also be influenced by accruals for variable compensation and performance stock unit expense both of which are dependent upon our performance relative to preestablished targets.
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
Impairment charges. We review our intangible assets and property, plant and equipment for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Negative industry or economic trends, including reduced estimates of future cash flows, disruptions to our business, slower growth rates, lack of growth in our relevant business units, differences in the estimated product acceptance rates, or market prices below the carrying value of long-lived assets evaluated for sale could lead to impairment charges against our long-lived assets, including goodwill and other intangible assets.
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
Foreign exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S. and Germany) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the euro, the Chinese yuan and Japanese yen have had and could have an additional significant impact on our sales, costs and earnings. For the quarter ended June 30, 2026, the foreign exchange gain was primarily attributable to the depreciation and appreciation of the Euro and Chinese yuan, respectively, as compared to the U.S. dollar. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Income taxes. On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates were January 1, 2024, and January 1, 2025, for different aspects of the directive. The U.S. has withdrawn support for Pillar Two and proposed a “side-by-side” solution under which U.S.-parented groups may be exempt from certain provisions of Pillar Two, subject to international agreement and local implementation. The impact of the Pillar Two Framework on our income tax provisions for the six months ended June 30, 2026 and 2025, respectively, was not material. We are continuing to evaluate the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.
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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from period to period. Net sales derived from our five largest customers as a percentage of our net sales was 19% for the six months ended June 30, 2026, and 16% and 13% for the full years ended December 31, 2025 and 2024, respectively. One of the Company's customers accounted for 12% and 11% of the Company's net accounts receivable at June 30, 2026 and December 31, 2025, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our products. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Net sales. Net sales increased by $27.9 million, or 11.1%, to $278.6 million for the three months ended June 30, 2026 from $250.7 million for the three months ended June 30, 2025.

The table below sets forth sales by application:

	Three Months Ended June 30,
	2026		2025		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Industrial Solutions	$237,043	85.1%	$204,880	81.7%	$32,163	15.7%
Advanced Solutions	41,537	14.9%	45,841	18.3%	(4,304)	(9.4)%
Total	$278,580	100.0%	$250,721	100.0%	$27,859	11.1%
The table below sets forth sales by type of product:

	Three Months Ended June 30,
	2026		2025		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
Lasers and Components	$219,814	78.9%	$196,175	78.2%	$23,639	12.0%
Systems	58,766	21.1%	54,546	21.8%	4,220	7.7%
Total	$278,580	100.0%	$250,721	100.0%	$27,859	11.1%

Industrial Solutions sales accounted for 85.1% of total revenue and increased 15.7% year over year, as a result of higher sales in welding, cleaning and marking, service and parts, and additive manufacturing, partially offset by lower sales in cutting, and custom applications. Advanced Solutions sales decreased 9.4% year over year, driven by lower sales in micromachining, medical procedures, and advanced applications.
Cost of sales and gross margin. Cost of sales increased by $9.0 million, or 5.7%, to $166.1 million for the three months ended June 30, 2026 from $157.1 million for the three months ended June 30, 2025, representing 59.6% of net revenue in 2026 vs. 62.7% of revenue in 2025, resulting in a gross margin of 40.4% in 2026 vs. 37.3% in 2025. The increase in gross margin was mainly driven by a decrease in product costs as a percentage of sales as well as a $4.7 million benefit of tariff refunds recognized in the quarter, partially offset by an increase in unabsorbed manufacturing costs as a percentage of sales.
Sales and marketing expense. Sales and marketing expense decreased by $1.8 million, or 7.0%, to $23.8 million for the three months ended June 30, 2026 from $25.6 million for the three months ended June 30, 2025. This change was primarily the result of a decrease of $1.0 million in personnel and related expenses, a decrease of $0.6 million in amortization expense, and a decrease of $0.3 million in trade fairs and exhibits expense. As a percentage of sales, sales and marketing expense decreased to 8.5% from 10.2% for the three months ended June 30, 2026 and 2025, respectively.
Research and development expense. Research and development expense increased by $1.1 million, or 3.7%, to $31.0 million for the three months ended June 30, 2026, compared to $29.9 million for the three months ended June 30, 2025. This change was primarily the result of an increase of $1.5 million in personnel and related expenses as the Company continues to invest in new product development, plus increases in patent fees and other costs, partially offset by an increase in grant income of $1.8 million. As a percentage of sales, research and development expense decreased to 11.1% from 11.9% for the three months ended June 30, 2026 and 2025, respectively.
General and administrative expense. General and administrative expense increased by $1.6 million, or 4.6%, to $36.5 million for the three months ended June 30, 2026 from $34.9 million for the three months ended June 30, 2025. The increase was primarily the result of outside advisor fees including acquisition related diligence costs and legal fees, as well as bad debt expense. As a percentage of sales, general and administrative expense decreased to 13.1% from 13.9% for the three months ended June 30, 2026 and 2025, respectively.
Settlement of litigation matters. During the three months ended June 30, 2026, we recorded a benefit of $0.2 million in connection with the settlement of the patent litigation with affiliates of Trumpf SE & Co. KG ("Trumpf"), attributable to favorable foreign currency impacts associated with the settlement of the matter. The benefit was recorded in operating expenses. There were no settlement charges recorded during the three months ended June 30, 2025.
Impairment charges. During the three months ended June 30, 2026, we reclassified the net assets of our Belarus subsidiary to assets and liabilities held for sale following the execution of definitive agreements to divest the business. Based on our assessment of fair value less costs to sell compared to the carrying value of the business, we recorded a $17.6 million impairment charge, primarily reflecting the inclusion of approximately $17.5 million of cumulative currency translation adjustments in the carrying amount used for impairment testing. As of June 30, 2026, the disposal group is classified as held for sale on our Condensed Consolidated Balance Sheets. There were no impairment charges recorded during the three months ended June 30, 2025.
Effect of exchange rates on net sales, gross profit and operating expenses. If exchange rates relative to the U.S. dollar had been the same as the comparable quarter one year ago, which were on average euro 0.88, Japanese yen 144 and Chinese yuan 7.23, respectively, we estimate that net sales for the three months ended June 30, 2026 would have been $4.9 million lower, gross profit would have been $2.3 million lower, and total sales and marketing, research and development, general and administrative expenses and other operating expenses would have been $1.6 million lower.
Gain on foreign exchange. We incurred a foreign exchange transaction gain of $0.8 million for the three months ended June 30, 2026 as compared to a $3.1 million loss for the three months ended June 30, 2025. Our European subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars. The foreign exchange gain for the three months ended June 30, 2026 was primarily attributable to the appreciation of the Chinese yuan and depreciation of the Euro as compared to the U.S. dollar.
Interest income, net. Interest income, net was $7.1 million for the three months ended June 30, 2026 as compared to $8.0 million for the three months ended June 30, 2025. The change in interest income, net was primarily due to lower weighted average interest rates across our investment portfolio in the current period as compared to the prior year.
Provision for income taxes. The provision for income taxes was an expense of $7.3 million and an expense of $1.7 million, for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate was 58.2% for the three months ended June 30, 2026. This compares to the effective tax rate for the three months ended June 30, 2025 of 20.1%. The increase in income taxes for the three months ended June 30, 2026 vs. June 30, 2025 was primarily due to an increase of income before provision for income taxes, excluding impairment charges for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
The discrete tax detriment was $0.3 million for the three months ended June 30, 2026 as compared to a discrete tax detriment of $0.3 million for the three months ended June 30, 2025.
Net income. Net income decreased by $1.4 million to a net income of $5.2 million for the three months ended June 30, 2026 compared to a net income of $6.6 million for the three months ended June 30, 2025 due to the factors described above.
Results of Operations for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Net sales. Net sales increased by $65.6 million, or 13.7% to $544.1 million for the six months ended June 30, 2026 from $478.5 million for the six months ended June 30, 2025.
The table below sets forth sales by application:

	Six Months Ended June 30,
	2026		2025		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Industrial Solutions	$464,633	85.4%	$392,896	82.1%	$71,737	18.3%
Advanced Solutions	79,444	14.6%	85,618	17.9%	(6,174)	(7.2)%
Total	$544,077	100.0%	$478,514	100.0%	$65,563	13.7%

The table below sets forth sales by type of product and other revenue:

	Six Months Ended June 30,
	2026		2025		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
Lasers and Components	$433,466	79.7%	$383,518	80.1%	$49,948	13.0%
Systems	110,611	20.3%	94,996	19.9%	15,615	16.4%
Total	$544,077	100.0%	$478,514	100.0%	$65,563	13.7%
Industrial solutions accounted for 85.4% of total revenue and increased 18.3% year over year, as a result of higher sales in welding, cleaning and marking, services and parts, cutting, drilling, and annealing applications, partially offset by lower revenue in additive manufacturing. Advanced solutions sales decreased 7.2% year over year driven by lower revenue in micromachining, and advanced applications, partially offset by higher revenue in medical procedures.
Cost of sales and gross margin. Cost of sales increased by $37.0 million, or 12.5%, to $332.1 million for the six months ended June 30, 2026 from $295.1 million for the six months ended June 30, 2025. The increase in cost of goods sold was primarily due to an increase in product costs of $30.0 million, and an increase of $11.9 million in unabsorbed manufacturing expenses, partially offset by a reduction of $6.7 million of provisions for inventory reserves. Net tariff costs were also $1.8 million higher in the six months ended 2026 vs. 2025, despite a $5.1 million benefit recorded during the six months ended June 30, 2026 for tariff recoveries, because the U.S. tariff programs did not fully impact us until the second quarter of prior year. Our gross margin increased to 39.0% for the six months ended June 30, 2026 from 38.3% for the six months ended June 30, 2025. The increase in gross margin was mainly driven by a reduction of provisions for inventory reserves partially offset by higher unabsorbed manufacturing expenses as a percentage of sales.
Sales and marketing expense. Sales and marketing expense decreased by $1.6 million, or 3.2%, to $48.4 million for the six months ended June 30, 2026 compared with $50.0 million for the six months ended June 30, 2025. This change was primarily the result of lower amortization expenses for intangible assets fully amortized as well as lower personnel related costs. As a percentage of sales, sales and marketing expense decreased to 8.9% from 10.4% for the six months ended June 30, 2026 and 2025, respectively.
Research and development expense. Research and development expense increased by $6.0 million, or 10.3%, to $64.3 million for the six months ended June 30, 2026, compared to $58.3 million for the six months ended June 30, 2025. The increase was primarily the result of higher personnel and related expenses, outside advisor fees and other costs, partially offset by grant income of $1.9 million. As a percentage of sales, research and development expense decreased to 11.8% from 12.2% for the six months ended June 30, 2026 and 2025, respectively.
General and administrative expense. General and administrative expense increased by $4.9 million, or 7.2%, to $72.6 million for the six months ended June 30, 2026 from $67.7 million for the six months ended June 30, 2025. This change was primarily the result of an increase in personnel costs and related expenses, higher outside advisor costs driven by legal fees and due diligence costs and an increase in information systems costs as we continue to invest in our systems capabilities. As a percentage of sales, general and administrative expense decreased to 13.3% from 14.1% for the six months ended June 30, 2026 and 2025, respectively.
Settlement of litigation matters. During the six months ended June 30, 2026, we recorded $13.5 million of legal settlement charges ($13.3 million net of the impact of change in foreign exchange rates) related to patent litigation with affiliates of Trumpf SE & Co. KG ("Trumpf"). The charge was recorded in operating expenses and reflects an agreed-upon settlement for past damages associated with sales of certain adjustable mode beam ("AMB") laser products. There were no settlement charges recorded during the six months ended June 30, 2025.
Impairment charges. During the six months ended June 30, 2026, we reclassified the assets and liabilities of our Belarus subsidiary to assets and liabilities held for sale following the execution of definitive agreements to divest the business. Based on our assessment of fair value less costs to sell compared to the carrying value of the business, we recorded a $17.6 million impairment charge, primarily reflecting the inclusion of approximately $17.5 million of cumulative currency translation adjustments in the carrying amount used for impairment testing. As of June 30, 2026, the disposal group is classified as held for sale on our Condensed Consolidated Balance Sheets. There were no impairment charges recorded during the six months ended June 30, 2025.

Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. dollar had been the same as the comparable six-month period one year ago, which were on average euro 0.92, Japanese yen 149 and Chinese yuan 7.25, respectively, we would have expected net sales for the six months ended June 30, 2026 to be $13.9 million lower, gross profit to be $5.6 million lower, and total sales and marketing, research and development, general and administrative expenses and other operating expenses would have been $4.8 million lower.
Gain (loss) on foreign exchange. We incurred a foreign exchange transaction gain of $1.0 million for the six months ended June 30, 2026 as compared to a loss of $5.5 million for the six months ended June 30, 2025. Our European subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese and Indian subsidiaries have certain net liabilities denominated in U.S. dollars. The gain for the six months ended June 30, 2026 was primarily attributable to gain from the depreciation of the euro and the appreciation of the Chinese yuan as compared to the U.S. dollar, partially offset by the loss from the depreciation of the Indian rupee as compared to the U.S. Dollar.
Interest income, net. Interest income, net, was $14.0 million for the six months ended June 30, 2026 as compared to $15.4 million of income for the six months ended June 30, 2025. The change in interest income, net was primarily due to lower weighted average interest rates across our investment portfolio in the current period as compared to the prior year.
Provision for income taxes. Provision for income taxes was $6.7 million for the six months ended June 30, 2026 compared to $8.5 million for the six months ended June 30, 2025. The effective tax rate was 49.7% for the six months ended June 30, 2026 as compared to 45.1% as compared to the six months ended June 30, 2025. The decrease in tax expense for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to an increase in equity-based compensation expense allowed for tax purposes in excess of the deductions reflected for financial statement income. This decrease was largely offset by an increase of income before provision for income taxes, excluding long lived asset impairment charges.
For the six months ended June 30, 2026, the Company recorded net discrete tax benefits of $0.8 million related primarily to equity-based compensation tax deductions in excess of the amount recognized for financial statement income which was partially offset by detriments from the filing of prior year tax returns and other adjustments. This compares to a net discrete tax detriment of $4.9 million for the six months ended June 30, 2025, related primarily to equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes.
Net income. Net income decreased by $3.6 million to a net income of $6.8 million for the six months ended June 30, 2026 compared to net income of $10.4 million for the six months ended June 30, 2025, due to the factors described above.
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
As of June 30, 2026, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

The following table presents our principal sources of liquidity:

	June 30,	December 31,
	2026	2025
	(In thousands)
Cash and cash equivalents	$399,225	$403,790
Short-term investments	472,094	435,538
Unused credit lines and overdraft facilities	225,882	224,432
Working capital (defined as current assets excluding cash, cash equivalents and short-term investments, minus current liabilities)	368,130	350,075
Short-term investments at June 30, 2026 consist of liquid investments including corporate bonds, commercial paper, U.S. Treasury and agency obligations and term deposits with original maturities of greater than three months but less than one year. See Note 4, "Fair Value Measurements" in the notes to the Condensed Consolidated Financial Statements for further information about our short-term investments.
The following table details our Credit Facilities as of June 30, 2026:

Description	Total Facility	Interest Rate	Maturity	Security
U.S. Revolving Line of Credit (1)	$200.0 million	SOFR plus 1.25% to 1.45%, depending on our performance	June 2030	Unsecured
Other Lines of Credit (2)	$21.3 million	Various	Various	Unsecured
Euro Credit Facilities (Germany) (3)	Euro 5.9 million ($6.7 million)	Various	Various	Unsecured, guaranteed by parent company
Euro Facility (4)	Euro 1.5 million ($1.7 million)	3M EURIBOR plus 1.25%(5)	N/A(5)	Common pool of assets of Italian subsidiary
(1) At June 30, 2026, there were no drawings and no guarantees issued.
(2) Other lines of credit available to certain foreign subsidiaries in U.S. dollars and their respective local currencies. At June 30, 2026, there was $0.3 million drawn on these lines and there were $2.0 million of guarantees issued against the lines which reduced total availability.
(3) The facilities are available to certain foreign subsidiaries in their respective local currencies. At June 30, 2026, there were no amounts drawn on these lines; however, there were $1.6 million of guarantees issued against the lines which reduced total availability.
(4) At June 30, 2026, there were no drawings and no guarantees issued.
(5) The facility does not have a stated maturity date. The interest rate in effect as of June 30, 2026 is fixed through September 2026. After that date, the interest rate may be renegotiated and availability may be terminated in accordance with the terms of the facility.

At June 30, 2026, our committed credit line is with Bank of America N.A. in the amount of $200.0 million. Under the credit agreement, we are required to meet certain financial covenants, which are tested quarterly and include an interest coverage ratio and a net leverage ratio. The interest coverage covenant requires we maintain a trailing twelve-month ratio of consolidated EBITDA to consolidated interest expense on all obligations that is at least 3.0 times. The net leverage covenant requires we maintain a trailing twelve-month ratio, which is the sum of all indebtedness for borrowed money on a consolidated basis, less cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50 million up to a maximum of $500 million, to consolidated EBITDA that is less than 3.0 times. We were in compliance with the financial covenants as of June 30, 2026.
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
See Note 9, "Financing Arrangements" in the notes to the Condensed Consolidated Financial Statements for further information about our facilities.
The following table presents cash flow activities:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash provided by operating activities	$32,329	$11,229
Cash used in investing activities	(23,340)	(261,516)
Cash used in financing activities	(10,755)	(34,457)
Operating activities. Net cash provided by operating activities increased by $21.1 million to an inflow of $32.3 million for the six months ended June 30, 2026 vs. an inflow of $11.2 million for the six months ended June 30, 2025, primarily due to cash provided by net income after adding back non-cash expenses and reductions in accounts receivable, partially offset by an increase in cash bonus payments made in the first quarter of 2026 based on improved financial performance, cash paid for the Trumpf legal settlement, and an increase in inventory levels. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other current liabilities are typically not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items.
The increase in cash provided by operating activities in the first half of 2026 when compared to the first half of 2025 primarily resulted from:

•an increase in cash provided by net income after adjusting for non-cash operating activities, mainly due to higher revenues;
•a decrease in net cash used by income and other taxes payable due to the timing of estimated tax payments made and refunds received from filing tax returns.
•a decrease in cash used by accounts receivable due to the timing of collections;

The increase in cash provided by operating activities in the first half of 2026 when compared to the first half of 2025 was partially offset by:

•an increase in cash bonus payments made in 2026 vs. 2025 based on improved financial performance;
•the payment of the Trumpf settlement in April 2026;
•an increase in cash used by inventory; and
•an increase in cash used by accounts payable due to timing of payments.

Investing activities. Net cash used in investing activities was $23.3 million for the six months ended June 30, 2026 as compared to cash used in investing activities of $261.5 million in 2025. The cash used in investing activities in 2026 related to $37.0 million of cash used for capital expenditures, partially offset by $10.6 million of net proceeds from the maturities of investments, a $2.0 million cash deposit received from the prospective purchaser in connection with the pending Belarus operation sale agreement and $1.0 million in proceeds from the sale of property, plant, and equipment. The cash used in investing activities in 2025 primarily related to $222.0 million of net purchases of short-term investments and $40.2 million of cash used for capital expenditures.
Financing activities. Net cash used in financing activities was $10.8 million for the six months ended June 30, 2026 as compared to net cash used of $34.5 million in 2025. The cash used in financing activities in the first half of 2026 was due to amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units of $10.8 million. The cash used in financing activities in 2025 primarily related to the purchase of treasury stock of $30.2 million and the net cash outflow from amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units of $4.3 million. The amount disbursed to withhold these shares increased in 2026 compared to 2025 due to the vesting of restricted stock units at substantially higher stock prices.
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
Interest rate risk. Certain financial instruments of ours are subject to interest rate risk due to variable interest rates that fluctuate with market conditions. However, our exposure to market risk from interest rate fluctuations is limited. We maintain a portfolio of cash, cash equivalents, and short-term and long-term investments, which primarily includes bank deposits, money market funds, certificates of deposit, commercial paper, corporate bonds, and U.S. Treasury and agency securities. The majority of these investments mature within one year, although certain securities have maturities approaching, but not exceeding, two years. Due to the short to intermediate-term nature of these instruments, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition or results of operations.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Chinese yuan. Changes in the exchange rate of the U.S. dollar versus the functional currencies of our subsidiaries affect the translated value and relative level of sales and net income that we report from one period to the next. In addition, our subsidiaries may have assets or liabilities denominated in a currency other than their functional currency which results in foreign exchange transaction gains and losses due to changes in the value of the functional currency versus the currency the assets and liabilities are denominated in. The gain on foreign exchange transactions totaled $0.8 million for the three months ended June 30, 2026 compared to a loss of $3.1 million for the three months ended June 30, 2025. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if we expect a currency movement to be beneficial to us in the short or medium term, we have, on occasions, chosen not to hedge or otherwise offset the underlying assets or liabilities. However, it is difficult to predict foreign currency movements accurately.
At June 30, 2026, our material foreign currency exposure is net U.S. dollar denominated assets at subsidiaries where the euro is the functional currency and U.S. dollar denominated liabilities where the Chinese yuan is the functional currency. The net U.S. dollar denominated assets are comprised of cash, third party receivables and inter-company receivables offset by third party and inter-company payables denominated in U.S. dollar. The U.S. dollar denominated liabilities are comprised of inter-company payables.
A 5% change in the relative exchange rate of the U.S. dollar to the euro as of June 30, 2026 applied to the net U.S. dollar asset balances, would result in a foreign exchange gain of $2.2 million if the U.S. dollar appreciated and a $2.3 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Chinese yuan as of June 30, 2026 applied to the net U.S. dollar liabilities balances, would result in a foreign exchange loss of $2.0 million if the U.S. dollar appreciated and a $2.1 million foreign exchange gain if the U.S. dollar depreciated.
In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. dollar as changes in the value of their functional currency relative to the U.S. dollar affect the translated amounts of our assets and liabilities. Changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss on the Condensed Consolidated Statements of Comprehensive Income (Loss).
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instruments as of June 30, 2026. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Our use of artificial intelligence technologies may expose us to operational, legal, regulatory and reputational risks.
We use, and may increasingly incorporate, artificial intelligence (“AI”) and machine-learning technologies, including generative AI, in certain business processes, third-party services and products. The use of these technologies may expose us to new or increased risks, including evolving compliance requirements, government investigations or enforcement actions, claims or disputes, concerns regarding responsible use, and the potential exposure or compromise of confidential information or information systems, any of which could adversely affect our business, reputation and financial results.
Our employees or third-party service providers may use unauthorized AI and machine-learning technologies in violation of our policies or without our knowledge in performing services for us. The use of these technologies in third-party services and in the development or operation of our products, services and business processes could result in the loss or unauthorized disclosure of intellectual property or confidential information and expose us to claims involving intellectual property infringement or misappropriation, data privacy or cybersecurity. AI-generated outputs may also be inaccurate, misleading, incomplete or biased, even when they appear credible, and reliance on such outputs could lead to operational errors, unintended outcomes, legal or regulatory exposure, and harm to our business and reputation.
The following risk factors have been updated:
Our information systems are subject to cyber-attacks, interruptions and failures. If unauthorized access is obtained to our information systems, we may incur significant legal and financial exposure and liabilities.
Like many multinational corporations, we maintain several information technology systems, including software products licensed from third parties. These systems vary from country to country. Any system, network or internet failures, misuse by system users, hacking or other unauthorized access by third parties, disruptions or loss of license rights could disrupt our ability to manufacture and ship products on a timely and accurate basis or to report our financial information in compliance with the timelines mandated by the SEC. We also may experience unplanned interruptions or outages affecting our primary enterprise resource planning system as it continues to age, which may make the system increasingly difficult to support and maintain effectively. Any disruptions, delays or deficiencies affecting this system could substantially interrupt our business, including our ability to process and record routine business transactions. Any of these events could divert management's attention from the underlying business, harm our operations and adversely affect our financial results. In addition, a significant failure of our various information technology systems could adversely affect our ability to complete an evaluation of our internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 under the updated framework issued in 2013.
As part of our day-to-day business, we store our data and certain data about our customers, employees and service providers in our information technology system. While our system is designed with access security, if a third party gains unauthorized access to our data or technology, including information regarding our customers, employees and service providers, such security breach could expose us to a risk of loss of this information, loss of business, litigation and possible liability. Our security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information in order to gain access to our customers' data or our data, including our intellectual property and other confidential business information, employee information or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate or detect these techniques or to implement adequate preventative measures. Additionally, we expect threat actors to continue to increase in sophistication, including through the use of increasingly advanced AI tools, which may accelerate the identification and exploitation of vulnerabilities, enable evasion of security controls, and reduce the time between discovery and attempted exploitation. The pace at which vulnerabilities can be identified and weaponized may outstrip our ability, and that of our third-party providers, to test and deploy patches or other mitigating measures across complex systems. Any unauthorized access could negatively impact our customers' products, result in a loss of confidence by our customers, damage our reputation, disrupt our business, result in a misappropriation of our assets (including cash), lead to legal liability and negatively impact our future sales. Additionally, such actions could result in significant costs associated with loss of our intellectual property, impairment of our ability to conduct our operations, rebuilding our network and systems, prosecuting and defending litigation, responding to regulatory inquiries or actions, paying damages or taking other remedial steps. In addition, we may incur significant costs designed to prevent or mitigate the damage related to cybersecurity incidents. For instance, we may retain additional employees or consultants, implement new policies and procedures, and install information technology to detect and prevent identity theft, data breaches, or system disruptions. We would incur any such costs with the intent that proactively preventing a cybersecurity incident ultimately helps to mitigate potential cybersecurity liability. As previously disclosed, on September 14, 2020, the Company detected a ransomware attack impacting certain of our operational and information technology systems that we do not believe had a material impact on the Company's business, operations or financial condition.
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
We are also transitioning certain activities that we have historically performed internally to outside suppliers. These transitions may result in qualification or implementation delays, supply interruptions, quality or yield issues, higher-than-anticipated costs, or reduced control over production processes, technical know-how or intellectual property. We may incur costs to complete these transitions, maintain duplicative capabilities during the transition period or address excess internal capacity, and we may not realize the anticipated cost savings or operational benefits. Outside suppliers may also be unable to meet our quality, cost, capacity, delivery or other requirements. If we are unable to manage these transitions effectively, our operations, customer relationships and financial results could be adversely affected.

Any interruption or delay in the supply of any of these components or materials, or in outsourced manufacturing activities, or the inability to obtain these components, materials or services from alternate sources at acceptable prices and within a reasonable amount of time, could adversely affect our business. If our suppliers face financial or other difficulties, if our suppliers do not maintain sufficient inventory or capacity on hand, fail to meet our requirements, or if there are significant changes in demand for the components, materials or services we obtain from them, they could limit the availability of these components, materials or services to us, which in turn could adversely affect our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities for the three months ended June 30, 2026.
Issuer Purchases of Equity Securities
The following table reflects issuer purchases of equity securities for the three months ended June 30, 2026:

(In thousands, except share and per share data)	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 — April 30, 2026	—	$—	—	$100,000
May 1, 2026 — May 31, 2026	8,615	120.96	—	100,000
June 1, 2026 — June 30, 2026	4,641	107.37	—	100,000
Total	13,256	$116.20	—	$100,000

(1)     Total number of shares (or units) purchased includes "withhold to cover" tax liabilities upon vesting of restricted stock awards. For the three months ended June 30, 2026, a total of 13,256 shares were withheld to cover at an average price of $116.20.

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
There were no share repurchases in the second quarter of 2026 under the February 2026 authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the Registrant's last fiscal quarter ended June 30, 2026, the following director and executive officer of the Registrant adopted Rule 10b5-1 trading arrangements:

•on May 7, 2026, Mr. Eric Meurice, Director of the Registrant, adopted a Rule 10b5-1 trading arrangement for the sale of up to 5,321 shares, including shares acquired upon exercise of stock options, over a period beginning August 10, 2026 and ending August 9, 2027 on the open market at prevailing prices, subject to minimum price thresholds; and
•on May 28, 2026, Mr. Timothy P.V. Mammen, Senior Vice President and Chief Financial Officer of the Registrant, adopted a Rule 10b5-1 trading arrangement for the sale of up to 20,218 shares over a period beginning September 1, 2026 and ending May 10, 2027 on the open market at prevailing prices, subject to minimum price thresholds.

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

IPG PHOTONICS CORPORATION

Date: August 4, 2026	By:	/s/ Mark M. Gitin
Mark M. Gitin
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)