Form 10-Q
period 2026-09-30
IPG PHOTONICS CORP
filed 2026-11-03
CIK 1111928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 2, 2026, there were 42,508,140 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. UNAUDITED INTERIM FINANCIAL STATEMENTS
IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2026	2025
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$710,688	$403,790
Short-term investments	215,304	435,538
Accounts receivable, net	191,150	181,734
Inventories	337,890	313,416
Prepaid income taxes	33,145	43,196
Prepaid expenses and other current assets	54,460	45,766
Total current assets	1,542,637	1,423,440
Long-term investments	—	76,533
Deferred income taxes, net	122,235	123,889
Goodwill	70,281	71,735
Intangible assets, net	42,777	49,933
Property, plant and equipment, net	648,326	637,516
Other assets	45,787	41,234
Total assets	$2,472,043	$2,424,280
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,782	$39,288
Accrued expenses and other current liabilities	204,874	184,849
Income taxes payable	3,858	9,900
Total current liabilities	257,514	234,037
Other long-term liabilities and deferred income taxes	59,581	62,113
Total liabilities	317,095	296,150
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value, 175,000,000 shares authorized; 57,380,668 and 42,508,140 shares issued and outstanding, respectively, at September 30, 2026; 56,964,939 and 42,127,067 shares issued and outstanding, respectively, at December 31, 2025.	6	6
Treasury stock, at cost, 14,872,528 and 14,837,872 shares held at September 30, 2026 and December 31, 2025, respectively.	(1,558,277)	(1,555,629)
Additional paid-in capital	1,097,673	1,077,172
Retained earnings	2,672,063	2,644,964
Accumulated other comprehensive loss	(56,517)	(38,383)
Total stockholders' equity	2,154,948	2,128,130
Total liabilities and stockholders' equity	$2,472,043	$2,424,280
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net sales	$287,500	$250,792	$831,577	$729,306
Cost of sales	170,446	151,787	502,500	446,916
Gross profit	117,054	99,005	329,077	282,390
Operating expenses:
Sales and marketing	23,934	23,771	72,286	73,753
Research and development	31,335	30,358	95,648	88,631
General and administrative	37,502	35,092	110,139	102,782
Impairment charges	231	—	17,805	—
Settlement of litigation matters	—	—	13,334	—
Restructuring charges	—	425	—	425
Loss on foreign exchange	3,275	1,504	2,293	7,013
Total operating expenses	96,277	91,150	311,505	272,604
Operating income	20,777	7,855	17,572	9,786
Other income, net:
Interest income, net	7,688	7,283	21,720	22,728
Other (expense) income, net	(50)	516	2,683	2,026
Total other income	7,638	7,799	24,403	24,754
Income before provision for income taxes	28,415	15,654	41,975	34,540
Provision for income taxes	8,142	8,191	14,876	16,714
Net income	$20,273	$7,463	$27,099	$17,826
Net income per common share:
Basic	$0.48	$0.18	$0.64	$0.42
Diluted	$0.47	$0.18	$0.63	$0.42
Weighted average common shares outstanding:
Basic	42,531	42,199	42,416	42,427
Diluted	42,840	42,556	42,904	42,659
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$20,273	$7,463	$27,099	$17,826
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments and other	(579)	(1,486)	(18,134)	80,641
Total other comprehensive (loss) income	(579)	(1,486)	(18,134)	80,641
Comprehensive income	$19,694	$5,977	$8,965	$98,467

See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income	$27,099	$17,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,377	46,799
Deferred income taxes	(345)	(7,238)
Stock-based compensation	31,554	32,793
Impairment charges	17,805	—
Unrealized (gain) loss on foreign currency transactions	(3,001)	3,378
Provisions for inventory, warranty and bad debt	33,594	31,766
Amortization of premium/discount on investments	(5,625)	(11,703)
Other	2,498	3,889
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	(9,703)	11,373
Inventories	(60,189)	(52,005)
Prepaid expenses and other assets	(4,521)	(11,589)
Accounts payable	11,238	7,414
Accrued expenses and other current liabilities	(12,921)	(1,024)
Income and other taxes payable	3,671	(25,144)
Net cash provided by operating activities	78,531	46,535
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(54,437)	(60,907)
Proceeds from sales of property, plant and equipment	2,204	605
Purchases of investments	(360,732)	(866,402)
Purchases of equity investment	(8,000)	—
Proceeds from maturities of investments	663,124	633,731
Deposit received from buyer for assets and liabilities held for sale	2,000	—
Other	111	69
Net cash provided by (used in) investing activities	244,270	(292,904)
Cash flows from financing activities:
Payments for taxes related to net share settlement of equity awards less proceeds from issuance of common stock under employee stock option and purchase plans	(11,053)	(4,316)
Purchase of treasury stock net of excise tax, at cost	(2,648)	(46,603)
Net cash used in financing activities	(13,701)	(50,919)
Effect of changes in exchange rates on cash, cash equivalents and cash held for sale	(1,727)	23,274
Net increase (decrease) in cash, cash equivalents and cash held for sale	307,373	(274,014)
Cash and cash equivalents — Beginning of period	403,790	620,040
Cash, cash equivalents and cash held for sale — End of period (Note 16)	$711,163	$346,026
Supplemental disclosure of cash flow information:
Cash paid for interest	$54	$136
Cash paid for income taxes, net of refunds	$9,273	$44,258
Non-cash transactions:
Demonstration units transferred from inventory to other assets	$8,113	$5,587
Inventory transferred to machinery and equipment	$5,051	$1,595
Additions to property, plant and equipment included in accounts payable	$2,622	$1,622
Leased assets obtained in exchange for new operating lease liabilities	$3,581	$6,237
Excise tax on net share repurchases accrued in period	$—	$293
See notes to Condensed Consolidated Financial Statements.

IPG PHOTONICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Three Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, July 1, 2026	42,533,767	$6	(14,837,872)	$(1,555,629)	$1,086,949	$2,651,790	$(55,938)	$2,127,178
Vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	9,029	—	—	—	(298)	—	—	(298)
Purchased common stock	(34,656)	—	(34,656)	(2,648)	—	—	—	(2,648)
Stock-based compensation	—	—	—	—	11,022	—	—	11,022
Net income	—	—	—	—	—	20,273	—	20,273
Foreign currency translation adjustments and other	—	—	—	—	—	—	(579)	(579)
Balance, September 30, 2026	42,508,140	$6	(14,872,528)	$(1,558,277)	$1,097,673	$2,672,063	$(56,517)	$2,154,948

Balance, July 1, 2025	42,329,918	$6	(14,575,395)	$(1,535,525)	$1,053,080	$2,624,231	$(37,240)	$2,104,552
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	4,114	—	—	—	(63)	—	—	(63)
Purchased common stock	(214,408)	—	(214,408)	(16,399)	—	—	—	(16,399)
Stock-based compensation	—	—	—	—	10,745	—	—	10,745
Net income	—	—	—	—	—	7,463	—	7,463
Foreign currency translation adjustments and other	—	—	—	—	—	—	(1,486)	(1,486)
Balance, September 30, 2025	42,119,624	$6	(14,789,803)	$(1,551,924)	$1,063,762	$2,631,694	$(38,726)	$2,104,812

	Nine Months Ended September 30,
	Common Stock		Treasury Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount
Balance, January 1, 2026	42,127,067	$6	(14,837,872)	$(1,555,629)	$1,077,172	$2,644,964	$(38,383)	$2,128,130
Vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	378,042	—	—	—	(13,450)	—	—	(13,450)
Common stock issued under employee stock purchase plan	37,687	—	—	—	2,397	—	—	2,397
Purchased common stock	(34,656)	—	(34,656)	(2,648)	—	—	—	(2,648)
Stock-based compensation	—	—	—	—	31,554	—	—	31,554
Net income	—	—	—	—	—	27,099	—	27,099
Foreign currency translation adjustments and other	—	—	—	—	—	—	(18,134)	(18,134)
Balance, September 30, 2026	42,508,140	$6	(14,872,528)	$(1,558,277)	$1,097,673	$2,672,063	$(56,517)	$2,154,948

Balance, January 1, 2025	42,548,561	$6	(14,084,413)	$(1,505,321)	$1,035,285	$2,613,868	$(119,367)	$2,024,471
Vesting of RSUs and PSUs, net of shares withheld for taxes, and exercise of stock options	234,174	—	—	—	(6,783)	—	—	(6,783)
Common stock issued under employee stock purchase plan	42,279	—	—	—	2,467	—	—	2,467
Purchased common stock	(705,390)	—	(705,390)	(46,603)	—	—	—	(46,603)
Stock-based compensation	—	—	—	—	32,793	—	—	32,793
Net income	—	—	—	—	—	17,826	—	17,826
Foreign currency translation adjustments and other	—	—	—	—	—	—	80,641	80,641
Balance, September 30, 2025	42,119,624	$6	(14,789,803)	$(1,551,924)	$1,063,762	$2,631,694	$(38,726)	$2,104,812
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
In February 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Subsequent to the ruling, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to refund IEEPA duties previously collected. The Company accounts for IEEPA tariff refunds as well as refunds claimed under other tariff recovery programs when they are deemed to be probable, in accordance with the loss recovery model provided in ASC 410-30 "Environmental Obligations". The Company recorded tariff refund benefits of $5,813 and $10,863 in Cost of Sales for the three and nine months ended September 30, 2026. Partially offsetting these recoveries were charges of $802 in Cost of Sales for both the three and nine months ended September 30, 2026. There were $550 of tariff refund claim benefits recorded for the three and nine months ended September 30, 2025.
The Company accounts for disposal and impairment charges in accordance with ASC 360-10 "Property, Plant and Equipment" which specifies that a disposal group should be classified as held for sale when management with approval authority has committed to a sale, the sale is deemed probable and is expected to be complete within one year, and it is unlikely that significant changes will be made to the plan, amongst other criteria. The disposal group that is held for sale is measured at the lower of its fair value less cost to sell or its carrying value. In the second quarter of 2026, the Company entered into an agreement to sell its operations in Belarus. The Company expects the sale to be completed within the next twelve months subject to regulatory approvals and other customary closing conditions. Therefore, the Company has reclassified the assets and liabilities of its Belarusian operations to Assets held for sale and Liabilities held for sale, respectively, as of June 30, 2026 and recorded impairment charges of $17,805 through September 30, 2026 to adjust the carrying value of the disposal group to its fair value less costs to sell. The impairment charge is primarily attributed to the inclusion of cumulative currency translation adjustments in the carrying value of the disposal group's net assets. Refer to Note 16 "Assets and Liabilities Held for Sale" for further details.
In the opinion of the Company's management, the financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results reported in these Condensed Consolidated Financial Statements are not necessarily indicative of results that may be expected for the entire year.
Subsequent Events — The Company has considered the impact of subsequent events through the filing date of these financial statements. Refer to Note 18 "Subsequent Events" for a discussion of material events occurring subsequent to September 30, 2026.
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
Effective in the first quarter of fiscal 2026, the Company revised its sales by application presentation to better reflect the Company's strategic growth initiatives and provides a clearer separation between the Company's industrial and non-industrial businesses, giving better visibility into the distinct performance and growth profiles of each. Under the revised presentation, sales are presented in two application categories: Industrial Solutions and Advanced Solutions, and prior-period amounts have been reclassified to conform to the current-period presentation. The revised categories substantially correspond to the Company’s historical application categories, with sales previously classified as materials processing generally presented within Industrial Solutions and sales previously classified as other applications generally presented within Advanced Solutions. The only quantitative reclassification in conforming prior-period amounts was the reclassification of micromachining sales from Industrial Solutions to Advanced Solutions, which increased Advanced Solutions sales and decreased Industrial Solutions sales

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
by $4,730 and $19,804, respectively, for the three and nine months ended September 30, 2025, respectively. This presentation change did not affect total sales. The following table presents the disaggregation of revenue under the new application framework:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales by Application
Industrial Solutions	$239,548	$214,697	$704,181	$607,593
Advanced Solutions	47,952	36,095	127,396	121,713
Total	$287,500	$250,792	$831,577	$729,306
Additionally, beginning in the first quarter of fiscal 2026, the Company updated its sales by product presentation to align with its current product reporting framework. Sales by product are now presented in two categories: Lasers and Components and Systems, and prior-period amounts have been conformed to the current-period presentation. Under the historical presentation, sales were disaggregated into High Power Continuous Wave (“CW”) Lasers, Medium Power CW Lasers, Pulsed Lasers, Quasi-Continuous Wave (“QCW”) Lasers, Laser and Non-Laser Systems, and Other Revenue including Other Lasers, Amplifiers, Service, Parts, Accessories and Change in Deferred Revenue ("Other Revenue"). Under the updated presentation, the historical non-system laser categories, including High and Medium Power CW, QCW and Pulsed lasers, are included within Lasers and Components, while Laser and Non-Laser Systems are included within Systems. Amounts historically presented within Other Revenue have been allocated between Lasers and Components and Systems based on the nature of the underlying products. For the three months ended September 30, 2025, $55,564 and $13,020 of sales previously included in Other Revenue were reclassified to Lasers and Components and Systems, respectively. For the nine months ended September 30, 2025, $151,211 and $35,209 of sales previously included in Other Revenue have been allocated between Lasers and Components and Systems, respectively, based on the nature of the underlying products. These presentation changes did not affect total sales. The following table presents revenue disaggregated under the new product framework:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales by Product
Lasers and Components	$226,037	$202,182	$659,503	$585,699
Systems	61,463	48,610	172,074	143,607
Total	$287,500	$250,792	$831,577	$729,306

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following tables represent a disaggregation of revenue from contracts with customers by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales by Geography
North America (1)	$82,612	$62,046	$226,335	$192,313
Europe:
Germany	27,563	24,499	78,260	71,501
Other	34,362	38,194	101,999	104,599
Total Europe	61,925	62,693	180,259	176,100
Asia:
China	98,459	74,135	277,985	216,167
Japan	14,108	18,187	40,347	45,653
Other	26,370	29,797	87,779	89,765
Total Asia	138,937	122,119	406,111	351,585
Rest of World	4,026	3,934	18,872	9,308
Total	$287,500	$250,792	$831,577	$729,306
(1) The substantial majority of sales in North America are to customers in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Timing of Revenue Recognition
Goods and services transferred at a point in time	$277,923	$245,481	$801,012	$713,379
Goods and services transferred over time	9,577	5,311	30,565	15,927
Total	$287,500	$250,792	$831,577	$729,306
The Company recognizes revenue over time on contracts for the sale of large scale industrial solutions systems. Revenue is recognized over time for these contracts because the Company's performance generally does not create an asset with an alternative use and the Company has an enforceable right to payment for performance completed to date. The timing of customer payments on these contracts generally differs from the timing of revenue recognized. If revenue recognized over time exceeds customer payments, a contract asset is recorded. If customer payments for any arrangements exceed revenue recognized, a contract liability is recorded. Contract assets are included within prepaid expense and other current assets on the Condensed Consolidated Balance Sheets. Contract liabilities are included within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. Certain deferred revenues related to extended warranties in excess of one year from the balance sheet date are included within Other long-term liabilities and deferred income taxes on the Condensed Consolidated Balance Sheets.
The following table reflects the changes in the Company's contract assets and liabilities for the nine months ended September 30, 2026 and 2025:

	September 30,	January 1,		September 30,	January 1,
	2026	2026	Change	2025	2025	Change
Contract assets
Contract assets	$7,040	$3,464	$3,576	$2,748	$4,737	$(1,989)
Contract liabilities
Contract liabilities - current	59,544	66,209	(6,665)	54,893	56,454	(1,561)
Contract liabilities - long-term	3,091	3,336	(245)	3,116	2,882	234
During the three months ended September 30, 2026 and 2025, the Company recognized revenue of $5,219 and $3,321, respectively, that was included in contract liabilities at the beginning of each year. During the nine months ended September 30,

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
2026 and 2025, the Company recognized revenue of $40,154 and $37,360, respectively, that was included in contract liabilities at the beginning of each year.
The Company has elected the practical expedient in ASC 606-10-50-14, whereby the performance obligations for contracts with an original expected duration of one year or less are not disclosed. The following table represents the Company's remaining performance obligations from contracts that are recognized over time as of September 30, 2026:

	Remaining Performance Obligations
	2026 (a)	2027	2028	2029	2030	Thereafter	Total
Revenue expected to be recognized for extended warranty agreements	$1,137	$2,238	$1,311	$778	$273	$183	$5,920
Revenue to be earned over time from contracts to sell large scale materials processing systems	4,511	5,531	—	—	—	—	10,042
Total	$5,648	$7,769	$1,311	$778	$273	$183	$15,962
(a) For the three-month period beginning October 1, 2026.
One of the Company's customers accounted for 12% and 11% of the Company's net accounts receivable as of September 30, 2026 and December 31, 2025, respectively.
4. FAIR VALUE MEASUREMENTS
The Company's financial instruments consist of cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, foreign currency forward contracts and revolving lines of credit.
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
The fair value of money market fund deposits, cash equivalent term deposits, accounts receivable, accounts payable and drawings on revolving lines of credit is reasonably close to their carrying amounts due to the short maturity of most of these instruments or as a result of the competitive market interest rates, which have been negotiated. The fair value of the Company's commercial paper, corporate bonds, U.S. Treasury and agency obligations, term deposits and foreign currency forward contracts are based on Level 2 inputs.
The following table presents fair value information related to the Company's assets and liabilities measured at amortized cost on the Condensed Consolidated Balance Sheets with the exception of foreign currency forward contracts, which are measured at fair value:

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

	Fair Value Measurements at September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$451,614	$451,614	$—	$—
Commercial paper	41,762	—	41,762	—
Term deposits	2,880	—	2,880	—
U.S. Treasury and agency obligations	4,996	—	4,996	—
Total cash equivalents	501,252	451,614	49,638	—
Short-term investments:
Commercial paper	91,059	—	91,059	—
Corporate bonds	85,611	—	85,611	—
U.S. Treasury and agency obligations	34,997	—	34,997	—
Term deposits	3,161	—	3,161	—
Total short-term investments	214,828	—	214,828	—
Total assets	$716,080	$451,614	$264,466	$—
Liabilities
Foreign currency forward contracts	$5,313	$—	$5,313	$—
Total liabilities	$5,313	$—	$5,313	$—

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market fund deposits	$173,538	$173,538	$—	$—
Term deposits	58,782	—	58,782	—
Total cash equivalents	232,320	173,538	58,782	—
Short-term investments:
Corporate bonds	264,431	—	264,431	—
Commercial paper	101,922	—	101,922	—
U.S. Treasury and agency obligations	66,469	—	66,469	—
Term deposits	3,104	—	3,104	—
Total short-term investments	435,926	—	435,926	—
Long-term investments:
Corporate bonds	52,294	—	52,294	—
U.S. Treasury and agency obligations	24,300	—	24,300	—
Total long-term investments	76,594	—	76,594	—
Total assets	744,840	173,538	571,302	—
There were no impairments for the investments considered held-to-maturity during the three and nine months ended September 30, 2026 and 2025. There were no current expected credit loss allowances for the investments considered held-to-maturity at September 30, 2026 and December 31, 2025. The Company holds highly-rated held-to-maturity instruments that are within five years of maturity.
The Company did not have any allowance for credit losses other than the allowance for uncollectible accounts receivable. As of September 30, 2026 and December 31, 2025, the allowance for credit losses on trade receivables was $2,906 and $2,189, respectively.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents the effective maturity dates of debt investments, which are held-to-maturity:

	September 30, 2026		December 31, 2025
	Book Value	Fair Value	Book Value	Fair Value
Investment maturity
Less than 1 year	$215,304	$214,828	$435,538	$435,926
1 - 5 years	—	—	76,533	76,594
Total	$215,304	$214,828	$512,071	$512,520
In addition to the above, we hold certain equity investments that do not have readily determinable fair values for which we use the measurement alternative prescribed in FASB ASC Topic 321. Such investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. As of September 30, 2026, we held equity investments under the measurement alternative of $8,000, which are presented in Other assets in the Condensed Consolidated Balance Sheets. There were no equity investments under the measurement alternative as of December 31, 2025.
5. DERIVATIVES
During the three months ended September 30, 2026, the Company entered into foreign exchange forward contracts, to mitigate the potential fluctuations of the purchase price of a foreign acquisition denominated in euros. The Company recognizes all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company has not designated any derivatives as hedging instruments.
Foreign Currency Derivatives
As of September 30, 2026, we had the following outstanding currency forward contracts.

Notional (in thousands)	Effective Date	Maturity Date	Index (Exchange Rates)	Weighted-Average Strike Rate		Hedge Designation
€150,000	August 2026	October 2026	Euro ("EUR") to USD	1.17	USD	Not designated

Financial Instrument Presentation
The Company recognizes all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The fair value amounts in the Consolidated Balance Sheets were:

Prepaid expenses and other current assets		Accrued Expenses and other current liabilities
September 30,	December 31,	September 30,	December 31,
2026	2025	2026	2025
$—	$—	$5,313	$—

There were $5,313 of derivative losses presented in Loss on foreign exchange in the Consolidated Statements of Income for the three and nine months ended September 30, 2026. There were no derivative gains nor losses for the three and nine months ended September 30, 2025, as the Company did not hold any such instruments in 2025.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
6. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2026	2025
Components and raw materials	$157,433	$155,412
Work-in-process	52,059	44,525
Finished goods	128,398	113,479
Total	$337,890	$313,416
The Company recorded inventory provisions totaling $6,663 and $5,705 for the three months ended September 30, 2026 and 2025, respectively, and $17,236 and $23,014 for the nine months ended September 30, 2026 and 2025, respectively. These provisions relate to the recoverability of the value of inventories due to technological changes and excess quantities. These provisions are reported as a reduction to components and raw materials, work-in-process and finished goods.
7. GOODWILL AND INTANGIBLES
The following table sets forth the changes in the carrying amount of goodwill:

	Nine Months Ended September 30,
	2026	2025
Balance, beginning of period	$71,735	$67,241
Foreign currency translation adjustment	(1,454)	4,409
Balance, end of period	$70,281	$71,650
Intangible assets, subject to amortization, consisted of the following:

	September 30, 2026				December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Customer relationships	$64,184	$(39,622)	$24,562	11 years	$64,815	$(36,101)	$28,714	11 years
Technology, and Production know-how	42,550	(27,315)	15,235	8 years	43,267	(25,638)	17,629	8 years
Trademark and trade name	15,982	(13,002)	2,980	8 years	16,117	(12,527)	3,590	8 years
Patents	8,034	(8,034)	—	8 years	8,034	(8,034)	—	8 years
Total	$130,750	$(87,973)	$42,777		$132,233	$(82,300)	$49,933
Amortization expense related to intangible assets for the three months ended September 30, 2026 and 2025 was $1,951 and $2,402, respectively. Amortization expense for the nine months ended September 30, 2026 and 2025 was $6,061 and $7,498, respectively. The estimated future amortization expense for intangible assets for the remainder of 2026 and subsequent years is as follows:

2026 (a)	2027	2028	2029	2030	Thereafter	Total
$1,951	$7,775	$7,400	$7,161	$4,216	$14,274	$42,777
(a) For the three-month period beginning October 1, 2026.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
8. OTHER LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2026	2025
Accrued compensation	$88,332	$81,943
Contract liabilities	59,544	66,209
Current portion of accrued warranty	16,752	17,348
Liabilities held for sale (See Note 16 "Assets and Liabilities Held for Sale")	12,963	—
Foreign exchange forward contracts (See Note 5 "Derivatives")	5,313	—
Short-term lease liabilities	5,305	5,074
Other	16,665	14,275
Total	$204,874	$184,849
Other long-term liabilities and deferred income taxes consist of the following:

	September 30,	December 31,
	2026	2025
Unrecognized tax benefits	$17,884	$15,111
Accrued warranty	14,662	14,116
Long-term lease liabilities	10,907	12,176
Deferred income taxes	7,485	9,397
Other	8,643	11,313
Total	$59,581	$62,113
During the fourth quarter of 2024, the Company acquired 100% of the shares of Clean‐Lasersysteme GmbH ("cleanLASER"). The Company has a continued employment arrangement with one of the sellers subject to a potential earn-out payment based upon the achievement of certain financial and non-financial milestones. The Company has treated this potential payment as compensation expense that will be recorded pro-ratably over the employment arrangement period of 24 months. The Company has accrued $2,688 and $2,966 related to this arrangement within Accrued expenses and other current liabilities on the Company's Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.
9. PRODUCT WARRANTIES
The Company typically provides one to five years parts and service warranties on lasers, systems, and amplifiers. Most of the Company's sales offices provide support to customers in their respective geographic areas. Warranty reserves have generally been sufficient to cover product warranty repair and replacement costs.
Activity related to the warranty accrual was as follows:

	Nine Months Ended September 30,
	2026	2025
Balance, beginning of period	$31,464	$34,352
Provision for warranty accrual	15,297	7,807
Warranty claims	(14,682)	(11,946)
Foreign currency translation	(665)	2,435
Balance, end of period	$31,414	$32,648
Accrued warranty reported in the accompanying Condensed Consolidated Financial Statements as of September 30, 2026 and December 31, 2025 consist of $16,752 and $17,348 in Accrued expenses and other current liabilities, respectively, and $14,662 and $14,116 in Other long-term liabilities and deferred income taxes, respectively.

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

At September 30, 2026, there were no amounts drawn and $433 of guarantees issued on the credit facility. The remaining availability under the new line was $199,567 at September 30, 2026. At December 31, 2025, there were no amounts drawn or guarantees issued on the credit facility.

Under the credit agreement, the Company is required to meet certain financial covenants, which are tested quarterly and include an interest coverage ratio and a net leverage ratio. The interest coverage covenant requires the Company maintain a trailing twelve-month ratio of consolidated EBITDA to consolidated interest expense on all obligations that is at least 3.0 times. The net leverage covenant requires the Company maintain a trailing twelve-month ratio, which is the sum of all indebtedness for borrowed money on a consolidated basis, less cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50,000 up to a maximum of $500,000, to consolidated EBITDA that is less than 3.0 times. The Company was in compliance with the financial covenants as of September 30, 2026.

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

In addition, the Company maintains euro lines of credit with a total principal amount of €7,400 ($8,393 and $8,687 as of September 30, 2026 and December 31, 2025, respectively), which are available to certain European subsidiaries. At September 30, 2026 and December 31, 2025, there were no amounts drawn on the euro lines of credit, and there were $2,570 and $3,123, respectively, of guarantees issued against the facilities, which reduced the amount of the availability under the facilities.

Additionally, the Company has lines of credit totaling $21,347 in various countries, which are used for the issuance of letters of credit, guarantees, and overdrafts. As of September 30, 2026, guarantees and overdrafts totaling $1,962 were issued against these facilities. As of December 31, 2025, amounts drawn under these facilities totaled $1,059, and guarantees totaling $1,797 were issued against these facilities.
11. COMMITMENTS AND CONTINGENCIES

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
From time to time, the Company may be involved in legal disputes and other proceedings in the ordinary course of its business. These matters may include allegations of infringement of intellectual property, commercial disputes and employment

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
matters. As of September 30, 2026 and through the filing date of these Condensed Consolidated Financial Statements, the Company is aware of no additional ongoing legal proceedings that management estimates could have a material effect on the Company's Condensed Consolidated Financial Statements.
Effective January 1, 2025, the Company is self-insured for employee medical benefits in the United States. The employee medical obligations are managed by a third-party provider and the Company has accrued $1,511 and $3,024 related to this arrangement in Accrued expenses and other current liabilities within the Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025, respectively. To limit the Company’s potential liabilities for these risks, the Company purchases insurance from a third party that provides stop-loss protection for medical costs in the United States that exceed $225 per person per annum.
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
Total components of accumulated other comprehensive loss were as follows:

Foreign currency translation adjustments and other
Balance, July 1, 2026	$(55,938)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other, net of tax benefit of $16	(579)
Total other comprehensive loss	(579)
Balance, September 30, 2026	$(56,517)

Balance, July 1, 2025	$(37,240)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other, net of tax benefit of $94	(1,486)
Total other comprehensive loss	(1,486)
Balance, September 30, 2025	$(38,726)

Foreign currency translation adjustments and other
Balance, January 1, 2026	$(38,383)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments and other, net of tax benefit of $70	(18,134)
Total other comprehensive loss	(18,134)
Balance, September 30, 2026	$(56,517)

Balance, January 1, 2025	$(119,367)
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other, net of tax expense of $218	80,641
Total other comprehensive income	80,641
Balance, September 30, 2025	$(38,726)

13. INCOME TAXES
The Provision for income taxes was a tax expense of $8,142 and $8,191, for the three months ended September 30, 2026 and 2025, respectively and $14,876 and $16,714 for the nine months ended September 30, 2026 and 2025 respectively. The effective tax rate was 28.7% and 52.3% for the three months ended September 30, 2026 and 2025, respectively and 35.4% and 48.4% for the nine months ended September 30, 2026 and 2025, respectively.
The decrease in tax expense for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to a decrease in adjustments for uncertain tax positions which was mostly offset by an increase in income before provision for income taxes.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The decrease in tax expense for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to equity-based compensation expenses allowed for tax purposes in excess of the deductions reflected for financial statement income which were mostly offset by an increase in income before provision for income taxes.
The net discrete tax detriment was $949 for the three months ended September 30, 2026 as compared to a net discrete tax detriment of $3,803 for the three months ended September 30, 2025. The difference in the discrete tax detriment was primarily from a decrease in the amounts provided for uncertain tax positions in the three months ended September 30, 2026.

For the nine months ended September 30, 2026, the Company recorded net discrete tax detriments of $84 related primarily to adjustments for uncertain tax positions, mostly offset by equity-based compensation tax deductions in excess of the amount recognized for financial statement income. This compares to a net discrete tax detriment of $8,692 for the nine months ended September 30, 2025, related primarily to equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes and adjustments for uncertain tax positions.
The Company accounts for its uncertain tax positions in accordance with the accounting standards for income taxes. The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The following is a summary of the activity of the Company’s unrecognized tax benefits for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Balance, beginning of period	$15,111	$13,855
Change in prior period positions	1,516	2,895
Additions for tax positions in current period	871	164
Foreign currency translation	386	(527)
Balance, end of period	$17,884	$16,387
The liability for uncertain tax benefits is included in Other long-term liabilities and deferred income taxes. Substantially all of the liability for uncertain tax benefits related to various federal, state and foreign income tax matters would benefit the Company's effective tax rate if those tax benefits are recognized.
14. NET INCOME PER COMMON SHARE
The following table sets forth the computation of diluted net income per common share following the treasury stock method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$20,273	$7,463	$27,099	$17,826
Basic weighted average common shares	42,531,058	42,198,713	42,416,370	42,426,713
Dilutive effect of common stock equivalents	308,498	357,604	487,651	232,530
Diluted weighted average common shares	42,839,556	42,556,317	42,904,021	42,659,243
Basic net income per common share	$0.48	$0.18	$0.64	$0.42
Diluted net income per common share	$0.47	$0.18	$0.63	$0.42
The computation of diluted weighted average common shares excludes common stock equivalents including non-qualified stock options, performance stock units ("PSUs"), restricted stock units ("RSUs") and employee stock purchase plan

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
("ESPP") because the effect of including them would be anti-dilutive. The weighted average anti-dilutive shares outstanding for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-qualified stock options	384,274	526,624	402,455	550,766
Restricted stock units	240,107	20,727	189,079	346,125
Performance stock units	160,765	56,068	42,642	60,212
Employee stock purchase plan	10,624	—	31,872	—
Total weighted average anti-dilutive shares outstanding	795,770	603,419	666,048	957,103
On February 12, 2026, the Company announced that its Board of Directors has authorized the purchase of up to $100,000 of IPG common stock. This authorization is in addition to the Company's previously authorized stock repurchase programs.
For the three and nine months ended September 30, 2026 the Company repurchased 34,656 shares under the February 2026 authorization, with a weighted average price of $76.38 per share in the open market. The impact on the reduction of weighted average shares for the three and nine months ended September 30, 2026 was 8,066 and 2,718 shares, respectively. For the three and nine months ended September 30, 2025 the Company repurchased 214,408 and 705,390 shares under the February 2024 authorization with a weighted average price of $75.99 and $65.63 per share in the open market, respectively. The impact on the reduction of weighted average shares for the three and nine months ended September 30, 2025 was 133,128 and 298,476 shares, respectively. As of September 30, 2026, the Company had $97,353 remaining under the February 2026 authorization. There are no amounts remaining under any other previously authorized stock repurchase programs as of September 30, 2026.
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

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
The following table presents the break-down of Net income, including significant segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net sales	$287,500	$250,792	$831,577	$729,306
Cost of product sold and other expenses (a)	130,010	122,488	382,567	350,016
Manufacturing, service and other operations salaries, bonus, and benefits, including contractor costs	78,674	72,953	235,982	211,273
Other manufacturing expenses (b)	38,666	33,573	113,632	94,318
Capitalized labor and overhead	(76,904)	(77,227)	(229,681)	(208,691)
Cost of sales	170,446	151,787	502,500	446,916
Gross profit	117,054	99,005	329,077	282,390
Sales and marketing, research and development and general and administrative (c)	92,771	89,221	278,073	265,166
Income before Loss on foreign exchange, Interest income, net, Provision for income taxes and Other segment items	24,283	9,784	51,004	17,224
Loss on foreign exchange	(3,275)	(1,504)	(2,293)	(7,013)
Interest income, net	7,688	7,283	21,720	22,728
Provision for income taxes	(8,142)	(8,191)	(14,876)	(16,714)
Other segment items (d)	(281)	91	(28,456)	1,601
Net income	$20,273	$7,463	$27,099	$17,826
(a) Includes cost of materials, labor and overhead related to inventory sold, shipping costs, duties and tariffs, scrap, and inventory provisions.
(b) Includes depreciation and amortization, service, warranty, and other manufacturing expenses incurred in production.
(c) Sales and marketing, research and development and general and administrative expenses are disclosed by period in the Company's Condensed Consolidated Statements of Operations.
(d) Other segment items include settlement of litigation matters, impairment charges and other (expense) income, net.

16. ASSETS AND LIABILITIES HELD FOR SALE

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

Prior to measuring the disposal group at fair value less costs to sell, the Company assessed the carrying value of the individual assets and liabilities included in the disposal group and as a result, the Company recorded impairment charges of $231 and $17,805 for the three and nine months ended September 30, 2026, primarily attributed to the inclusion of cumulative currency translation adjustments in the carrying value of the subsidiary's net assets.

IPG PHOTONICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)
Assets and liabilities held for sale consist of the following:

September 30,
2026
Cash and cash equivalents	$475
Other assets	558
Assets held for sale	$1,033

Accounts payable, accrued expenses and other current liabilities	$708
Unallocated impairment charges (1)	12,255
Liabilities held for sale	$12,963
(1) Includes approximately $16,152 of unfavorable cumulative foreign currency translation adjustments (CTA), net of $3,897 recorded as a reduction of long-lived assets. The translation adjustments are currently reflected in Accumulated Other Comprehensive Loss.
As of September 30, 2026, the assets and liabilities classified as held for sale are included within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheets.
The reconciliation of the Company's cash and cash equivalents in the Condensed Consolidated Balance Sheets to cash, cash equivalents, and cash held for sale in the Consolidated Statement of Cash Flows is as follows:

September 30,
2026
Cash and cash equivalents	$710,688
Cash held for sale	475
Cash, cash equivalents, and cash held for sale	$711,163
17. PENDING BUSINESS COMBINATION
On July 16, 2026, the Company announced that it had entered into a put option agreement with Lumibird S.A. relating to the proposed acquisition of Lumibird Medical, a French société par actions simplifiée. Following completion of the information and consultation process with Lumibird Medical’s works council in accordance with French law, Lumibird S.A. exercised the put option, and on September 8, 2026, the Company and Lumibird S.A. entered into a share purchase agreement pursuant to which the Company agreed to acquire 100% of the outstanding shares of Lumibird Medical for €300,000 in cash on a cash-free, debt-free basis, subject to customary adjustments, plus a contingent earn-out of up to €50,000 based on the achievement of certain financial performance targets in 2026 and 2027. The transaction is subject to customary closing conditions and regulatory approvals, including authorization by the French Minister of the Economy under the French foreign direct investment regime, and is expected to close in the fourth quarter of 2026.
18. SUBSEQUENT EVENTS
On October 14, 2026, the government of Belarus approved the sale of the Company's Belarusian operations to a third-party that previously signed a purchase and sale agreement with the Company. The Company currently expects the transaction to close in the fourth quarter of 2026, subject to the satisfaction of the remaining closing conditions. Future changes in estimated fair value less costs to sell, foreign currency exchange rates, or other developments related to the planned disposition through the closing date could result in additional charges or adjustments, however, the Company does not expect any such charges or adjustments to be material to the consolidated financial statements.
On October 30, 2026, the Company’s Board of Directors approved the sale of certain properties as part of the Company’s ongoing efforts to optimize its real estate footprint. As a result of the Board’s approval, the properties satisfy the assets held for sale criteria in the fourth quarter of 2026 resulting in an estimated pre-tax impairment charge of approximately $25,000 to adjust the carrying value of the properties to their estimated fair value less costs to sell. The estimate is preliminary and may change based on the Company’s final costs to sell and other factors. The sales of these properties are expected to be completed in 2027.

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
We account for IEEPA tariff refunds, and claims made under other tariff relief mechanisms, as recoveries of previously incurred tariff costs when such refunds are deemed probable of recovery. During the three and nine months ended September 30, 2026, we recognized $5.8 million and $10.9 million, respectively, of tariff recoveries as a reduction of Cost of sales related to these programs. Partially offsetting these recoveries were charges of $0.8 million in Cost of sales during the third quarter of 2026 for tariffs and duties adjustments, primarily related to aluminum imports in prior periods. The net benefit to gross margin from this tariff activity for the three and nine months ended September 30, 2026, was approximately 170 and 120 basis points, respectively. We will continue to evaluate developments and recognize additional recoveries when the applicable recognition criteria are met.
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
Belarusian Operations. In response to the Russia-Ukraine conflict, the EU issued additional sanctions impacting commerce with Belarus on June 29, 2024, which restricted the supply of laser cabinets and other mechanical components from our factory in Belarus to our Germany operations after October 2, 2024. Because of these sanctions, we completed an impairment analysis of our Belarus assets during the third quarter of 2024 and recorded an impairment charge of $26.6 million in our Condensed Consolidated Statements of Operations.
During the second quarter of 2026, we entered into an agreement to sell our Belarusian operations and concluded that the related assets and liabilities of the business met the criteria to be classified as held for sale. Accordingly, the disposal group was remeasured at the lower of carrying value or estimated fair value less costs to sell, resulting in an impairment charge of $17.6 million in the second quarter of 2026, primarily attributed to the inclusion of cumulative currency translation adjustments in the carrying value of the subsidiary's net assets. The disposal group remained classified as held for sale as of September 30, 2026, and upon remeasurement of the disposal group we recorded an additional impairment charge of $0.2 million in the third quarter. Total impairment charges recognized during the first three quarters of 2026 were $17.8 million.
On October 14, 2026, subsequent to the end of the third quarter, the government of Belarus approved the sale of our Belarusian operations to a third-party that previously signed a purchase and sale agreement with us. We currently expect the transaction to close in the fourth quarter of 2026, subject to the satisfaction of the remaining closing conditions. Future changes in estimated fair value less costs to sell, foreign currency exchange rates, or other developments related to the planned disposition through the closing date could result in additional charges or adjustments, however, we do not expect any such charges or adjustments to be material to the consolidated financial statements.
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
Our business depends substantially upon capital expenditures by end users, particularly by manufacturers using our products for industrial manufacturing, which includes general industrial manufacturing, automotive including electric vehicles ("EV"), battery energy storage systems ("BESS"), aerospace, heavy industry, but also may include consumer, semiconductor and electronics. Approximately 85% of our revenues for the first three quarters of 2026, and 84% for the full fiscal year of 2025 were in Industrial Solutions and used in industrial applications, mostly for materials processing. Although applications within Industrial Solutions are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of industrial equipment and will be subject to the broader fluctuations of capital equipment spending.
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
We also regularly review our inventory for items that are slow-moving, have been rendered obsolete or are determined to be excess. Any provision for such slow-moving, obsolete or excess inventory affects our gross margins. For example, we recorded provisions for slow-moving, obsolete or excess inventory totaling $6.7 million and $5.7 million for the three months ended September 30, 2026 and 2025, respectively and $17.2 million and $23.0 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Real estate footprint optimization. We periodically evaluate our global property portfolio and facility utilization to identify opportunities to improve operational efficiency, optimize capacity, consolidate operations and reduce operating costs. As these evaluations progress, we may determine that certain properties or other long-lived assets should be marketed for sale, leased or abandoned. Such actions could result in the recognition of material impairment charges, accelerated depreciation, disposal-related costs or other such charges in future reporting periods.
On October 30, 2026, our Board of Directors approved the sale of certain properties as part of our ongoing efforts to optimize our real estate footprint. As a result of the Board’s approval, the properties satisfy the assets held for sale criteria in the fourth quarter of 2026 resulting in a pre-tax impairment charge of approximately $25 million to adjust the carrying value of the properties to their estimated fair value less costs to sell. The estimate is preliminary and may change based on our final costs to sell and other factors. The sales of these properties are expected to be completed in 2027.
Foreign exchange. Because we are a U.S.-based company doing business globally, we have both translational and transactional exposure to fluctuations in foreign currency exchange rates. Changes in the relative exchange rate between the U.S. dollar and the foreign currencies in which our subsidiaries operate directly affects our sales, costs and earnings. Differences in the relative exchange rates between where we sell our products and where we incur manufacturing and other operating costs (primarily in the U.S. and Germany) also affects our costs and earnings. Certain currencies experiencing significant exchange rate fluctuations like the euro, the Chinese yuan and Japanese yen have had and could have an additional significant impact on our sales, costs and earnings. For the quarter ended September 30, 2026, the foreign exchange loss was primarily attributable to a loss on foreign exchange forward contracts, partially offset by gains from the appreciation of the Chinese yuan and the depreciation of the euro as compared to the U.S. dollar. Our ability to adjust the foreign currency selling prices of products in response to changes in exchange rates is limited and may not offset the impact of the changes in exchange rates on the translated value of sales or costs. In addition, if we increase the selling price of our products in local currencies, this could have a negative impact on the demand for our products.
Income taxes. On December 15, 2022, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework that was supported by over 130 countries worldwide. On January 5, 2026, the OECD issued administrative guidance introducing a side-by-side system that would exempt U.S.-parented multinational groups from certain Pillar Two rules beginning in fiscal years starting on or after January 1, 2026. The impact of the Pillar Two Framework on our income tax provisions for the nine months ended September 30, 2026 and 2025, respectively, was not material. We are continuing to evaluate the potential impact of the Pillar Two Framework on future periods, pending legislative adoption by additional individual countries.

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
Major customers. While we have historically depended on a few customers for a large percentage of our annual net sales, the composition of this group can change from period to period. Net sales derived from our five largest customers as a percentage of our net sales was 20% for the nine months ended September 30, 2026, and 16% and 13% for the full years ended December 31, 2025 and 2024, respectively. One of the Company's customers accounted for 12% and 11% of the Company's net accounts receivable at September 30, 2026 and December 31, 2025, respectively. We seek to add new customers and to expand our relationships with existing customers. We anticipate that the composition of our significant customers will continue to change. We generally do not enter into agreements with our customers obligating them to purchase a fixed number or large volume of our products. If any of our significant customers substantially reduced their purchases from us, our results would be adversely affected.
Results of Operations for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Net sales. Net sales increased by $36.7 million, or 14.6%, to $287.5 million for the three months ended September 30, 2026 from $250.8 million for the three months ended September 30, 2025.
The table below sets forth sales by application:

	Three Months Ended September 30,
	2026		2025		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Industrial Solutions	$239,548	83.3%	$214,697	85.6%	$24,851	11.6%
Advanced Solutions	47,952	16.7%	36,095	14.4%	11,857	32.8%
Total	$287,500	100.0%	$250,792	100.0%	$36,708	14.6%
The table below sets forth sales by type of product:

	Three Months Ended September 30,
	2026		2025		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
Lasers and Components	$226,037	78.6%	$202,182	80.6%	$23,855	11.8%
Systems	61,463	21.4%	48,610	19.4%	12,853	26.4%
Total	$287,500	100.0%	$250,792	100.0%	$36,708	14.6%

Industrial Solutions sales accounted for 83.3% of total revenue and increased 11.6% year over year, as a result of higher sales in welding and additive manufacturing. Advanced Solutions sales increased 32.8% year over year, driven by higher sales in semiconductor and defense applications, partially offset by lower sales in micromachining.
Cost of sales and gross margin. Cost of sales increased by $18.6 million, or 12.3%, to $170.4 million for the three months ended September 30, 2026 from $151.8 million for the three months ended September 30, 2025, representing 59.3% of net sales in 2026 vs. 60.5% of net sales in 2025, resulting in a gross margin of 40.7% in 2026 vs. 39.5% in 2025. The increase in cost of sales was primarily due to an increase in product costs and other direct cost of sales of $7.5 million including $4.4 million of tariff refunds recognized, net of claims activity related to prior periods, and an increase of $11.1 million in unabsorbed manufacturing expenses. The increase in gross margin was mainly driven by a decrease in product costs and other direct costs as a percentage of sales as well as tariff refunds recognized in the quarter, partially offset by an increase in unabsorbed manufacturing costs as a percentage of sales.

Sales and marketing expense. Sales and marketing expense increased by $0.1 million, or 0.4%, to $23.9 million for the three months ended September 30, 2026 from $23.8 million for the three months ended September 30, 2025. This change was primarily the result of higher personnel related expenses, partially offset by lower trade fair and exhibition costs. As a percentage of sales, sales and marketing expense decreased to 8.3% from 9.5% for the three months ended September 30, 2026 and 2025, respectively.
Research and development expense. Research and development expense increased by $0.9 million, or 3.0%, to $31.3 million for the three months ended September 30, 2026, compared to $30.4 million for the three months ended September 30, 2025. This change was primarily the result of higher personnel related expenses supporting product development activities, partially offset by lower consulting fees. As a percentage of sales, research and development expense decreased to 10.9% from 12.1% for the three months ended September 30, 2026 and 2025, respectively.
General and administrative expense. General and administrative expense increased by $2.4 million, or 6.8%, to $37.5 million for the three months ended September 30, 2026 from $35.1 million for the three months ended September 30, 2025. This change was primarily the result of higher personnel costs and related expenses due to strategic investments in strengthening our leadership team and adding key support resources to enhance organizational capabilities. In addition, there was an increase in integration costs and information systems expense as we continue to invest in our IT applications and infrastructure, partially offset by higher gains on sales of fixed assets. As a percentage of sales, general and administrative expense decreased to 13.0% from 14.0% for the three months ended September 30, 2026 and 2025, respectively.
Effect of exchange rates on net sales, gross profit and operating expenses. If exchange rates relative to the U.S. dollar had been the same as the comparable quarter one year ago, which were on average euro 0.86, Japanese yen 147 and Chinese yuan 7.16, respectively, we estimate that net sales for the three months ended September 30, 2026 would have been $3.3 million lower, gross profit would have been $2.2 million lower, and total sales and marketing, research and development, general and administrative expenses and other operating expenses would have been $0.3 million higher.
Loss on foreign exchange. We incurred a foreign exchange transaction loss of $3.3 million for the three months ended September 30, 2026 as compared to a $1.5 million loss for the three months ended September 30, 2025. Our European subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese subsidiary has certain net liabilities denominated in U.S. dollars. The foreign exchange loss for the three months ended September 30, 2026 was primarily attributable to a loss on foreign exchange forward contracts entered into to hedge the purchase price of the Lumibird Medical acquisition, partially offset by the gain from the appreciation of the Chinese yuan and the depreciation of the euro as compared to the U.S. dollar.
Interest income, net. Interest income, net was $7.7 million for the three months ended September 30, 2026 as compared to $7.3 million for the three months ended September 30, 2025. The change in interest income, net was primarily due to higher interest rates and value in our investment portfolio in the current period as compared to the prior year.
Provision for income taxes. The provision for income taxes was an expense of $8.1 million and an expense of $8.2 million, for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate was 28.7% for the three months ended September 30, 2026. This compares to the effective tax rate for the three months ended September 30, 2025 of 52.3%. The decrease in income taxes for the three months ended September 30, 2026 as compared to September 30, 2025 was primarily due to a reduction in uncertain tax positions mostly offset by an increase of income before provision for income taxes for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
The discrete tax detriment was $0.9 million for the three months ended September 30, 2026 as compared to a discrete tax detriment of $3.8 million for the three months ended September 30, 2025. The difference in the discrete tax detriment was primarily from a decrease in provisions for uncertain tax positions in the three months ended September 30, 2026.
Net income. Net income increased by $12.8 million to a net income of $20.3 million for the three months ended September 30, 2026 compared to a net income of $7.5 million for the three months ended September 30, 2025 due to the factors described above.
Results of Operations for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Net sales. Net sales increased by $102.3 million, or 14.0% to $831.6 million for the nine months ended September 30, 2026 from $729.3 million for the nine months ended September 30, 2025.

The table below sets forth sales by application:

	Nine Months Ended September 30,
	2026		2025		Change
	(In thousands, except for percentages)
Sales by Application		% of Total		% of Total
Industrial Solutions	$704,181	84.7%	$607,593	83.3%	$96,588	15.9%
Advanced Solutions	127,396	15.3%	121,713	16.7%	5,683	4.7%
Total	$831,577	100.0%	$729,306	100.0%	$102,271	14.0%

The table below sets forth sales by type of product and other revenue:

	Nine Months Ended September 30,
	2026		2025		Change
	(In thousands, except for percentages)
Sales by Product		% of Total		% of Total
Lasers and Components	$659,503	79.3%	$585,699	80.3%	$73,804	12.6%
Systems	172,074	20.7%	143,607	19.7%	28,467	19.8%
Total	$831,577	100.0%	$729,306	100.0%	$102,271	14.0%
Industrial solutions accounted for 84.7% of total revenue and increased 15.9% year over year, as a result of higher sales in welding, cleaning, cutting, and marking applications. Advanced solutions sales increased 4.7% year over year driven by higher revenue in semiconductor and medical procedures, partially offset by lower revenue in micromachining.
Cost of sales and gross margin. Cost of sales increased by $55.6 million or 12.4%, to $502.5 million for the nine months ended September 30, 2026 from $446.9 million for the nine months ended September 30, 2025. The increase in cost of sales was primarily due to an increase in product costs and other direct cost of sales of $40.0 million including $9.6 million of tariff refunds recognized, net of claims activity related to prior periods, and an increase of $23.0 million in unabsorbed manufacturing expenses, partially offset by a reduction of $7.5 million in provisions for excess and obsolete inventory. Our gross margin increased to 39.6% for the nine months ended September 30, 2026 from 38.7% for the nine months ended September 30, 2025. The increase in gross margin was mainly driven by reductions in net tariff costs and provisions for excess and obsolete inventory, partially offset by higher unabsorbed manufacturing expenses as a percentage of sales.
Sales and marketing expense. Sales and marketing expense decreased by $1.5 million, or 2.0%, to $72.3 million for the nine months ended September 30, 2026 compared with $73.8 million for the nine months ended September 30, 2025. This change was primarily the result of lower amortization expense related to intangible assets and demo units that became fully amortized and lower trade fair and exhibition costs. As a percentage of sales, sales and marketing expense decreased to 8.7% from 10.1% for the nine months ended September 30, 2026 and 2025, respectively.
Research and development expense. Research and development expense increased by $7.0 million, or 7.9%, to $95.6 million for the nine months ended September 30, 2026, compared to $88.6 million for the nine months ended September 30, 2025. This change was primarily the result of higher personnel and related expenses, partially offset by increased grant income and lower consulting fees. As a percentage of sales, research and development expense decreased to 11.5% from 12.2% for the nine months ended September 30, 2026 and 2025, respectively.
General and administrative expense. General and administrative expense increased by $7.3 million, or 7.1%, to $110.1 million for the nine months ended September 30, 2026 from $102.8 million for the nine months ended September 30, 2025. This change was primarily the result of higher personnel costs and related expenses due to strategic investments in strengthening our leadership team and adding key support resources to enhance organizational capabilities. In addition, there was an increase in integration costs, and information systems expense as we continue to invest in our IT applications and infrastructure, partially offset by higher gains on sales of fixed assets. As a percentage of sales, general and administrative expense decreased to 13.2% from 14.1% for the nine months ended September 30, 2026 and 2025, respectively.
Impairment charges. During the nine months ended September 30, 2026, the assets and liabilities of our Belarus subsidiary are reflected as assets and liabilities held for sale following the execution of definitive agreements to divest the business. Based on our assessment of fair value less costs to sell compared to the carrying value of the business, we recorded total impairment charges of $17.8 million, including an initial impairment charge of $17.6 million recorded during the second quarter of 2026 primarily attributed to the inclusion of cumulative currency translation adjustments in the carrying value of the subsidiary's net assets and an additional impairment charge of $0.2 million recorded upon subsequent remeasurement of the disposal group during the third quarter of 2026. As of September 30, 2026, the disposal group is classified as held for sale on our Condensed Consolidated Balance Sheets. There were no impairment charges recorded during the nine months ended September 30, 2025.
Settlement of litigation matters. During the nine months ended September 30, 2026, we recorded $13.5 million of legal settlement charges ($13.3 million net of the impact of change in foreign exchange rates) related to patent litigation with affiliates of Trumpf SE & Co. KG ("Trumpf"). The charge was recorded in operating expenses and reflects an agreed-upon settlement for past damages associated with sales of certain adjustable mode beam ("AMB") laser products. There were no settlement charges recorded during the nine months ended September 30, 2025.
Effect of exchange rates on net sales, gross profit and operating expenses. We estimate that, if exchange rates relative to the U.S. dollar had been the same as the comparable nine-month period one year ago, which were on average euro 0.90, Japanese yen 148 and Chinese yuan 7.22, respectively, we would have expected net sales for the nine months ended September 30, 2026 to be $17.1 million lower, gross profit to be $7.9 million lower, and total sales and marketing, research and development, general and administrative expenses and other operating expenses would have been $4.5 million lower.
Loss on foreign exchange. We incurred a foreign exchange transaction loss of $2.3 million for the nine months ended September 30, 2026 as compared to a loss of $7.0 million for the nine months ended September 30, 2025. Our European subsidiaries have certain net assets denominated in U.S. dollars, and our Chinese and Indian subsidiaries have certain net liabilities denominated in U.S. dollars. The loss for the nine months ended September 30, 2026 was primarily attributable to a loss on foreign exchange forward contracts entered into to hedge the purchase price of the Lumibird Medical acquisition, as well as the loss from the depreciation of the Indian rupee as compared to the U.S. dollar, partially offset by the gain from the depreciation of the euro and the appreciation of the Chinese yuan as compared to the U.S. dollar.
Interest income, net. Interest income, net, was $21.7 million for the nine months ended September 30, 2026 as compared to $22.7 million of income for the nine months ended September 30, 2025. The change in interest income, net was primarily due to lower weighted average interest rates across our investment portfolio in the current period as compared to the prior year.
Provision for income taxes. Provision for income taxes was $14.9 million for the nine months ended September 30, 2026 compared to $16.7 million for the nine months ended September 30, 2025. The effective tax rate was 35.4% for the nine months ended September 30, 2026 as compared to 48.4% for the nine months ended September 30, 2025. The decrease in tax expense for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to equity-based compensation expenses allowed for tax purposes in excess of the deductions reflected for financial statement income which were mostly offset by an increase in income before provision for income taxes.
For the nine months ended September 30, 2026, we recorded net discrete tax detriments of $0.1 million related primarily to adjustments for uncertain tax positions, partially offset by equity-based compensation tax deductions in excess of the amount recognized for financial statement income. This compares to net discrete tax detriments of $8.7 million for the nine months ended September 30, 2025, related primarily to equity-based compensation expense reflected in financial statement income in excess of the deductions allowed for tax purposes and provisions for uncertain tax positions.
Net income. Net income increased by $9.3 million to a net income of $27.1 million for the nine months ended September 30, 2026 compared to net income of $17.8 million for the nine months ended September 30, 2025, due to the factors described above.
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

On September 8, 2026, we entered into a definitive agreement with Lumibird S.A., a French société anonyme ("the Seller"), to acquire 100% of the outstanding shares of Lumibird Medical, a French société par actions simplifiée and wholly-owned subsidiary of the Seller, for a purchase price of €300 million (approximately $340.3 million) on a cash-free, debt-free basis, payable in cash at closing and subject to customary adjustments as set forth in the agreement. The agreement also provides for contingent earn-out consideration of up to €50 million (approximately $56.7 million) in additional cash based on the achievement of certain 2026 and 2027 performance metrics. U.S. dollar equivalents of euro-denominated amounts are presented for convenience and are based on the exchange rate in effect on September 30, 2026. The Company has entered into foreign currency hedging arrangements with respect to a portion of the purchase price; accordingly, the ultimate U.S. dollar cash cost may differ from the amounts presented above.
Upon closing, this transaction will result in a material expected cash outflow of €300 million (approximately $340.3 million) to the Seller in the fourth quarter of 2026, plus potential additional cash payments to the Seller up to €50 million (approximately $56.7 million) in total related to contingent consideration in the second quarters of 2027 and 2028, which will significantly reduce our near-term cash balances.
As of September 30, 2026, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.
The following table presents our principal sources of liquidity:

	September 30,	December 31,
	2026	2025
	(In thousands)
Cash and cash equivalents	$710,688	$403,790
Short-term investments	215,304	435,538
Unused credit lines and overdraft facilities	224,775	224,432
Working capital (defined as current assets excluding cash, cash equivalents and short-term investments, minus current liabilities)	359,131	350,075
Short-term investments at September 30, 2026 consist of liquid investments including corporate bonds, commercial paper, U.S. Treasury and agency obligations and term deposits with original maturities of greater than three months but less than one year. See Note 4, "Fair Value Measurements" in the notes to the Condensed Consolidated Financial Statements for further information about our short-term investments.
The following table details our Credit Facilities as of September 30, 2026:

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
(1) At September 30, 2026, there were no amounts drawn on this line; however, there were $0.4 million of guarantees issued against the line which reduced total availability.
(2) Other lines of credit available to certain foreign subsidiaries in U.S. dollars and their respective local currencies. At September 30, 2026, there were no amounts drawn on these lines; however, there were $2.0 million of guarantees issued against the lines which reduced total availability.
(3) The facilities are available to certain foreign subsidiaries in their respective local currencies. At September 30, 2026, there were no amounts drawn on these lines; however, there were $2.6 million of guarantees issued against the lines which reduced total availability.
(4) At September 30, 2026, there were no drawings and no guarantees issued.

(5) The facility does not have a stated maturity date. The interest rate in effect as of September 30, 2026 is fixed through January 2027. After that date, the interest rate may be renegotiated and availability may be terminated in accordance with the terms of the facility.

At September 30, 2026, our committed credit line is with Bank of America N.A. in the amount of $200.0 million. Under the credit agreement, we are required to meet certain financial covenants, which are tested quarterly and include an interest coverage ratio and a net leverage ratio. The interest coverage covenant requires we maintain a trailing twelve-month ratio of consolidated EBITDA to consolidated interest expense on all obligations that is at least 3.0 times. The net leverage covenant requires we maintain a trailing twelve-month ratio, which is the sum of all indebtedness for borrowed money on a consolidated basis, less cash and available marketable securities not classified as long-term investments in the U.S. in excess of $50 million up to a maximum of $500 million, to consolidated EBITDA that is less than 3.0 times. We were in compliance with the financial covenants as of September 30, 2026.
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
See Note 10, "Financing Arrangements" in the notes to the Condensed Consolidated Financial Statements for further information about our facilities.
The following table presents cash flow activities:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash provided by operating activities	$78,531	$46,535
Cash provided by (used in) investing activities	244,270	(292,904)
Cash used in financing activities	(13,701)	(50,919)
Operating activities. Net cash provided by operating activities increase by $32.0 million to an inflow of $78.5 million for the nine months ended September 30, 2026 vs. an inflow of $46.5 million for the nine months ended September 30, 2025, primarily due to cash provided by net income after adding back non-cash expenses and increase in tax refunds, partially offset by an increase in cash bonus payments made in the first quarter of 2026 based on improved financial performance, cash paid for the Trumpf legal settlement, higher accounts receivable, and an increase in inventory levels. Our largest working capital items typically are inventory and accounts receivable. Items such as accounts payable to third parties, prepaid expenses and other current assets and accrued expenses and other current liabilities are typically not as significant as our working capital investment in accounts receivable and inventory because of the amount of value added within IPG due to our vertically integrated structure. Accruals and payables for personnel costs including bonuses and income and other taxes payable are largely dependent on the timing of payments for those items.
The increase in cash provided by operating activities in the first three quarters of 2026 when compared to the first three quarters of 2025 primarily resulted from:

•an increase in cash provided by net income after adjusting for non-cash operating activities, mainly due to higher revenues;
•an increase in cash provided by income and other taxes, primarily due to increased tax refunds received from the filing of tax returns and lower cash tax payments resulting from the timing of payments, compared to the first three quarters of 2025;
•a decrease in cash used by prepaid and other current assets due to the timing of interest receivable collections and timing of bank acceptance drafts, partially offset by an increase in costs and estimated earnings in excess of billings on customized systems under contract; and

•an increase in cash provided by accounts payable due to timing of payments.
The increase in cash provided by operating activities in the first three quarters of 2026 when compared to the first three quarters of 2025 was partially offset by:

•an increase in cash used by accounts receivable due to the timing of collections;
•an increase in cash used by accrued expenses and other current liabilities, primarily due to an increase in cash bonus payments made in 2026 compared to 2025 based on improved financial performance, a decrease in billings in excess of cost and estimated earnings on customized systems under contract, higher warranty payments, and a reduction in customer deposits, partially offset by increases in cash due to the timing of payments for non-performance-based accrued personnel costs, lower lease payments, and an increase in deferred revenue;
•the payment of the Trumpf settlement in April 2026; and
•an increase in cash used by inventory.

Investing activities. Net cash provided by investing activities was $244.3 million for the nine months ended September 30, 2026 as compared to cash used in investing activities of $292.9 million in 2025. The cash provided by investing activities in 2026 related to $302.4 million of net proceeds from maturities of investments, $2.2 million of proceeds from the sale of property, plant and equipment, and a $2.0 million deposit received from the prospective purchaser under the pending agreement to sell our Belarus operation, partially offset by $54.4 million of capital expenditures and an $8.0 million purchase of an equity investment. The cash used in investing activities in 2025 related to $232.7 million of net purchases of investments and $60.9 million of cash used for capital expenditures.
Financing activities. Net cash used in financing activities was $13.7 million for the nine months ended September 30, 2026 as compared to net cash used of $50.9 million in 2025. Cash used in financing activities in the first three quarters of 2026 included amounts disbursed for shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units of $11.1 million and the purchase of treasury stock of $2.6 million. The cash used in financing activities in 2025 primarily related to the purchase of treasury stock of $46.6 million and the net cash outflow from amounts disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units of $4.3 million. The amount disbursed to withhold these shares increased in 2026 compared to 2025 due to the vesting of restricted stock units at substantially higher stock prices.
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
Interest rate risk. Certain financial instruments of ours are subject to interest rate risk due to variable interest rates that fluctuate with market conditions. However, our exposure to market risk from interest rate fluctuations is limited. We maintain a portfolio of cash, cash equivalents, and short-term and long-term investments, which primarily includes bank deposits, money market funds, certificates of deposit, commercial paper, corporate bonds, and U.S. Treasury and agency securities. The majority of these investments mature within one year. Due to the short to intermediate-term nature of these instruments, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition or results of operations.
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
Exchange rates. Due to our international operations, a significant portion of our net sales, cost of sales and operating expenses are denominated in currencies other than the U.S. dollar, principally the euro and the Chinese yuan. Changes in the exchange rate of the U.S. dollar versus the functional currencies of our subsidiaries affect the translated value and relative level of sales and net income that we report from one period to the next. In addition, our subsidiaries may have assets or liabilities denominated in a currency other than their functional currency which results in foreign exchange transaction gains and losses due to changes in the value of the functional currency versus the currency the assets and liabilities are denominated in. The loss on foreign exchange transactions totaled $3.3 million for the three months ended September 30, 2026 compared to a loss of $1.5 million for the three months ended September 30, 2025. Management attempts to minimize these exposures by partially or fully off-setting foreign currency denominated assets and liabilities at our subsidiaries that operate in different functional currencies. The effectiveness of this strategy can be limited by the volume of underlying transactions at various subsidiaries and by our ability to accelerate or delay inter-company cash settlements. As a result, we are unable to create a perfect offset of the foreign currency denominated assets and liabilities. Furthermore, if we expect a currency movement to be beneficial to us in the short or medium term, we have, on occasions, chosen not to hedge or otherwise offset the underlying assets or liabilities. However, it is difficult to predict foreign currency movements accurately.
At September 30, 2026, our material foreign currency exposure is net U.S. dollar denominated assets at subsidiaries where the euro is the functional currency and U.S. dollar denominated liabilities where the Chinese yuan is the functional currency. The net U.S. dollar denominated assets are comprised of cash, third party receivables and inter-company receivables offset by third party and inter-company payables denominated in U.S. dollar. The U.S. dollar denominated liabilities are comprised of inter-company payables.
A 5% change in the relative exchange rate of the U.S. dollar to the euro as of September 30, 2026 applied to the net U.S. dollar asset balances (excluding the foreign exchange forward contracts discussed below), would result in a foreign exchange gain of $2.4 million if the U.S. dollar appreciated and a $2.5 million foreign exchange loss if the U.S. dollar depreciated. A 5% change in the relative exchange rate of the U.S. dollar to the Chinese yuan as of September 30, 2026 applied to the net U.S. dollar liabilities balances, would result in a foreign exchange loss of $2.3 million if the U.S. dollar appreciated and a $2.4 million foreign exchange gain if the U.S. dollar depreciated.
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
Foreign currency derivative instruments can also be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. During the three months ended September 30, 2026, we entered into foreign exchange forward contracts to mitigate our exposure to fluctuations in the euro to U.S. dollar exchange rate on the purchase price of a pending acquisition. As of September 30, 2026, these contracts had an aggregate notional amount of €150.0 million and a weighted-average strike rate of 1.17 U.S. dollars per euro, and they mature in October 2026. Because these contracts are not designated as hedging instruments, changes in their fair value resulting from exchange rate movements are recognized in earnings. A 5% change in the exchange rate of the U.S. dollar to the euro as of September 30, 2026 would have resulted in an incremental foreign exchange loss of $8.5 million on these contracts if the U.S. dollar appreciated and an incremental foreign exchange gain of $8.5 million if the U.S. dollar depreciated. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in additional financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
Changes in Internal Controls
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 11, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, and in Item 1A "Risk Factors" of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which could materially and adversely affect our financial condition, results of operations or cash flows, or cause our actual results to differ materially from those projected in any forward-looking statements. We may also face other risks and uncertainties that are not presently known, are not currently believed to be material, or are not identified in our Annual Report or Quarterly Reports because they are common to all businesses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
There have been no sales of unregistered securities for the three months ended September 30, 2026.
Issuer Purchases of Equity Securities
The following table reflects issuer purchases of equity securities for the three months ended September 30, 2026:

(In thousands, except share and per share data)	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 — July 31, 2026	128	$79.98	128	$99,990
August 1, 2026 — August 31, 2026	15,664	78.53	11,400	99,143
September 1, 2026 — September 30, 2026	23,128	77.38	23,128	97,353
Total	38,920	$77.85	34,656	$97,353

(1)     Total number of shares (or units) purchased includes "withhold to cover" tax liabilities upon vesting of restricted stock awards. For the three months ended September 30, 2026, a total of 4,264 shares were withheld to cover at an average price of $89.82.

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
There were 34,656 share repurchases in the third quarter of 2026 under the February 2026 authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the Registrant's last fiscal quarter ended September 30, 2026, the following director and executive officer of the Registrant adopted Rule 10b5-1 trading arrangements:

•on August 27, 2026, Mr. Paulus Bucher, Senior Vice President, Global Operations of the Registrant, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 2,604 shares, including shares acquired upon vesting of restricted stock units. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 10, 2027, or earlier if all transactions under the trading arrangement are completed.
•on September 14, 2026, Ms. Mary Buttarazzi, Vice President, Corporate Controller and Chief Accounting Officer of the Registrant, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 2,257 shares, including shares acquired upon vesting of restricted stock units. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2027, or earlier if all transactions under the trading arrangement are completed.
Other than those disclosed above, none of our directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or "non-Rule 10b5-1 trading arrangement," in each case as defined in Item 408 of Regulation S-K during the quarter.
ITEM 6. EXHIBITS
(a) Exhibits

Exhibit No.	Description

2.1*
Put Option Agreement, dated July 16, 2026, by IPG Photonics Corporation and Lumibird S.A. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 16, 2026).

2.2*
Share Purchase Agreement, dated September 8, 2026, between IPG Photonics Corporation and Lumibird S.A. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on September 8, 2026).

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

* Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or attachment to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IPG PHOTONICS CORPORATION

Date: November 3, 2026	By:	/s/ Mark M. Gitin
Mark M. Gitin
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Timothy P.V. Mammen
Timothy P.V. Mammen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)